Form 10-Q
period 1996-05-04
PERFUMANIA INC
filed 1996-06-17
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                   FOR THE QUARTERLY PERIOD ENDED MAY 4, 1996
                         COMMISSION FILE NUMBER 0-19714



                                PERFUMANIA, INC.

                     STATE OF FLORIDA      I.R.S. NO. 65-0026340

                             11701 N.W. 101ST ROAD
                              MIAMI, FLORIDA 33178


                       TELEPHONE NUMBER: (305) 889-1600


     Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.

                          YES   X      NO
                              -----       -----


                          COMMON STOCK $.01 PAR VALUE
                 OUTSTANDING SHARES AT MAY 4, 1996 -- 6,709,700

                               TABLE OF CONTENTS


                                PERFUMANIA, INC.

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS
- - ------

            Consolidated Balance Sheets....................................... 3

            Consolidated Statements of Operations............................. 4

            Consolidated Statements of Cash Flows............................. 5

            Notes to Condensed Consolidated Financial Statements.............. 6

ITEM 2  Management's Discussion and Analysis of
- - ------
            Consolidated Financial Condition and Results
            of Operations..................................................... 9

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                PERFUMANIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             MAY 4, 1996       FEBRUARY 3, 1996
                                                             ------------      ----------------
ASSETS

Current assets:
  Cash and cash equivalents................................  $    776,238        $   331,028
  Trade receivables, less allowances for doubtful
     accounts..............................................     9,773,168         13,492,118
  Advances to suppliers....................................     6,560,098          4,311,660
  Inventories, net of reserve of $750,000..................    64,035,524         56,014,501
  Prepaid expenses.........................................     1,161,748          1,152,095
  Net deferred tax asset...................................     1,254,000          1,254,000
  Due from related parties.................................       122,538            122,538
                                                             ------------        -----------
     Total current assets..................................    83,683,314         76,677,940
Property and equipment, net................................    14,025,174         13,453,780
Leased equipment under capital leases, net.................     1,533,577          1,606,497
Other assets, net..........................................     1,472,498          1,411,579
Due from related parties...................................       417,763            415,527
                                                             ------------        -----------
                                                             $101,132,326        $93,565,323
                                                             ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of notes
     payable...............................................  $ 26,737,832        $23,553,897
  Accounts payable.........................................    21,300,317         18,814,302
  Accrued expenses and other liabilities...................     2,863,214          2,903,959
  Convertible debentures...................................     3,000,000               --
  Current portion of obligations under capital leases......       421,797            498,348
  Due to related parties...................................       680,000            680,000
                                                             ------------        -----------
     Total current liabilities.............................    55,003,160         46,450,506
  Long-term portion of loans payable.......................       601,503            601,503
  Long-term portion of obligations under capital leases....     1,213,066          1,213,066
                                                             ------------        -----------
     Total liabilities.....................................    56,817,729         48,265,075
                                                             ------------        -----------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued...............................          --                 --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 6,709,700 and 6,707,700 shares issued and
     outstanding...........................................        67,097             67,077
  Common stock subscribed..................................       956,250               --
  Capital in excess of par value...........................    47,967,694         47,959,464
  Treasury stock...........................................      (123,323)          (123,323)
  Accumulated deficit......................................    (4,553,121)        (2,602,970)
                                                             ------------        -----------
Total stockholders' equity.................................    44,314,597         45,300,248
                                                             ------------        -----------
                                                             $101,132,326        $93,565,323
                                                             ============        ===========

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THIRTEEN           THIRTEEN
                                                               WEEKS ENDED       WEEKS ENDED
                                                               MAY 4, 1996      APRIL 29, 1995
                                                               -----------      --------------
Net sales....................................................  $23,220,473       $23,536,042
Cost of goods sold...........................................   13,312,526        14,489,019
                                                               -----------       -----------
  Gross profit...............................................    9,907,947         9,047,023
                                                               -----------       -----------
Operating Expenses:
  Selling, general and administrative........................   10,278,919        10,006,990
  Depreciation and amortization..............................      854,190           793,056
                                                               -----------       -----------
     Total operating expenses................................   11,133,109        10,800,046
                                                               -----------       -----------
Loss from operations before other expense....................   (1,225,162)       (1,753,023)
Other expense................................................     (724,989)         (586,227)
                                                               -----------       -----------
Loss before income taxes.....................................   (1,950,151)       (2,339,250)
Provision for income taxes...................................          --                --
                                                               -----------       -----------
Net loss.....................................................  $(1,950,151)      $(2,339,250)
                                                               ===========       ===========
Loss per common share........................................  $     (0.26)      $     (0.34)
                                                               ===========       ===========

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THIRTEEN          THIRTEEN
                                                               WEEKS ENDED      WEEKS ENDED
                                                               MAY 4, 1996     APRIL 29, 1995
                                                               -----------     --------------
Cash flows from operating activities:
  Net loss...................................................  $(1,950,151)     $(2,339,250)
  Adjustments to reconcile net loss to net cash used in        -----------      -----------
     operating activities:
     Capitalized preopening costs............................     (149,489)         (34,086)
     Provision for doubtful accounts.........................       60,000               --
     Depreciation and amortization...........................      854,190          793,056
     Loss on disposition.....................................       16,319           82,477
     Change in assets and liabilities, (Increase) decrease
       in:
         Trade receivables...................................    3,658,950          268,778
         Advances to suppliers...............................   (2,248,438)        (327,988)
         Inventories.........................................   (8,021,023)      (3,092,582)
         Other current assets................................       54,986         (409,841)
         Tax refund receivable...............................          --           372,799
         Other assets........................................       29,540           16,543
     Increase (decrease) in:
         Accounts payable....................................    2,486,015        2,816,301
         Accrued expenses and other current liabilities......      (40,745)        (235,217)
                                                               -----------      -----------
     Total adjustments.......................................   (3,299,695)         250,240
                                                               -----------      -----------
         Net cash used in operating activities...............   (5,249,846)      (2,089,010)
                                                               -----------      -----------
Cash flows from investing activities:
     Additions to property and equipment.....................   (1,268,042)        (506,727)
     Proceeds from sale of other property....................          --           617,914
                                                               -----------      -----------
         Net cash provided by (used in) investing activities.   (1,268,042)         111,187
                                                               -----------      -----------
Cash flows from financing activities:
     Net borrowings and repayments under bank line of credit
       and notes payable.....................................    3,183,935        1,905,971
     Issuance of convertible debentures (see Note 5).........    2,935,361               --
     Net borrowings from related parties.....................       (2,236)         (63,168)
     Principal payments under capital lease obligations......     (118,462)         (98,024)
     Proceeds from issuance of common stock..................        8,250            6,250
     Subscription of stock (see Note 5)......................      956,250               --
                                                               -----------       ----------
         Net cash provided by financing activities...........    6,963,098        1,751,029
                                                               -----------      -----------
Increase (decrease) in cash and cash equivalents.............      445,210         (226,794)
Cash and cash equivalents at beginning of period.............      331,028          505,872
                                                               -----------      -----------
Cash and cash equivalents at end of period...................  $   776,238      $   279,078
                                                               ===========      ===========
Supplemental disclosure of cash flow information:
- - -------------------------------------------------
     Cash paid for:
       Interest..............................................  $   797,547       $  730,410
       Income taxes..........................................  $    25,000           35,000

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1). SIGNIFICANT ACCOUNTING POLICIES
- - ------------------------------------

     The condensed consolidated financial statements include the accounts of Perfumania and subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

     The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of the Company, are necessary for a fair statement of the results for the periods indicated. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended February 3, 1996.

(2). STOCKHOLDERS' EQUITY
- - -------------------------

                                                  COMMON STOCK
                            COMMON STOCK           SUBSCRIBED       CAPITAL IN      TREASURY STOCK
                         -------------------   ------------------     EXCESS      ------------------    RETAINED
                          SHARES     AMOUNT    SHARES     AMOUNT      OF PAR      SHARES    AMOUNT      EARNINGS        TOTAL
                         ---------   -------   -------   --------   -----------   ------   ---------   -----------   -----------
Balance at February 3,
  1996.................  6,707,700   $67,077       --         --    $47,959,464   23,000   ($123,323)  ($2,602,970)  $45,300,248
Exercise of stock
  options..............      2,000        20       --         --          8,230      --          --            --          8,250
Subscription of common
  stock................        --        --    180,000   $956,250           --       --          --            --        956,250
Net loss for the
  thirteen weeks ended
  May 4, 1996..........        --        --        --         --            --       --          --     (1,950,151)   (1,950,151)
                         ---------   -------   -------   --------   -----------   ------   ---------   -----------   -----------
Balance at May 4,
  1996.................  6,709,700   $67,097   180,000   $956,250   $47,967,694   23,000   $(123,323)  $(4,553,121)  $44,314,597
                         ---------   -------   -------   --------   -----------   ------   ---------   -----------   -----------

(3). EARNINGS (LOSS) PER COMMON SHARE
- - -------------------------------------

     Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.

     The weighted average number of common shares for the period ended May 4, 1996 and April 29, 1995 were 7,489,818 and 6,816,775, respectively.

                                PERFUMANIA, INC.

(4). SEGMENT INFORMATION
- - ------------------------

     The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                                            THIRTEEN WEEKS       THIRTEEN WEEKS
                                                                ENDED                ENDED
                                                             MAY 4, 1996         APRIL 29, 1995
                                                            --------------       --------------
Sales
  Wholesale...............................................   $ 5,028,257           $ 7,915,200
  Retail..................................................    18,192,216            15,620,842
                                                             -----------           -----------
     Total net sales......................................   $23,220,473           $23,536,042
                                                             -----------           -----------
Cost of goods sold
  Wholesale...............................................   $ 3,839,397           $ 6,060,325
  Retail..................................................     9,473,129             8,428,694
                                                             -----------           -----------
     Total cost of goods sold.............................   $13,312,526           $14,489,019
                                                             -----------           -----------
Gross profit
  Wholesale...............................................   $ 1,188,860           $ 1,854,875
  Retail..................................................     8,719,087             7,192,148
                                                             -----------           -----------
     Total gross profit...................................   $ 9,907,947           $ 9,047,023
                                                             -----------           -----------


                                                              MAY 4, 1996       FEBRUARY 3, 1996
                                                             ------------       ----------------
Inventory
  Wholesale...............................................   $19,566,376           $17,260,449
  Retail..................................................    44,469,148            38,754,052
                                                             -----------           -----------
     Total net inventory..................................   $64,035,524           $56,014,501
                                                             -----------           -----------
Number of stores..........................................           195                   194

     An unaffiliated customer of the wholesale segment accounted for approximately 40% and 2% of the consolidated net sales for the thirteen weeks ended May 4, 1996 and April 29, 1995, respectively, and 72% and 48% of the consolidated net trade accounts receivable balance at May 4, 1996 and February 3, 1996, respectively.

(5). ISSUANCE OF STOCK SUBSCRIPTION AND CONVERTIBLE DEBENTURES
- - --------------------------------------------------------------

     On March 21, 1996, the Company executed a Regulation S stock subscription agreement to sell 180,000 shares of common stock to a non-U.S. person for approximately $956,000. The proceeds were received in March 1996 and the shares were subsequently issued in May 1996.

     On March 25, 1996, the Company issued $3,000,000 of 5% Convertible Debentures (the "Debentures") in a Regulation S offering to non-U.S. persons. The debentures mature on April 1, 1997, and are convertible into shares of common stock of the Company, at any time after May 21, 1996, at a conversion price for each share of common stock equal to eighty-five percent of the market price of the common stock on the date of conversion, not to exceed $8.50 per share of common stock. On May 23, 1996, $500,000 of the debentures were converted to approximately 115,000 shares of the Company's common stock by the registered holder.

                                PERFUMANIA, INC.

(6). SUBSEQUENT EVENTS
- - ----------------------

     On May 8, 1996, the Company signed two non-binding letters of intent with Model Imperial, Inc. (Model). One letter pertains to the proposed acquisition by the Company of Model's retail operations, including its 650 licensed retail departments and its Cosmetique chain of five stores, and the other pertains to the Company's proposed acquisition of 51% of Model's common stock. The transactions are subject to a number of conditions, including among other things, satisfactory completion of due diligence, the Company obtaining financing for the transactions, the execution of a definitive acquisition agreement, and regulatory approvals, if required. There are no assurances that either transaction will be consummated.

     Through May 23, 1996, the Company has repurchased 45,000 shares of its common stock for approximately $242,000. This repurchase was previously authorized by the Company's Board of Directors.

PART I. FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SEASONALITY
- - -----------

     The Company's operations have historically been seasonal, with generally higher retail sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Significantly higher fourth fiscal quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. Wholesale sales also vary by fiscal quarter as a result of the selection of merchandise available for sale as well as the need for the Company to stock its retail stores for the Christmas holiday season. Therefore, the results of any interim period are not necessarily indicative of the results that might be expected during a full fiscal year.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

     At May 4, 1996 working capital was $28.7 million compared to $30.2 million at February 3, 1996. The decrease was primarily due to the current period loss.

     Net cash used in operating activities during the thirteen weeks ended May 4, 1996 was approximately $5.2 million, principally as a result of the net change in the Company's trade receivables, advances to suppliers, inventories, and accounts payable. At May 4, 1996, approximately $0.7 million of the Company's trade receivables were considered past due compared to $0.7 million at February 3, 1996. Of the $9.8 million in trade receivables, $7.1 million was due from one customer which also accounted for 40% of the Company's wholesale sales during the thirteen weeks ended May 4, 1996. The Company's sales to this customer are made on an open account terms and since late 1991 the Company has extended credit terms to this customer of up to one year. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

     Net cash used in investing activities during the current period was $1.3 million. This represents purchases of furniture, fixtures and equipment for new store openings and renovations of existing stores during the first and second quarters.

     Net cash provided by financing activities during the current period was approximately $7.0 million, which was the result of an increase in the Company's use of its line of credit, along with the issuance of Regulation S 5% convertible debentures of $3 million, and a Regulation S subscription of 180,000 shares of common stock for approximately $1.0 million (see Note 5). On March 29, 1996, the Company's $25 million line of credit, which expires on April 30, 1999, was increased to $30 million.

     During the thirteen weeks ended May 4 1996, the Company closed one store and opened two stores. At May 4, 1996, the Company operated 195 stores. The Company plans to open approximately 20 stores during the second and third quarters.

RESULTS OF OPERATIONS
- - ---------------------

     Comparison of the Thirteen Weeks Ended May 4, 1996 with the Thirteen Weeks Ended April 29, 1995.

     Net sales decreased 1.3% from $23.5 million in the first thirteen weeks of 1995 to $23.2 million in the first thirteen weeks of 1996. The decrease in net sales was the result of a 36.5% decrease in wholesale sales (from $7.9 million to $5.0 million), which offset a 16.5% increase in retail sales (from $15.6 million to $18.2 million). The decrease in wholesale sales was primarily due to a slowdown in wholesale orders. The increase in retail sales was principally due to the increase in the number of stores operated during the first thirteen weeks of 1996 compared to the first thirteen weeks of 1995. Comparable store sales during the current period increased 6.0% when compared to last year.

     Gross profit increased 9.5% from $9.0 million in the first thirteen weeks of 1995 (38.4% of total net sales) to $9.9 million in the first thirteen weeks of 1996 (42.7% of total net sales) due to an increase in gross profit for the retail division offset by a decrease in gross profit for the wholesale division.

     Gross profit for the wholesale division decreased from $1.9 million in the first thirteen weeks of 1995 to $1.2 million in the first thirteen weeks of 1996 as a result of lower wholesale sales. As a percentage of net sales, gross profit for the wholesale division increased from 23.4% in the first thirteen weeks of 1995 to 23.6% in the first thirteen weeks of 1996.

     Gross profit for the retail division increased to $8.7 million in the first thirteen weeks of 1996 from $7.2 million in the first thirteen weeks of 1995 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division increased from 46.0% in the first thirteen weeks of 1995 to 47.9% in the first thirteen weeks of 1996 primarily as a result of less promotional sales of merchandise at lower margins.

     Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 3.1% from $10.8 million in the first thirteen weeks of 1995 to $11.1 million in the first thirteen weeks of 1996. The increase was primarily due to costs associated with the operation of 17 additional stores during the current period.

     The Company had a net loss of $1,950,151, or $0.26 per share, in the first thirteen weeks of 1996 compared to a net loss of $2,339,250 or $0.34 per share, in the first thirteen weeks of 1995. The weighted average number of common shares outstanding were 7,489,818 for the first thirteen weeks of 1996 and 6,816,775 for the first thirteen weeks of 1995.

                                PERFUMANIA, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                    Perfumania, Inc.
                                          -------------------------------------
                                                    (Registrant)




Date: June 13, 1996                   By: /S/ SIMON FALIC
                                          -------------------------------------
                                          Simon Falic
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)




                                      By: /S/ RON A. FRIEDMAN
                                          -------------------------------------
                                          Ron A. Friedman
                                          Chief Financial Officer
                                          Treasurer, and Secretary
                                          (Principal Financial and
                                          Accounting Officer)