Form 10-Q/A
period 1996-05-04
PERFUMANIA INC
filed 1996-09-06
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QA
                               Amendment Number 1


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


ITEM 1  FINANCIAL STATEMENTS
- ------

            Consolidated Balance Sheets....................................... 3

            Consolidated Statements of Operations............................. 4

            Consolidated Statements of Cash Flows............................. 5

            Notes to Condensed Consolidated Financial Statements.............. 6

ITEM 2  Management's Discussion and Analysis of
- ------
            Consolidated Financial Condition and Results
            of Operations..................................................... 9

ITEM 6  Exhibits
- ------
            Exhibit 27 - Restated Financial Data Schedule (for SEC use only).

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                                PERFUMANIA, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                             MAY 4, 1996       FEBRUARY 3, 1996
                                                             ------------      ----------------
ASSETS

Current assets:
  Cash and cash equivalents................................  $    776,238        $   331,028
  Trade receivables, less allowances for doubtful
     accounts..............................................     9,773,168         13,492,118
  Advances to suppliers....................................     6,560,098          4,311,660
  Inventories, net of reserve of $750,000..................    64,035,524         56,014,501
  Prepaid expenses.........................................     1,161,748          1,152,095
  Net deferred tax asset...................................     2,014,559          1,254,000
  Due from related parties.................................       122,538            122,538
                                                             ------------        -----------
     Total current assets..................................    84,443,873         76,677,940
Property and equipment, net................................    14,025,174         13,453,780
Leased equipment under capital leases, net.................     1,533,577          1,606,497
Other assets, net..........................................     1,472,498          1,411,579
Due from related parties...................................       417,763            415,527
                                                             ------------        -----------
                                                             $101,892,885        $93,565,323
                                                             ============        ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of notes
     payable...............................................  $ 26,737,832        $23,553,897
  Accounts payable.........................................    21,300,317         18,814,302
  Accrued expenses and other liabilities...................     2,863,214          2,903,959
  Convertible debentures...................................     3,000,000               --
  Current portion of obligations under capital leases......       421,797            498,348
  Due to related parties...................................       680,000            680,000
                                                             ------------        -----------
     Total current liabilities.............................    55,003,160         46,450,506
  Long-term portion of loans payable.......................       601,503            601,503
  Long-term portion of obligations under capital leases....     1,213,066          1,213,066
                                                             ------------        -----------
     Total liabilities.....................................    56,817,729         48,265,075
                                                             ------------        -----------
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued...............................          --                 --
  Common stock, $.01 par value, 25,000,000 shares
     authorized, 6,709,700 and 6,707,700 shares issued and
     outstanding...........................................        67,097             67,077
  Common stock subscribed..................................       956,250               --
  Capital in excess of par value...........................    47,967,694         47,959,464
  Treasury stock...........................................      (123,323)          (123,323)
  Accumulated deficit......................................    (3,792,562)        (2,602,970)
                                                             ------------        -----------
Total stockholders' equity.................................    45,075,156         45,300,248
                                                             ------------        -----------
                                                             $101,892,885        $93,565,323
                                                             ============        ===========

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                THIRTEEN           THIRTEEN
                                                               WEEKS ENDED       WEEKS ENDED
                                                               MAY 4, 1996      APRIL 29, 1995
                                                               -----------      --------------
Net sales....................................................  $23,220,473       $23,536,042
Cost of goods sold...........................................   13,312,526        14,489,019
                                                               -----------       -----------
  Gross profit...............................................    9,907,947         9,047,023
                                                               -----------       -----------
Operating Expenses:
  Selling, general and administrative........................   10,278,919        10,006,990
  Depreciation and amortization..............................      854,190           793,056
                                                               -----------       -----------
     Total operating expenses................................   11,133,109        10,800,046
                                                               -----------       -----------
Loss from operations before other expense....................   (1,225,162)       (1,753,023)
Other expense................................................     (724,989)         (586,227)
                                                               -----------       -----------
Loss before income taxes.....................................   (1,950,151)       (2,339,250)
Provision (benefit) for income taxes.........................     (760,559)              --
                                                               -----------       -----------
Net loss.....................................................  $(1,189,592)      $(2,339,250)
                                                               ===========       ===========
Loss per common share........................................  $     (0.16)      $     (0.34)
                                                               ===========       ===========

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                THIRTEEN          THIRTEEN
                                                               WEEKS ENDED      WEEKS ENDED
                                                               MAY 4, 1996     APRIL 29, 1995
                                                               -----------     --------------
Cash flows from operating activities:
  Net loss...................................................  $(1,189,592)     $(2,339,250)
  Adjustments to reconcile net loss to net cash used in        -----------      -----------
     operating activities:
     Capitalized preopening costs............................     (149,489)         (34,086)
     Provision for doubtful accounts.........................       60,000               --
     Deferred tax benefit....................................     (760,559)              --
     Depreciation and amortization...........................      854,190          793,056
     Loss on disposition.....................................       16,319           82,477
     Change in assets and liabilities, (Increase) decrease
       in:
         Trade receivables...................................    3,658,950          268,778
         Advances to suppliers...............................   (2,248,438)        (327,988)
         Inventories.........................................   (8,021,023)      (3,092,582)
         Other current assets................................       54,986         (409,841)
         Tax refund receivable...............................          --           372,799
         Other assets........................................       29,540           16,543
     Increase (decrease) in:
         Accounts payable....................................    2,486,015        2,816,301
         Accrued expenses and other current liabilities......      (40,745)        (235,217)
                                                               -----------      -----------
     Total adjustments.......................................   (4,060,254)         250,240
                                                               -----------      -----------
         Net cash used in operating activities...............   (5,249,846)      (2,089,010)
                                                               -----------      -----------
Cash flows from investing activities:
     Additions to property and equipment.....................   (1,268,042)        (506,727)
     Proceeds from sale of other property....................          --           617,914
                                                               -----------      -----------
         Net cash provided by (used in) investing activities.   (1,268,042)         111,187
                                                               -----------      -----------
Cash flows from financing activities:
     Net borrowings and repayments under bank line of credit
       and notes payable.....................................    3,183,935        1,905,971
     Issuance of convertible debentures (see Note 5).........    2,935,361               --
     Net borrowings from related parties.....................       (2,236)         (63,168)
     Principal payments under capital lease obligations......     (118,462)         (98,024)
     Proceeds from issuance of common stock..................        8,250            6,250
     Subscription of stock (see Note 5)......................      956,250               --
                                                               -----------       ----------
         Net cash provided by financing activities...........    6,963,098        1,751,029
                                                               -----------      -----------
Increase (decrease) in cash and cash equivalents.............      445,210         (226,794)
Cash and cash equivalents at beginning of period.............      331,028          505,872
                                                               -----------      -----------
Cash and cash equivalents at end of period...................  $   776,238      $   279,078
                                                               ===========      ===========
Supplemental disclosure of cash flow information:
- -------------------------------------------------
     Cash paid for:
       Interest..............................................  $   797,547       $  730,410
       Income taxes..........................................  $    25,000           35,000

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1). SIGNIFICANT ACCOUNTING POLICIES
- ------------------------------------

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

(2). STOCKHOLDERS' EQUITY
- -------------------------

                                                  COMMON STOCK
                            COMMON STOCK           SUBSCRIBED       CAPITAL IN      TREASURY STOCK
                         -------------------   ------------------     EXCESS      ------------------    RETAINED
                          SHARES     AMOUNT    SHARES     AMOUNT      OF PAR      SHARES    AMOUNT      EARNINGS        TOTAL
                         ---------   -------   -------   --------   -----------   ------   ---------   -----------   -----------
Balance at February 3,
  1996.................  6,707,700   $67,077       --         --    $47,959,464   23,000   ($123,323)  ($2,602,970)  $45,300,248
Exercise of stock
  options..............      2,000        20       --         --          8,230      --          --            --          8,250
Subscription of common
  stock................        --        --    180,000   $956,250           --       --          --            --        956,250
Net loss for the
  thirteen weeks ended
  May 4, 1996..........        --        --        --         --            --       --          --     (1,189,592)   (1,189,592)
                         ---------   -------   -------   --------   -----------   ------   ---------   -----------   -----------
Balance at May 4,
  1996.................  6,709,700   $67,097   180,000   $956,250   $47,967,694   23,000   $(123,323)  $(3,792,562)  $45,075,156
                         ---------   -------   -------   --------   -----------   ------   ---------   -----------   -----------

(3). EARNINGS (LOSS) PER COMMON SHARE
- -------------------------------------

     Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.

     The weighted average number of common shares for the period ended May 4, 1996 and April 29, 1995 were 7,489,818 and 6,816,775, respectively.

                                PERFUMANIA, INC.

(4). SEGMENT INFORMATION
- ------------------------

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

(5). ISSUANCE OF STOCK SUBSCRIPTION AND CONVERTIBLE DEBENTURES
- --------------------------------------------------------------

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

                                PERFUMANIA, INC.

(6). SUBSEQUENT EVENTS
- ----------------------

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

SEASONALITY
- -----------

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

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     At May 4, 1996 working capital was $29.4 million compared to $30.2 million at February 3, 1996. The decrease was primarily due to the current period loss.

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

RESULTS OF OPERATIONS
- ---------------------

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

     The Company had a net loss of $1,189,592, or $0.16 per share, in the first thirteen weeks of 1996 compared to a net loss of $2,339,250 or $0.34 per share, in the first thirteen weeks of 1995. The weighted average number of common shares outstanding were 7,489,818 for the first thirteen weeks of 1996 and 6,816,775 for the first thirteen weeks of 1995.

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



                                                    Perfumania, Inc.
                                          -------------------------------------
                                                    (Registrant)




Date: August 29, 1996                 By: /S/ SIMON FALIC
                                          -------------------------------------
                                          Simon Falic
                                          Chairman of the Board, President and
                                          Chief Executive Officer
                                          (Principal Executive Officer)




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