Form 10-Q
period 1996-08-03
PERFUMANIA INC
filed 1996-09-12
CIK 880460

                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C. 20549


                                  FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                   OF THE SECURITIES EXCHANGE ACT OF 1934
                   --------------------------------------

                FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 1996
                       COMMISSION FILE NUMBER 0-19714

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



                           YES     X           NO
                                -------          -------


                         COMMON STOCK $.01 PAR VALUE
              OUTSTANDING SHARES AT AUGUST 3, 1996 - 7,807,791

                               TABLE OF CONTENTS

                                PERFUMANIA, INC.

                                     PART I
                             FINANCIAL INFORMATION



ITEM 1         FINANCIAL STATEMENTS

                 Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

                 Consolidated Statements of Operations  . . . . . . . . . . . . . . . . . . . . . . . . . .   4

                 Consolidated Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .   5

                 Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . . . . . . .   6


ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               CONSOLIDATED FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9



                                                         PART II
                                                    OTHER INFORMATION



ITEM 4         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS. . . . . . . . . . . . . . . . . . . . .  12


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                               PERFUMANIA, INC.
                         CONSOLIDATED BALANCE SHEETS

                                                                  August 3, 1996   February 3, 1996
                                                                  --------------   ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                        $  1,154,905      $   331,028
  Trade receivables, net                                             11,540,192       13,492,118
  Advances to suppliers                                               8,078,867        4,311,660
  Inventories, net of reserve of $750,000                            64,873,255       56,014,501
  Prepaid expenses                                                    1,483,879        1,152,095
  Net deferred tax asset                                              1,884,923        1,254,000
  Due from related parties                                              122,538          122,538
                                                                   ------------      -----------
     Total current assets                                            89,138,559       76,677,940
Property and equipment, net                                          14,090,921       13,453,780
Leased equipment under capital leases, net                            1,433,220        1,606,497
Other assets                                                          1,801,200        1,411,579
Due from related parties                                                417,763          415,527
                                                                   ------------      -----------
                                                                   $106,881,663      $93,565,323
                                                                   ============      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                 $ 27,386,683      $23,553,897
  Accounts payable                                                   24,804,711       18,814,302
  Accrued expenses and other liabilities                              3,776,318        2,903,959
  Current portion of obligations under capital leases                   338,898          498,348
  Due to related parties                                                740,000          680,000
                                                                   ------------      -----------
     Total current liabilities                                       57,046,610       46,450,506
Other long-term liabilities                                           1,814,569        1,814,569
                                                                   ------------      -----------
     Total liabilities                                               58,861,179       48,265,075
                                                                   ------------      -----------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                    -                -
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 7,807,791 and 6,707,700 shares issued
   and outstanding                                                       78,078           67,077
  Capital in excess of par                                           51,900,229       47,959,464
  Treasury stock                                                       (365,198)        (123,323)
  Accumulated deficit                                                (3,592,625)      (2,602,970)
                                                                   ------------      -----------
Total stockholders' equity                                           48,020,484       45,300,248
                                                                   ------------      -----------
                                                                   $106,881,663      $93,565,323
                                                                   ============      ===========


See accompanying notes to consolidated financial statements.

                               PERFUMANIA, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                           Thirteen         Thirteen        Twenty-six         Twenty-six
                                          Weeks Ended      Weeks Ended      Weeks Ended        Weeks Ended
                                        August 3, 1996    July 29, 1995   August 3, 1996      July 29, 1995
                                        --------------    -------------   --------------      -------------
Net sales                                $28,870,964       $27,381,538      $52,091,437        $50,917,580
Cost of goods sold                        16,045,773        15,818,044       29,358,299         30,307,063
                                         -----------       -----------      -----------        -----------
     Gross profit                         12,825,191        11,563,494       22,733,138         20,610,517
                                         -----------       -----------      -----------        -----------

Operating Expenses:
  Selling, general and administrative     10,919,296        10,036,184       21,189,279         20,043,174
  Depreciation and amortization              856,237           793,743        1,710,427          1,586,799
                                         -----------       -----------      -----------        -----------
      Total operating expenses            11,775,533        10,829,927       22,899,706         21,629,973
                                         -----------       -----------      -----------        -----------


      Income (loss) from operations
       before other expense                1,049,658           733,567         (166,568)        (1,019,456)
Other expense                               (720,085)         (723,488)      (1,454,010)        (1,309,715)
                                         -----------       -----------      -----------        -----------
Income (loss) before income taxes            329,573            10,079       (1,620,578)        (2,329,171)
Provision (benefit) for income taxes         129,636                 -         (630,923)                 -
                                         -----------       -----------      -----------        -----------
Net income (loss)                        $   199,937       $    10,079       ($ 989,655)       ($2,329,171)
                                         ===========       ===========      ===========        ===========

Earnings (loss) per common share         $      0.03       $      0.00       ($    0.13)       ($     0.34)
                                         ===========       ===========      ===========        ===========


See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           Twenty-six          Twenty-six
                                                           Weeks Ended         Weeks Ended
                                                         August 3, 1996       July 29, 1995
                                                         --------------      ---------------
Cash flows from operating activities:
  Net loss                                                  ($989,655)         ($2,329,171)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Benefit for deferred taxes                               (630,923)
                                                                                         -
    Capitalized preopening costs                             (354,522)            (140,985)
    Provision for doubtful accounts                           150,000                    -
    Depreciation and amortization                           1,710,427            1,586,799
    Loss on disposition                                        26,070               82,477
    Change in assets and liabilities,
    (Increase) decrease in:
        Trade receivables                                   1,801,926             (795,829)
        Advances to suppliers                              (3,767,207)             (76,760)
        Inventories                                        (8,858,754)          (3,375,478)
        Other current assets                                 (331,784)            (280,633)
        Tax refund receivable                                       -              372,799
        Other assets                                         (189,924)            (123,425)
    Increase (decrease) in:
         Accounts payable                                   5,990,409            3,346,887
         Other current liabilities                            912,935              122,048
                                                           ----------          -----------
    Total adjustments                                      (3,541,347)             717,900
                                                           ----------          -----------
      Net cash used in operating activities                (4,531,002)          (1,611,271)
                                                           ----------          ------------
Cash flows from investing activities:
    Additions to property and equipment                    (2,040,882)          (1,385,213)
    Proceeds from sale of other property                            -              617,914
                                                           ----------          -----------
      Net cash used in investing activities                (2,040,882)            (767,299)
                                                           ----------          -----------
Cash flows from financing activities:
   Borrowings and repayments under loan payable             6,832,786            2,905,247
   Borrowings and repayments from related parties              60,000                    -
   Repayments and loans to related parties                     (2,236)             (29,468)
   Principal payments under capital lease obligations        (217,414)            (171,030)
   Purchases of treasury stock                               (241,875)                   -
   Proceeds from issuance of common stock                     964,500                6,250
                                                           ----------          -----------
        Net cash provided by financing activities           7,395,761            2,710,999
                                                           ----------          -----------
Increase (decrease) in cash and cash equivalents              823,877              332,429
Cash and cash equivalents at beginning of period              331,028              505,872
                                                           ----------          -----------
Cash and cash equivalents at end of period                 $1,154,905          $   838,301
                                                           ==========          ===========

Supplemental disclosure of cash flow information:
     Cash paid for:
        Interest                                           $1,770,109          $ 1,438,479
        Income Taxes                                           25,000               35,000




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

(2).  STOCKHOLDERS' EQUITY




                           Common Stock         Capital in          Treasury Stock
                           ------------           Excess            --------------            Retained
                        Shares      Amount        of Par        Shares           Amount       Earnings         Total
                     -----------   --------     -----------    --------        ----------    -----------     ----------
Balance at
February 3, 1996      6,707,700     $67,077     $47,959,464      23,000        ($123,323)    ($2,602,970)    $45,300,248

Exercise of
stock options             2,000          20           8,230           -                -               -           8,250

Sale of
common stock            180,000       1,800         954,450           -                -               -         956,250

Conversion of
debentures              918,091       9,181       2,978,095           -                -               -       2,987,266

Purchase of
treasury stock                -           -               -      45,000         (241,875)              -        (241,875)

Net loss for the
twenty-six weeks
ended August 3, 1996          -           -               -           -                -        (989,655)       (989,655)
                      ---------     -------     -----------      ------        ---------     -----------     -----------

Balance at
August 3, 1996        7,807,791     $78,078     $51,900,229      68,000        ($365,198)    ($3,592,625)    $48,020,484
                      ---------     -------     -----------      ------        ---------     -----------     -----------



(3).  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The weighted average number of common shares for the thirteen and twenty-six weeks ended August 3, 1996 were 7,800,589 and 7,567,541, respectively. The weighted average number of common shares for the thirteen and twenty-six weeks ended July 29, 1995 was 6,816,970.


(4). SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                           Thirteen Weeks  Thirteen Weeks    Twenty-six     Twenty-six
                                               Ended           Ended         Weeks Ended    Weeks Ended
                                           August 3, 1996  July 29, 1995   August 3, 1996  July 29, 1995
                                           --------------  -------------   --------------  -------------
Sales
     Wholesale                              $ 6,116,339     $ 6,685,715     $11,144,596     $14,600,915
     Retail                                  22,754,625      20,695,823      40,946,841      36,316,665
                                            -----------     -----------     -----------     -----------
          Total net sales                   $28,870,964     $27,381,538     $52,091,437     $50,917,580
                                            -----------     -----------     -----------     -----------

Cost of goods sold
     Wholesale                                4,399,570     $ 4,870,252     $ 8,238,967     $10,930,577
     Retail                                  11,646,203      10,947,792      21,119,332      19,376,486
                                            -----------     -----------     -----------     -----------
          Total cost of goods sold          $16,045,773     $15,818,044     $29,358,299     $30,307,063
                                            -----------     -----------     -----------     -----------

Gross profit
     Wholesale                              $ 1,716,769     $ 1,815,463     $ 2,905,629     $ 3,670,338
     Retail                                  11,108,422       9,748,031      19,827,509      16,940,179
                                            -----------     -----------     -----------     -----------
          Total gross profit                $12,825,191     $11,563,494     $22,733,138     $20,610,517
                                            -----------     -----------     -----------     -----------

                                             August 3,      February 3,
                                               1996            1996
                                            -----------     -----------
Inventory
    Wholesale                               $20,818,840     $17,260,449
    Retail                                   44,054,415      38,754,052
                                            -----------     -----------
                                            $64,873,255     $56,014,501
                                            -----------     -----------

Number of stores                                    195             194


An unaffiliated customer of the wholesale segment accounted for approximately 22% and 3% of the consolidated net sales for the twenty-six weeks ended August 3, 1996 and July 29, 1995, respectively, and 70% and 48% of the consolidated net trade accounts receivable balance at August 3, 1996 and July 29, 1995, respectively.

(5).  ISSUANCE OF STOCK SUBSCRIPTION AND CONVERTIBLE DEBENTURES

On March 21, 1996, the Company executed a Regulation S stock subscription agreement to sell 180,000 shares of common stock to a non-U.S. person for approximately $956,000. The proceeds were received in March 1996 and the shares were subsequently issued in May 1996.

On March 25, 1996, the Company issued $3,000,000 of 5% Convertible Debentures (the "Debentures") in a Regulation S offering to non-U.S. persons. The debentures mature on April 1, 1997, and were convertible into shares of common stock of the Company, at any time after May 21, 1996, at a conversion price for each share of common stock equal to eighty-five percent of the market price of common stock on the date of conversion, not to exceed $8.50 per share of common stock. As of July 19, 1996, all of the debentures had been converted by the registered holders into an aggregate of approximately 918,000 shares of the Company's common stock.


(6)  SUBSEQUENT EVENT

Through August 13, 1996, the Company has repurchased an additional 20,000 shares of its common stock for approximately $83,000. This repurchase was previously authorized by the Company's Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

At August 3, 1996 working capital was $32.1 million compared to $30.2 million at February 3, 1996. The increase was primarily due to the issuance of common stock for cash and upon conversion of debentures (see Note 5), offset by the loss for the twenty-six weeks ended August 3, 1996.

Net cash used in operating activities during the twenty-six weeks ended August 3, 1996 was approximately $4.5 million, principally as a result of the net change in the Company's inventory, trade receivables, and accounts payable, as well as the net loss for the twenty-six week period. At August 3, 1996, approximately $1.7 million of the Company's trade receivables were considered past due compared to $0.7 million at February 3, 1996. Of the $11.5 million in trade receivables due from unaffiliated customers, $8.1 million was due from one customer which also accounted for 47.2% of the Company's wholesale sales during the thirteen weeks ended August 3, 1996. The Company's sales to this customer are made on an open account terms and since late 1991 the Company has extended credit terms to this customer of up to one year. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

Net cash used in investing activities during the current period was $2.1 million. This represents purchases of furniture, fixtures and equipment for store openings during the first three quarters.

Net cash provided by financing activities during the current period was approximately $7.4 million, which was the result of an increase in the Company's use of its line of credit, along with the issuance of $3 million of 5% convertible debentures, and issuance of 180,000 shares of common stock for approximately $1.0 million (see Note 5). On March 29, 1996, the Company's $25 million line of credit, which expires on April 30, 1999, was increased to $30 million.

During the thirteen weeks ended August 3, 1996, the Company opened 2 stores and closed 2 stores. At August 3, 1996, the Company operated 195 stores. The Company plans to open approximately 30 stores during the remainder of fiscal 1996.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED AUGUST 3, 1996 WITH THE THIRTEEN WEEKS ENDED JULY 29, 1995.

Net sales increased from $27.4 million in the thirteen weeks ended July 29,
1995 to $28.9 million in the thirteen weeks ended August 3, 1996.   Wholesale
sales decreased by 8.5% (from $6.7 million to $6.2 million) and retail sales increased by 10.0% (from $20.7 million to $22.8 million). The increase in retail sales was principally due to the increase in the number of stores operated during the thirteen weeks ended August 3, 1996 compared to the thirteen weeks ended July 29, 1995. Comparable store sales during the current period increased 0.3% when compared to last year.

Gross profit increased 10.9% from $11.6 million in the thirteen weeks ended July 29, 1995 (42.2% of net sales) to $12.8 million in the thirteen weeks ended August 3, 1996 (44.4% of net sales) primarily due to an increase in gross profit for the retail division.

Gross profit for the wholesale division decreased from $1.8 million in the thirteen weeks ended July 29, 1995 to $1.7 million in the thirteen weeks ended August 3, 1996. As a percentage of net sales, gross profit for the wholesale division increased from 27.2% in the thirteen weeks ended July 29, 1995 to 28.1% in the thirteen weeks ended August 3, 1996, primarily as a result of higher margin sales.

Gross profit for the retail division increased to $11.1 million in the thirteen weeks ended August 3, 1996 from $9.7 million in the thirteen weeks ended July 29, 1995 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division increased from 47.1% in the thirteen weeks ended July 29, 1995 to 48.8% in the thirteen weeks ended August 3, 1996 primarily as a result of less promotional sales of merchandise at lower margins.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 8.7% from $10.8 million in the thirteen weeks ended July 29, 1995 to $11.8 million in the thirteen weeks ended August 3, 1996. The increase was primarily due to costs associated with the operation of 17 additional stores during the current period.

The Company had a net income of $199,937, or $0.03 per share, in the thirteen weeks ended August 3, 1996 compared to a net income of $10,079, or $0.00 per share, in the thirteen weeks ended July 29, 1995. The weighted average number of common shares outstanding were 7,800,589 for the thirteen weeks ended August 3, 1996 and 6,816,970 for the thirteen weeks ended July 29, 1995.


COMPARISON OF THE TWENTY-SIX WEEKS ENDED AUGUST 3, 1996 WITH THE TWENTY-SIX WEEKS ENDED JULY 29, 1995.

Net sales increased 2.3% from $50.9 million in the twenty-six weeks ended July 29, 1995 to $52.1 million in the twenty-six weeks ended August 3, 1996. The increase in net sales was due to a 12.7% increase in retail sales (from $36.3 million to $40.9 million), which was offset by a 23.7% decrease in wholesale sales (from $14.6 million to $11.1 million).

The decrease in wholesale sales was primarily attributable to a slowdown in wholesale orders during the thirteen weeks ended May 4, 1996.

The increase in retail sales was principally due to the increase in the number of stores operated during the twenty-six weeks ended August 3, 1996 compared to the twenty-six weeks ended July 29, 1995. Comparable store sales during the twenty-six weeks ended August 3, 1996 increased 2.7% when compared to last year.

Gross profit increased 10.3% from $20.6 million in the twenty-six weeks ended July 29, 1995 (40.5% of net sales) to $22.7 million in the twenty-six weeks ended August 3, 1996 (43.6% of net sales) primarily as a result of the increase in retail sales.

Gross profit for the wholesale division decreased 20.8% from $3.7 million in the twenty-six weeks ended July 29, 1995 to $2.9 million in the twenty-six weeks ended August 3, 1996, primarily as a result of lower wholesale sales. As a percentage of net sales, gross profit for the wholesale division increased from 25.1% in the twenty-six weeks ended July 29, 1995 to 26.1% in the twenty-six weeks ended August 3, 1996.

Gross profit for the retail division increased 17.0% from $16.9 million in the twenty-six weeks ended July 29, 1995 to $19.8 million in the twenty-six weeks ended August 3, 1996. The retail division's gross margin increased from 46.6% in the twenty-six weeks ended July 29, 1995 to 48.4% in the twenty-six weeks ended August 3, 1996.

Operating expenses increased $1.3 million in the twenty-six weeks ended August 3, 1996 compared to the twenty-six weeks ended July 29, 1995. The increase was primarily due to costs associated with the operation of 15 additional stores.

During the twenty-six weeks ended August 3, 1996 the Company had a net loss of $989,655 or ($0.13) per share (based on 7,567,541 average common shares outstanding), compared to a net loss of $2,329,171 or ($0.34) per share (based on 6,816,970 average common shares outstanding) during the twenty-six weeks ended July 29, 1995.

PART II.    OTHER INFORMATION
ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 21, 1996, the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected Simon Falic, Jerome Falic, Ron A. Friedman, Marc Finer, Robert Pliskin, Daniel J. Manella and Carole Ann Taylor to the Board of Directors.

The number of votes for and against, abstentions and brokers non-votes with respect to each director's election was as follows:


                                          TOTAL         SHARES           SHARES
                                         SHARES         VOTED            VOTED       ABSTAIN/           NON-
                                          VOTED          FOR             AGAINST     WITHHELD           VOTES
                                        --------     -----------        --------     --------           -----
Simon Falic                            6,210,903       6,204,353            -          6,550              -
Jerome Falic                           6,210,903       6,204,353            -          6,550              -
Marc Finer                             6,210,903       6,204,353            -          6,550              -
Ron A. Friedman                        6,210,903       6,204,353            -          6,550              -
Robert Pliskin                         6,210,903       6,204,353            -          6,550              -
Daniel J. Manella                      6,210,903       6,204,353            -          6,550              -
Carole Ann Taylor                      6,210,903       6,204,353            -          6,550              -


                               PERFUMANIA, INC.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                       Perfumania, Inc.
                                            ------------------------------------
                                                         (Registrant)





Date:  September 9, 1996            By:     /S/ SIMON FALIC
                                            ------------------------------------
                                            Simon Falic
                                            Chairman of the Board, President and
                                            Chief Executive Officer
                                            (Principal Executive Officer)




                                    By:     /S/ RON A. FRIEDMAN
                                            ------------------------------------
                                            Ron A. Friedman
                                            Chief Financial Officer
                                            Treasurer, and Secretary
                                            (Principal Financial and
                                            Accounting Officer)

                                Exhibit Index






27  --  Financial Data Schedule (for SEC use only)