Form 10-Q
period 1996-11-02
PERFUMANIA INC
filed 1996-12-17
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 1996
                         COMMISSION FILE NUMBER 0-19714

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


                          COMMON STOCK $.01 PAR VALUE
               OUTSTANDING SHARES AT NOVEMBER 2, 1996 - 7,807,791

                               TABLE OF CONTENTS

                                PERFUMANIA, INC.

                                     PART I
                             FINANCIAL INFORMATION



         ITEM 1  FINANCIAL STATEMENTS

                       Consolidated Balance Sheets ............................................   2

                       Consolidated Statements of Operations ..................................   3

                       Consolidated Statements of Cash Flows ..................................   4

                       Notes to Condensed Consolidated Financial Statements....................   5


         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 CONSOLIDATED FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.........................................................   8

         ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K..............................................  11

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                PERFUMANIA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                        November 2, 1996       February 3, 1996
                                                        ----------------       ----------------
ASSETS

Current assets:
  Cash and cash equivalents                               $    885,782            $   331,028
  Trade receivables, net                                    12,904,776             13,492,118
  Advances to suppliers                                      7,471,110              4,311,660
  Inventories, net of reserve of $750,000                   73,750,945             56,014,501
  Prepaid expenses and other current assets                  1,595,465              1,152,095
  Net deferred tax asset                                     1,320,906              1,254,000
  Due from related parties                                     122,538                122,538
                                                          ------------            -----------
     Total current assets                                   98,051,522             76,677,940
Property and equipment, net                                 15,860,550             13,453,780
Leased equipment under capital leases, net                   2,023,751              1,606,497
Other assets                                                 1,985,526              1,411,579
Due from related parties                                       417,763                415,527
                                                          ------------            -----------
                                                          $118,339,112            $93,565,323
                                                          ============            ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                        $ 29,713,683            $23,553,897
  Accounts payable                                          33,283,890             18,814,302
  Accrued expenses and other liabilities                     3,725,240              2,903,959
Current portion of obligations under capital leases            498,348                498,348
  Due to related parties                                       790,000                680,000
                                                          ------------            -----------
     Total current liabilities                              68,011,161             46,450,506
Other long-term liabilities                                  2,114,410              1,814,569
                                                          ------------            -----------
     Total liabilities                                      70,125,571             48,265,075
                                                          ------------            -----------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                          -                      -
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 7,807,791 and 6,707,700 shares issued
   and outstanding                                              78,078                 67,077
  Capital in excess of par                                  51,900,229             47,959,464
  Accumulated deficit                                       (2,707,619)            (2,602,970)
  Treasury stock                                            (1,057,147)              (123,323)
                                                          ------------            -----------
Total stockholders' equity                                  48,213,541             45,300,248
                                                          ------------            -----------
                                                          $118,339,112            $93,565,323
                                                          ============            ===========


See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 Thirteen           Thirteen          Thirty-nine        Thirty-nine
                                               Weeks Ended        Weeks Ended         Weeks Ended        Weeks Ended
                                             November 2, 1996   October 28, 1995    November 2, 1996   October 28, 1995
                                             ----------------   ----------------    ----------------   ----------------
Net sales                                       $34,576,849        $34,329,850         $86,668,286        $85,247,430
Cost of goods sold                               19,536,336         20,830,709          48,894,635         51,137,772
                                                -----------        -----------         -----------        -----------
      Gross profit                               15,040,513         13,499,141          37,773,651         34,109,658
                                                -----------        -----------         -----------        -----------

Operating Expenses:
  Selling, general and
   administrative                                11,899,577         10,700,484          33,088,856         30,743,658
  Depreciation and amortization                     917,141            840,271           2,627,568          2,427,070
                                                -----------        -----------         -----------        -----------
      Total operating expenses                   12,816,718         11,540,755          35,716,424         33,170,728
                                                -----------        -----------         -----------        -----------

      Income from operations
       before other expense                       2,223,795          1,958,386           2,057,227            938,930
Other expense                                      (774,772)          (726,682)         (2,228,782)        (2,036,397)
                                                -----------        -----------         -----------        -----------
Income (loss) before income taxes                 1,449,023          1,231,704            (171,555)        (1,097,467)
(Provision) benefit for income taxes               (564,017)                -               66,906                 -
                                                -----------        -----------         -----------        -----------
Net income (loss)                               $   885,006        $ 1,231,704         $  (104,649)       $(1,097,467)
                                                -----------        -----------         -----------        -----------

Earnings (loss) per common share                $      0.10        $      0.18         $     (0.01)       $     (0.16)
                                                -----------        -----------         -----------        -----------





See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC
                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                            Thirty-nine             Thirty-nine
                                                            Weeks Ended             Weeks Ended
                                                          November 2, 1996        October 28, 1995
                                                          ----------------        ----------------
Cash flows from operating activities:
  Net loss                                                   $  (104,649)           $(1,097,467)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Capitalized preopening costs                                (623,346)              (354,898)
    Provision for doubtful accounts                              340,000                     -
    Benefit for income taxes                                     (66,906)                    -
    Depreciation and amortization                              2,627,568              2,427,070
    Loss on disposition                                           39,179                 82,477
    Change in assets and liabilities,
    (Increase) decrease in:
        Trade receivables                                        247,342             (2,723,642)
        Advances to suppliers                                 (3,159,450)              (789,466)
        Inventories                                          (17,736,444)            (9,141,622)
        Other current assets                                    (443,370)               156,605
        Tax refund receivable                                         -                 378,681
        Other assets                                            (164,492)                16,246
    Increase (decrease) in:
         Accounts payable                                     14,469,588             10,161,382
         Other current liabilities                               861,857                 (1,015)
                                                             -----------            -----------
    Total adjustments                                         (3,608,474)               211,818
                                                             -----------            -----------
      Net cash used in operating activities                   (3,713,123)              (885,649)
                                                             -----------            -----------
Cash flows from investing activities:
    Additions to property and equipment                       (4,722,114)            (2,319,158)
    Proceeds from sale of other property                              -                 617,914
                                                             -----------            -----------
      Net cash used in investing activities                   (4,722,114)            (1,701,244)
                                                             -----------            -----------
Cash flows from financing activities:
   Net borrowings under loan payable                           9,159,786              2,923,187
   Net borrowings from related parties                           107,764                (29,468)
   Principal payments under capital lease obligations           (308,235)              (247,589)
   Proceeds from issuance of common stock                        964,500                 62,125
   Payments to acquire treasury stock                           (933,824)              (123,323)
                                                             -----------            -----------
        Net cash provided by financing activities              8,989,991              2,584,932
                                                             -----------            -----------
Increase (decrease) in cash and cash equivalents                 554,754                 (1,961)
Cash and cash equivalents at beginning of period                 331,028                505,872
                                                             -----------            -----------
Cash and cash equivalents at end of period                   $   885,782            $   503,911
                                                             -----------            -----------
Supplemental disclosure of cash flow information:
     Cash paid
        Interest                                             $ 2,458,821            $ 2,278,149
        Income taxes                                         $   106,138            $    35,000




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


(2).  STOCKHOLDERS' EQUITY

                                Common Stock          Capital in         Treasury Stock
                           -----------------------      Excess         --------------------   Accumulated
                            Shares         Amount       of Par          Shares    Amount        Deficit        Total
                           ---------       -------   -----------       -------  -----------   -----------   -----------
Balance at
February 3, 1996           6,707,700       $67,077   $47,959,464        23,000  $  (123,323)  $(2,602,970)  $45,300,248

Exercise of
stock options                  2,000            20         8,230            -            -             -          8,250

Sale of
Common Stock                 180,000         1,800       954,450            -            -             -        956,250

Conversion of
debentures                   918,091         9,181     2,978,085            -            -             -      2,987,266

Purchases of
treasury stock                    -             -             -        207,850     (933,824)           -       (933,824)

Net loss for the
thirty-nine weeks
ended Nov. 2, 1996                -             -             -                                  (104,649)     (104,649)
                           ---------       -------   -----------       -------  -----------   -----------   -----------

Balance at
November 2, 1996           7,807,791       $78,078   $51,900,229       230,850  $(1,057,147)  $(2,707,619)  $48,213,541
                           ---------       -------   -----------       -------  -----------   -----------   -----------

(3).  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.

The weighted average numbers of common shares for the thirteen and thirty-nine weeks ended November 2, 1996 was 8,447,436 and 7,858,334, respectively. The weighted average number of common shares for the thirteen and thirty-nine weeks ended October 28, 1995 was 6,818,700.


(4).  SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                           Thirteen           Thirteen          Thirty-nine        Thirty-nine
                                          Weeks Ended        Weeks Ended        Weeks Ended        Weeks Ended
                                          Nov. 2, 1996      Oct. 28, 1995       Nov. 2, 1996      Oct. 28, 1995
                                          ------------      -------------       ------------      -------------
Sales
     Wholesale                            $ 8,565,178        $11,106,321        $19,709,774        $25,707,236
     Retail                                26,011,671         23,223,529         66,958,512         59,540,194
                                          -----------        -----------        -----------        -----------
          Total net sales                 $34,576,849        $34,329,850        $86,668,286        $85,247,430
                                          -----------        -----------        -----------        -----------

Cost of goods sold
     Wholesale                            $ 5,983,724        $ 8,405,229        $14,222,691        $19,335,806
     Retail                                13,552,612         12,425,480         34,671,944         31,801,966
                                          -----------        -----------        -----------        -----------
          Total cost of goods sold        $19,536,336        $20,830,709        $48,894,635        $51,137,772
                                          -----------        -----------        -----------        -----------

Gross profit
     Wholesale                            $ 2,581,454        $ 2,701,092        $ 5,487,083        $ 6,371,430
     Retail                                12,459,059         10,798,049         32,286,568         27,738,228
                                          -----------        -----------        -----------        -----------
          Total gross profit              $15,040,513        $13,499,141        $37,773,651        $34,109,658
                                          -----------        -----------        -----------        -----------


                                           November 2,        February 3
                                              1996              1996
                                          -----------        -----------
Inventory
---------
     Wholesale                            $20,672,580        $17,260,449
     Retail                                53,078,365         38,754,052
                                          -----------        -----------
                                          $73,750,945        $56,014,501
                                          -----------        -----------

Number of stores                                  207                194


An unaffiliated customer of the wholesale segment accounted for approximately 10% and 6% of the consolidated net sales for the thirty-nine weeks ended November 2, 1996 and October 28, 1995, respectively, and 57% and 52% of the consolidated net trade accounts receivable balance at November 2, 1996 and October 28, 1995, respectively.

(5).  ISSUANCE OF STOCK SUBSCRIPTION AND CONVERTIBLE DEBENTURES

On March 21, 1996, the Company executed a Regulation S stock subscription agreement to sell 180,000 shares of common stock to a non-U.S. person for approximately $956,000. The proceeds were received in March 1996 and the shares were subsequently issued in May 1996.

On March 25, 1996, the Company issued $3,000,000 of 5% Convertible Debentures (the "Debenture") in a Regulation S offering to non-U.S. persons. The debentures mature on April 1, 1997, and were convertible into shares of common stock of the Company, at any time after May 21, 1996, at a conversion price for each share of common stock equal to eighty-five percent of the market price of common stock on the date of conversion, not to exceed $8.50 per share of common stock. As of July 19, 1996, all of the debentures had been converted by the registered holders into an aggregate of approximately 918,000 shares of the Company's common stock.

(6).  SUBSEQUENT EVENTS

Effective November 19, 1996, the Company purchased substantially all of the assets of Nature's Elements International, Ltd. ("Nature's Elements"), consisting primarily of thirty-three retail store locations and related inventory in the northeastern United States, for approximately $2.5 million. Nature's Elements currently sells cosmetics, treatments, bath and body products, and candles.

Subsequent to November 2, 1996, the Company has repurchased an additional 217,000 shares of its common stock for approximately $658,000. This repurchase was previously authorized by the Company's Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

At November 2, 1996 working capital was $30.0 million compared to $30.2 million at February 3, 1996.

Net cash used in operating activities during the thirty-nine weeks ended November 2, 1996 was approximately $3.7 million, principally as a result of the net change in the Company's trade receivables, advances to suppliers, accounts payable, and inventory. At November 2, 1996, approximately $1.8 million of the Company's trade receivables were considered past due compared to $0.7 million at February 3, 1996. Of the $12.9 million in trade receivables due from unaffiliated customers at November 2, 1996, $7.4 million was due from one customer which also accounted for 46% of the Company's wholesale sales during the thirteen weeks ended November 2, 1996. The Company's sales to this customer are made on an open account terms and since late 1991 the Company has extended credit terms to this customer of up to one year. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

Net cash used in investing activities during the current period was $4.7 million. This represents purchases of furniture, fixtures and equipment for store openings during fiscal 1996.

Net cash provided by financing activities during the current period was approximately $9.0 million, which was primarily the result of an increase in the Company's use of its line of credit, along with the issuance of $3.0 million of 5% convertible debentures, and issuance of 180,000 shares of common stock for approximately $1.0 million (see Note 5). The $30.0 million line of credit expires on April 30, 1999.

During the thirty-nine weeks ended November 2, 1996, the Company closed four stores and opened seventeen stores. At November 2, 1996, the Company operated 207 stores.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED NOVEMBER 2, 1996 WITH THE THIRTEEN WEEKS ENDED OCTOBER 28, 1995.

Net sales increased $0.3 million from $34.3 million in the thirteen weeks ended October 28, 1995 to $34.6 million in the thirteen weeks ended November 2, 1996. The increase in net sales was the result of a $2.8 million increase in retail sales (from $23.2 million to $26.0 million) offset by a $2.5 million decrease in wholesale sales (from $11.1 million to $8.6 million). The increase in retail sales was principally due to the increase in the number of stores operated during the thirteen weeks ended November 2, 1996. Comparable store sales during the current period increased 2.6% when compared to last year. The decrease in wholesale sales was primarily due to lower wholesale demand for fragrances.

Gross profit increased 11.4% from $13.5 million in the thirteen weeks ended October 28, 1995 (39.3% of net sales) to $15.0 million in the thirteen weeks ended November 2, 1996 (43.5% of total net sales) due primarily to the increase in retail sales.

Gross profit for the wholesale division decreased from $2.7 million in the thirteen weeks ended October 28, 1995 to $2.6 million in the thirteen weeks ended November 2, 1996 as a result of lower wholesale sales. As a percentage of net sales, gross profit for the wholesale division increased from 24.3% in the thirteen weeks ended October 28, 1995 to 30.1% in the thirteen weeks ended November 2, 1996, as a result of higher margin sales.

Gross profit for the retail division increased 15.4% from $10.8 million in the thirteen weeks ended October 28, 1995 to $12.5 million in the thirteen weeks ended November 2, 1996 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division increased from 46.5% in the thirteen weeks ended October 28, 1995 to 47.9% in the thirteen weeks ended November 2, 1996.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 11.1% from $11.5 million in the thirteen weeks ended October 28, 1995 to $12.8 million in the thirteen weeks ended November 2, 1996. The increase was primarily due to costs associated with the operation of 12 additional stores.

The Company had a pre-tax net income of $1,449,023, or $0.17 per share, in the thirteen weeks ended November 2, 1996 compared to a pre-tax net income of $1,231,704, or $0.18 per share, in the thirteen weeks ended October 28, 1995. On an after-tax basis, net income was $885,006, or $0.10 per share, in the thirteen weeks ended November 2, 1996 compared to net income of $1,231,704, or $0.18 per share in the thirteen weeks ended October 28, 1995. The weighted average common shares outstanding was 8,447,436 for the thirteen weeks ended November 2, 1996 and 6,818,700 for the thirteen weeks ended October 28, 1995.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996 WITH THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 1995.

Net sales increased 1.7% from $85.2 million in the thirty-nine weeks ended October 28, 1995 to $86.7 million in the thirty-nine weeks ended November 2, 1996. The increase in net sales was due to a 12.5% increase in retail sales (from $59.5 million to $67.0 million), which was offset by a 23.3% decrease in wholesale sales (from $25.7 million to $19.7 million).

The increase in retail sales was principally due to the increase in the number of stores operated during the thirty-nine weeks ended November 2, 1996 compared to the thirty-nine weeks ended October 28, 1995. Comparable store sales during the thirty-nine weeks ended November 2, 1996 increased 2.7% when compared to last year.

Gross profit increased 10.7% from $34.1 million in the thirty-nine weeks ended October 28, 1995 (40.0% of net sales) to $37.8 million in the thirty-nine weeks ended November 2, 1996 (43.6% of net sales) primarily as a result of the increase in net sales.

Gross profit for the wholesale division decreased 13.9% from $6.4 million in the thirty-nine weeks ended October 28, 1995 to $5.5 million in the thirty-nine weeks ended November 2, 1996. As a percentage of net sales, gross profit for the wholesale division increased from 24.8% in the thirty-nine weeks ended October 28, 1995 to 27.8% in the thirty-nine weeks ended November 2, 1996, primarily due to higher margin sales.

Gross profit for the retail division increased 16.4% from $27.7 million in the thirty-nine weeks ended October 28, 1995 to $32.3 million in the thirty-nine weeks ended November 2, 1996. The retail division's gross margin increased from 46.6% in the thirty-nine weeks ended October 28, 1995 to 48.2% in the thirty-nine weeks ended November 2, 1996.

Operating expenses increased $2.5 million in the thirty-nine weeks ended November 2, 1996 compared to the thirty-nine weeks ended October 28, 1995. The increase was primarily due to costs associated with the operation of 14 additional stores.

During the thirty-nine weeks ended November 2, 1996 the Company had a pre-tax net loss of $171,555 or ($0.02) per share (based on 7,858,334 weighted average common shares outstanding), compared to a pre-tax net loss of $1,097,467 or ($0.16) per share, (based on 6,818,700 weighted average common shares outstanding) during the thirty-nine weeks ended October 28, 1995. On an after-tax basis, the Company had a net loss of $104,649 or ($0.01) per share (based on 7,858,334 weighted average common shares outstanding), compared to a net loss of $1,097,467 or ($0.16) per share, (based on 6,818,700 weighted average common shares outstanding.

ITEM 6.                  EXHIBITS AND REPORTS ON FORM 8-K

(a)     The following list of schedules and exhibits included in this Form
        10-Q:

        27      Financial Data Schedule (for SEC use only).



                                 PERFUMANIA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                           Perfumania, Inc.
                                       -----------------------------------------
                                             (Registrant)





Date:  December 13, 1996          By:  /S/ SIMON FALIC
                                       -----------------------------------------
                                       Simon Falic
                                       Chairman of the Board, President and
                                       Chief Executive Officer
                                       (Principal Executive Officer)




                                  By:  /S/ RON A. FRIEDMAN
                                       -----------------------------------------
                                       Ron A. Friedman
                                       Chief Financial Officer
                                       Treasurer, and Secretary
                                       (Principal Financial and
                                       Accounting Officer)