Form 10-K
period 1997-02-01
PERFUMANIA INC
filed 1997-05-02
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended February 1, 1997
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         Commission file number 0-19714

                                PERFUMANIA, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

    FLORIDA  (State or other jurisdiction of incorporation or organization)

               65-0026340 (I.R.S. Employer Identification Number)

  11701 NW 101 ST. ROAD, MIAMI, FL   (Address of principal executive offices)

                                33178 (Zip Code)

      (305) 889-1600  (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No
                                              ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

     As of April 15, 1997, the number of shares of the registrant's Common Stock outstanding was 7,807,791. The aggregate market value of the Common Stock held by non affiliates of the registrant as of April 15, 1997 was approximately $14.5 million, based on a closing price of $3.125 for the Common Stock as reported by the Nasdaq National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     The information called for by Part III is incorporated to the Proxy Statement for the Annual Meeting of Shareholders of the company, which will be filed no later than 120 days after the close of the fiscal year end.

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Perfumania, Inc. ("Perfumania" or the "Company") is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. The Company operates a chain of 269 retail stores specializing in the sale of fragrances at discounted prices up to 60% below the manufacturer's suggested retail prices. The Company's wholesale division distributes approximately 1,100 stock keeping units (SKUs) of fragrances and related products to approximately 62 customers, including national and regional chains and other wholesale distributors throughout North America and overseas. The Company's wholesale business is managed and owned by the parent company, Perfumania, Inc. and the Company's retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc., a wholly owned subsidiary of Perfumania, Inc. The parent and subsidiary are separate and distinct legal entities, but for ease of reference in this Form 10-K, they are referred to as divisions. See Item 6 for Selected Financial Data by division.

RETAIL DIVISION

     Acquisition. During November 1996, the Company acquired substantially all of the assets of Nature's Elements Holding Corporation (Nature's) which included the service mark and trade name "Nature's Elements" and the stock of its subsidiary. Prior to the acquisition, all of Nature's liabilities, both at the parent and subsidiary level were transferred to a liquidating trust. Subsequent to the purchase, the stock of the subsidiary was liquidated and the Company received inventory and store fixtures, and assumed the obligation for 34 leases (including 1 seasonal store). The stores, which are located primarily in regional malls, sell cosmetics, treatments, bath and body products, candles, as well as a limited selection of fragrance under the "Nature's Elements" name.

     Marketing and Merchandising. As of April 15, 1997 the Company operated 269 specialty retail stores. Each store offers approximately 175 different brands of fragrances for women and men at prices up to 60% below the manufacturer's suggested retail prices. Stores stock brand name and designer products such as Estee Lauder(R), Anne Klein(R), Fendi(R), Gucci(R), Ralph Lauren/Polo(R), Perry Ellis(R), Liz Claiborne(R), Giorgio(R), Calvin Klein(R), Hugo Boss(R), Ted Lapidus(R), Halston(R), Lancome(R), Christian Dior(R), Chanel(R) and Cartier(R). During the second quarter of fiscal 1993, the Company introduced limited lines of treatments and cosmetics which it purchased directly from manufacturers. During fiscal 1994 through 1996, the Company developed its own private label of treatment, cosmetic, bath and body spa lines under the name of "Jerome Privee." The Company intends to continue to expand the Jerome Privee line.

     The cornerstone of the Company's marketing philosophy is customer awareness that Perfumania's stores offer an extensive assortment of brand name and designer fragrances at discount prices. Perfumania posts highly visible price tags for each item in a store, listing both the manufacturers' suggested retail price and the Company's discounted prices in order to enable customers
to make price comparisons.   The Company also utilizes five color codes to
identify the most economical merchandise for the consumer. In addition, the Company utilizes sales promotions such as "gift with purchase" and "purchase with purchase" offers. From time to time the Company test markets in its stores additional specialty gift items.

     The Company's stores are "full-service" stores. Accordingly, store personnel are trained to establish a personal rapport with each customer, to identify customer preferences with respect to both product and price range, and to successfully conclude a sale. Management believes that attentive personal service and knowledgeable sales personnel are key factors to the success of the Company's retail stores. The Company's store personnel are compensated on a salary plus bonus basis. The Company has several bonus programs that provide incentives for store personnel to sell merchandise on which the Company has higher profit margins. In addition, to provide an incentive to reduce expenses, district and area managers are eligible to receive a bonus if store profit goals are met. Management believes that a key component of the Company's ability to increase profitability will be its ability to locate, train and retain store personnel and regional and district managers. The Company conducts comprehensive training programs designed to increase customer satisfaction.

     The Company primarily relies on its distinctive store design and window displays to attract the attention of prospective customers. The Company also distributes flyers and brochures in its stores and in the malls in which its stores are located. During the past two years, the Company refocused a substantial portion of its advertising from national and local newspapers, television and radio to less expensive billboards and in-store promotions. The amount of advertising varies with the seasonality of the business.

     Retail Stores.   The Company's standard store design includes signs and
merchandise displays which are designed to enhance customer recognition of Perfumania's stores. The Company's stores average approximately 1,400 square feet, although stores located in manufacturer's outlet malls tend to be larger than the Company's other stores. Each store is managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. District or area managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service.

     The Company has a point-of-sale and management information system, which integrates data from every significant phase of the Company's operations and provides the Company with information for planning, purchasing, pricing and distributing decisions. The system also provides, on a real-time basis, information to manage store and warehouse inventories efficiently and to closely monitor individual store and each salesperson's performance. In addition, the system prepares price labels and pick orders and provides for automatic reordering, minimum and maximum stocking levels and optimum order quantities based on actual sales. Further, the system permits analysis of the Company's retail sales data based on product groups, items and manufacturers, enabling the Company to respond to changes in sales patterns. The management information system has bar scanners to record sales, track inventories and conduct physical inventories. The information system also has automated time and attendance modules to capture payroll information through the stores' point-of-sale systems, E-Mail systems allowing daily communication among the stores, district managers and the corporate office, and automated scheduling for store personnel.

     Store Location and Expansion.   Perfumania's 269 stores are located in 37
states, the District of Columbia and Puerto Rico, including 45 in Florida, 34 in New York, 27 in California and 16 in Texas. Perfumania's strategy for opening new stores is to seek locations throughout the United States principally in regional malls and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, the Company emphasizes opening additional stores in markets where it already has a presence. The Company also plans to expand into additional markets that it believes have a population density to support a cluster of stores. Prior to selecting new store locations, the Company analyzes, among other things, the potential adverse effect of competition from new stores on the sales of existing stores.

     The number of stores opened by the Company will depend on several factors such as locating satisfactory sites, obtaining leases on favorable terms and general economic and business conditions in the localities of the new stores. Furthermore, although the Company may have executed a lease for a future location, a store may not open if, for example, a developer decides not to construct a mall. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

     Currently, the Company's average capital expenditure for opening a store is approximately $110,000, including equipment, furniture and fixtures, and other items (which average approximately $30,000 per store), build-out costs (which average approximately $75,000 per store), and start-up costs, such as the hiring and training of new employees and travel (which average approximately $5,000 per store). In addition, initial inventory in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season. To supplement the inventory in its stores, the Company carries at least four months supply of inventory at its warehouse.

     Through April 15, 1997, the Company had opened 7 stores in fiscal year 1997. The Company opened 74 stores in fiscal year 1996, (including 33 stores acquired from Nature's), 27 stores in fiscal year 1995, 41 stores in fiscal year 1994 and 47 stores in fiscal year 1993. The Company continuously monitors store performance and from time to time has closed underperforming stores, which typically have been older stores in undesirable locations. The Company attempts to schedule store closings after the Christmas holiday season. During fiscal year 1996, 1995 and 1994, the Company closed 6 stores, 8 stores and 14 stores, respectively.

WHOLESALE DIVISION

     The Company is one of the largest wholesale distributors of fragrances in the United States. The Company distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 1996 and 1995, the wholesale division sold to approximately 57 and 62 customers, respectively. One of the Company's customers accounted for 51.3% and 23.2% of net wholesale sales during fiscal year 1996 and 1995, respectively. Foreign wholesale sales during fiscal year 1996 were $3.8 million, compared to $9.0 million during fiscal year 1995. See Note 15 to the Company's Consolidated Financial Statements included in Item 8 hereof.

     The wholesale division offers its customers approximately 1,100 SKUs. The wholesale division's strategy for purchasing merchandise is to capitalize on market opportunities, to purchase those products that are in demand and to purchase merchandise available due to overstock situations or close-out sales. In addition, it takes the Company approximately 70 days after purchase to receive inventory for its wholesale division and an additional 20 days for the inventory to arrive at the Company's stores. As a result, the wholesale division generally carries at least four months' supply of inventory. The Company's warehouse inventory is generally higher than other retailers and wholesalers since the Company purchases a large amount of its inventories from the manufacturers and the secondary market and must assure itself of having consistent supplies of desirable inventories at favorable prices. Some of the Company's suppliers require monetary advances to purchase the inventory.

     Simon Falic, the Company's Chairman of the Board and Chief Executive Officer and Jerome Falic, the Company's Vice President, are primarily responsible for activities of the wholesale division. The Company believes that these executives have developed strong, reliable relationships with suppliers and customers in the United States, Europe, Asia and South America over the past 8 years. The Company continuously seeks to develop new supplier and customer relationships. The wholesale division works closely with the retail division when determining which merchandise to purchase on behalf of the Company and the retail division will frequently direct the wholesale division to locate and purchase particular products. The Company's buyers purchase merchandise on behalf of both the wholesale division and the retail division which, the Company believes, allows both divisions to benefit from the Company's supplier relationships and volume discounts thereby obtaining a more reliable source of inventory at lower prices than many other wholesalers or retailers of perfume.

     The Company believes that its ability to extend credit has been an important factor of wholesale sales. Most sales are made on open account terms, generally net 30 to 60 days following the receipt of goods. Other sales, with the exception of sales to the Company's largest customer, are made on a basis of cash on or in advance of delivery or upon receipt of a letter of credit. The receivable from the Company's largest customer was approximately $9.2 million as of February 1, 1997, compared to $8.0 million as of February 3, 1996. Historically, the credit terms for this customer have been up to six months. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

SOURCES OF SUPPLY

     During fiscal years 1996 and 1995, the Company purchased fragrances from approximately 114 different suppliers, including national and international manufacturers, distributors, wholesalers, importers and retailers. The Company generally makes its purchases based on the most favorable available combination of prices, quantities and merchandise selection and, accordingly, the extent and nature of the Company's purchases from its various suppliers change constantly. As is customary in the perfume industry, the Company has no long-term or exclusive contract with any supplier.

     Merchandise is purchased both directly from manufacturers and secondary sources such as distributors, wholesalers, importers and retailers.
Merchandise purchased by the Company from secondary sources includes trademarked and copyrighted products manufactured in foreign countries and trademarked and copyrighted products manufactured in the United States that may have been sold to foreign distributors. Substantially all of the Company's merchandise is covered by trademarks or copyrights owned by others. From time to time, United States trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of such foreign manufactured or previously exported trademarked products or restrict the sale of such goods in the United States, and Federal legislation for such purposes has been proposed but not yet adopted.

     In May 1988, the United States Supreme Court in K-Mart v. Cartier ("K-Mart"), upheld United States Customs Service regulations permitting the importation, without the consent of the United States trademark owner, of products manufactured overseas having legitimate foreign trademarks identical to United States trademarks, when the foreign and United States trademarks are owned by the same entity or entities under "common ownership or control." K-Mart also held that where the foreign trademarked goods are produced by an unaffiliated entity authorized, but not controlled, by the United States trademark holder, the United States Customs Service cannot permit the importation of the goods without the consent of the United States trademark owner. Certain federal courts have narrowly interpreted the K-Mart case as applying to a particular tariff statute, and the courts remain divided on the extent to which trademark, copyright or other laws or regulations may restrict the importation or sale of trademarked or copyrighted merchandise without the consent of the trademark or copyright owner, even where the entities owning and applying the trademark or copyright involved are under common ownership or control. For example, in Lever Bros. v. United States ("Lever Bros."), a 1993 decision, the District of Columbia Circuit Court of Appeals held that the "common ownership or control" exception does not apply to foreign goods with an identical trademark but with physical material differences from the product produced by the United States trademark holder. Under Lever

Bros., such goods are barred from importation without the permission of the United States trademark holder. In addition, on November 23, 1992, the U.S. District Court for the Central District of California, in an unreported decision in Parfums Givenchy, Inc. v. Drug Emporium, Inc. ("Parfums"), which purports to follow a decision of the Ninth Circuit Court of Appeals, held that the sale of products manufactured abroad and imported into the United States, which would be covered by a U.S. copyright, without the consent of the U.S. copyright holder, is a copyright violation. This decision was upheld by the 9th Circuit Court of Appeals and on March 6, 1995, the U.S. Supreme Court denied Certiorari, without giving any reason. The Company's retail division was a party to a related action by Parfums Givenchy, Inc., and settled the case for a nominal fee and for further agreeing not to distribute the two different products for which Givenchy, Inc. is the U.S. distributor.

     As is often the case in the fragrance and cosmetics business, some of the merchandise purchased by suppliers such as the Company may have been manufactured by entities, particularly foreign licensees and others, who are not the owners of the trademarks or copyrights for the merchandise. If the Company were called upon or challenged by the owner of a particular trademark or copyright to demonstrate that specific merchandise was produced and sold with the proper authority and the Company were unable to do so, the Company could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities, which could have an adverse effect on the Company's business and results of operations. The Company may not always be able to know or to demonstrate that the manufacturer of specific merchandise had proper authority from the trademark or copyright owner to produce the merchandise or permit it to be resold in the United States.

     Historically, at least twenty-five percent of the Company's merchandise has been purchased from secondary sources. The Company's secondary sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information. As a result, the Company cannot determine specifically what portion of its merchandise purchased from secondary sources could be affected by the potential actions discussed above or actions on other grounds. See "Item 3. Legal Proceedings" for a description of certain pending litigation predicated on grounds of patent infringement. There can be no assurance that future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the secondary sources of supply used by the Company or any of the Company's business activities. In addition, there can be no assurance that the Company's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others.

DISTRIBUTION

     The Company's retail and wholesale operations are served by its warehouse in Miami, Florida. The lease for the facility expires in July 2003. The warehouse is approximately 138,600 square feet, of which 20,000 square feet is utilized as office space. The Company's wholesale division also utilizes space in a third party bonded warehouse.

     The Company's own trucks deliver merchandise to its South Florida stores and the Company utilizes independent national trucking companies to deliver merchandise to stores outside of the South Florida area. Deliveries generally are made weekly, with more frequent deliveries during the Christmas holiday season. Such deliveries permit the stores to minimize inventory storage space, and increase the space available for display and sale of merchandise. The Company ships merchandise to wholesale customers by truck, ship or plane. In addition, in order to expedite delivery of merchandise to its customers, the Company sometimes instructs its suppliers to ship merchandise directly to wholesale division customers.

COMPETITION

     The retail and wholesale perfume businesses are highly competitive. The Company's retail competitors include department stores, regional and national retail chains, independent drug stores, duty free shops and other specialty retail stores. The Company is the largest specialty retailer of discounted fragrances in the United States in terms of number of stores. Some of the Company's competitors sell fragrances at discount prices, and some are part of large national or regional chains that have substantially greater resources and name recognition than the Company. The Company's stores compete on the basis of selling price, customer service, merchandise variety, store location and ambiance. The Company believes that its European-style perfumeries concept, full-service sales staff, discount prices, large and varied selection of brand name and designer fragrances and attractive shopping environment are important to its competitive position.

     The Company is one of the largest wholesale distributors of fragrances in the United States. The wholesale division competes directly with other perfume wholesalers and perfume manufacturers, some of which have substantially greater resources or merchandise variety than the Company. The wholesale division competes principally on the basis of merchandise selection and availability, selling price and rapid delivery.

EMPLOYEES

     At February 1, 1997, the Company had 1,426 employees, of whom 1,274 were employed in the Company's retail stores, 82 were employed in the Company's warehouse and distribution operations and the balance were employed in executive, administrative and other positions. Temporary and part-time employees are usually added during peak sales periods (principally between Thanksgiving and Christmas). None of the Company's employees are covered by a collective bargaining agreement and the Company considers its relationship with its employees to be good.

TRADE NAME AND SERVICE MARK

     The Company's stores use the trade name and service mark Perfumania(R). The Company also operates 33 stores under the trade name "Nature's Elements" (see "Acquisition"- page 2), 3 stores under the trade name "Class Perfumes" in malls where the Company also operates a Perfumania(R) store, as well as 7 stores under the trade name "Designer Fragrances" located within a national discount department chain's locations and 5 stand-alone stores under the trade name "Perfumania Plus". The Company has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

ITEM 2. PROPERTY

     The Company's executive offices and warehouse are leased for a ten (10) year period pursuant to a lease which currently provides for monthly rent of approximately $52,000 and specified annual increases thereafter.

     All of the Company's retail stores are located in leased premises. Most of the Company's store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 10%, over certain minimum sales levels. Store leases typically require the Company to pay all utility charges, insurance premiums, increases in property taxes and certain other costs. Certain of the Company's leases permit the lessor to terminate the lease if specified minimum sales levels are not met. See Note 14 of Notes to the Company's Consolidated Financial Statements for additional information with respect to the Company's store leases.

ITEM 3. LEGAL PROCEEDINGS

     Boucheron. In December 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against the Company in the United States District Court for the Southern District of New York for infringing upon their exclusive right to sell the Boucheron bottle. The plaintiffs' theory is based on the fact that they have a valid patent for the bottles and that Perfumania's sales of such bottles infringes upon their patent rights. The Company believes that a patentee cannot control by resort to an infringement suit the resale of a patented article which it has sold. The Company filed a motion to dismiss during February 1994. On March 20, 1995, the Court denied the Company's motion to dismiss and on April 14, 1995, the Company filed its answer to the Complaint. Discovery was completed on April 30, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company did not submit any actions for shareholder approval during the fourth quarter of fiscal year 1996.

                                    PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

MARKET INFORMATION

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol PRFM. The following table sets forth the high and low closing sales prices for the Company's Common Stock for the periods indicated, as reported by the Nasdaq National Market.




FISCAL 1995                             HIGH           LOW
---------------------------------------------------------------
First Quarter                           $4 1/2         $3
Second Quarter                          $4 5/8         $2   7/8
Third Quarter                           $7             $3 11/16
Fourth Quarter                          $6             $4   1/4
FISCAL 1996                             HIGH           LOW
---------------------------------------------------------------
First Quarter                           $7 3/8         $3  3/4
Second Quarter                          $6 1/2         $3  1/4
Third Quarter                           $4 3/4         $3 5/16
Fourth Quarter                          $4 1/8         $3

     As of April 15, 1997, there were 73 holders of record of the 7,807,791 outstanding shares of Common Stock, not including security positions listings. The closing sales price for the Common Stock on April 15, 1997 was $3.125.

DIVIDEND POLICY

     The Company has not declared or paid any dividends on the Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company is prohibited from paying cash dividends under its line of credit with LaSalle National Bank. See Note 9 of Notes to the Company's Consolidated Financial Statements contained in Item 9 hereof.

ITEM 6.    SELECTED FINANCIAL DATA

     The selected financial data presented below for the last five fiscal years and as of the end of each such fiscal years are derived from the Company's consolidated financial statements and should be read in conjunction with such financial statements and related notes.

     The Company's fiscal year end is the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 1996 refers to the fiscal year that began on February 4, 1996 and ended on February 1, 1997.

                                                                               FISCAL YEAR ENDED
                                                        -------------------------------------------------------------
                                                        FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,  JANUARY 29, JANUARY 30,
                                                        ---------    ---------    ---------    --------    ----------
                                                          1997          1996         1995        1994         1993
                                                        ---------    ---------    ---------    --------    ----------
                                                                (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
                                                        -------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales, wholesale division                           $  30,317    $  36,200    $  38,484    $ 36,376    $ 30,286
Net sales, retail division                                108,603       92,957       77,094      55,944      42,111
                                                        ---------    ---------    ---------    --------    --------
  Total net sales                                         138,920      129,157      115,578      92,320      72,397
                                                        ---------    ---------    ---------    --------    --------
Gross profit, wholesale division                            7,614        8,784        7,573       6,153       5,946
Gross profit, retail division                              52,536       43,384       36,076      27,598      20,080
                                                        ---------    ---------    ---------    --------    --------
  Total gross profit                                       60,150       52,168       43,649      33,751      26,026
                                                        ---------    ---------    ---------    --------    --------
Selling, general and administrative expenses               48,665       43,682       37,108      31,733      23,410
Provision for potential inventory losses                      190         --           --           750       3,318
Provision for settlement of litigation                       --           --           --          --           700
Provision for impairment of assets and store closings         169        1,232          623          25         236
Depreciation and amortization                               3,772        3,300        2,903       2,100       1,502
                                                        ---------    ---------    ---------    --------    --------
  Total operating expenses                                 52,796       48,214       40,634      34,608      29,166
                                                        ---------    ---------    ---------    --------    --------
  Income from operations before other income (expense)      7,354        3,954        3,015        (857)     (3,140)
                                                        ---------    ---------    ---------    --------    --------
Other income (expense)
  Interest expense, net                                    (3,581)      (3,144)      (2,415)     (1,823)     (1,416)
  Other, net                                                  478          396          357         115        (132)
                                                        ---------    ---------    ---------    --------    --------
Income (loss) before income taxes                           4,251        1,206          957      (2,565)     (4,688)
(Provision) benefit for income taxes                       (1,647)         796          368         168         376
                                                        ---------    ---------    ---------    --------    --------
Net income (loss)                                       $   2,604    $   2,002    $   1,325    ($ 2,397)   ($ 4,312)
                                                        =========    =========    =========    ========    ========
Weighted average shares outstanding                         7,634        7,067        6,209       5,675       5,286
Net income (loss)per common and common
  equivalent share                                      $    0.34    $    0.28    $    0.21    ($  0.42)   ($  0.82)
                                                        =========    =========    =========    ========    ========

                                                        FEBRUARY 1,  FEBRUARY 3,  JANUARY 28,  JANUARY 29, JANUARY 30,
                                                        -----------  -----------  -----------  ----------- -----------
                                                          1997          1996         1995        1994         1993

                                                                                (IN THOUSANDS)
                                                        -------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                                         $  33,157    $  30,227    $  26,865    $ 24,612    $ 30,555
Total assets                                              129,908       93,565       79,329      68,993      68,765
Long-term debt, less current portion                        5,708        1,815        1,367         733          31
Total stockholders' equity                                 49,325       45,300       43,359      38,847      41,172

     The provision for potential inventory losses in the fiscal year ended January 30, 1993 represents a reserve for alleged non-genuine inventory. The exclusive licensor of this inventory filed a lawsuit against the Company in December 1992. Without admitting any wrongdoing, the Company subsequently entered into a final settlement agreement with the licensor and destroyed the inventory.

     The provision for settlement of litigation in the fiscal year ended January 30, 1993 represents a reserve to cover the settlement of litigation and associated legal costs arising from a class action complaint filed against the Company in June and July 1992, alleging violations of the anti-fraud provisions of federal securities laws and alleged common law claims of negligent misrepresentation. The Company subsequently settled all claims related to the class action.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     During the last three fiscal years, the Company's retail division has accounted for the majority of the Company's net sales and gross profit. The Company's overall profitability depends principally on the Company's ability to purchase a wide selection of merchandise at favorable prices. Other factors affecting the Company's profitability include general economic conditions, the availability to the Company of volume discounts and, in the retail division, the number of stores in operation, the timing of store openings and closings and the effect of special promotions offered by the Company.

     The following table sets forth items from the Company's Consolidated Statements of Operations expressed as a percentage of net sales for the periods indicated.

                                                            PERCENTAGE OF NET SALES
                                                        -------------------------------
                                                                  FISCAL YEAR
                                                        -------------------------------
                                                           1996        1995       1994
                                                        -------------------------------
    Net sales, wholesale division                          21.8%       28.0%       33.3%
    Net sales, retail division                             78.2        72.0        66.7
                                                        -------     -------     -------
            Total net sales                               100.0       100.0       100.0



    Gross profit, wholesale division                       25.1        24.3        19.7
    Gross profit, retail division                          48.4        46.7        46.8
                                                        -------     -------     -------
            Total gross profit                             43.3        40.4        37.8

    Selling, general and administrative expenses           35.0        33.8        32.1
    Provision for potential inventory losses                0.1        --          --
    Provision for impairment of assets and store            0.2         1.0         0.5
      closings
    Depreciation and amortization                           2.7         2.6         2.5
                                                        -------     -------     -------
            Total operating expenses                       38.0        37.3        35.1
                                                        -------     -------     -------

            Income from operations before
             other income (expenses)                        5.3         3.1         2.6
                                                        -------     -------     -------

    Other income (expense):
            Interest, net                                  (2.5)       (2.4)       (2.1)
            Other, net                                      0.3         0.3         0.3
                                                        -------     -------     -------
    Income before income taxes                              3.1         0.1         0.8
                                                        -------     -------     -------
    (Provision) benefit for income taxes                   (1.2)        0.6         0.3
                                                        -------     -------     -------
    Net income                                              1.9%        1.6%        1.1%
                                                        =======     =======     =======

RESULTS OF OPERATIONS

Comparison of fiscal years 1996 and 1995

     Net sales increased 7.6% from $129.2 million in fiscal year 1995 to $138.9 million in fiscal year 1996. The increase in net sales during fiscal year 1996 was due to a 16.8% increase in retail sales (from $93.0 million to $108.6 million), offset by a 16.3% decrease in wholesale sales (from $36.2 million to $30.3 million). The increase in retail sales was principally due to an increase in the number of stores operated during fiscal year 1996 compared to fiscal year 1995, as well as a 3.6% increase in comparable store sales. The Company operated 262 and 194 stores at the end of fiscal years 1996 and 1995, respectively. The Company believes that the increase in comparable store sales was primarily the result of improved assortments of merchandise at the stores and the continued development of the Jerome Privee treatment, cosmetic and bath and body spa line. During fiscal 1996, a few wholesale distributors had financial difficulties which caused the reduction in wholesale sales.

     Gross profit increased 15.3% from $52.2 million in fiscal year 1995 (40.4% of total net sales) to $60.2 million in fiscal year 1996 (43.3% of total net sales) principally as a result of higher retail sales and gross profit which was offset by lower wholesale sales and gross profit.

     Gross profit for the wholesale division decreased from $8.8 million in fiscal year 1995 to $7.6 million in fiscal year 1996, primarily due to a decrease in sales for the wholesale division (see above), partially offset by an increase in gross profit as a percentage of sales. The wholesale division's gross margin in fiscal 1996 was 25.1% compared to 24.3% in fiscal year 1995.

     Gross profit for the retail division increased 21.1% from $43.4 million in fiscal year 1995 to $52.5 million in fiscal year 1996, principally as a result of higher retail sales. As a percentage of net retail sales, gross profit for the retail division increased from 46.7% in fiscal year 1995 to 48.4% in fiscal year 1996. The increase was due to a reduction in the use of sales promotions in the stores.

     Operating expenses increased $4.6 million in fiscal year 1996 compared to fiscal year 1995, due principally to a $5.0 million increase in selling, general and administrative expenses. Also, the Company recorded a $1.2 million provision for impairment of assets and store closings in fiscal year 1995. See
Note 10 of Notes to the Consolidated Financial Statements contained in item 8 hereof. The increase in selling, general and administrative expense was primarily the result of increases in rent, payroll and other costs associated with the operation of an average 27 additional stores during fiscal year 1996, as well as the addition of 33 Nature's stores in November 1996. Depreciation and amortization increased $0.5 million in fiscal year 1996 compared to fiscal year 1995, due to increased stores fixed assets. As a percentage of net sales, operating expenses increased from 37.3% in fiscal year 1995 to 38.0% in fiscal year 1996.

     Interest expense (net) increased 13.9% from $3.1 million in fiscal year 1995 to $3.6 million in fiscal 1996. The increase was principally due to the increase in the Company's line of credit during fiscal 1996, as well increased use of lease financing for new store furniture and fixtures. See "Liquidity and Capital Resources."

     The provision for income taxes in fiscal 1996 was $1.6 million compared to a benefit for income taxes in fiscal year 1995 of $0.8 million.

     The Company had net income of $2.6 million, or $0.34 per share, in fiscal year 1996, compared to a net income of $2.0 million, or $0.28 per share, in fiscal year 1995. The weighted average number of shares outstanding during fiscal year 1996 and 1995 were 7,633,588 and 7,067,291, respectively.

Comparison of fiscal years 1995 and 1994

     Net sales increased 11.8% from $115.6 million in fiscal year 1994 to $129.2 million in fiscal year 1995. The increase in net sales during fiscal year 1995 was due to a 20.6% increase in retail sales (from $77.1 million to $93.0 million), offset by a 6.0% decrease in wholesale sales (from $38.5 million to $36.2 million). The increase in retail sales was principally due to an increase in the number of stores operated during fiscal year 1995 compared to fiscal year 1994, as well as a 4.1% increase in comparable store sales. The Company operated 194 and 175 stores at the end of fiscal years 1995 and 1994, respectively. The Company believes that the increase in comparable store sales was primarily the result of improved assortments of merchandise at the stores and the continued development of the Jerome Privee treatment, cosmetic and bath and body spa line. The decrease in wholesale sales was principally attributable to reduced buying by other wholesalers.

     Gross profit increased 19.7% from $43.6 million in fiscal year 1994 (37.8% of total net sales) to $52.2 million in fiscal year 1995 (40.4% of total net sales) principally as a result of higher retail sales and higher wholesale gross profit.

     Gross profit for the wholesale division increased from $7.6 million in fiscal year 1994 to $8.8 million in fiscal year 1995, primarily due to an increase in gross margin for the wholesale division from 19.7% to 24.3% of net wholesale sales in fiscal year 1994 compared to 1995. The increase in the wholesale division's gross margin in fiscal 1995 was primarily the result of lower cost of merchandise and an increase in higher margin sales.

     Gross profit for the retail division increased 20.2% from $36.1 million in fiscal year 1994 to $43.4 million in fiscal year 1995, principally as a result of higher retail sales. As a percentage of net retail sales, gross profit for the retail division decreased slightly from 46.8% in fiscal year 1994 to 46.7% in fiscal year 1995.

     Operating expenses increased $7.6 million in fiscal year 1995 compared to fiscal year 1994, due principally to a $6.6 million increase in selling, general and administrative expenses. The increase in selling, general and administrative expense was primarily the result of increases in rent, payroll and other costs associated with the operation of 23 additional stores during fiscal year 1995. Depreciation and amortization increased $0.4 million in fiscal year 1995 compared to fiscal year 1994, due to increased stores fixed assets. As a percentage of net sales, operating expenses increased from 35.1% in fiscal year 1994 to 37.3% in fiscal year 1995. The increase is primarily the result of the provision for impairment of assets and store closings. See
Note 10 of Notes to the Consolidated Financial Statements contained in Item 8 hereof.

     Interest expense (net) increased 30.2% from $2.4 million in fiscal year 1994 to $3.1 million in fiscal 1995. The increase was principally due to the increase in the Company's line of credit and increases in the bank's prime rate during fiscal 1995, as well as the issuance of a $5.9 million promissory note payable to FoxMeyer, in August 1994. See "Liquidity and Capital Resources."

     The Company had net income of $2.0 million, or $0.28 per share, in fiscal year 1995, compared to a net income of $1.3 million, or $0.21 per share, in fiscal year 1994. The weighted average number of shares outstanding during fiscal year 1995 and 1994 were 7,067,291 and 6,209,559, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its working capital requirements over the past three fiscal years primarily through short-term borrowings under working capital lines of credit, cash flows from operations and short-term borrowings from related parties and other individuals.

     On March 21, 1996, the Company sold 180,000 shares of common stock for approximately $956,000 in a private placement.

     On March 25, 1996, the Company issued $3,000,000 of 5% Convertible Debentures (the "Debentures") in a Regulation S offering to non-U.S. persons. The debentures were convertible at any time after May 21, 1996 into shares of common stock of the Company, at a conversion price for each share of common stock equal to eighty-five percent of the market price of the common stock on the date of conversion, not to exceed $8.50 per share of common stock. The debentures were converted to approximately 918,000 shares of the Company's common stock in the second quarter of fiscal 1996.

     On March 29, 1996, the Company's revolving line of credit facility with LaSalle National Bank (LNB), which expires on April 30, 1999, was increased to $30 million. Advances made under the line of credit are based on a formula of eligible inventories and receivables, bear interest at 2% above the bank's prime rate (10.25% at February 1, 1997), and are payable on demand. Advances are secured by a first lien on all of the Company's assets and assignment of a life insurance policy on one of the Company's officers. On April 16, 1997, LNB increased the line to $35 million on similar interest and payment terms.

     The Company's line of credit with LNB contains covenants requiring maintenance of minimum tangible net worth, book value and quarterly results. The line also contains limitations on additional borrowings, capital expenditures, number of new store openings, purchases of treasury stock and prohibits payment of dividends. As of February 1, 1997, the Company was in breach of certain of the above covenants. On April 21, 1997, the bank agreed to waive the defaults and its right to demand repayment of the line as a result of the Company's failure to meet such covenants. In connection with its increase of the line on April 16, 1997, the bank also revised certain covenant requirements, making them less restrictive.

     In fiscal year 1996, net cash provided by operating activities was approximately $0.6 million, which was primarily due to the Company's net income of $2.6 million offset by the changes in inventories and accounts payable, as well as non-cash charges for depreciation and amortization.

     The Company's trade receivables primarily relate to its wholesale business. At fiscal year end, approximately $ 0.2 million of the Company's trade receivables were more than 90 days past due. Of the $12.9 million in trade receivables due from customers at February 1, 1997, $9.2 million was due from one customer which also accounted for 51.3% of the Company's fiscal 1996 wholesale sales. The Company's sales to this customer are made on open account terms, and since late 1991 the Company has extended credit to this customer on terms of up to six months. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility. The Company's allowance for doubtful accounts of approximately $248,000 at February 1, 1997 is considered adequate by management based on its write-off experience during the last three years and an analysis of the aging of its trade receivables at February 1, 1997. As a result of financial difficulties of several wholesale distributors during the early part of 1996, the Company wrote off approximately $724,000 of its trade receivables in fiscal 1996.

     During fiscal year 1996, inventories increased by approximately $29.1 million due to a substantial amount of purchases by the Company in the fourth quarter as well as the overall increase in the number of retail stores and the decrease in wholesale sales in fiscal 1996.

     The Company's principal needs for working capital have been new store openings (including related inventory) and purchases of inventory to meet seasonal requirements. Net cash used in investing activities in fiscal year 1996 was approximately $7.3 million, principally due to capital expenditures related to opening new stores and renovation of existing stores. Currently, the Company's average capital expenditure for opening a store is approximately $110,000, including furniture and fixtures, equipment and other items, which average approximately $30,000 per store, build-out costs, which average approximately $75,000 per store, and start-up costs, such as the hiring and training of new employees and travel, which average approximately $5,000 per store. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season. The Company's wholesale inventory levels vary significantly during the fiscal year depending upon availability, price and selection of merchandise available for purchase, and seasonality. The Company generally carries at least four month's supply of inventory for its retail and wholesale divisions.

     During fiscal 1996, the Company began using lease financing for its furniture and fixtures for new stores. The Company intends to continue to use such financing to support the expansion of its business.

     In August 1994, the Company acquired $10.4 million of fragrance inventory from Merchandise Coordinator Services Corporation d/b/a FoxMeyer Trading Company ("FoxMeyer"). The purchase was paid by $4.5 million in cash and a note in the principal amount of approximately $5.9 million. The note was repaid in January 1996. The Company obtained the $4.5 million in cash to fund the inventory purchase from the issuance of 1 million shares of its common stock to FoxMeyer.

SEASONALITY AND QUARTERLY RESULTS

     The Company's operations have historically been seasonal, with generally higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Significantly higher fourth fiscal quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. Wholesale sales vary by fiscal quarter as a result of the selection of merchandise available for sale and the need for the Company to stock its retail stores for the Christmas holiday season. Therefore, the results of any interim period are not necessarily indicative of the results that may be expected during a full fiscal year.

     The following table sets forth the Company's unaudited net sales by division for the periods indicated (dollar amounts are in thousands).




                                 FISCAL YEAR 1996                                FISCAL YEAR 1995
                        ------------------------------------------    ------------------------------------------
                         1ST           2ND        3RD       4TH         1ST          2ND       3RD         4TH
                         QTR           QTR        QTR       QTR         QTR          QTR       QTR         QTR
                        --------     -------    -------    -------    --------     -------    -------    -------

Wholesale division      $  5,028     $ 6,116    $ 8,565    $10,608    $  7,915     $ 6,686    $11,106    $10,493

Retail division           18,192      22,755     26,012     41,644      15,621      20,696     23,224     33,415

Total net sales           23,220      28,871     34,577     52,252      23,536      27,382     34,330     43,909

Net income(loss)          (1,189)        200        885      2,708      (2,339)         10      1,232      3,099

Net income(loss)
   per share            $  (0.16)    $  0.03    $  0.10    $  0.37     $ (0.34)    $  0.00    $  0.18    $  0.44

% of total net sales
 for fiscal year            16.7%       20.8%      24.9%      37.6%       18.2%       21.2%      26.6%      34.0%

# of retail stores at
end of each period           195         195        207        262         179         184        195        194

                                      Fiscal Year 1994
                         --------------------------------------------
                           1st         2nd         3rd        4th
                           Qtr         Qtr         Qtr        Qtr
                         --------------------------------------------

Wholesale division      $ 14,168     $  6,604     $ 6,755    $10,957

Retail division           12,106       16,658      19,508     28,823

Total net sales           26,274       23,261      26,263     39,780

Net income(loss)          (1,365)         (59)        514      2,235

Net income(loss)
   per share            $  (0.24)    $  (0.01)    $  0.08    $  0.38

% of total net sales
 for fiscal year            22.7%        20.1%       22.7%      34.5%

# of retail stores at
end of each period           150          155         171        175



     Although large fluctuations in foreign exchange rates could have a material effect on the prices the Company pays for products it purchases from outside the United States, the prices obtainable for sales denominated in foreign currencies and wholesale sales to foreign customers, such fluctuations have not been material to the Company's results of operations to date. Transactions with foreign suppliers generally are in United States dollars. The Company believes that inflation has not had a material impact on its results of operations and that it is generally able to pass through any cost increases in the form of increased sales prices.

OTHER

     Effective fiscal year 1995, the Company adopted the provisions of Statement of Financial Accounting Standards No.121 ("SFAS 121"). See Note 10 of Notes to the Consolidated Financial Statements contained in Item 8 hereof.

     Effective fiscal year 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). See Note 12 of Notes to the Consolidated Financial Statements contained in Item 8 hereof.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information and the supplementary data required in response to this Item are as follows:


                                                                                         PAGE
Report of Independent Certified Public Accountants, Price Waterhouse LLP                 19

Consolidated Balance Sheets as of February 1, 1997 and February 3, 1996                  20

Consolidated Statements of Operations for the Fiscal Years Ended February 1,1997,
 February 3, 1996 and January 28, 1995                                                   21

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended
February 1, 1997, February 3, 1996 and January 28, 1995                                  22

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 1,1997,
February 3, 1996 and January 28, 1995                                                    23

Notes to Consolidated Financial Statements                                               24

Schedule VIII - Valuation and Qualifying Accounts and Reserves                           41

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and
Stockholders of Perfumania, Inc.



In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perfumania, Inc. and its subsidiaries at February 1, 1997 and February 3, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP



Miami, Florida
April 24, 1997

                                PERFUMANIA, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                               FEBRUARY 1,      FEBRUARY 3,
ASSETS:                                                           1997            1996
                                                             -------------    ------------
Current assets:
 Cash and cash equivalents                                   $   1,641,527    $    331,028
 Trade receivables, net:
   Customers, less allowance for doubtful accounts
   of $248,386 and $472,804                                     12,275,159      13,492,118
   Affiliates                                                      653,657            --
 Advances to suppliers                                           5,023,718       4,311,660
 Inventories, net of reserve of  $940,000 and $750,000          85,110,423      56,014,501
 Prepaid expenses and other current assets                       1,899,320       1,152,095
 Deferred tax asset, net                                           873,472       1,254,000
 Due from related parties                                           85,613         122,538
                                                             -------------    ------------
   Total current assets                                        107,562,889      76,677,940
Property and equipment, net                                     17,709,758      13,453,780
Leased equipment under capital leases, net                       2,013,857       1,606,497
Other assets, net                                                2,203,442       1,411,579
Due from related parties                                           417,763         415,527
                                                             -------------    ------------
                                                             $ 129,907,709    $ 93,565,323
                                                             =============    ============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
 Bank line of credit and current portion of notes payable    $  31,372,171    $ 23,553,897
 Accounts payable                                               36,128,515      18,814,302
 Accrued expenses and other liabilities                          3,940,440       2,903,959
 Income taxes payable                                            1,321,203            --
 Current portion of obligations under capital leases               873,425         498,348
 Due to related parties                                            770,000         680,000
                                                             -------------    ------------
   Total current liabilities                                    74,405,754      46,450,506

Long-term portion of notes payable                               4,519,859         601,503
Long-term portion of obligations under capital leases            1,187,516       1,213,066
                                                             -------------    ------------
   Total liabilities                                            80,113,129      48,265,075
                                                             -------------    ------------
Excess of fair value of assets acquired over cost                  470,000            --
                                                             -------------    ------------
Commitments and contingencies                                         --              --
                                                             -------------    ------------
Stockholders' equity
 Preferred stock, $.01 par value, 1,000,000 shares
  authorized, none issued                                             --              --
 Common stock, $.01 par value, 25,000,000
  shares authorized, 7,807,791 and
  6,707,700 shares issued and outstanding                           78,078          67,077
Capital in excess of par value                                  51,900,229      47,959,464
Treasury stock, at cost                                         (2,655,110)       (123,323)
Retained earnings (accumulated deficit)                              1,383      (2,602,970)
                                                             -------------    ------------
   Total stockholders' equity                                   49,324,580      45,300,248
                                                             -------------    ------------
                                                             $ 129,907,709    $ 93,565,323
                                                             =============    ============

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                         FISCAL YEAR ENDED
                                                         ------------------------------------------------
                                                          FEBRUARY 1,       FEBRUARY 3,     JANUARY 28,
                                                            1997              1996             1995
                                                         -------------    -------------    -------------
Net sales:
 Unaffiliated customers                                  $ 136,446,104    $ 129,156,506    $ 115,577,805
 Affiliates                                                  2,473,623             --               --
                                                         -------------    -------------    -------------
                                                           138,919,727      129,156,506      115,577,805
                                                         -------------    -------------    -------------

Cost of goods sold:
 Unaffiliated customers                                     76,516,903       76,988,603       71,929,300
 Affiliates                                                  2,252,850             --               --
                                                         -------------    -------------    -------------
                                                            78,769,753       76,988,603       71,929,300
                                                         -------------    -------------    -------------
   Gross profit                                             60,149,974       52,167,903       43,648,505
                                                         -------------    -------------    -------------
Operating expenses:
 Selling, general and administrative expenses               48,165,392       43,371,621       37,080,590
 Provision for doubtful accounts                               500,000          310,000           27,310
 Provision for potential inventory losses                      190,000             --               --
 Provision for impairment of assets and store closings         169,159        1,232,303          623,210
 Depreciation and amortization                               3,771,508        3,299,746        2,902,607
                                                         -------------    -------------    -------------
   Total operating expenses                                 52,796,059       48,213,670       40,633,717
                                                         -------------    -------------    -------------
 Income from operations
  before other income (expense)                              7,353,915        3,954,233        3,014,788
                                                         -------------    -------------    -------------
Other income (expense):
 Interest expense:
  Affiliates                                                  (148,647)         (88,874)         (39,283)
  Other                                                     (3,475,342)      (3,101,422)      (2,406,364)
                                                         -------------    -------------    -------------
                                                            (3,623,989)      (3,190,296)      (2,445,647)
                                                         -------------    -------------    -------------
 Interest income:
  Affiliates                                                    39,480           36,240           27,658
  Other                                                          3,499           10,496            3,133
                                                         -------------    -------------    -------------
                                                                42,979           46,736           30,791
                                                         -------------    -------------    -------------
Other income                                                   478,179          395,437          357,148
                                                         -------------    -------------    -------------
                                                            (3,102,831)      (2,748,123)      (2,057,708)
                                                         -------------    -------------    -------------
Income before income taxes                                   4,251,084        1,206,110          957,080
(Provision) benefit for income taxes                        (1,646,731)         796,000          368,000
                                                         -------------    -------------    -------------
Net income                                               $   2,604,353    $   2,002,110    $   1,325,080
                                                         =============    =============    =============
Weighted average common shares outstanding                   7,633,588        7,067,291        6,209,559
                                                         =============    =============    =============
Earnings per common and common equivalent share          $        0.34    $        0.28    $        0.21
                                                         =============    =============    =============

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE FISCAL YEAR ENDED JANUARY 28, 1995,
                     FISCAL YEAR ENDED FEBRUARY 3, 1996 AND
                       FISCAL YEAR ENDED FEBRUARY 1, 1997



                                   COMMON     STOCK       CAPITAL    TREASURY      STOCK       RETAINED
                                 -------------------     IN EXCESS   ---------------------     EARNINGS
                                   SHARES     AMOUNT   OF PAR VALUE   SHARES      AMOUNT       (DEFICIT)        TOTAL
                                 ---------   -------   -----------   -------   -----------    -----------    ------------
Balance at
  January 29, 1994               5,688,700   $56,887   $44,720,029      --     $      --      ($5,930,160)   $ 38,846,756

Issuance of common
  stock in inventory purchase
  agreement                      1,000,000    10,000     3,177,500      --            --             --         3,187,500

Net income for the fiscal year
  ended January 28, 1995              --        --            --        --            --        1,325,080       1,325,080

                                 ---------   -------   -----------   -------   -----------    -----------    ------------
Balance at January 28, 1995      6,688,700    66,887    47,897,529      --            --       (4,605,080)     43,359,336

Exercise of stock options           19,000       190        61,935      --            --             --            62,125

Purchase of treasury stock            --        --            --      23,000      (123,323)          --          (123,323)

Net income for the fiscal
  year ended February 3, 1996         --        --            --        --            --        2,002,110       2,002,110

                                 ---------   -------   -----------   -------   -----------    -----------    ------------
Balance at February 3, 1996      6,707,700    67,077    47,959,464    23,000      (123,323)    (2,602,970)     45,300,248

Exercise of stock options            2,000        20         8,230      --            --             --             8,250

Conversion of debentures           918,091     9,181     2,978,085      --            --             --         2,987,266

Issuance of common stock           180,000     1,800       954,450      --            --             --           956,250

Purchases of treasury stock           --        --            --     644,900    (2,531,787)          --        (2,531,787)

Net income for the fiscal
  year ended February 1, 1997         --        --            --        --            --        2,604,353       2,604,353

                                 ---------   -------   -----------   -------   -----------    -----------    ------------
Balance at February 1,1997       7,807,791   $78,078   $51,900,229   667,900   ($2,655,110)   $     1,383    $ 49,324,580
                                 =========   =======   ===========   =======   ===========    ===========    ============




See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      FISCAL YEAR ENDED
                                                           -------------------------------------------
                                                            FEBRUARY 1,     FEBRUARY 3,    JANUARY 28,
                                                                1997          1996            1995
                                                           ------------    ------------    -----------

Cash flows from operating activities:
 Net income                                                $  2,604,353    $  2,002,110    $ 1,325,080
Adjustments to reconcile net income to
 net cash provided by operating activities:
  Provision (benefit) for deferred taxes                        380,528        (796,000)      (403,000)
  Capitalized preopening costs                                 (940,550)       (339,004)      (291,113)
  Provision for doubtful accounts                               500,000         310,000         27,310
  Provision for potential inventory losses                      190,000            --             --
  Depreciation and amortization                               3,771,508       3,299,746      2,902,607
  Provisions for impairment of assets                              --           814,308        125,000
  Loss on disposition of property and equipment                 169,159         464,431        498,210
  Change in assets and liabilities,
  (Increase) decrease in:
   Trade receivables:
     Customers                                                  716,959      (5,819,981)    (1,732,224)
     Affiliates                                                (653,657)           --          546,469
   Advances to suppliers                                       (712,058)      2,045,016     (2,373,124)
   Inventories                                              (24,288,235)    (11,377,890)     5,603,865
   Prepaid expenses                                            (747,225)         43,198       (535,831)
   Tax refund receivable                                           --           378,681        161,668
   Other assets                                                (123,998)         40,795       (276,606)
   Increase (decrease) in:
    Accounts payable                                         17,314,213      10,634,590     (1,074,599)
    Accrued expenses and other liabilities                    1,088,386         399,585         94,521
    Income taxes payable                                      1,321,203         (35,000)        35,000
                                                           ------------    ------------    -----------
    Net cash provided by
     operating activities                                       590,586       2,064,585      4,633,233
                                                           ------------    ------------    -----------
Cash flows from investing activities:
  Additions to property and equipment                        (7,341,901)     (3,302,678)    (4,580,232)
  Proceeds from sale of other property                             --           617,914           --
                                                           ------------    ------------    -----------
    Net cash used in financing activities                    (7,341,901)     (2,684,764)    (4,580,232)
                                                           ------------    ------------    -----------
Cash flows from financing activities:
  Borrowings under bank line of credit and loans payable      7,208,943         954,356           --
  Repayments under loans payable                                   --              --         (522,085)
  Net (increase) decrease in due from related parties            34,689        (125,542)       (43,004)
  Net increase (decrease) in due to related parties              90,000          51,832        626,168
  Principal payments under capital lease obligations           (639,892)       (374,113)      (115,761)
  Issuance of debentures                                      2,935,361            --             --
  Proceeds from issuance of common stock                        956,250            --             --
  Proceeds from exercise of stock options                         8,250          62,125           --
  Purchases of treasury stock                                (2,531,787)       (123,323)          --
                                                           ------------    ------------    -----------
    Net cash provided by (used in)
     financing activities                                     8,061,814         445,335        (54,682)
                                                           ------------    ------------    -----------
Increase (decrease) in cash and cash equivalents              1,310,499        (174,844)        (1,681)
Cash and cash equivalents at beginning of period                331,028         505,872        507,553
                                                           ------------    ------------    -----------
Cash and cash equivalents at end of period                 $  1,641,527    $    331,028    $   505,872
                                                           ============    ============    ===========

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS:

     Perfumania, Inc. ("Perfumania") and its subsidiaries (collectively, the "Company") is a wholesaler and specialty retailer of fragrances and related products. The Company's retail stores consist of stand-alone stores and stores located in regional malls, manufacturer's outlet malls and airports. The number of retail stores in operation at February 1, 1997, February 3, 1996 and January 28, 1995 were 262, 194 and 175, respectively (see Note 16).

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

     Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of Perfumania and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

     Revenue from wholesale transactions is recorded upon shipment of inventory. Revenue from retail sales is recorded upon customer purchase.

ADVANCES TO SUPPLIERS

     Advances to suppliers represent prepayments to wholesale vendors on pending inventory purchase orders.

INVENTORIES

     Inventories, consisting predominantly of finished goods, are stated at the lower of cost or market, cost being determined on a moving average cost basis. The cost of inventory includes product cost and freight charges.

PROPERTY AND EQUIPMENT

     Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease or the estimated useful lives of the improvements, whichever is shorter. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income currently.

PREOPENING EXPENSES

     The Company capitalizes expenses associated with the opening of new retail locations and training of personnel. These costs typically include occupancy costs incurred prior to store opening, travel expenses, store managers' salaries and grand opening costs paid to the mall. The Company amortizes these amounts over 18 months.

INCOME TAXES

     Income tax expense is based on pre-tax financial income. Deferred tax assets and liabilities are recognized for the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

EARNINGS PER COMMON  AND COMMON EQUIVALENT SHARE

     Earnings per common and common equivalent share are computed by dividing net income by the weighted average number of common and, when dilutive, common equivalent shares outstanding. Stock options are the only common share equivalents. There is no material difference between primary and fully diluted earnings per share.

FISCAL YEAR END

     The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. As a result, fiscal year 1995 had an additional week (53 weeks, versus 52 weeks in fiscal year 1996 and 1994). In the accompanying notes, fiscal year 1996, 1995 and 1994 refers to the year ended February 1, 1997, February 3, 1996 and January 28, 1995, respectively.

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amount of cash and cash equivalents, trade receivables, advances to suppliers, accounts payable, bank line of credit, obligations under capital leases and loans payable approximate fair value as of February 1, 1997 and February 3, 1996.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to accounts receivable allowances, inventory reserves and estimated useful lives of property and equipment. Actual results could differ from those estimates.

ASSET IMPAIRMENT

     As discussed in Note 10, the Company early adopted Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" in fiscal 1995. Under this Statement, the Company reviews long-lived assets and makes a provision for impairment whenever events or changes in circumstances indicate that the projected cash flows of related activities may not provide for cost recovery.

STOCK BASED COMPENSATION

     On February 4, 1996 the Company adopted Statement of Financial Accounting
Standards No. 123,   "Accounting for Stock-Based Compensation" (SFAS 123). SFAS
123 establishes a fair value based method of accounting for stock based compensation, the effect of which can either be recorded or disclosed. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for stock Issued to Employees ("APB 25"), and is providing proforma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied in measuring compensation expense for options granted in 1996 and 1995. In accordance with APB 25 compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

RECLASSIFICATION

     Certain fiscal 1995 and 1994 amounts have been reclassified to conform with the fiscal 1996 presentation.

NOTE 3 - ACQUISITION:

     In November 1996, the Company acquired substantially all of the assets of Nature's Elements Holding Corporation ("Nature's") which included the service mark and trade name "Nature's Elements" and the stock of its subsidiary. Prior to the acquisition, all of Nature's liabilities, both at the parent and subsidiary level were transferred to a liquidating trust. Subsequent to the acquisition, the stock of the subsidiary was liquidated and the Company received inventory and store fixtures and assumed the obligation for 34 leases (including 1 seasonal store) for approximately $2.2 million, of which $1.7 million is represented by a note payable. The stores, which are located primarily in regional malls sell cosmetics, treatments, bath and body products, candles, as well as a limited selection of fragrance. The acquisition was accounted for as a purchase and accordingly, Nature's results are included in the consolidated financial statements since the date of acquisition. The estimated fair value of the acquired assets exceeds the purchase price. The excess of estimated fair value of the assets acquired over cost was $3.5 million of which $3 million reduced the fair value of non-current assets acquired to a zero value and $0.5 million was allocated to negative goodwill. This preliminary purchase price allocation is subject to change when additional information concerning asset valuations is obtained. Therefore, the final allocation may differ from the preliminary allocation. The assets and business acquired were not material in relation to consolidated financial statements.

NOTE 4 - STATEMENTS OF CASH FLOWS:

     Supplemental disclosures of cash flow information:


                                                  FISCAL YEAR ENDED
                                       ------------------------------------------
                                        FEBRUARY 1,   FEBRUARY 3,     JANUARY 28,
                                          1997           1996           1995
                                       -----------    ----------     ------------
Cash paid during the period for:
 Interest                              $3,459,563     $3,353,072     $2,342,455
 Income taxes                          $   71,138     $   35,000     $  203,316

     Supplemental disclosures of noncash activities:

     The Company issued a $1.7 million note payable due to the acquisition discussed in Note 3.

     In December 1996, the Company entered into an agreement with a vendor whereby approximately $3.6 million of accounts payable was converted to a note payable (see Note 9).

     On August 12, 1994, the Company acquired approximately $10.4 million of fragrance inventory from Merchandise Coordinator Services Corporation d/b/a/ FoxMeyer Trading Company ("FoxMeyer"). The purchase price was paid by $4.5 million in cash and a note in the principal amount of approximately $5.9 million. The note was secured by a second lien on all of the Company's assets and properties, and was repaid in January 1996. The Company obtained the $4.5 million in cash to fund the inventory purchase from the issuance of 1 million shares of its common stock to FoxMeyer.

NOTE 5 - PROPERTY AND EQUIPMENT:


  Property and equipment includes the following:

                                                                      ESTIMATED
                                        FEBRUARY 1,     FEBRUARY 3,  USEFUL LIVES
                                          1997             1996       (IN YEARS)
Furniture, fixtures and equipment      $ 14,440,604    $ 11,277,410       5-7
Leasehold improvements                   13,384,693       9,689,524       10
Vehicles                                    114,665         114,665        5
                                       ------------    ------------
                                       $ 27,939,962    $ 21,081,599

Less: Accumulated depreciation
 and amortization                       (10,230,204)     (7,627,819)
                                       ------------    ------------
                                       $ 17,709,758    $ 13,453,780
                                       ============    ============


NOTE 6 - OTHER PROPERTY:

     The Company owned approximately 2.5 acres of unincorporated land in Dade County, Florida, which was purchased at a cost of $664,350. The land was sold in 1995 at a loss of approximately $46,000.


NOTE 7 - OTHER ASSETS:


Other assets consist of the following:

                                            FEBRUARY 1,     FEBRUARY 3,
                                                1997          1996
                                            ----------     -----------
Capitalized preopening costs, net           $1,012,293     $  343,695
Security deposits                              721,563        645,240
Other                                          469,586        422,644
                                            ----------     ----------
                                            $2,203,442     $1,411,579
                                            ==========     ==========

NOTE 8 - RELATED PARTY TRANSACTIONS:

Due from related parties consists of the following:

                                            FEBRUARY 1,    FEBRUARY 3,
                                               1997           1996
                                            ----------     ----------
      Amounts due from affiliates           $   85,613     $  122,538

      Note receivable from shareholder         417,763        415,527
                                            ----------     ----------
                                            $  503,376     $  538,065
                                            ==========     ==========


     The note receivable from shareholder results from the sale of a condominium to the shareholder at net book value in 1991. The shareholder assumed the balance of the related mortgage and issued an unsecured note payable to the Company for $282,519, bearing interest at 9.5%. The note initially matured in December 1993 and has been subsequently renewed through December 1998 for $415,527, which includes the outstanding principal of the note and interest accrued thereof as of December 30, 1995.

     Purchases of products from a company affiliated through common ownership amounted to $30,735,244, $21,464,375, and $15,668,542, in fiscal year 1996,
1995 and 1994, respectively. The amount due to this company at February 1, 1997 and February 3, 1996 was $19,263,929 and $4,902,434, respectively.

     Due to related parties at February 1, 1997 consists of a $770,000 note payable on demand which bears interest at 15%.

     Other income in fiscal year 1996, 1995 and 1994 includes $110,000, $230,000 and $115,000, respectively, of warehousing fees received from an affiliated company.

     On January 1, 1994 and May 2, 1994, respectively, the Company entered into three-year consulting agreements with two former officers, who are also shareholders of the Company. Pursuant to the agreements, the Company paid $275,000 for consulting services to be rendered in fiscal years 1994, 1995 and 1996. During fiscal year 1995, the Company's former officers became directors of the Company's retail subsidiary. In their capacity as directors, these individuals were issued options to purchase 525,000 shares of common stock at an exercise price equal to the market price of the Company's common stock at the time of the grant.

NOTE 9 - BANK LINE OF CREDIT AND NOTES PAYABLE:


The bank line of credit and notes payable consist of the following:

                                                                      FEBRUARY 1,       FEBRUARY 3
                                                                         1997             1996
                                                                     ------------     ------------
Bank line of credit, bearing interest at the bank's
 prime rate plus 2% (10.25% at February 1, 1997),
 with weighted average rate of 10.25% , interest payable
 monthly, expiring on April 30, 1999, secured by a
 pledge of substantially all of the Company's assets                 $ 29,883,357     $ 23,403,213
Notes payable bearing interest ranging from approximately
 10.0% - 14.7%, with weighted average rates ranging from
 approximately 10.0% - 14.7%, payable in monthly installments ranging from $481 to $7,500 including interest,  through July
 1999 secured by equipment                                                176,783          146,473
Notes payable bearing interest ranging from approximately
 9.6%-10.8%, with weighted average rates  ranging from
 approximately 9.6%-10.8% payable in monthly installments
 of $33,890, including interest, through October 2001,
 secured by fixtures                                                    1,402,726          605,714
Note payable bearing interest at approximately
 10.25%, with weighted average rate
 of 10.25%, payable in monthly
 installments of $50,000, including
 interest, with final payment of $200,000 in
 November 1999 (See Note 3)                                             1,592,417             --
Note payable bearing interest
 at approximately 10.25%, with
 weighted average rate of 10.25%, payable
 in monthly installments of $75,000,
 including interest, with final
 payment of $65,736 in November 2000 (See Note 4)                       2,836,747             --
                                                                     ------------     ------------
                                                                       35,892,030       24,155,400
Less:  Current portion                                                (31,372,171)     (23,553,897)
                                                                     ------------     ------------
Long-term portion                                                    $  4,519,859     $    601,503
                                                                     ============     ============


     The aggregate maturities of the bank line of credit and notes payable at February 1, 1997 are as follows:

 FISCAL YEAR
------------
   1997              $31,372,171
   1998                1,564,352
   1999                1,759,653
   2000                1,037,332
 Thereafter              158,522
                     -----------
                     $35,892,030
                     ===========

     The Company's line of credit contains covenants requiring maintenance of minimum tangible net worth, book value and quarterly results. The line also contains limitations on additional borrowings, capital expenditures, number of new store openings, purchases of treasury stock and prohibits distribution
of dividends.  As of February 1, 1997, the Company was in breach of   certain
of the above covenants. On April 21, 1997, the bank agreed to waive the resulting defaults and its right to demand repayment of the line as a result of the Company's failure to meet such covenants.

     Advances made under the line of credit are based on a formula of eligible inventories and receivables and are payable on demand. Advances are secured by a first lien on substantially all of the Company's assets and assignment of a life insurance policy on one of the Company's officers. On April 16, 1997, the bank increased the line to $35 million on similar interest and payment terms. In connection with its increase of the line on April 16, 1997, the bank also revised certain covenant requirements, making them less restrictive.

     The Company's line of credit is guaranteed to the extent of $3,000,000 each by two stockholders of the Company.

NOTE 10 - IMPAIRMENT OF ASSETS:

     The Company recognized in fiscal 1995 a non-cash charge of $814,308, representing a reduction of the carrying amounts of the impaired assets at certain retail store locations to their estimated recoverable amount. This impairment loss is included in "Provision for impairment of assets and store closings," in the Consolidated Statement of Operations for fiscal 1995. The "Provision for impairment of assets and store closings" in the Consolidated Statement of Operations also includes $169,059, $417,995 and $498,210 for the loss on disposition of property and equipment relating to retail stores which were closed during fiscal 1996, 1995 and 1994, respectively.

NOTE 11 - INCOME TAXES:

     The (provision) benefit for income taxes is comprised of the following amounts:


                                           FISCAL YEAR ENDED
                                 -----------------------------------------
                                 FEBRUARY 1,     FEBRUARY 3,   JANUARY 28,
                                   1997            1996           1995
                                 -----------     -----------   -----------
        Current:
         Federal                $(1,084,088)     $( 25,000)    ($ 25,000)
         State                     (182,244)       (30,000)      (10,000)
                                -----------      ---------     ---------
                                 (1,266,332)       (55,000)      (35,000)
                                -----------      ---------     ---------
        Deferred:
         Federal                   (380,399)       851,000       403,000
         State                         --             --            --
                                -----------      ---------     ---------
                                   (380,399)       851,000       403,000
                                -----------      ---------     ---------
        Total tax (provision)
         benefit                $(1,646,731)     $ 796,000     $ 368,000
                                ===========      =========     =========


     The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:


                                                     FISCAL YEAR ENDED
                                         ----------------------------------------
                                          FEBRUARY 1,    FEBRUARY 3,  JANUARY 28,
                                              1997          1996         1995
                                         ----------------------------------------
(Provision) benefit at statutory rates   $(1,736,251)     $(442,139)    $(334,978)
(Unrecognized) recognized
 net operating loss carryforward             115,810        910,000       366,302
Reduction of deferred tax asset
 valuation allowance                           --           404,000       403,000
Other                                        (26,290)       (95,861)      (66,324)
                                         -----------      ---------     ---------
(Provision) benefit for income taxes     $(1,646,731)     $ 796,000     $ 368,000
                                         ===========      =========     =========

     Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities:


                                                 FEBRUARY 1,    FEBRUARY 3,
                                                    1997           1996
                                                 -----------    -----------
Assets:
   Net operating losses carryforward             $    --        $  313,000
   Inventory                                        742,081        646,000
   Property and equipment                           255,100         83,000
   Allowance for doubtful accounts and other         71,235        262,000
   Other                                            159,359         70,000
                                                 ----------     ----------
Total deferred tax assets                         1,227,775      1,374,000
                                                 ----------     ----------
Liabilities:

   Deferred expenses                               (354,303)      (120,000)
                                                 ----------     ----------
Total deferred tax liabilities                     (354,303)      (120,000)
                                                 ----------     ----------
Net deferred tax assets                          $  873,472     $1,254,000
                                                 ==========     ==========


     During fiscal 1993, the Company established a valuation allowance for deferred tax assets due to their uncertain realization. In fiscal 1994, the net change in the valuation allowance was a decrease of $784,000 due to the utilization of a portion of net operating loss carryforward in 1994, and to management's estimate that it was more likely than not that deferred tax assets of approximately $403,000 would be realized.

     In fiscal 1995, the reduction in the valuation allowance was $1,418,000 due to the realization of operating loss carryforward in 1995, and management's estimate that it was more likely than not that deferred tax assets will be realized and no valuation allowance was required.

NOTE 12 - STOCKHOLDERS' EQUITY:

DEBENTURES

     In March 1996, the Company issued $3,000,000 of 5% Convertible Debentures (the "Debentures") in a Regulation S offering to non-U.S. persons. The debentures were convertible into shares of common stock of the Company, at any time after May 21, 1996, at a conversion price for each share of common stock equal to eighty-five percent of the market price of the common stock on the date of conversion, not to exceed $8.50 per share of common stock. The debentures were converted into approximately 918,000 shares of common stock in the second quarter of 1996.

STOCK SUBSCRIPTION

     In March 1996, the Company sold 180,000 shares of common stock for approximately $956,000 in a private placement.

STOCK WARRANTS

     The Company had outstanding warrants to purchase 150,000 shares of common stock. The warrants were exercisable until December 19, 1996 at an exercise price equal to $12.75. The Company is now involved in litigation with the warrant holders who claim, among other things, that they are entitled to approximately 148,000 shares.

STOCK PURCHASE AGREEMENT

     In connection with its inventory purchase agreement with FoxMeyer in August 1994, the Company issued 1 million shares of its common stock (See Note
4).

PREFERRED STOCK

     The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without stockholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of February 1, 1997, no preferred stock had been issued.

STOCK OPTION PLANS

     Under the Company's Stock Option Plan (the "Stock Option Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively, the "Plans"), 1,900,000 shares of Common Stock and 60,000 shares of Common Stock, respectively, are reserved for issuance upon exercise of options. The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and non statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant. Only non employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 2,000 shares of Common Stock upon election as a director of the Company and an automatic grant of 4,000 shares of Common Stock upon such person's re-election as a director of the Company, in both instances at an exercise price equal to the fair value of the Common Stock on the date of grant.

     On February 4, 1996 the Company adopted Statement of Financial Accounting
Standards No. 123,   "Accounting for Stock-Based Compensation" (SFAS 123). SFAS
123 establishes a fair value based method of accounting for stock based compensation, the effect of which can either be recorded or disclosed. The Company will continue to use the measurement prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25") and accordingly, SFAS 123 will not affect the Company's financial position or results of operation in accounting for the plans. Had compensation costs for the Company's Plans been determined based on the fair market value at the grant dates of options granted consistent with the method of SFAS 123, the Company's net income and net income per share would have been reduced to the proforma amounts indicated below:


                                       1996            1995
                                     ----------      ---------
Net income            As reported    $2,604,353      $2,002,110
                      Proforma       $2,476,279      $1,507,134

Net income per share  As reported    $     0.34      $     0.28
                      Proforma       $     0.32      $     0.21


     In calculating the proforma net income and net income per share for 1996 and 1995, the fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1996 and 1995: volatility of 41%, risk-free interest rates of 6.39% and 6.11% in fiscal 1996 and 1995, respectively, zero dividend yield and expected lives ranging from 4 to 7 years.

     Options granted under the Stock Option Plan are exerciseable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exerciseable immediately. Options granted under the Plans are not exerciseable after the expiration of 10 years from the date of grant. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.

     A summary of the Company's option activity, and related information for each of the three fiscal years ended February 1, 1997, follows:

                                           1996                        1995                        1994
                                   ------------------------   -------------------------  ------------------------
                                               WEIGHTED-                   WEIGHTED-                WEIGHTED-
                                               AVERAGE                     AVERAGE                   AVERAGE
                                     SHARES  EXERCISE PRICE    SHARES    EXERCISE PRICE   SHARES   EXERCISE PRICE
                                   ------------------------   -------------------------  ------------------------
Outstanding at beginning of year    1,348,800    $     3.16    1,346,400    $     3.13      169,200   $     4.38

Granted                               149,000          3.50      561,750          3.30    1,300,400         3.06
Exercised                              (2,000)         4.13      (19,000)         3.27         --           --
Cancelled                              (1,200)        (2.96)    (540,350)         3.23     (123,200)        4.13
                                   ------------------------   ------------------------   -----------------------
Outstanding at end of year          1,494,600    $     3.19    1,348,800    $     3.16    1,346,400   $     3.13
                                   ------------------------   ------------------------   -----------------------
Options exercisable
 at end of year                     1,475,500    $     3.17    1,332,700    $     3.15    1,330,200   $     3.13

Weighted-average fair value of
 options granted during the year      149,000    $     1.49      561,750    $     1.48    1,300,400   $     1.55

     The following table summarizes information about stock options outstanding at February 1, 1997:


                             Options Outstanding                         Options Exercisable
-------------  ----------------------------------------------------  -----------------------------
  Range of                      Weighted-Average   Weighted-Average               Weighted-Average
  Exercise           Number         Exercise           Remaining        Number         Exercise
   Prices          Outstanding       Price         Contractual Life  Outstanding       Prices
-------------      -----------  ----------------   ----------------  -----------  ----------------
$2.75 - $4.00       $1,451,850       $3.11              8            1,441,700         $3.11
$4.13 - $5.88           29,000       $4.77              8               24,000          4.79
$6.00 - $8.50           13,750       $8.00              9               10,000          8.50
                    ----------       -----         -----------       ---------         -----
                     1,494,600       $3.19              8            1,475,700         $3.17
                    ----------       -----         -----------       ---------         -----

NOTE 13 - EMPLOYEE BENEFIT PLANS:

     The Company has a 401(k) Savings and Investment Plan ("the Plan").
Pursuant to such plan, participants may make contributions to the Plan up to a maximum of 15% of total compensation or $9,500 (or such higher amount as is prescribed by the Secretary of the Treasury for cost of living adjustments), whichever is less, and the Company, in its discretion, may match such contributions to the extent of 25% of the first 4% of a participant's contribution. The Company's matching contributions vest over a 5-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company's matching contributions during fiscal years 1996, 1995 and 1994 were not significant.

NOTE 14 - COMMITMENTS AND CONTINGENCIES:

     Effective February 1, 1995, the Company entered into three-year employment agreements with three of its executive officers. The agreements provide for aggregate annual salaries of $725,000 to these officers subject to the higher of the increase in adjustments for cost-of-living or 5%. The agreements also contain a performance bonus plan which provides for additional compensation and grant of stock options if the Company meets certain net income levels.

     The Company leases space for its office, warehouse and retail stores. The lease terms vary from one to ten years, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

     Rent expense for fiscal year 1996, 1995, and 1994 approximated $11,223,000, $10,131,000, and $8,379,000, respectively. Future minimum lease commitments under these operating leases at February 1, 1997 are as follows:


FISCAL YEAR
-----------
  1997                                $12,348,015
  1998                                 11,277,283
  1999                                 10,973,872
  2000                                  9,392,974
  2001                                  6,049,636
Thereafter                             15,541,644
                                      -----------
 Total future minimum lease payments  $65,583,424
                                      ===========


     The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at February 1, 1997:


FISCAL YEAR
-----------
  1997                                   $    1,124,662
  1998                                          976,327
  1999                                          249,334
  2000                                           22,608
                                         --------------
 Total future minimum lease payments          2,372,931
Less:  amount representing interest            (311,990)
                                         --------------
Present value of minimum lease payments  $    2,060,941
                                         ==============

     The depreciation expense relating to capital leases is included in depreciation and amortization expense.

     At February 1, 1997, the Company had entered into 8 additional store leases at locations under construction. Future minimum lease commitments under these leases aggregate $3,411,000 the terms of which average approximately 7 years.

     In December of 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against the Company in the Southern District of New York for infringing upon their exclusive right to sell the Boucheron bottle. The plaintiffs' theory is based on the fact that they have a valid patent for the bottles and that Perfumania's sales of such bottles infringes upon their patent rights. The Company believes that a patent holder cannot in any way control by resort to an infringement suit the resale of a patented article which he has sold. The Company filed a motion to dismiss during February 1994. On March 20, 1995 the Court denied the Company's motion to dismiss and on April 14, 1995, the Company filed its answer to the complaint. Discovery was completed on April 30, 1997.

     The Company is also involved in various other legal proceedings in the ordinary course of business.

     In the opinion of management and counsel, the ultimate outcome of the aforementioned litigation will not have a material effect on the accompanying financial statements.

NOTE 15 - SEGMENT INFORMATION:

     The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.



                                                     FISCAL YEAR ENDED
                                       ----------------------------------------------
                                         FEBRUARY 1,      FEBRUARY 3,     JANUARY 28,
                                           1997             1996             1995
                                       ------------     ------------     ------------
Net sales:
 Wholesale                             $ 30,316,598     $ 36,200,103     $ 38,483,483
 Retail                                 108,603,129       92,956,403       77,094,322
                                       ------------     ------------     ------------
  Total net sales                      $138,919,727     $129,156,506     $115,577,805
                                       ============     ============     ============
Cost of goods sold:
 Wholesale                             $ 22,702,968     $ 27,416,218     $ 30,910,792
 Retail                                  56,066,785       49,572,385       41,018,508
                                       ------------     ------------     ------------
  Total cost of goods sold             $ 78,769,753     $ 76,988,603     $ 71,929,300
                                       ============     ============     ============
Gross profit:
 Wholesale                             $  7,613,630     $  8,783,885     $  7,572,691
 Retail                                  52,536,344       43,384,018       36,075,814
                                       ------------     ------------     ------------
  Total gross profit                   $ 60,149,974     $ 52,167,903     $ 43,648,505
                                       ============     ============     ============
Inventories:
 Wholesale                             $ 32,051,346     $ 17,260,449     $ 13,061,119
 Retail                                  53,059,077       38,754,052       31,575,492
                                       ------------     ------------     ------------
  Total inventories                    $ 85,110,423     $ 56,014,501     $ 44,636,611
                                       ============     ============     ============
Identifiable other assets:
 Wholesale                             $ 12,567,630     $ 13,187,640     $  7,634,919
 Retail                                  17,243,510       12,251,874       12,556,241
 Corporate                               14,986,146       12,056,308       14,501,602
                                       ------------     ------------     ------------
   Total assets,
    other than inventories             $ 44,797,286     $ 37,495,822     $ 34,692,762
                                       ============     ============     ============
Depreciation and amortization:
 Wholesale                             $       --       $         --     $         --
 Retail                                   3,771,508        3,299,746        2,902,607
                                       ------------     ------------     ------------
                                       $  3,771,508     $  3,299,746     $  2,902,607
                                       ============     ============     ============
Capital expenditures:
 Wholesale                             $       --       $         --     $         --
 Retail                                   6,798,159        2,888,019        3,580,005
 Corporate                                  543,742          414,659        1,000,227
                                       ------------     ------------     ------------
                                       $  7,341,901     $  3,302,678     $  4,580,232
                                       ============     ============     ============

     An unaffiliated customer of the wholesale segment accounted for approximately 11%, 7% and 10% of the consolidated net sales in fiscal year 1996, 1995 and 1994, respectively, and 71 % and 59% of the consolidated net trade accounts receivable balance at February 1, 1997 and February 3, 1996, respectively.

     In fiscal year 1996, 1995 and 1994, the wholesale segment included foreign sales of approximately $3.8 million, $9.0 million and $6.1 million, respectively.

NOTE 16 - SUBSEQUENT EVENTS:

RETAIL STORE OPENINGS

     Subsequent to February 1, 1997 and through April 15, 1997, the Company has opened 7 stores.

                                PERFUMANIA, INC.

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES




                                         ADDITIONS
                                 ----------------------------
                                                CHARGED TO
                      BALANCE AT  CHARGES TO        OTHER                           BALANCE
                      BEGINNING   COSTS AND       ACCOUNTS-      DEDUCTIONS        AT END OF
DESCRIPTION           OF PERIOD   EXPENSE         DESCRIBE       DESCRIBE           PERIOD
-------------------  ----------  -----------   --------------  ------------      ------------
FOR THE YEAR ENDED
JANUARY 28, 1995

Accounts receivable   $285,333   $ 27,310             -          $(  3,470)(1)   $309,173

Inventory              750,000       --               -               --          750,000

FOR THE YEAR ENDED
FEBRUARY 3, 1996:

Accounts receivable    309,173    310,000             -           (146,369)(1)    472,804

Inventory              750,000       --               -               --          750,000

FOR THE YEAR ENDED
FEBRUARY 1, 1997:

Accounts receivable    472,804    500,000             -           (724,418)(1)    248,386

Inventory             $750,000   $190,000             -               --         $940,000



(1)  Represents amounts written off against accounts receivable.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of April 15, 1997 the Directors and Executive Officers of the Company were as follows:


NAME               AGE                          POSITION
----               ---                          --------
Simon Falic        36                Chairman of the Board and Chief Executive Officer

Ron A. Friedman    37                President, Chief Financial Officer, Chief Operating Officer,
                                     Treasurer, Secretary and Director

Jerome Falic       33                Vice President and Vice Chairman of the Board

Marc Finer         36                President of the Retail Division and Director

Jose Retelny       36                Chief Information Officer

Claire Fair        37                Vice President of Human Resources

Robert Pliskin     74                Director

Daniel J. Manella  71                Director

Carole Ann Taylor  52                Director


     SIMON FALIC is a co-founder of the Company and has been a Director and the President of the Company since its inception in February 1988. Mr. Falic became the Company's Chief Executive Officer and Chairman of the Board, effective May 2, 1994. Effective April 4, 1997, Mr. Falic relinquished his duties as President. His principal responsibilities include overseeing the operations of the Company's wholesale and retail divisions. Mr. Falic is a member of the Company's Stock Option Committee.

     RON A. FRIEDMAN has been Chief Financial Officer and Treasurer of the Company since June 1991, and the Secretary and a Director of the Company since October 1991. Mr. Friedman was appointed the Company's President and Chief Operating Officer, effective April 4, 1997 and September 1, 1994, respectively. From May 1981 through June 1991, Mr. Friedman was employed by KPMG Peat Marwick, and was a Senior Manager from July 1987 to June 1991.

     JEROME FALIC has been Vice President of the Company since the Company's inception in February 1988 and a Director of the Company since August 1994. Mr. Falic was appointed the Company's Vice Chairman of the Board, effective September 1, 1994. His principal responsibilities include purchases of all of the Company's inventory needs and sales for the Company's wholesale division. Mr. Falic is the brother of Simon Falic, the Company's Chairman of the Board, Chief Executive Officer and President.

     MARC FINER has been the President of the Company's Retail Division since March 29, 1994 and a Director of the Company since August 1994. Mr. Finer was the President of Parfums Expresso, Inc. and Parfums D'Arte, wholesale distributors of fragrances in Puerto Rico, from their inception in August 1986 until March 1994. (See Item 13 - "Certain Relationships and Related Transactions").

     JOSE RETELNY joined the Company in March 1991 as the Company's MIS Director and has been Chief Information Officer of the Company since February 1, 1995. Prior to joining Perfumania, Mr. Retelny was Senior Programmer at IBM's Austin Programming Center working in communications and database analysis for operating systems including DOS, OS/2, and AIX.

     CLAIRE FAIR was appointed Vice President of Human Resources in August 1996. From November 1993 to August 1996, she served as the Company's Director of Human Resources. Previously, Ms. Fair was the Director of Employee Relations with Sterling, Inc.

     ROBERT PLISKIN was appointed a Director of the Company in October 1991. Mr. Pliskin served as President of Longines Wittnauer Watch Company from 1971 to 1980 when he became President of the Seiko Time Corporation, a position he held until 1987. In 1987 Mr. Pliskin served as the President of Hattori Corporation of America, a distributor of watches and clocks, until his retirement in 1990. Mr. Pliskin is a member of the Company's Audit Committee.

     DANIEL J. MANELLA was appointed a Director of the Company in April 1992. From December 1990 to present, Mr. Manella has been engaged in personal investment activities. From August 1989 to December 1990, he served as the Chairman of the Board and Chief Executive Officer of McGregor Corporation, a manufacturer of men's and boy's apparel. From 1984 to August 1989, Mr. Manella served as the Chairman of the Board and Chief Executive Officer of Faberge Incorporated ("Faberge"), a manufacturer of toiletries and fragrances. In addition, from December 1987 to August 1989, he served as the Chairman of the Board and Chief Executive Officer of Elizabeth Arden, Inc., a manufacturer of cosmetics and fragrances and a wholly owned subsidiary of Faberge. Mr. Manella is a member of the Company's Audit Committee.

     CAROLE ANN TAYLOR was appointed a Director of the Company in June 1993. From 1987 to present, Ms. Taylor has been the owner and president of the Bayside Company Store, a retail souvenir and logo store at Bayside Marketplace in Miami, Florida. During this time she has also been a partner of the Jardin Bresilien Restaurant also located at the Bayside Marketplace. Currently, Ms. Taylor is also the president of C.A. Taylor Enterprises, a public affairs and marketing consulting firm in Miami, Florida. Ms. Taylor serves as president and a director of the Bayside Merchants Assn., and as a director of the Miami-Dade Chamber of Commerce, the Greater Miami Convention & Visitors Bureau and the Miami Film Festival. Ms. Taylor is a member of the Company's Audit Committee and Stock Option Committee.

     The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

     The other information called for by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 1997 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by this is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 1997 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 1997 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 1997 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

     (a) The following documents are filed as part of this report:

         (1) Financial Statements

     An index to financial statements for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 appears on page 18.

         (2) Financial Statement Schedules

     The following statement schedules for the fiscal years ended February 1, 1997, February 3, 1996 and January 28, 1995 are submitted herewith:


                                                                       ITEM FORM 10-K
                                                                        NUMBER PAGE
                                                                       --------------
    Schedule VIII - Valuation and Qualifying Accounts and Reserves          41

     All other financial schedules are omitted because they are not applicable or the required information is otherwise shown in the financial statements or notes thereto.

     (3) Exhibits

                                                                                      Page Number or
                                                                                      Incorporated by
Exhibit                       Description                                             Reference From
-------                       -----------                                             --------------
3.1      Amended and Restated Articles of Incorporation                                  (1)

3.2      Bylaws                                                                          (2)

4.1      Warrant Agreement between the Company and Josephthal, Lyon & Ross Incorporated  (3)

10.1     Executive Compensation Plans and Arrangements                                   (5)
  (a)       Employment Agreement, dated as of February 1, 1995, between the Company and Simon Falic

  (b)       Employment Agreement, dated as of February 1, 1995, between the Company and
            Jerome Falic

  (c)       Employment Agreement, dated as of February 1, 1995, between the Company and
            Ron Friedman

  (d)       Consulting Agreement, dated as of January 1, 1994, between the Company and
            Rachmil Lekach

  (e)       Consulting Agreement, dated as of May 2, 1995, between the Company and
            Ilia Lekach

10.3 Amendments to the Loan and Security Agreements between the Company and LaSalle National Bank dated July 29, 1994, and September 30, 1994 (5)

10.4     Amendments to the Loan and Security Agreements between the Company and LaSalle
         National Bank dated March 29, 1996                                              (6)

10.5     1991 Stock Option Plan, as amended                                              (6)

10.6     1992 Directors Stock Option Plan, as amended                                    (6)

10.7     Regulation S 5% Convertible Debentures Agreement                                (6)

10.8     Regulation S Stock Subscription Agreement                                       (6)

10.9     Amendments to the Loan and Security Agreements between the Company and LaSalle
         National Bank dated April 16, 1997                                              (7)

21.1     Subsidiaries of the Registrant                                                  (6)

23.1     Consent of Price Waterhouse LLP                                                 (7)

27.1     Financial Data Schedule (for SEC use only).                                     (7)

(1) Incorporated by reference to the exhibit of the same description filed with the Company's 1993 Form 10-K (filed April 28, 1994).

(2) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No. 33-46833).

(3) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No. 33-43556).

(4) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-8 (filed October 13,
     1994).

(5) Incorporated by reference to the exhibit of the same description filed with the Company's 1994 Form 10-K (filed April 20, 1995).

(6) Incorporated by reference to the exhibit of the same description filed with the Company's 1995 Form 10-K (filed April 26, 1996).

(7)  Filed herewith.

          (b)  Reports on Form 8-K
               None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April 25, 1997                PERFUMANIA, INC.


                              By:  /s/ Simon Falic
                                   ---------------------------------------
                                       Simon Falic, Chairman of the Board
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   SIGNATURE                     TITLE                            DATE
   ---------                     -----                            ----
   /s/Simon Falic         Chairman of the Board and            April 25, 1997
   ---------------------  Chief Executive Officer
   Simon Falic

   /s/Ron A. Friedman     President, Chief Financial Officer,  April 25, 1997
   ---------------------   Chief Operating Officer, Treasurer,
   Ron A Friedman          Secretary and Director (principal
                           financial and accounting officer)


   /s/Jerome Falic        Vice President and Vice Chairman     April 25, 1997
   ---------------------   of the Board
   Jerome Falic


   /s/Marc Finer          President of the Retail Division     April 25, 1997
   ---------------------   and Director
   Marc Finer


   /s/Robert Pliskin      Director                             April 25, 1997
   ---------------------
   Robert Pliskin


   /s/Carole Ann Taylor   Director                             April 25, 1997
   ---------------------
   Carole Ann Taylor


   /s/ Daniel J. Manella  Director                             April 25, 1997
   ---------------------
   Daniel J. Manella