Form 10-Q
period 1997-08-02
PERFUMANIA INC
filed 1997-09-16
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended August 2, 1997
                         Commission File Number 0-19714

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

                                  YES  X   NO
                                     ----     ----


                           Common Stock $.01 Par Value
                Outstanding Shares at August 2, 1997 - 7,807,791

                                TABLE OF CONTENTS

                                PERFUMANIA, INC.

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1   FINANCIAL STATEMENTS

           Consolidated Balance Sheets................................... 3

           Consolidated Statements of Operations......................... 4

           Consolidated Statements of Cash Flows......................... 5

           Notes to Condensed Consolidated Financial Statements.......... 6


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS........................................... 8

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS



                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   AUGUST 2, 1997            FEBRUARY 1, 1997
                                                                   --------------            ----------------
ASSETS

Current assets:

  Cash and cash equivalents                                            $   2,030,464       $   1,641,527
  Trade receivables, less allowance for doubtful accounts of
       $1,010,591 and $248,386:

    Customers                                                              9,211,601          12,275,159
    Affiliates                                                             1,444,725             653,657
  Advances to suppliers                                                    8,981,774           5,023,718
  Inventories, net of reserve of $940,000                                 82,273,949          85,110,423
  Prepaid expenses and other current assets                                1,401,723           1,899,320
  Net deferred tax asset                                                   2,564,557             873,472
  Due from related parties                                                    85,613              85,613
                                                                       -------------       -------------
     Total current assets                                                107,994,406         107,562,889
Property and equipment, net                                               17,902,402          17,709,758
Leased equipment under capital leases, net                                 1,779,844           2,013,857
Other assets                                                               2,337,615           2,203,442
Due from related parties                                                     457,243             417,763
                                                                       -------------       -------------
                                                                       $ 130,471,510       $ 129,907,709
                                                                       =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Bank line of credit and current portion of
     notes payable                                                     $  36,580,192       $  31,372,171
  Accounts payable                                                        35,013,656          36,128,515
  Accrued expenses and other liabilities                                   3,895,212           3,940,440
  Income taxes payable                                                       308,509           1,321,203
  Current portion of obligations under capital leases                        873,425             873,425
  Due to related parties                                                     754,483             770,000
                                                                       -------------       -------------
     Total current liabilities                                            77,425,477          74,405,754
Long term portion of loans payable                                         5,085,942           4,519,859
Long-term portion of obligations under capital leases                        746,208           1,187,516
                                                                       -------------       -------------
     Total liabilities                                                    83,257,627          80,113,129
                                                                       -------------       -------------
Excess of fair value of assets acquired over cost                            616,169             470,000
                                                                       -------------       -------------

Stockholders' equity:

  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                        --                  --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 7,807,791 shares issued
   and outstanding                                                            78,078              78,078
  Capital in excess of par                                                51,900,229          51,900,229
  Treasury stock                                                          (2,845,349)         (2,655,110)
  Retained earnings (accumulated deficit)                                 (2,535,244)              1,383
                                                                       -------------       -------------
Total stockholders' equity                                                46,597,714          49,324,580
                                                                       -------------       -------------

                                                                       $ 130,471,510       $ 129,907,709
                                                                       =============       =============



See accompanying notes to consolidated financial statements

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THIRTEEN          THIRTEEN          TWENTY-SIX          TWENTY-SIX
                                           WEEKS ENDED        WEEKS ENDED        WEEKS ENDED        WEEKS ENDED
                                          AUGUST 2, 1997     AUGUST 3, 1996     AUGUST 2, 1997     AUGUST 3, 1996
                                           ------------       ------------       ------------       ------------
Net sales:
     Unaffiliated customers                $ 36,095,848       $ 28,870,964       $ 65,042,533       $ 52,091,437
     Affiliates                               1,188,682                 --          2,230,721                 --
                                           ------------       ------------       ------------       ------------
                                             37,284,530         28,870,964         67,273,254         52,091,437
                                           ------------       ------------       ------------       ------------
Cost of goods sold:
     Unaffiliated customers                  20,648,699         16,045,773         36,689,383         29,358,299
     Affiliates                               1,007,553                 --          2,049,592                 --
                                           ------------       ------------       ------------       ------------
                                             21,656,252         16,045,773         38,738,975         29,358,299
                                           ------------       ------------       ------------       ------------

Gross profit                                 15,628,278         12,825,191         28,534,279         22,733,138
                                           ------------       ------------       ------------       ------------
Operating Expenses:
  Selling, general and administrative        14,136,500         10,919,296         28,248,397         21,189,279
  Depreciation and amortization               1,366,001            856,237          2,660,005          1,710,427
                                           ------------       ------------       ------------       ------------
      Total operating expenses               15,502,501         11,775,533         30,908,402         22,899,706
                                           ------------       ------------       ------------       ------------
      Income (loss) from operations
       before other expense                     125,777          1,049,658         (2,374,123)          (166,568)
Other expense                                  (955,601)          (720,085)        (1,853,589)        (1,454,010)
                                           ------------       ------------       ------------       ------------
Income (loss) before income taxes              (829,824)           329,573         (4,227,712)        (1,620,578)
Provision (benefit) for income taxes           (331,930)           129,636         (1,691,085)          (630,923)
                                           ------------       ------------       ------------       ------------
Net income (loss)                          $   (497,894)      $    199,937       $ (2,536,627)      $   (989,655)
                                           ============       ============       ============       ============


Earnings (loss) per common share           $      (0.07)      $       0.03       $      (0.35)      $      (0.13)
                                           ============       ============       ============       ============




See accompanying notes to consolidated financial statements.

                                 PERFUMANIA, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      TWENTY-SIX        TWENTY-SIX
                                                                      WEEKS ENDED       WEEKS ENDED
                                                                     AUGUST 2, 1997   AUGUST 3, 1996
                                                                     --------------   --------------
Cash flows from operating activities:
  Net loss                                                            $(2,536,627)      $  (989,655)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Benefit for deferred taxes                                         (1,691,085)         (630,923)
    Capitalized preopening costs                                         (237,910)         (354,522)
    Provision for doubtful accounts                                       510,000           150,000
    Depreciation and amortization                                       2,660,005         1,710,427
    Loss on disposition                                                   138,350            26,070
    Change in assets and liabilities,
    (Increase) decrease in:
        Trade receivables                                               1,762,490         1,801,926
        Advances to suppliers                                          (3,958,056)       (3,767,207)
        Inventories                                                     2,836,474        (8,858,754)
        Other current assets                                              497,597          (331,784)
        Other assets                                                     (310,282)         (189,924)
    Increase (decrease)in:
         Accounts payable                                              (1,114,859)        5,990,409
         Other current liabilities                                        (14,059)          937,935
         Income taxes payable                                          (1,012,694)          (25,000)
                                                                      -----------       -----------
    Total adjustments                                                      65,971        (3,541,347)
                                                                      -----------       -----------
      Net cash used in operating activities                            (2,470,656)       (4,531,002)
                                                                      -----------       -----------
Cash flows from investing activities:
    Additions to property and equipment                                (2,231,648)       (2,040,882)
                                                                      -----------       -----------
      Net cash used in investing activities                            (2,231,648)       (2,040,882)
                                                                      -----------       -----------
Cash flows from financing activities:
   Borrowings and repayments under loan payable                         5,774,104         6,832,786
   Borrowings and repayments from related parties                              --            60,000
   Repayments and loans to related parties                                (15,517)           (2,236)
   Principal payments under capital lease obligations                    (477,107)         (217,414)
   Purchases of treasury stock                                           (190,239)         (241,875)
   Proceeds from issuance of common stock                                      --           964,500
                                                                      -----------       -----------
        Net cash provided by financing activities                       5,091,241         7,395,761
                                                                      -----------       -----------
Increase in cash and cash equivalents                                     388,937           823,877
Cash and cash equivalents at beginning of period                        1,641,527           331,028
                                                                      -----------       -----------
Cash and cash equivalents at end of period                            $ 2,030,464       $ 1,154,905
                                                                      ===========       ===========

Supplemental disclosure of cash flow information:
  Cash paid for:
        Interest                                                      $ 2,323,228       $ 1,770,109
        Income Taxes                                                    1,012,694            25,000



See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



(1). SIGNIFICANT ACCOUNTING POLICIES
-----------------------------------

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

(2). STOCKHOLDERS' EQUITY
-------------------------

                           COMMON STOCK              CAPITAL IN            TREASURY  STOCK
                   ----------------------------       EXCESS       ----------------------------       RETAINED
                      SHARES          AMOUNT          OF PAR           SHARES          AMOUNT         EARNINGS          TOTAL
                   ------------    ------------    ------------    ------------    ------------     ------------     ------------
Balance at
February 1, 1997      7,807,791    $     78,078    $ 51,900,229         667,000    ($ 2,655,110)    $      1,383     $ 49,324,580

Purchases of
treasury stock               --              --              --          56,400        (190,239)              --         (190,239)

Net loss for the
twenty-six weeks
ended
August 2, 1997               --              --              --              --              --       (2,536,627)    $  2,536,627
                   ------------    ------------    ------------    ------------    ------------     ------------     ------------
Balance at
August 2, 1997        7,807,791    $     78,078    $ 51,900,229         723,400    ($ 2,845,349)    ($ 2,535,244)    $ 46,597,714
                   ------------    ------------    ------------    ------------    ------------     ------------     ------------


(3). EARNINGS (LOSS) PER COMMON SHARE
-------------------------------------

Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.

If the Company were required to calculate earnings per share under Statement of Financial Accounting Standards No. 128, which is effective for periods after December 15, 1997, basic and diluted earnings per share for the first two quarters of 1997 and 1996, respectively, would not have been materially different than the earnings per share reported in the accompanying consolidated statements of income.

The weighted average number of common shares for the thirteen and twenty-six weeks ended August 2, 1997 were 7,164,348 and 7,178,261, respectively. The weighted average number of common shares for the thirteen and twenty-six weeks ended August 3,1996 was 7,800,589 and 7,567,541, respectively.

(4). SEGMENT INFORMATION
------------------------

The Company operates in two industry segments, specialty retail and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                       THIRTEEN WEEKS    THIRTEEN WEEKS    TWENTY-SIX      TWENTY-SIX
                                           ENDED             ENDED        WEEKS ENDED      WEEKS ENDED
                                      AUGUST 2, 1997    AUGUST 3, 1996   AUGUST 2, 1997   AUGUST 3,1996
                                      --------------    --------------   --------------   -------------
Sales
     Wholesale                          $ 8,332,664      $ 6,116,339      $14,873,987      $11,144,596
     Retail                              28,951,866       22,754,625       52,399,267       40,946,841
                                        -----------      -----------      -----------      -----------
          Total net sales               $37,284,530      $28,870,964      $67,273,254      $52,091,437
                                        -----------      -----------      -----------      -----------

Cost of goods sold
     Wholesale                          $ 6,168,258      $ 4,399,570      $11,253,231      $ 8,238,967
     Retail                              15,487,994       11,646,203       27,485,744       21,119,332
                                        -----------      -----------      -----------      -----------
          Total cost of goods sold      $21,656,252      $16,045,773      $38,738,975      $29,358,299
                                        -----------      -----------      -----------      -----------

Gross profit
     Wholesale                          $ 2,164,406      $ 1,716,769      $ 3,620,756      $ 2,905,629
     Retail                              13,463,872       11,108,422       24,913,523       19,827,509
                                        -----------      -----------      -----------      -----------
          Total gross profit            $15,628,278      $12,825,191      $28,534,279      $22,733,138
                                        -----------      -----------      -----------      -----------


Number of stores                                271              195



                                         August 2,       February 1,
                                           1997             1997
                                        -----------      -----------
INVENTORY
---------
  Wholesale                             $28,677,740      $32,051,346
  Retail                                 53,596,209       53,059,077
                                        -----------      -----------
                                        $82,273,949      $85,110,423
                                        -----------      -----------

An unaffiliated customer of the wholesale segment accounted for approximately 7% and 5% of the consolidated net sales for the twenty-six weeks ended August 2, 1997 and August 3, 1996, respectively, and 53% and 70% of the consolidated net trade accounts receivable balance at August 2, 1997 and August 3, 1996, respectively.

(5). SUBSEQUENT EVENT
--------------------

In August 1997, one of the Company's wholesale customers who is affiliated via common ownership filed for relief under Chapter 11 of the United States Bankruptcy Code. The Company is an unsecured creditor of the customer and as of August 2, 1997, had outstanding receivables net of accounts payable from the customer of approximately $1.4 million. Depending on the resolution of the customer's bankruptcy case, the Company may not be paid the full amount due from the customer. Due to the above, the Company recorded a bad debt reserve of $500,000 during the second quarter of 1997, increasing the allowance for doubtful accounts to $1.0 million as of August 2, 1997.

PART I.   FINANCIAL INFORMATION
ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF
          OPERATIONS


SEASONALITY
-----------

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At August 2, 1997 working capital was $30.6 million compared to $33.2 million at February 1, 1997. The decrease was primarily due to the loss for the twenty-six weeks ended August 2, 1997.

Net cash used in operating activities during the twenty-six weeks ended August 2, 1997 was approximately $2.5 million, principally as a result of the net change in the Company's inventory, trade receivables, and accounts payable, as well as the net loss for the twenty-six week period. At August 2, 1997, approximately $1.9 million of the Company's trade receivables were considered past due compared to $0.2 million at February 1, 1997. Of the $9.2 million in trade receivables due from unaffiliated customers, $5.6 million was due from one customer which also accounted for 34% of the Company's wholesale sales during the thirteen weeks ended August 2, 1997. The Company's sales to this customer are made on an open account terms and since late 1991 the Company has extended credit terms to this customer of up to one year. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

Net cash used in investing activities during the current period was $2.2 million. This represents purchases of furniture, fixtures and equipment for new store openings and the renovation of existing stores during the first three quarters.

Net cash provided by financing activities during the current period was approximately $5.1 million, which was primarily the result of an increase in the Company's use of its line of credit. The Company's $35 million line of credit expires on April 30, 1999.

During the thirteen weeks ended August 2, 1997, the Company opened 5 stores and closed 4 stores. At August 2, 1997, the Company operated 271 stores. The Company plans to open approximately 30 stores during the remainder of fiscal 1997.

RESULTS OF OPERATIONS
---------------------

COMPARISON OF THE THIRTEEN WEEKS ENDED AUGUST 2, 1997 WITH THE THIRTEEN WEEKS ENDED AUGUST 3, 1996.

Net sales increased from $28.9 million in the thirteen weeks ended August 3,1996, to $37.3 million in the thirteen weeks ended August 2, 1997. Wholesale sales increased by 36.2% (from $6.2 million to $8.3 million) and retail sales increased by 27.2% (from $22.8 million to $29.0 million). The increase in retail sales was principally due to the increase in the number of stores operated during the thirteen weeks ended August 2, 1997 compared to the thirteen weeks ended August 3, 1996. Comparable store sales during the current period increased 1.9% when compared to last year.

Gross profit increased 21.9% from $12.8 million in the thirteen weeks ended August 3, 1996 (44.4% of net sales) to $15.6 million in the thirteen weeks ended August 2, 1997 (41.9% of net sales) due to an increase in gross profit for both the retail and wholesale divisions.

Gross profit for the wholesale division increased from $1.7 million in the thirteen weeks ended August 3, 1996 to $2.2 million in the thirteen weeks ended August 2, 1997. As a percentage of net sales, gross profit for the wholesale division decreased from 28.1% in the thirteen weeks ended August 3, 1996 to 26.0% in the thirteen weeks ended August 2, 1997, primarily as a result of lower margin sales.

Gross profit for the retail division increased to $13.5 million in the thirteen weeks ended August 2, 1997 from $11.1 million in the thirteen weeks ended August 3, 1996 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division decreased from 48.8% in the thirteen weeks ended August 3, 1996 to 46.5% in the thirteen weeks ended August 2, 1997 primarily as a result of increased promotional sales of merchandise at lower margins.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 31.7% from $11.8 million in the thirteen weeks ended August 3, 1996 to $15.5 million in the thirteen weeks ended August 2, 1997. The increase was primarily due to costs associated with the operation of 75 additional stores during the current period.

The Company had a net loss of $497,894, or ($0.07) per share, in the thirteen weeks ended August 2, 1997 compared to a net income of $199,937, or $0.03 per share, in the thirteen weeks ended August 3, 1996. The weighted average number of common shares outstanding were 7,164,348 for the thirteen weeks ended August 2, 1997 and 7,800,589 for the thirteen weeks ended August 3, 1996.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED AUGUST 2, 1997 WITH THE TWENTY-SIX WEEKS ENDED AUGUST 3, 1996

Net sales increased 29.1% from $52.1 million in the twenty-six weeks ended August 3, 1996 to $67.3 million in the twenty-six weeks ended August 2, 1997. The increase in net sales was due to a 28.0% increase in retail sales (from $40.9 million to $52.4 million), and a 33.5% increase in wholesale sales (from $11.1 million to $14.9 million).

The increase in wholesale sales was primarily attributable to a difficult wholesale market last year. The increase in retail sales was principally due to the increase in the number of stores operated during the twenty-six weeks ended August 2, 1997 compared to the twenty-six weeks ended August 3, 1996. Comparable store sales during the twenty-six weeks ended August 2, 1997 increased 3.0% when compared to last year.

Gross profit increased 25.5% from $22.7 million in the twenty-six weeks ended August 3, 1996 (40.5% of net sales) to $28.5 million in the twenty-six weeks ended August 2, 1997 (43.6% of net sales) as a result of increases in both retail and wholesale sales.

Gross profit for the wholesale division increased 24.6% from $2.9 million in the twenty-six weeks ended August 3, 1996 to $3.6 million in the twenty-six weeks ended August 2, 1997, primarily as a result of higher wholesale sales. As a percentage of net sales, gross profit for the wholesale division decreased from 26.1% in the twenty-six weeks ended August 3, 1996 to 24.3% in the twenty-six weeks ended August 2, 1997.

Gross profit for the retail division increased 25.7% from $19.8 million in the twenty-six weeks ended August 3, 1996 to $24.9 million in the twenty-six weeks ended August 2, 1997. The retail division's gross margin decreased from 48.4% in the twenty-six weeks ended August 3, 1996 to 47.5% in the twenty-six weeks ended August 2, 1997 as a result of increased promotional sales of merchandise at lower margins.

Operating expenses increased $8.0 million in the twenty-six weeks ended August 2, 1997 compared to the twenty-six weeks ended August 3, 1996. The increase was primarily due to costs associated with the operation of 74 additional stores.

During the twenty-six weeks ended August 2, 1997 the Company had a net loss of $2,536,627 or ($0.35) per share (based on 7,178,261 average common shares outstanding), compared to a net loss of $989,655 or ($0.13) per share (based on 7,567,541 average common shares outstanding) during the twenty-six weeks ended August 3, 1996.

                                PERFUMANIA, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     PERFUMANIA, INC.
                                     (Registrant)


Date:  September 10, 1997            By: /s/ Simon Falic
                                         -------------------------------------
                                         Simon Falic
                                         Chairman of the Board and
                                         Chief Executive Officer
                                         (Principal Executive Officer)

                                     By: /s/ Ron A. Friedman
                                         -------------------------------------
                                         Ron A. Friedman
                                         President, Chief Financial Officer,
                                         Treasurer, and Secretary
                                         (Principal Financial and
                                         Accounting Officer)