Form 10-Q
period 1997-11-01
PERFUMANIA INC
filed 1997-12-16
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 1997
                         COMMISSION FILE NUMBER 0-19714


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


                           COMMON STOCK $.01 PAR VALUE
               OUTSTANDING SHARES AT NOVEMBER 1, 1997 - 7,807,791

                                TABLE OF CONTENTS

                                PERFUMANIA, INC.


                                     PART I
                              FINANCIAL INFORMATION


         ITEM 1   FINANCIAL STATEMENTS

                  Consolidated Balance Sheets.............................................  2

                  Consolidated Statements of Operations...................................  3

                  Consolidated Statements of Cash Flows...................................  4

                  Notes to Condensed Consolidated Financial Statements....................  5


         ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   CONSOLIDATED FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS..................................................  8

                                     PART II
                                OTHER INFORMATION

         ITEM 4  SUBMISSION OF MATTERS TO A VOTE
                   OF SECURITY HOLDERS.................................................... 11



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 NOVEMBER 1, 1997          FEBRUARY 1, 1997
                                                                 ----------------          ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                       $   1,612,171             $   1,641,527
  Trade receivables, less
     allowance for doubtful accounts
     of $818,386 and $248,386                                        11,247,210                12,928,816
  Advances to suppliers                                               7,536,075                 5,023,718
  Inventories, net of reserve of $940,000                            87,545,147                85,110,423
  Prepaid expenses and other current assets                           2,258,931                 1,899,320
  Net deferred tax asset                                              3,176,133                   873,472
  Due from related parties                                               85,613                    85,613
                                                                  -------------             -------------
     Total current assets                                           113,461,280               107,562,889
Property and equipment, net                                          19,360,159                17,709,758
Leased equipment under capital leases, net                            1,806,199                 2,013,857
Other assets                                                          2,427,636                 2,203,442
Due from related parties                                                457,243                   417,763
                                                                  -------------             -------------
                                                                  $ 137,512,517             $ 129,907,709
                                                                  =============             =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                $  36,284,039             $  31,372,171
  Accounts payable                                                   43,023,456                36,128,515
  Accrued expenses and other liabilities                              4,107,346                 3,940,440
  Income taxes payable                                                  308,509                 1,321,203
  Current portion of obligations under capital leases                   873,425                   873,425
  Due to related parties                                                786,483                   770,000
                                                                  -------------             -------------
     Total current liabilities                                       85,383,258                74,405,754
Long term portion of loans payable                                    5,480,755                 4,519,859
Long-term portion of obligations under capital leases                   701,157                 1,187,516
                                                                  -------------             -------------
     Total liabilities                                               91,565,170                80,113,129
                                                                  -------------             -------------
Excess of fair value of assets acquired over cost                       616,169                   470,000
                                                                  -------------             -------------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                   --                        --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 7,807,791 shares issued
   and outstanding                                                       78,078                    78,078
  Capital in excess of par                                           51,900,229                51,900,229
  Treasury stock                                                     (3,233,766)               (2,655,110)
  Retained earnings (accumulated deficit)                            (3,413,363)                    1,383
                                                                  -------------             -------------
Total stockholders' equity                                           45,331,178                49,324,580
                                                                  -------------             -------------
                                                                  $ 137,512,517             $ 129,907,709
                                                                  =============             =============


See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                             THIRTEEN               THIRTEEN              THIRTY-NINE           THIRTY-NINE
                                            WEEKS ENDED           WEEKS ENDED             WEEKS ENDED           WEEKS ENDED
                                          NOVEMBER 1, 1997      NOVEMBER 2, 1996        NOVEMBER 1, 1997      NOVEMBER 2, 1996
                                          ----------------      ----------------        ----------------      ---------------
Net sales:
  Unaffiliated customers                   $  38,753,773         $  34,576,849          $ 103,796,306          $  86,668,286
  Affiliates                                      21,257                    --              2,251,978                     --
                                           -------------         -------------          -------------          -------------
                                              38,775,030            34,576,849            106,048,284             86,668,286
                                           -------------         -------------          -------------          -------------
Cost of goods sold:
  Unaffiliated customers                      22,846,084            19,536,336             59,782,336             48,894,635
  Affiliates                                      15,921                    --              1,818,644                     --
                                           -------------         -------------          -------------          -------------
                                              22,862,005            19,536,336             61,600,980             48,894,635
                                           -------------         -------------          -------------          -------------

      Gross profit                            15,913,025            15,040,513             44,447,304             37,773,651
                                           -------------         -------------          -------------          -------------
Operating Expenses:
  Selling, general and
   administrative                             15,217,720            11,899,577             43,466,117             33,088,856
  Depreciation and amortization                1,418,770               917,141              4,078,775              2,627,568
                                           -------------         -------------          -------------          -------------
      Total operating expenses                16,636,490            12,816,718             47,544,892             35,716,424
                                           -------------         -------------          -------------          -------------
      Income (loss) from operations
       before other expense                     (723,465)            2,223,795             (3,097,588)             2,057,227
Other expense                                   (740,067)             (774,772)            (2,593,656)            (2,228,782)
                                           -------------         -------------          -------------          -------------

Income (loss) before income taxes             (1,463,532)            1,449,023             (5,691,244)              (171,555)
(Provision) benefit for income taxes             585,413              (564,017)             2,276,498                 66,906
                                           -------------         -------------          -------------          -------------

Net income (loss)                          $    (878,119)        $     885,006          $  (3,414,746)         $    (104,649)
                                           =============         =============          =============          =============

Earnings (loss) per common share           $       (0.12)        $        0.10          $       (0.48)         $       (0.01)
                                           =============         =============          =============          =============


See accompanying notes to consolidated financial statements.

                                 PERFUMANIA, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         THIRTY-NINE               THIRTY-NINE
                                                                         WEEKS ENDED                WEEKS ENDED
                                                                       NOVEMBER 1, 1997          NOVEMBER 2, 1996
                                                                       ----------------          ----------------
Cash flows from operating activities:
  Net loss                                                               $ (3,414,746)            $   (104,649)
  Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Capitalized preopening costs                                             (329,339)                (623,346)
    Provision for doubtful accounts                                           570,000                  340,000
    Benefit for income taxes                                               (2,276,498)                 (66,906)
    Depreciation and amortization                                           4,078,775                2,627,568
    Loss on disposition                                                       239,970                   39,179
   Change in assets and liabilities,
   (Increase) decrease in:
        Trade receivables                                                   1,111,606                  247,342
        Advances to suppliers                                              (2,512,357)              (3,159,450)
        Inventories                                                        (2,434,724)             (17,736,444)
        Other current assets                                                 (399,091)                (443,370)
        Other assets                                                         (481,069)                (164,492)
    Increase (decrease) in:
         Accounts payable                                                   6,894,941               14,469,588
         Other current liabilities                                            171,912                  861,857
         Income taxes payable                                              (1,012,694)                      --
                                                                         ------------             ------------
    Total adjustments                                                       3,621,432               (3,608,474)
                                                                         ------------             ------------
      Net cash provided by (used in) operating activities                     206,686               (3,713,123)
                                                                         ------------             ------------
Cash flows from investing activities:
    Additions to property and equipment                                    (4,701,006)              (4,722,114)
                                                                         ------------             ------------
    Net cash used in investing activities                                  (4,701,006)              (4,722,114)
                                                                         ------------             ------------
Cash flows from financing activities:
   Borrowings & repayments under loan payable                               5,872,764                9,159,786
   Borrowings & repayments from related parties                                16,483                  107,764
   Principal payments under capital lease obligations                        (845,627)                (308,235)
   Proceeds from issuance of common stock                                          --                  964,500
   Purchases of treasury stock                                               (578,656)                (933,824)
                                                                         ------------             ------------
        Net cash provided by financing activities                           4,464,964                8,989,991
                                                                         ------------             ------------
Increase (decrease) in cash and cash equivalents                              (29,356)                 554,754
Cash and cash equivalents at beginning of period                            1,641,527                  331,028
                                                                         ------------             ------------
Cash and cash equivalents at end of period                               $  1,612,171             $    885,782
                                                                         ============             ============

Supplemental disclosure of cash flow information:

     Cash paid for:
        Interest                                                         $  3,421,770             $  2,458,821
        Income taxes                                                     $  1,012,694             $    106,138




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

(2).  STOCKHOLDERS' EQUITY

                                                                                                       RETAINED
                                 COMMON STOCK            CAPITAL IN          TREASURY STOCK            EARNINGS
                        ----------------------------       EXCESS      ----------------------------  (ACCUMULATED
                            SHARES         AMOUNT          OF PAR          SHARES        AMOUNT         DEFICIT)        TOTAL
                        ------------    ------------    ------------   ------------   -------------  ------------   ------------
Balance at
February 1, 1997           7,807,791    $     78,078    $ 51,900,229        667,000   $ (2,655,110)  $      1,383   $ 49,324,580

Purchases of
treasury stock                    --              --              --        187,600       (578,656)            --       (578,656)

Net loss for the
thirty-nine weeks
ended Nov. 1, 1997                --              --              --             --             --     (3,414,746)    (3,414,746)
                        ------------    ------------    ------------   ------------   ------------   ------------   ------------

Balance at
November 1, 1997           7,807,791    $     78,078    $ 51,900,229        854,600   $ (3,233,766)  $ (3,413,363)  $ 45,331,178
                        ------------    ------------    ------------   ------------   ------------   ------------   ------------



(3).  EARNINGS (LOSS) PER COMMON SHARE

Earnings (loss) per common share are computed by dividing net income (loss) by the weighted average number of common shares outstanding.

If the Company were required to calculate earnings per share under Statement of Financial Accounting Standards No. 128, which is effective for periods after December 15, 1997, basic and diluted earnings per share for the first three quarters of 1997 and 1996, respectively, would not have been materially different than the earnings per share reported in the accompanying consolidated statements of income.

The weighted average numbers of common shares for the thirteen and thirty-nine weeks ended November 1, 1997 was 7,121,259 and 7,159,261, respectively. The weighted average number of common shares for the thirteen and thirty-nine weeks ended November 2, 1996 was 8,447,436 and 7,858,334, respectively.

(4).  SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                            THIRTEEN            THIRTEEN          THIRTY-NINE         THIRTY-NINE
                                           WEEKS ENDED        WEEKS ENDED         WEEKS ENDED         WEEKS ENDED
                                          NOV. 1, 1997        NOV. 2, 1996        NOV. 1, 1997        NOV. 2, 1996
                                          ------------        ------------        ------------        ------------
Sales
     Wholesale                            $  8,590,382        $  8,565,178        $ 23,464,369        $ 19,709,774
     Retail                                 30,184,648          26,011,671          82,583,915          66,958,512
                                          ------------        ------------        ------------        ------------
          Total net sales                 $ 38,775,030        $ 34,576,849        $106,048,284        $ 86,668,286
                                          ------------        ------------        ------------        ------------

Cost of goods sold
     Wholesale                            $  6,519,325        $  5,983,724        $ 17,772,556        $ 14,222,691
     Retail                                 16,342,680          13,552,612          43,828,424          34,671,944
                                          ------------        ------------        ------------        ------------
          Total cost of goods sold        $ 22,862,005        $ 19,536,336        $ 61,600,980        $ 48,894,635
                                          ------------        ------------        ------------        ------------

Gross profit
     Wholesale                            $  2,071,057        $  2,581,454        $  5,691,813        $  5,487,083
     Retail                                 13,841,968          12,459,059          38,755,491          32,286,568
                                          ------------        ------------        ------------        ------------
          Total gross profit              $ 15,913,025        $ 15,040,513        $ 44,447,304        $ 37,773,651
                                          ------------        ------------        ------------        ------------



Number of stores                                   283                 207



                                           November 1,        February 1,
                                             1997                1997
                                          -----------        -----------
INVENTORY
     Wholesale                            $28,713,893        $32,051,346
     Retail                                58,831,254         53,059,077
                                          -----------        -----------
                                          $87,545,147        $85,110,423
                                          -----------        -----------

An unaffiliated customer of the wholesale segment accounted for approximately 7% and 10% of the consolidated net sales for the thirty-nine weeks ended November 1, 1997 and November 2, 1996, respectively, and 47% and 57% of the consolidated net trade accounts receivable balance at November 1, 1997 and November 2, 1996, respectively.

(5).  OTHER

In August 1997, one of the Company's wholesale customers who is affiliated by common ownership filed for relief under Chapter 11 of the United States Bankruptcy Code. The Company is an unsecured creditor of the customer and as of November 1, 1997, had outstanding receivables net of accounts payable from the customer of approximately $1.4 million. Depending on the resolution of the customer's bankruptcy case, the Company may not be paid the full amount due from the customer. Due to the above, the Company recorded a bad debt reserve of $500,000 during the second quarter of 1997, increasing the allowance for doubtful accounts to approximately $0.8 million as of November 1, 1997.

(6).  SUBSEQUENT EVENT

Subsequent to November 1, 1997, the Company repurchased an additional
191,000 shares of its common stock for approximately $690,000. This repurchase was previously authorized by the Company's Board of Directors.

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

LIQUIDITY AND CAPITAL RESOURCES

At November 1, 1997 working capital was $28.1 million compared to $33.2 million at February 1, 1997.

Net cash provided by operating activities during the thirty-nine weeks ended November 1, 1997 was approximately $0.2 million, principally as a result of the net change in the Company's trade receivables, advances to suppliers, inventory, and accounts payable. At November 1, 1997, approximately $2.8 million of the Company's trade receivables were considered past due compared to $0.2 million at February 1, 1997. Of the $9.8 million in trade receivables due from unaffiliated customers at November 1, 1997, $5.3 million was due from one customer which also accounted for 35.1% of the Company's wholesale sales during the thirteen weeks ended November 1, 1997. The Company's sales to this customer are made on an open account terms and since late 1991 the Company has extended credit terms to this customer of up to one year. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility. Subsequent to November 1, 1997, the Company has collected $4.9 million of the $5.3 million due from the customer.

Net cash used in investing activities during the current period was $4.7 million. This represents purchases of furniture, fixtures and equipment for new store openings and the renovation of existing stores during fiscal 1997.

Net cash provided by financing activities during the thirty-nine weeks ended November 1, 1997 was approximately $4.5 million, which was primarily the result of an increase in the Company's use of its line of credit. The $35.0 million line of credit is used primarily for working capital to support seasonal inventory requirements and new store additions. The line of credit expires on April 30, 1999.

During the thirty-nine weeks ended November 1, 1997, the Company closed nine stores and opened thirty stores. At November 1, 1997, the Company operated 283 stores.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED NOVEMBER 1, 1997 WITH THE THIRTEEN WEEKS ENDED NOVEMBER 2, 1996.

Net sales increased $4.2 million from $34.6 million in the thirteen weeks ended November 2, 1996 to $38.8 million in the thirteen weeks ended November 1, 1997. The increase in net sales was the result of a $4.2 million increase in retail sales (from $26.0 million to $30.2 million); wholesale sales were $8.6 million, unchanged from the prior year. The increase in retail sales was principally due to the increase in the number of stores operated during the thirteen weeks ended November 1, 1997. Comparable store sales during the current period decreased 4.3% when compared to last year.

Gross profit increased 5.8% from $15.0 million in the thirteen weeks ended November 2, 1996 (41.0% of net sales) to $15.9 million in the thirteen weeks ended November 1, 1997 (43.5% of total net sales) due primarily to the increase in retail sales.

Gross profit for the wholesale division decreased from $2.6 million in the thirteen weeks ended November 2, 1996 to $2.1 million in the thirteen weeks ended November 1, 1997 as a result of lower margin wholesale sales. As a percentage of net sales, gross profit for the wholesale division decreased from 30.1% in the thirteen weeks ended November 2, 1996 to 24.1% in the thirteen weeks ended November 1, 1997, as a result of lower margin sales.

Gross profit for the retail division increased 11.1% from $12.5 million in the thirteen weeks ended November 2, 1996 to $13.8 million in the thirteen weeks ended November 1, 1997 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division decreased from 47.9% in the thirteen weeks ended November 2, 1996 to 45.9% in the thirteen weeks ended November 1, 1997 due primarily to increased promotional sales of merchandise at lower margins.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 29.8% from $12.8 million in the thirteen weeks ended November 2, 1996 to $16.6 million in the thirteen weeks ended November 1, 1997. The increase was primarily due to costs associated with the operation of 76 additional stores.

The Company had a pre-tax net loss of $1,463,532, or ($0.21) per share, in the thirteen weeks ended November 1, 1997 compared to a pre-tax net income of $1,449,023, or $0.17 per share, in the thirteen weeks ended November 2, 1996. On an after-tax basis, net loss was $878,119, or ($0.12) per share, in the thirteen weeks ended November 1, 1997 compared to net income of $885,006, or $0.10 per share in the thirteen weeks ended November 2, 1996. The weighted average common shares outstanding was 7,121,259 for the thirteen weeks ended November 1, 1997 and 8,447,436 for the thirteen weeks ended November 2, 1996.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997 WITH THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1996.

Net sales increased 22.4% from $86.7 million in the thirty-nine weeks ended November 2, 1996 to $106.0 million in the thirty-nine weeks ended November 1, 1997. The increase in net sales was due to a 23.3% increase in retail sales (from $67.0 million to $82.6 million), and a 19.0% increase in wholesale sales (from $19.7 million to $23.5 million).

The increase in retail sales was principally due to the increase in the number of stores operated during the thirty-nine weeks ended November 1, 1997 compared to the thirty-nine weeks ended November 2, 1996. Comparable store sales during the thirty-nine weeks ended November 1, 1997 increased 0.2% when compared to last year.

Gross profit increased 17.7% from $37.8 million in the thirty-nine weeks ended November 2, 1996 (43.6% of net sales) to $44.5 million in the thirty-nine weeks ended November 1, 1997 (41.9% of net sales) primarily as a result of the increase in net sales.

Gross profit for the wholesale division increased 3.7% from $5.5 million in the thirty-nine weeks ended November 2, 1996 to $5.7 million in the thirty-nine weeks ended November 1, 1997. As a percentage of net sales, gross profit for the wholesale division decreased from 27.8% in the thirty-nine weeks ended November 2, 1996 to 24.3% in the thirty-nine weeks ended November 1, 1997, primarily due to lower margin sales.

Gross profit for the retail division increased 20.0% from $32.3 million in the thirty-nine weeks ended November 2, 1996 to $38.8 million in the thirty-nine weeks ended November 1, 1997. The retail division's gross margin decreased from 48.2% in the thirty-nine weeks ended November 2, 1996 to 46.9% in the thirty-nine weeks ended November 1, 1997 due primarily to increased promotional sales of merchandise at lower margins.

Operating expenses increased $11.8 million in the thirty-nine weeks ended November 1, 1997 compared to the thirty-nine weeks ended November 2, 1996. The increase was primarily due to costs associated with the operation of 75 additional stores.

During the thirty-nine weeks ended November 1, 1997 the Company had a pre-tax net loss of $5,691,244 or ($0.79) per share (based on 7,159,261 weighted average common shares outstanding), compared to a pre-tax net loss of $171,555 or ($0.02) per share, (based on 7,858,334 weighted average common shares outstanding) during the thirty-nine weeks ended November 2, 1996. On an after-tax basis, the Company had a net loss of $3,414,746 or ($0.48) per share (based on 7,159,261 weighted average common shares outstanding), compared to a net loss of $104,649 or ($0.01) per share, (based on 7,858,334 weighted average common shares outstanding.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 30, 1997 the Company held its annual meeting of shareholders.
At the annual meeting, the shareholders elected Simon Falic, Jerome Falic, Ron
A. Friedman, Marc Finer, Robert Pliskin, Daniel J. Manella and Carole Ann Taylor to the Board of Directors and approved an increase from 1,900,000 to 2,500,000, in the number of shares of common stock reserved for issuance pursuant to the Company's 1991 Stock Option Plan.

The number of votes for and against, abstentions and brokers non-votes with respect to each director's election and the increase in the number of shares reserved for issuance under the Company's 1991 Stock Option Plan were as follows:

                                     TOTAL           SHARES              SHARES
                                    SHARES            VOTED               VOTED         ABSTAIN/            NON-
                                     VOTED             FOR               AGAINST        WITHHELD            VOTES
                                   ---------        ---------            -------        --------            -----
Simon Falic                        5,410,104        5,319,894               --           90,210               --
Jerome Falic                       5,410,104        5,317,894               --           92,210               --
Marc Finer                         5,410,104        5,319,894               --           90,210               --
Ron A. Friedman                    5,410,104        5,319,894               --           90,210               --
Robert Pliskin                     5,410,104        5,321,394               --           88,710               --
Daniel J. Manella                  5,408,604        5,319,894               --           88,710               --
Carole Ann Taylor                  5,410,104        5,321,394               --           88,710               --

Increase to 2,500,000 in the
number of shares of common
stock reserved for issuance
under the Company's 1991
Stock Option Plan                  2,547,973        2,081,647            457,951          8,375          2,862,131




                                PERFUMANIA, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   PERFUMANIA, INC.
                                   --------------------------------------------
                                   (Registrant)

Date:  December 12, 1997      By:  /s/ SIMON FALIC
                                   --------------------------------------------
                                   Simon Falic
                                   Chairman of the Board and Chief Executive
                                   Officer (Principal Executive Officer)

                              By:  /s/ RON A. FRIEDMAN
                                   --------------------------------------------
                                   Ron A. Friedman
                                   President, Chief Financial Officer,
                                   Treasurer and Secretary
                                   (Principal Financial and
                                   Accounting Officer)