Form 10-K
period 1998-03-31
PERFUMANIA INC
filed 1998-05-28
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended January 31, 1998
                                       OR

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

                          Common Stock, $.01 par value
                                (Title of Class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No
                                             -----    ----

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

         As of April 15, 1998, the number of shares of the registrant's Common Stock outstanding was 7,845,291. The aggregate market value of the Common Stock held by non affiliates of the registrant as of April 15, 1998 was approximately $14.0 million, based on the closing price of the Common Stock ($3.00) as reported by the Nasdaq National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated to the Proxy Statement for the Annual Meeting of Shareholders of the company, which will be filed no later than 120 days after the close of the fiscal year end.

                                TABLE OF CONTENTS

                                     PART I

ITEM                                                                                                      PAGE

         1.    BUSINESS                                                                                    3

         2.    PROPERTIES                                                                                 10

         3.    LEGAL PROCEEDINGS                                                                          10

         4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                        11

                                     PART II

         5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED                                      12
               STOCKHOLDER MATTERS

         6.    SELECTED FINANCIAL DATA                                                                    13

         7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                                                                  15

         7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS                                23

         8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                23

         9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING                                46
               AND FINANCIAL DISCLOSURE

                                    PART III

         10.   DIRECTORS AND EXECUTIVE  OFFICERS OF REGISTRANT                                            47

         11.   EXECUTIVE COMPENSATION                                                                     49

         12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                                        49
               MANAGEMENT

         13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                             49

                                     PART IV

         14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS                                        50
               ON FORM 8 - K

                           FORWARD-LOOKING STATEMENTS

         Certain statements within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the Company's seasonality, lack of long-term agreements with suppliers, dependence on line of credit, dependence on key personnel, the ability to manage the Company's growth and potential litigation. See "Risk Factors That May Affect Future Results" in Item 7.


                                     PART I
ITEM 1. BUSINESS

GENERAL

         Perfumania, Inc. ("Perfumania" or the "Company") is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of January 31, 1998, the Company operated a chain of 285 retail stores specializing in the sale of fragrances at discounted prices up to 60% below the manufacturer's suggested retail prices. The Company's wholesale division distributes approximately 1,100 stock keeping units (SKUs) of fragrances and related products to approximately 44 customers, including national and regional chains and other wholesale distributors throughout North America and overseas. The Company's wholesale business is managed and owned by the parent company, Perfumania, Inc. and the Company's retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc., a wholly owned subsidiary of Perfumania, Inc. The parent and subsidiary are separate and distinct legal entities, but for ease of reference in this Form 10-K, they are referred to as divisions. See Item 6 for Selected Financial Data by division.

RETAIL DIVISION

         Acquisition. During November 1996, the Company acquired substantially all of the assets of Nature's Elements Holding Corporation (Nature's) which included the service mark and trade name "Nature's Elements" and the stock of its subsidiary. Prior to the acquisition, all of Nature's liabilities, both at the parent and subsidiary level were transferred to a liquidating trust. Subsequent to the purchase, the stock of the subsidiary was liquidated and the Company received inventory and store fixtures, and assumed the obligation for 34 leases (including 1 seasonal store). The Company has subsequently closed 10 locations, renovated 10 locations and the remaining locations will either be renovated or subleased during 1998. The Company continues to use the trade name Nature's Elements for its in-house developed cosmetic, treatment, aromatherapy and bath line.

         Marketing and Merchandising. Each of the Company's retail stores offers approximately 175 different brands of fragrances for women and men at prices up to 60% below the manufacturer's suggested retail prices. Stores stock brand name and designer products such as Estee Lauder(R), Anne

Klein(R), Fendi(R), Gucci(R), Ralph Lauren/Polo(R), Perry Ellis(R), Liz Claiborne(R), Giorgio(R), Hugo Boss(R), Ted Lapidus(R), Halston(R), Lancome(R), Christian Dior(R), Chanel(R) and Cartier(R). Historically, the Company has carried a narrow private line of bath and body and treatment under the name Jerome Privee. The Company has spent 1997 expanding, repackaging and redesigning its bath and body line. The new line includes 56 SKU's and was reintroduced during April of 1998. During the first quarter of 1998, the Company liquidated its old Jerome Privee line. Also during 1997, the Company developed its own private label Nature's Elements line of cosmetics. The line, which stresses quality for value, is being introduced in May 1998. The Company has also been developing its own private label line of treatment and aromatherapy under the name of Nature's Elements. The launch of these lines is expected during the third quarter of 1998. The Company believes that expanding its sales in the bath, body, cosmetic and treatment categories is very important to its future business. These private label lines could generate more frequent visits to the Company's stores and thereby increase sales. During 1997, the Company has allocated resources to this effort and will continue to do so during 1998. The Company also intends to continue to expand its gift accessories category be offering vanity trays, perfume bottles and oil burners.

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

         The Company primarily relies on its distinctive store design and window displays to attract the attention of prospective customers. The Company also distributes flyers and brochures in its stores and in the malls in which its stores are located. The Company has refocused a substantial portion of its advertising from national and local newspapers, television and radio to less expensive billboards and in-store promotions. The amount of advertising varies with the seasonality of the business.

         Retail Stores. The Company's standard store design includes signs and merchandise displays which are designed to enhance customer recognition of Perfumania's stores. The Company's stores average approximately 1,500 square feet, although stores located in manufacturer's outlet malls tend to be larger than the Company's other stores. Each store is managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. District or area managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service.

         Information Systems. The Company has a point-of-sale and management information system which integrates data from every significant phase of the Company's operations and provides the Company with information for planning, purchasing, pricing, distribution, financial and human resources decisions. The system also provides, on a real-time basis, information to manage store and warehouse inventories efficiently and to closely monitor individual store and each salesperson's performance. In addition, the system prepares price labels and pick orders and provides for automatic reordering, minimum and maximum stocking levels and optimum order quantities based on actual sales. Further, the system permits analysis of the Company's retail sales data based on product groups, items and manufacturers, enabling the Company to respond to changes in sales patterns. The management information system has bar scanners to record sales, track inventories and conduct physical inventories. The information system also has automated time and attendance modules to capture payroll information through the stores' point-of-sale systems, E-Mail systems allowing daily communication among the stores, district managers and the corporate office, and automated scheduling for store personnel. During the third quarter of 1998, the Company intends to upgrade its register software so that it will be able to perform promotional discounts automatically, calculate bonuses for employees at store level, perform inventories at store level, communicate with the stores through the internet, expand its E-Mail and printing capabilities and use Power Point presentations for training. To make this upgrade possible, during 1998 the Company will place a computer in each store. The costs for improvements and upgrades to the Company's management information systems and related point-of-sale software are expected to be approximately $1.6 million in fiscal 1998 and 1999.

         The Company has made an evaluation of the steps necessary to address issues related to required changes in its computer systems for the Year 2000. While the Company has determined that it currently has computer systems that require modification to be Year 2000 compliant, most of the modifications are being accomplished as part of the systems improvements referred to above. With respect to those systems which are not impacted by the improvements referred to above, the Company is in the process of identifying those which require modification or replacement to address the Year 2000 issue. Management believes that the Company will be able to address the Year 2000 issue in a timely manner. Additionally, the Company believes that the Year 2000 issue will not have a material effect on its financial condition.

         Store Location and Expansion. Perfumania's 285 stores are located in 36 states, the District of Columbia and Puerto Rico, including 48 in Florida, 34 in New York, 23 in California and 21 in Texas. Perfumania's strategy for opening new stores is to seek locations throughout the United States principally in regional malls and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, the Company emphasizes opening additional stores in markets where it already has a presence. The Company also plans to expand into additional markets that it believes have a population density to support a cluster of stores. Prior to selecting new store locations, the Company analyzes, among other things, the potential adverse effect of competition from new stores on the sales of existing stores.

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

         Currently, the Company's average cost for opening a store is approximately $110,000, including equipment, furniture and fixtures, and other items (which average approximately $30,000 per store), build-out costs (which average approximately $75,000 per store), and preopening expenses, such as the hiring and training of new employees and travel (which average approximately $5,000 per store). In addition, initial inventory in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season. To supplement the inventory in its stores, the Company carries at least four months supply of inventory at its warehouse.

         Through April 15, 1998, the Company had opened 6 stores and closed 9 stores in fiscal year 1998. The Company opened 40 stores in fiscal year 1997 (excluding 18 seasonal locations), 74 stores in fiscal year 1996, (including 33 stores acquired from Nature's) and 41 stores in fiscal year 1995. The Company continuously monitors store performance and from time to time has closed underperforming stores, which typically have been older stores in undesirable locations. The Company attempts to schedule store closings after the Christmas holiday season. During fiscal year 1997, 1996 and 1995, the Company closed 17 stores, 6 stores and 8 stores, respectively. For fiscal 1998, the Company intends to open approximately 40 stores and close 5 to 15 stores. The leases for the new stores were signed during 1997. For 1999, the Company intends to slow its growth and focus on improving its existing stores.

WHOLESALE DIVISION

         The Company is one of the largest wholesale distributors of fragrances in the United States. The Company distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 1997 and 1996, the wholesale division sold to approximately 44 and 57 customers, respectively. One of the Company's customers accounted for 37.0% and 51.3% of net wholesale sales during fiscal year 1997 and 1996, respectively. Foreign wholesale sales during fiscal year 1997 were $1.7 million, compared to $3.8 million during fiscal year 1996. See Note 14 to the Company's Consolidated Financial Statements included in Item 8 hereof.

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

         Simon Falic, the Company's Chairman of the Board and Chief Executive Officer and Jerome Falic, the Company's Vice President, are primarily responsible for activities of the wholesale division. The Company believes that these executives have developed strong, reliable relationships with suppliers and customers in the United States, Europe, Asia and South America. The Company continuously seeks to develop new supplier and customer relationships. The wholesale division works closely with the retail division when determining which merchandise to purchase on behalf of the Company and the retail division will frequently direct the wholesale division to locate and purchase particular products. The Company's buyers purchase merchandise on behalf of both the wholesale division and the retail division which, the Company believes, allows both divisions to benefit from the Company's supplier relationships and volume discounts thereby obtaining a more reliable source of inventory at lower prices than many other wholesalers or retailers of perfume.

         The Company believes that its ability to extend credit has been an important factor of wholesale sales. Most sales are made on open account terms, generally net 30 to 60 days following the receipt of goods. Other sales, with the exception of sales to the Company's largest customer, are made on a basis of cash on or in advance of delivery or upon receipt of a letter of credit. The receivable from the Company's largest customer was approximately $0.9 million as of January 31, 1998, compared to $9.2 million as of February 1, 1997. Historically, the credit terms for this customer have been up to six months. See
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

SOURCES OF SUPPLY

         During fiscal years 1997 and 1996, the Company purchased fragrances from 126 and 114 different suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. The Company generally makes its purchases based on the most favorable available combination of prices, quantities and merchandise selection and, accordingly, the extent and nature of the Company's purchases from its various suppliers change constantly. As is customary in the perfume industry, the Company has no long-term or exclusive contract with any supplier.

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

         In May 1988, the United States Supreme Court in K-Mart v. Cartier ("K-Mart"), upheld United States Customs Service regulations permitting the importation, without the consent of the United States trademark owner, of products manufactured overseas having legitimate foreign trademarks identical to United States trademarks, when the foreign and United States trademarks are owned by the same entity or entities under "common ownership or control." K-Mart also held that where the foreign trademarked goods are produced by an unaffiliated entity authorized, but not controlled, by the United States trademark holder, the United States Customs Service cannot permit the importation of the goods without the consent of the United States trademark owner. Certain federal courts have narrowly interpreted the K-Mart case as applying to a particular tariff statute, and the courts remain divided on the extent to which trademark, copyright or other laws or regulations may restrict the importation or sale of trademarked or copyrighted merchandise without the consent of the trademark or copyright owner, even where the entities owning and applying the trademark or copyright involved are under common ownership or control. For example, in Lever Bros. v. United States ("Lever Bros."), a 1993 decision, the District of Columbia Circuit Court of Appeals held that the "common ownership or control" exception does not apply to foreign goods with an identical trademark but with physical material differences from the product produced by the United States trademark holder. Under Lever Bros., such goods are barred from importation without the permission of the United States trademark holder. In addition, on November 23, 1992, the U.S. District Court for the Central District of California, in an unreported decision in Parfums Givenchy, Inc. v. Drug Emporium, Inc. ("Parfums"), which purports to follow a decision of the Ninth Circuit Court of Appeals, held that the sale of products manufactured abroad and imported into the United States, which would be covered by a U.S. copyright, without the consent of the U.S. copyright holder, is a copyright violation. This decision was upheld by the 9th Circuit Court of Appeals and on March 6, 1995, the U.S. Supreme Court denied Certiorari, without giving any reason. In March 1998, however, the United States Supreme Court in Quality King Distributors v. L'anza Research International ("L'anza"), was faced with a situation in which a United States manufacturer had manufactured and sold certain goods with copyrighted labels affixed to a foreign purchaser. These goods somehow found their way from the foreign purchaser back into the United States without L'anza's permission, and were sold by Quality King to unauthorized retailers at discounted prices. The L'anza Court unanimously held that there was no copyright violation by Quality King because the "first sale" doctrine applied to imported copies. Although L'anza appears favorable to those involved in purchasing through secondary sources, it is still too early to tell how the L'anza decision will be applied to future situations.

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

         During fiscal 1997, less than 10 percent of the Company's merchandise was purchased from grey market sources. The Company's grey market sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information. As a result, the Company cannot determine specifically what portion of its merchandise purchased from grey market sources could be affected by the potential actions discussed above or actions on other grounds. See "Item 3. Legal Proceedings" for a description of certain pending litigation predicated on grounds of patent infringement. There can be no assurance that future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the secondary sources of supply used by the Company or any of the Company's business activities. In addition, there can be no assurance that the Company's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others.

DISTRIBUTION

         The Company's retail and wholesale operations are served by its warehouse in Miami, Florida. The lease for the facility expires in July 2003. The warehouse is approximately 139,000 square feet, of which 20,000 square feet is utilized as office space. The Company's wholesale division also utilizes space in a third party bonded warehouse.

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

EMPLOYEES

         At January 31, 1998, the Company had 1,386 employees, of whom 1,196 were employed in the Company's retail stores, 90 were employed in the Company's warehouse and distribution operations and the balance were employed in executive, administrative and other positions. Temporary and part-time employees are usually added during peak sales periods (principally between Thanksgiving and Christmas). None of the Company's employees are covered by a collective bargaining agreement and the Company considers its relationship with its employees to be good.


TRADE NAME AND SERVICE MARK

         The Company's stores use the trade name and service mark Perfumania(R). The Company also operates 26 stores under the trade name "Nature's Elements" (as of January 31, 1998; see "Acquisition"- page 2), 3 stores under the trade name "Class Perfumes" in malls where the Company also operates a Perfumania(R) store, and 8 stand-alone stores under the trade name "Perfumania Plus". The Company has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

ITEM 2. PROPERTY

         The Company's executive offices and warehouse are leased for a ten (10) year period pursuant to a lease which currently provides for monthly rent of approximately $67,000 and specified annual increases thereafter.

         All of the Company's retail stores are located in leased premises. Most of the Company's store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 10%, over certain minimum sales levels. Store leases typically require the Company to pay all utility charges, insurance premiums, increases in property taxes and certain other costs. Certain of the Company's leases permit the lessor to terminate the lease if specified minimum sales levels are not met. See Note 13 of Notes to the Company's Consolidated Financial Statements for additional information with respect to the Company's store leases.

ITEM 3. LEGAL PROCEEDINGS

         Boucheron. In December 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against the Company in the United States District Court for the Southern District of New York for infringing upon their exclusive right to sell the Boucheron bottle. The plaintiffs' theory is based on the fact that they have a valid patent for the bottles and that Perfumania's sales of such bottles infringes upon their patent rights. The Company believes that a patentee cannot control by resort to an infringement suit the resale of a patented article which it has sold. The Company filed a motion to dismiss during February 1994. On March 20, 1995, the Court denied the Company's motion to dismiss and on April 14, 1995, the Company filed its answer to the Complaint. Discovery is in progress.

         From time to time, the Company is involved in various legal proceedings in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company did not submit any actions for shareholder approval during the fourth quarter of fiscal year 1997.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol PRFM. The following table sets forth the high and low closing sales prices for the Company's Common Stock for the periods indicated, as reported by the Nasdaq Stock Market.

FISCAL 1996                                                    HIGH       LOW
----------------------------------------------------------------------------------
First Quarter                                                  $7 3/8     $3 3/4
Second Quarter                                                 $6 1/2     $3 1/4
Third Quarter                                                  $4 3/4     $3 5/16
Fourth Quarter                                                 $4 1/8     $3
FISCAL 1997                                                    HIGH       LOW
----------------------------------------------------------------------------------
First Quarter                                                  $3 11/16   $2 19/64
Second Quarter                                                 $4 5/16    $2 7/8
Third Quarter                                                  $3 7/8     $2 5/8
Fourth Quarter                                                 $3 3/4     $2 1/4

         As of April 15, 1998, there were 73 holders of record of the 7,845,291 outstanding shares of Common Stock, not including security positions listings. The closing sales price for the Common Stock on April 15, 1998 was $3.00.

DIVIDEND POLICY

         The Company has not declared or paid any dividends on the Common Stock and does not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including the Company's financial condition, results of operations, current and anticipated cash needs and plans for expansion. The Company is prohibited from paying cash dividends under its line of credit with LaSalle National Bank. See Note 8 of Notes to the Company's Consolidated Financial Statements contained in Item 8 hereof.

ITEM 6.    SELECTED FINANCIAL DATA



         The selected financial data presented below for the last five fiscal years and as of the end of each such fiscal years are derived from the Company's consolidated financial statements and should be read in conjunction with such financial statements and related notes.

         The Company's fiscal year end is the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 1997 refers to the fiscal year that began on February 2, 1997 and ended on January 31, 1998.

                                                                            FISCAL YEAR ENDED
                                              --------------------------------------------------------------------------------
                                                 JANUARY 31,     FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,     JANUARY 29,
                                              ---------------  -------------- ----------------- --------------- --------------
                                                   1998            1997             1996             1995            1994
                                              --------------- --------------- ----------------- --------------- --------------
                                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE  AMOUNTS)
                                              --------------------------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Net sales, wholesale division                 $       34,032  $      30,317   $         36,200  $       38,484  $       36,376
Net sales, retail division                           129,562        108,603             92,957          77,094          55,944
                                              --------------  -------------   ----------------  --------------  --------------
   Total net sales                                   163,594        138,920            129,157         115,578          92,320
                                              --------------  -------------   ----------------  --------------  --------------
Gross profit, wholesale division                       8,249          7,614              8,784           7,573           6,153
Gross profit, retail division                         59,535         52,536             43,384          36,076          27,598
                                              --------------  -------------   ----------------  --------------  --------------
   Total gross profit                                 67,784         60,150             52,168          43,649          33,751
                                              --------------  -------------   ----------------  --------------  --------------
Selling, general and administrative expenses          65,949         48,665             43,682          37,108          31,733
Provision for potential inventory losses               1,810            190                  -               -             750
Provision for impairment of assets and store           2,515            169              1,232             623              25
 closings
Depreciation and amortization                          4,698          3,772              3,300           2,903           2,100
                                              --------------  -------------   ----------------  --------------  --------------
 Total operating expenses                             74,972         52,796             48,214          40,634          34,608
                                              --------------  -------------   ----------------  --------------  --------------
 Income (loss) from operations before other
  income (expense)                                    (7,188)         7,354              3,954           3,015            (857)
                                              --------------  -------------   ----------------  --------------  --------------
Other income (expense)
 Interest expense, net *                              (4,696)        (4,110)            (3,144)         (2,415)         (1,823)
 Other, net                                              762            478                396             357             115
                                              --------------  -------------   ----------------  --------------  --------------
Income (loss) before income taxes *                  (11,122)         3,722              1,206             957          (2,565)
(Provision) benefit for income taxes                     321         (1,647)               796             368             168
                                              --------------  -------------   ----------------  --------------  --------------
Income (loss) before cumulative effect of
 change in accounting principle *                    (10,801)         2,075              2,002           1,325          (2,397)
                                              --------------  -------------   ----------------  --------------  --------------
Cumulative effect of change in accounting
 principle, net of income tax benefit of
 $380,958                                               (632)             -                  -               -               -
Net income (loss) *                           $      (11,433) $       2,075   $          2,002  $        1,325  $       (2,397)
                                              ==============  =============   ================  ==============  ==============
Weighted average shares outstanding:
  Basic                                            7,025,236      7,183,462          6,973,670       6,155,733       5,690,784
  Diluted                                          7,111,929      7,633,588          7,067,291       6,210,542       5,734,078
Basic income (loss) per share net of
 cumulative effect of change in accounting
 principle *                                  $        (1.63) $        0.29   $           0.29  $         0.22  $        (0.42)
Diluted income (loss) per share net of
 cumulative effect of change in accounting
 principle *                                  $        (1.63) $        0.27   $           0.28  $         0.21  $        (0.42)
                                              ==============  =============   ================  ==============  ==============
*As disclosed in Note 11 to the
 consolidated financial statements,
 the net income and the net
 income per share for 1996 was
 restated to account for the value
 attributable to the beneficial conversion
 feature on certain debt issued in 1996.

SELECTED OPERATING DATA:
Number of stores open at end of period                   285            262                194             175             148
Comparable store sales increase                            0%           3.6%               4.1%            5.9%           (7.5%)

                                               JANUARY 31,     FEBRUARY 1,      FEBRUARY 3,      JANUARY 28,     JANUARY 29,
                                              --------------- --------------  ----------------- --------------- ---------------
                                                   1998           1997              1996             1995            1994
                                                                               (IN THOUSANDS)
                                              ---------------------------------------------------------------------------------
BALANCE SHEET DATA:
Working capital                                     $ 19,287       $ 33,157            $30,227         $26,865         $24,612
Total assets                                         114,722        129,908             93,565          79,329          68,993
Long-term debt, less current portion                   5,643          5,708              1,815           1,367             733
Total stockholders' equity                            35,983         49,325             45,300          43,359          38,847

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

                                                               PERCENTAGE OF NET SALES
                                              ----------------------------------------------------------
                                                                     FISCAL YEAR
                                              ------------------    -----------------    ---------------
                                                    1997                  1996                1995
                                              ------------------    -----------------    ---------------
Net Sales, wholesale division                       20.8%                 21.8%               28.0%
Net sales, retail division                          79.2                  78.2                72.0
                                              ------------------    -----------------    ---------------
                 Total net sales                   100.0                 100.0               100.0


Gross profit, wholesale division                    24.2                  25.1                24.3
Gross profit, retail division                       46.0                  48.4                46.7
                                              ------------------    -----------------    ---------------
           Total gross profit                       41.4                  43.3                40.4

Selling, general and administrative expenses        40.3                  35.0                33.8
Provision for potential inventory losses             1.1                   0.1                   -
Provision for impairment of assets and               1.5                   0.2                 1.0
   store closings
Depreciation and amortization                        2.9                   2.7                 2.6
                                              ------------------    -----------------    ---------------
           Total operating expenses                 45.8                  38.0                37.3
                                              ------------------    -----------------    ---------------

           Income (loss) from operations
           before other income (expenses)           (4.4)                  5.3                 3.1
                                              ------------------    -----------------    ---------------

Other income (expense):
           Interest, net                            (2.9)                 (3.0)               (2.4)
           Other, net                                0.5                   0.3                 0.3
                                              ------------------    -----------------    ---------------
Income (loss) before income taxes *                 (6.8)                  2.7                 0.1
                                              ------------------    -----------------    ---------------
(Provision) benefit for income taxes                 0.2                  (1.2)                0.6
                                              ------------------    -----------------    ---------------
Income (loss) before cumulative effect
   of change in accounting principle                (6.6)                  1.5                 1.6
                                              ------------------    -----------------    ---------------
Cumulative effect of change in
   accounting principle, net of
   income tax benefit                               (0.4)                    -                   -
Net income (loss) *                                 (7.0%)                 1.5%                1.6%
                                              ==================    =================    ===============


* As disclosed in Note 11 to the consolidated financial statements, the net income and net income per share for 1996 was restated to account for the value of the beneficial conversion feature of certain debt issued in fiscal year 1996.

RESULTS OF OPERATIONS

Risk Factors That May Affect Future Results

     Perfumania does not provide forecasts of future financial performance. Forward-looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and, in connection therewith, the Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.


         Seasonality. The Company has historically experienced higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Significantly higher fourth fiscal quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. The Company's quarterly results may also vary due to the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. A variety of factors affect the sales levels of new and existing stores, including the retail sales environment and the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions.

         Lack of Long-Term Agreements With Suppliers. The Company's success depends to a large degree on its ability to provide an extensive assortment of brand name and designer fragrances. The Company has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While the Company believes it has good relationships with its vendors, the inability to obtain merchandise from one or more key vendors on a timely basis, or a material change in the Company's ability to obtain necessary merchandise could have a material adverse effect on its results of operations.

         Dependence on Line of Credit. As discussed above, the Company experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. The Company utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on the Company's borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms. The Company's current line of credit contains financial covenants, including a net income covenant. Should the Company not be able to meet its covenants, its borrowing ability and, thus, its operations will be seriously affected.

         Dependence on Key Personnel. Simon Falic, the Company's Chairman of the Board and Chief Executive Officer and Jerome Falic, the Company's Vice President, are primarily responsible for the Company's merchandise purchases, and have developed strong, reliable relationships with suppliers, as well as customers of the Wholesale division in the United States, Europe, Asia and South America. The loss of service of either of these, or any of the Company's other current executive officers could have a material adverse effect on the Company.

         Ability to Manage Growth. While the Company has grown significantly in the past several years, there is no assurance that the Company will sustain the growth in the number of retail stores and revenues that it has achieved historically. The Company's growth is dependent, in large part, upon the Company's ability to open and operate new retail stores on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable store sites on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company's new stores will achieve sales and profitability comparable to existing stores, or that the opening of new locations will not cannibalize sales at existing locations.

         Litigation. As is often the case in the fragrance and cosmetics business, some of the merchandise purchased by suppliers such as the Company may have been manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. If the Company were called upon or challenged by the owner of a particular trademark or copyright to demonstrate that the specific merchandise was produced and sold with the proper authority and the Company were unable to do so, the Company could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities, which could have an adverse effect on the Company's business and results of operations.

         Other. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. ("Luria's") in the United States Bankruptcy Court, Southern District of Florida. The committee of unsecured creditors in Luria's bankruptcy proceedings is investigating potential actions to recover substantial funds from alleged insiders of Luria's and their affiliates, which might include actions against the Company to recover amounts paid for merchandise sold to Luria's. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

Restatement of 1996 Net Income Per Common Share to Reflect Recent SEC Announcement Regarding Certain Treatment of Convertible Debt Transactions

         In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the debt holders. In March 1996, the Company issued $3,000,000 of 5% Convertible Debentures (the "Debentures") in a Regulation S offering to non-U.S. persons. The debentures were convertible into shares of common stock of the Company at any time after May 21, 1996. Based on the market price of the Company's common stock, the debentures had a beneficial conversion feature of $529,412 at such point in time. Because of the SEC announcement, the Company has restated its 1996 net income and net income per common share information to reflect such accounting treatment. The net effect of the restatement represents a non-cash interest charge to net income.

Comparison of fiscal years 1997 and 1996

     Net sales increased 17.8% from $138.9 million in fiscal year 1996 to $163.6 million in fiscal year 1997. The increase in net sales during fiscal year 1997 was due to a 16.8% increase in retail sales (from $108.6 million to $129.6 million), and a 16.3% increase in wholesale sales (from $30.3 million to $34.0 million). The increase in retail sales was principally due to an increase in the number of stores operated during fiscal year 1997 compared to fiscal year 1996, as comparable store sales were flat compared to the prior year. The Company believes that various promotions held during the year to stimulate sales and reduce and rebalance inventory levels resulted in lower average sales per customer, which contributed to the flat comparable store sales. The Company operated 285 and 262 stores at the end of fiscal years 1997 and 1996, respectively.

     Gross profit increased 12.7% from $60.2 million in fiscal year 1996 (43.3% of total net sales) to $67.8 million in fiscal year 1997 (41.4% of total net sales) as a result of higher sales and gross profit in both the wholesale and retail divisions.

     Gross profit for the wholesale division increased from $7.6 million in fiscal year 1996 to $8.3 million in fiscal year 1997. The wholesale division's gross margin in fiscal 1997 was 24.2% compared to 25.1% in fiscal year 1996.

     Gross profit for the retail division increased 13.3% from $52.5 million in fiscal year 1996 to $59.5 million in fiscal year 1997, principally as a result of higher retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased from 48.4% in fiscal year 1996 to 46.0% in fiscal year 1997. The decrease was due to promotions discussed above.

     Operating expenses increased $22.2 million in fiscal year 1997 compared to fiscal year 1996, due principally to 1) a $16.1 million increase in selling, general and administrative expenses, which includes $1.7 million of losses suffered from operating its Nature's Elements stores prior to their conversion and/or closure, 2) a $2.4 million increase in provision for impairment of assets and store closing, 3) a $1.2 million write off of accounts receivable from L. Luria and Son, Inc. and 4) a $1.8 million provision for potential inventory losses. The increase in selling, general and administrative expense was primarily the result of increases in rent, payroll and other costs associated with the operation of an average of 64 additional stores during fiscal year 1997. The average number of stores during fiscal 1997 includes 20 temporary holiday only stores. The Company intends to continue to use temporary stores in an effort to reduce its inventories. The increase in provision for doubtful account occurred primarily because of increased write offs of wholesale accounts receivable. See "Liquidity and Capital Resources". After performing a review of certain retail store locations with significant negative cash flows, the Company recognized a non-cash impairment charge of $2.2 million, representing a reduction of the carrying amounts of fixed assets at those store locations to their estimated recoverable amounts. The Company also recorded a loss of $0.3 million on disposition of fixed assets relating to retail stores which were closed during fiscal year 1997. Due to the heavy concentration of sales in the fourth quarter of each fiscal year, the Company does not believe it is meaningful to make impairment determinations on an interim basis during the year. During fiscal year 1998, the Company intends to reduce its inventories of non-designer products; consequently the Company has recorded a $1.8 million provision to reduce the carrying cost of such inventories to their estimated market value. Depreciation and amortization increased $0.9 million in fiscal year 1997 compared to fiscal year 1996, due to increased fixed assets associated with retail stores. As a percentage of net sales, operating expenses increased from 38.0% in fiscal year 1996 to 45.8% in fiscal year 1997 due to the above reasons.

     Interest expense (net) increased 14.3% from $4.2 million in fiscal year 1996 to $4.7 million in fiscal 1997. The increase was principally due to the increase in the Company's line of credit from $30 to $35 million during fiscal 1997, as well increased use of lease financing for new store furniture and fixtures, offset by a one-time non-cash interest charge of $529,412 for a beneficial conversion feature of convertible debt in fiscal 1996 (see Note 11 to the consolidated financial statements). See "Liquidity and Capital Resources".

     The benefit for income taxes in fiscal 1997 was $0.3 million, which includes an increase in the valuation allowance of $3.4 million for deferred tax assets due to their uncertain realization.

     As a result of the foregoing, the Company had a loss before cumulative effect of a change in accounting principle of $10.8 million in fiscal 1997 compared to a net income of $2.1 million in fiscal 1996.

Comparison of fiscal years 1996 and 1995


         Net sales increased 7.6% from $129.2 million in fiscal year 1995 to $138.9 million in fiscal year 1996. The increase in net sales during fiscal year 1996 was due to a 16.8% increase in retail sales (from $93.0 million to $108.6 million), offset by a 16.3% decrease in wholesale sales (from $36.2 million to $30.3 million). The increase in retail sales was principally due to an increase in the number of stores operated during fiscal year 1996 compared to fiscal year 1995, as well as a 3.6% increase in comparable store sales. The Company operated 262 and 194 stores at the end of fiscal years 1996 and 1995, respectively. The Company believes that the increase in comparable store sales was primarily the result of improved assortments of merchandise at the stores. During fiscal 1996, a few wholesale distributors had financial difficulties which caused the reduction in wholesale sales.

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

         Operating expenses increased $4.6 million in fiscal year 1996 compared to fiscal year 1995, due principally to a $5.0 million increase in selling, general and administrative expenses. Also, the Company recorded a $1.2 million provision for impairment of assets and store closings in fiscal year 1995. See
Note 9 of Notes to the Consolidated Financial Statements contained in item 8 hereof. The increase in selling, general and administrative expense was primarily the result of increases in rent, payroll and other costs associated with the operation of an average 27 additional stores during fiscal year 1996, as well as the addition of 33 Nature's stores in November 1996. Depreciation and amortization increased $0.5 million in fiscal year 1996 compared to fiscal year 1995, due to increased fixed assets associated with retail stores. As a percentage of net sales, operating expenses increased from 37.3% in fiscal year 1995 to 38.0% in fiscal year 1996.

         Interest expense (net) increased 30.2% from $3.1 million in fiscal year 1995 to $4.1 million in fiscal 1996. The increase was principally due to the increase in the Company's line of credit during fiscal 1996, increased use of lease financing for new store furniture and fixtures and a one-time non-cash interest charge of $529,412 for a beneficial conversion feature of convertible debt (see Note 11 to the consolidated financial statements). See "Liquidity and Capital Resources."

         The provision for income taxes in fiscal 1996 was $1.6 million compared to a benefit for income taxes in fiscal year 1995 of $0.8 million.

         The Company had net income of $2.1 million in fiscal year 1996, compared to a net income of $2.0 million in fiscal year 1995.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund inventory purchases and for new store openings. The Company has financed these capital requirements primarily through borrowings under its working capital lines of credit, cash flows from operations, lease financing of store furniture and fixtures and short-term borrowings from related parties and other individuals.

         On March 21, 1996, the Company sold 180,000 shares of common stock for approximately $956,000 in a private placement.

         On March 25, 1996, the Company issued $3,000,000 of 5% Convertible Debentures (the "Debentures") in a Regulation S offering to non-U.S. persons. The debentures were convertible at any time after May 21, 1996 into shares of common stock of the Company, at a conversion price for each share of common stock equal to eighty-five percent of the market price of the common stock on the date of conversion, not to exceed $8.50 per share of common stock. The debentures were converted to approximately 918,000 shares of the Company's common stock in the second quarter of fiscal 1996. See note 11 of the consolidated financial statements.

         On April 16, 1997, the Company's revolving line of credit facility with LaSalle National Bank (LNB), which expires on April 30, 1999, was increased to $35 million. Advances made under the line of credit are based on a formula of eligible inventories and receivables, bear interest at 2% above the bank's prime rate (10.5% at January 31, 1998), and are payable on demand. Advances are secured by a first lien on all of the Company's assets and assignment of a life insurance policy on one of the Company's officers.

         The Company's line of credit with LNB contains covenants requiring maintenance of minimum tangible net worth, book value and quarterly results. The line also contains limitations on additional borrowings, capital expenditures, number of new store openings, purchases of treasury stock and prohibits payment of dividends. As of January 31, 1998, the Company was in breach of certain of the above covenants. Due to these covenant violations, the Company incurred the default rate of interest, prime plus 4% (12.5%), during the period November 1997 through May 1998. On May 15, 1998, the bank agreed to waive the defaults and its right to demand repayment of the line as a result of the Company's failure to meet such covenants. In connection with its waivers, LNB also extended its $35 million Line of Credit from April 1999 to April 2001, and revised certain covenants.

         In fiscal year 1997, net cash provided by operating activities was approximately $7.5 million, which was primarily due to the Company's reduction in inventories and receivables offset by a decrease in accounts payable.

         The Company's trade receivables primarily relate to its wholesale business. At fiscal year end, approximately $ 1.1 million of the Company's trade receivables were more than 90 days past due. Of the $5.2 million in trade receivables due from customers at January 31, 1998, $0.9 million was due from one customer which also accounted for 37% of the Company's fiscal 1997 wholesale sales. The Company's sales to this customer are made on open account terms, and since late 1991 the Company has extended credit to this customer on terms of up to six months. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility. The Company's allowance for doubtful accounts of approximately $705,000 at January 31, 1998 is considered adequate by management based on its write-off experience during the last three years and an analysis of the aging of its trade receivables at January 31, 1998. The Company wrote off approximately $1.7 million of its trade receivables in fiscal 1997. Of this amount, approximately $1.2 million was due from Luria's, a Company affiliated by common ownership, which filed for relief under Chapter 11 of the United States Bankruptcy Code in August 1997. See related matter at Note 13 to the consolidated financial statements.

         During fiscal year 1997, inventories decreased by approximately $12.0 million due to 1) efforts by the Company to reduce and rebalance inventory levels and 2) substantial wholesale purchases in the fourth quarter of 1996, resulting in an unusually high level of inventory in the prior year and 3) an inventory provision during the fourth quarter of fiscal year 1997 of $1.8 million related to fragrances the Company intends to liquidate in fiscal 1998. See "Comparison of fiscal years 1997 and 1996" above.

         Net cash used in investing activities in fiscal year 1997 was approximately $7.2 million, principally due to capital expenditures related to opening new stores and renovation of existing stores. Currently, the Company's average capital expenditure for opening a store is approximately $110,000, including furniture and fixtures, equipment and other items, which average approximately $30,000 per store, build-out costs, which average approximately $75,000 per store, and pre-opening expenses, such as the hiring and training of new employees and travel, which average approximately $5,000 per store. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season. The Company's wholesale inventory levels vary significantly during the fiscal year depending upon availability, price and selection of merchandise available for purchase, and seasonality. The Company generally carries at least four months' supply of inventory for its retail and wholesale divisions.

         The Company also repurchased approximately 550,000 shares of its common stock for $1.9 million in fiscal year 1997.

SEASONALITY AND QUARTERLY RESULTS

         The Company's operations have historically been seasonal, with generally higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Significantly higher fourth fiscal quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. The Company's quarterly results may also vary due to the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Wholesale sales vary by fiscal quarter as a result of the selection of merchandise available for sale and the need for the Company to stock its retail stores for the Christmas holiday season. Therefore, the results of any interim period are not necessarily indicative of the results that may be expected during a full fiscal year. See
Note 15 of the Notes to the Consolidated Financial Statements for additional information regarding quarterly financial data.

OTHER
         Effective fiscal year 1996, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 ("SFAS 123"). See Note 11 of Notes to the Consolidated Financial Statements contained in Item 8 hereof.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both Statements will be adopted by the Company in 1998. The Company does not expect that the adoption of these Statements will impact the Company's results of operations, cash flows or financial position.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires the Company to expense preopening expenses as incurred. The Company early adopted SOP 98-5 in fiscal year 1997. See Note 2 of Notes to the Consolidated Financial Statements contained in Item 8 hereof.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         Inapplicable

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information and the supplementary data required in response to this Item are as follows:

                                                                                                              PAGE

Report of Independent Certified Public Accountants, Price Waterhouse LLP                                      24

Consolidated Balance Sheets as of January 31, 1998 and February 1, 1997                                       25

Consolidated Statements of Operations for the Fiscal Years Ended January 31,1998,
February 1, 1997 and February 3, 1996.                                                                        26

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended
January 31, 1998, February 1, 1997 and February 3, 1996.                                                      27

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 1998,
February 1, 1997 and February 3, 1996.                                                                        28

Notes to Consolidated Financial Statements                                                                    29

Schedule VIII - Valuation and Qualifying Accounts and Reserves                                                45

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
Stockholders of Perfumania, Inc.


In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Perfumania, Inc. and its subsidiaries at January 31, 1998 and February 1, 1997, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed in Note 11, the Company has restated its fiscal 1996 net income and net income per common share calculation to comply with a recently announced Securities and Exchange Commission Staff position on accounting for convertible securities having beneficial conversion features.

As explained in Note 2, the Company changed its method of accounting for preopening expenses to conform with new requirements of the American Institute of Certified Public Accountants.

Price Waterhouse LLP
Miami, Florida
May 18, 1998

                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                 JANUARY 31,             FEBRUARY 1,
ASSETS:                                                             1998                    1997
                                                             --------------------     ------------------
Current assets:                                                                     (as restated, Note 11)
   Cash and cash equivalents                                 $         1,554,117      $       1,641,527
   Trade receivables, net:
      Customers, less allowance for doubtful accounts
       of $704,954 and $248,386                                        5,186,473             12,275,159
      Affiliates                                                               -                653,657
   Advances to suppliers                                               7,611,036              5,023,718
   Inventories, net of reserve of $2,750,000 and $940,000             73,137,842             85,110,423
   Prepaid expenses and other current assets                           2,086,118              1,899,320
   Tax refund receivable                                                 814,766                     --
   Deferred tax asset, net                                             1,219,856                873,472
   Due from related parties                                              772,855                 85,613
                                                             -------------------      -----------------
     Total current assets                                             92,383,063            107,562,889
Property and equipment, net                                           18,307,240             17,709,758
Leased equipment under capital leases, net                             2,266,674              2,013,857
Other assets, net                                                      1,764,906              2,203,442
Due from related parties                                                       -                417,763
                                                             -------------------      -----------------
                                                             $       114,721,883           $129,907,709
                                                             ===================      =================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Bank line of credit and current portion of notes payable   $        34,139,766      $      31,372,171
  Accounts payable - non affiliates                                   13,308,914             16,864,586
  Accounts payable - affiliates                                       16,958,163             19,263,929
  Accrued expenses and other liabilities                               6,848,923              3,940,440
  Income taxes payable                                                   505,098              1,321,203
  Current portion of obligations under capital leases                  1,030,340                873,425
  Due to related parties                                                 304,483                770,000
                                                             -------------------      -----------------
    Total current liabilities                                         73,095,687             74,405,754

Long-term portion of notes payable                                     4,709,434              4,519,859
Long-term portion of obligations under capital leases                    933,615              1,187,516
                                                             -------------------      -----------------
    Total liabilities                                                 78,738,736             80,113,129
                                                             -------------------      -----------------
Excess of fair value of assets acquired over cost                              -                470,000
                                                             -------------------      -----------------
Commitments and contingencies                                                  -                      -
                                                             -------------------      -----------------
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued                                                    -                      -
  Common stock, $.01 par value, 25,000,000
    shares authorized, 7,845,291 and
    7,807,791 shares issued and outstanding                               78,453                 78,078
Capital in excess of par value                                        52,386,361             52,429,641
Treasury stock, at cost                                               (4,521,068)            (2,655,110)
Accumulated deficit                                                  (11,960,599)              (528,029)
                                                             -------------------      -----------------
    Total stockholders' equity                                        35,983,147             49,324,580
                                                             -------------------      -----------------
                                                             $       114,721,883      $     129,907,709
                                                             ===================      =================

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                FISCAL YEAR ENDED

                                                               JANUARY 31,          FEBRUARY 1,        FEBRUARY 3,
                                                                  1998                 1997               1996
                                                             ----------------   -------------------  ----------------
Net sales:                                                                    (as restated, Note 11)
   Unaffiliated customers                                    $   161,593,736    $      136,446,104   $   129,156,506
   Affiliates                                                      1,999,823             2,473,623                 -
                                                             ---------------    ------------------   ---------------
                                                                 163,593,559           138,919,727       129,156,506
                                                             ---------------    ------------------   ---------------
Cost of goods sold:
   Unaffiliated customers                                         92,243,329            76,516,903        76,988,603
   Affiliates                                                      1,566,489             2,252,850                 -
                                                             ---------------    ------------------   ---------------
                                                                  95,809,818            78,769,753        76,988,603
                                                             ---------------    ------------------   ---------------
       Gross profit                                               67,783,741            60,149,974        52,167,903
                                                             ---------------    ------------------   ---------------
Operating expenses:
   Selling, general and administrative expenses                   64,219,379            48,165,392        43,371,621
   Provision for doubtful accounts                                 1,730,000               500,000           310,000
   Provision for potential inventory losses                        1,810,000               190,000                 -
   Provision for impairment of assets and store closings           2,514,818               169,159         1,232,303
   Depreciation and amortization                                   4,697,816             3,771,508         3,299,746
                                                             ---------------    ------------------   ---------------
        Total operating expenses                                  74,972,013            52,796,059        48,213,670
                                                             ---------------    ------------------   ---------------
   Income (loss) from operations
     before other income (expense)                                (7,188,272)            7,353,915         3,954,233
                                                             ---------------    ------------------   ---------------

Other income (expense):
    Interest expense:
      Affiliates                                                    (124,250)             (148,647)          (88,874)
      Other                                                       (4,617,070)           (4,004,754)       (3,101,422)
                                                             ---------------    ------------------   ---------------
                                                                  (4,741,320)           (4,153,401)       (3,190,296)
                                                             ---------------    ------------------   ---------------
   Interest income:
      Affiliates                                                      42,450                39,480            36,240
      Other                                                            2,660                 3,499            10,496
                                                             ---------------    ------------------   ---------------
                                                                      45,110                42,979            46,736
                                                             ---------------    ------------------   ---------------
    Other income                                                     762,138               478,179           395,437
                                                             ---------------    ------------------   ---------------
                                                                  (3,934,072)           (3,632,243)       (2,748,123)
                                                             ---------------    ------------------   ---------------
Income (loss) before income taxes                                (11,122,344)            3,721,672         1,206,110
(Provision) benefit for income taxes                                 321,192            (1,646,731)          796,000
                                                             ---------------    ------------------   ---------------
Income (loss) before cumulative effect of change in
    accounting principle                                         (10,801,152)            2,074,941         2,002,110
Cumulative effect of change in accounting principle,
    net of income tax benefit of $380,958                           (631,418)                    -                 -
                                                             ===============    ==================   ===============
 Net income (loss)                                           $   (11,432,570)   $        2,074,941   $     2,002,110
                                                             ===============    ==================   ===============

Basic earnings (loss)  per common share:
Income (loss) before cumulative effect of
   change in accounting principle                            $         (1.54)   $             0.29   $          0.29
Cumulative effect of change in accounting principle                    (0.09)                    -                 -
                                                             ===============    ==================   ===============
Net income (loss)                                            $         (1.63)   $             0.29   $          0.29
                                                             ===============    ==================   ===============

Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of
   change in accounting principle                            $         (1.54)   $             0.27   $          0.28
 Cumulative effect of change in accounting principle                   (0.09)                    -                 -
                                                             ===============    ==================   ===============
 Net income (loss)                                           $         (1.63)   $             0.27   $          0.28
                                                             ===============    ==================   ===============
Weighted average number of shares outstanding:
   Basic                                                           7,025,236             7,183,462         6,973,670
                                                             ===============    ==================   ===============
   Diluted                                                         7,111,929             7,633,588         7,067,291
                                                             ===============    ==================   ===============

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE FISCAL YEAR ENDED FEBRUARY 3, 1996
            FISCAL YEAR ENDED FEBRUARY 1, 1997 (AS RESTATED, NOTE 11)
                     AND FISCAL YEAR ENDED JANUARY 31, 1998


                                COMMON        STOCK        CAPITAL      TREASURY       STOCK         RETAINED
                             -------------------------    IN EXCESS     -------------------------    EARNINGS
                                SHARES        AMOUNT     OF PAR VALUE    SHARES        AMOUNT        (DEFICIT)        TOTAL
                             -------------  ----------  --------------  ----------  -------------  --------------  -------------

Balance at January 28, 1995      6,688,700  $   66,887  $   47,897,529           -              -  ($   4,605,080) $  43,359,336

Exercise of stock                   19,000         190          61,935           -              -               -         62,125
options

Purchases of treasury stock              -           -               -      23,000       (123,323)              -       (123,323)

Net income for the fiscal
year ended February 3, 1996              -           -               -           -              -       2,002,110      2,002,110
                             -------------  ----------  --------------  ----------  -------------  --------------  -------------
Balance at February 3, 1996      6,707,700      67,077      47,959,464      23,000       (123,323)     (2,602,970)    45,300,248

Exercise of stock                    2,000          20           8,230           -              -               -          8,250
options

Conversion of debentures           918,091       9,181       2,978,085           -              -               -      2,987,266

Beneficial conversion
feature of  debentures                   -           -         529,412           -              -               -        529,412

Issuance of common stock           180,000       1,800         954,450           -              -               -        956,250

Purchases of treasury stock              -           -               -     644,900     (2,531,787)              -     (2,531,787)

Net income for the fiscal
year ended February 1, 1997              -           -               -           -              -       2,074,941      2,074,941
                             -------------  ----------  --------------  ----------  -------------  --------------  -------------
Balance at February 1, 1997      7,807,791      78,078      52,429,641     667,900     (2,655,110)       (528,029)    49,324,580

Exercise of stock options           37,500         375         116,812           -              -               -        117,187
options

Purchases of treasury stock              -           -               -     550,460     (1,865,958)              -     (1,865,958)

Other                                    -           -        (160,092)          -              -               -       (160,092)

Net loss for the fiscal
year ended January 31, 1998              -           -               -           -              -     (11,432,570)   (11,432,570)

                             -------------  ----------  --------------  ----------  -------------  --------------  -------------
Balance at January 31, 1998      7,845,291  $   78,453  $   52,386,361   1,218,360  ($  4,521,068) ($  11,960,599) $  35,983,147
                             =============  ==========  ==============  ==========  =============  ==============  =============



See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                   FISCAL YEAR ENDED
                                                              -----------------------------------------------------------------
                                                                 JANUARY 31,           FEBRUARY 1,              FEBRUARY 3,
                                                                    1998                  1997                     1996
                                                              ------------------  ----------------------  ---------------------
                                                                                  (As Restated, Note 11)
Cash flows from operating activities:
  Net income (loss)                                           $     (11,432,570)   $         2,074,941    $          2,002,110
Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:
    Provision (benefit) for deferred taxes                                    -                380,528                (796,000)
    Capitalized preopening costs                                              -               (940,550)               (339,004)
    Provision for doubtful accounts                                   1,730,000                500,000                 310,000
    Provision/writedown for inventory losses                          1,810,000                190,000                       -
    Depreciation and amortization                                     4,697,816              3,771,508               3,299,746
    Provisions for impairment of assets                               2,200,000                      -                 814,308
    Loss on disposition of property and equipment                       314,818                169,159                 464,431
    Beneficial conversion feature of debentures                               -                529,412                       -
    Cumulative effect of change in accounting principle,
       net of tax benefit                                               631,418                      -                       -
    Change in assets and liabilities,
    (Increase) decrease in:
      Trade receivables:
          Customers                                                   5,358,686                716,959              (5,819,981)
          Affiliates                                                    653,657               (653,657)                      -
    Advances to suppliers                                            (2,587,318)              (712,058)              2,045,016
    Inventories                                                      10,162,581            (24,288,235)            (11,377,890)
    Prepaid expenses                                                   (186,798)              (747,225)                 43,198
    Due from related parties                                           (269,479)                34,689                (125,542)
    Tax refund receivable                                              (814,766)                     -                 378,681
    Other assets                                                       (539,266)              (123,998)                 40,795
    Increase (decrease) in:
    Accounts payable                                                 (5,861,438)            17,314,213              10,634,590
    Accrued expenses and other liabilities                            2,908,483              1,088,386                 399,585
    Income taxes payable                                               (816,105)             1,321,203                 (35,000)
    Negative goodwill                                                  (470,000)                    --                      --
                                                              -----------------    -------------------    --------------------
        Net cash provided by
          operating activities                                        7,489,719                625,275               1,939,043
                                                              -----------------    -------------------    --------------------
 Cash flows from investing activities:
     Additions to property and equipment                             (7,207,114)            (7,341,901)             (3,302,678)
     Proceeds from sale of other property                                     -                      -                 617,914
                                                              -----------------    -------------------    --------------------
       Net cash used in financing activities                         (7,207,114)            (7,341,901)             (2,684,764)
                                                              -----------------    -------------------    --------------------
Cash flows from financing activities:
    Net borrowings under bank line of credit and loans
       payable                                                        2,957,170              7,208,943                 954,356
    Net increase (decrease) in due to related parties                  (465,517)                90,000                  51,832
    Principal payments under capital lease obligations                 (952,805)              (639,892)               (374,113)
    Issuance of debentures                                                    -              2,935,361                       -
    Proceeds from issuance of common stock                                    -                956,250                       -
    Proceeds from exercise of stock options                             117,187                  8,250                  62,125
    Stock issuance costs                                               (160,092)                     -                       -
    Purchases of treasury stock                                      (1,865,958)            (2,531,787)               (123,323)
                                                              -----------------    -------------------    --------------------
      Net cash provided by (used in)
       financing activities                                            (370,015)             8,027,125                 570,877
                                                              -----------------    -------------------    --------------------
Increase (decrease) in cash and cash equivalents                        (87,410)             1,310,499                (174,844)
Cash and cash equivalents at beginning of period                      1,641,527                331,028                 505,872
                                                              -----------------    -------------------    --------------------
Cash and cash equivalents at end of period                            1,554,117    $         1,641,527    $            331,028
                                                              =================    ===================    ====================

See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS:

         Perfumania, Inc. ("Perfumania") and its subsidiaries (collectively, the "Company") is a specialty retailer and wholesaler of fragrances and related products. The Company's retail stores consist of stores located in regional malls, manufacturer's outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 31, 1998, February 1, 1997 and February 3, 1996 were 285, 262 and 194, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

         Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

         The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. As a result, fiscal year 1995 had an additional week (53 weeks, versus 52 weeks in fiscal years 1997 and 1996). In the accompanying notes, fiscal year 1997, 1996 and 1995 refers to the year ended January 31, 1998, February 1, 1997 and February 3, 1996, respectively.

MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to accounts receivable allowances, inventory reserves, self insurance healthcare reserve, long-lived asset impairments and estimated useful lives of property and equipment. Actual results could differ from those estimates.

BASIS OF PRESENTATION

         The Company incurred a loss of approximately $11 million during fiscal year 1997. As a result, the company was in default of certain of the covenants contained in its loan agreement. In May 1998, these defaults were waived and the loan was amended. Management's plans to improve the results of operations include, among other things, the introduction of a new line of products under its Nature's Elements cosmetic line, improving the effectiveness of its promotion practices, opening less stores in fiscal year 1998 and disposing of a number of non-designer fragrances currently in inventory.

         The Company, as part of its loan agreement, is subject to certain financial covenants among others, regarding 1998 net income and tangible net worth, as defined. If the Company were not able to return to profitability and, thus, be able to meet such covenants, the loan may become payable on demand, and, if unable to secure alternative financing, its operations and the realization of its assets may be seriously impaired. In management's opinion, the Company will be able to meet the required covenants.

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

PREOPENING EXPENSES

         Prior to fiscal 1997, the Company capitalized expenses associated with the opening of new retail locations and training of personnel. These costs typically included occupancy costs incurred prior to store opening, travel expenses, store managers' salaries and grand opening costs paid to the mall. The Company amortized these amounts over 18 months.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires the Company to expense preopening expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, does not require restatement of prior periods and is applied as of the beginning of the fiscal year in which the SOP is first adopted. The Company early adopted SOP 98-5 in fiscal 1997 and has reported the initial application as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended January 31, 1998. The effect of the change in accounting principle was to increase the net loss before cumulative effect of change in accounting principle reported for 1997 by approximately $733,000, or $0.10 per share.

INCOME TAXES

         Income tax expense is based principally on pre-tax financial income. Deferred tax assets and liabilities are recognized for the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS 128"), "Earnings Per Share," which establishes new standards for computing and presenting basic and diluted earnings per share. As required by SFAS No. 128, the Company adopted the provisions of the new standards and earnings per share for all periods have been restated to reflect the provisions of this statement.

         Basic income (loss) per common share is computed by dividing income
(loss) available to common stockholders, after giving effect in fiscal 1996 to the restatement related to the beneficial conversion feature in connection with convertible debt (Note 11), by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes the dilutive effect of those stock options where the option exercise prices were greater than the average market price of the common shares for the respective fiscal years.

         Basic and diluted earnings per share for income (loss) before cumulative effect of change in accounting principle is computed as follows:

                                                                                  FISCAL YEAR
                                                       ---------------------------------------------------------------------
                                                              1997                     1996                      1995
                                                       --------------------    -----------------------     -----------------
                                                                               (as restated,  Note 11)
Numerator:
  Income (loss) before cumulative
     effect of change in accounting principle                  ($10,801,152)   $             2,074,941     $       2,002,110
                                                       --------------------    -----------------------     -----------------

Denominator:
  Denominator for basic income
     (loss) per share                                             7,025,236                  7,183,462             6,973,670
  Effect of dilutive securities:
     Options to purchase common stock                                    --                    450,126                93,261
                                                       --------------------    -----------------------     -----------------
  Denominator for dilutive
     Income (loss) per share                                      7,025,236                  7,633,588             7,067,291
                                                       --------------------    -----------------------     -----------------

Income (loss) per share before cumulative effect
  of change in accounting principle:
Basic                                                                ($1.54)   $                  0.29     $            0.29
                                                       ====================    =======================     =================
Diluted                                                              ($1.54)   $                  0.27     $            0.28
                                                       ====================    =======================     =================

Antidilutive securities not included in the
  diluted earnings (loss) per share computation:
    Options to purchase common stock                              1,724,150                  1,472,861             1,255,539
    Exercise price                                              $2.75-$5.63                $2.75-$8.50           $2.75-$8.50



CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, trade receivables, advances to suppliers, accounts payable, bank line of credit, obligations under capital leases and loans payable approximate fair value as of January 31, 1998 and February 1, 1997.

ASSET IMPAIRMENT

         The Company reviews long-lived assets and makes a provision for impairment whenever events or changes in circumstances indicate that the projected cash flows of related activities may not provide for cost recovery.

STOCK BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for stock Issued to Employees ("APB 25"), and is providing proforma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied in measuring compensation expense for options granted in 1997 and 1996. In accordance with APB 25 compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

RECLASSIFICATION

         Certain fiscal 1996 and 1995 amounts have been reclassified to conform with the fiscal 1997 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to present certain information about operating segments and related information. The Company will adopt both statements in fiscal 1998. The Company believes that the adoption of these statements will not materially impact the manner of presentation of its financial statements as currently reported.

NOTE 3 - ACQUISITION:

         In November 1996, the Company acquired substantially all of the assets of Nature's Elements Holding Corporation ("Nature's") which included the service mark and trade name "Nature's Elements" and the stock of its subsidiary. Prior to the acquisition, all of Nature's liabilities, both at the parent and subsidiary level were transferred to a liquidating trust. Subsequent to the acquisition, the stock of the subsidiary was liquidated and the Company received inventory and store fixtures and assumed the obligation for 34 leases (including 1 seasonal store) for approximately $2.2 million, of which $1.7 million is represented by a note payable. The Company subsequently closed 10 locations, renovated 10 locations and the remaining locations will either be renovated or subleased by mid 1998. The acquisition was accounted for as a purchase and accordingly, Nature's results are included in the consolidated financial statements since the date of acquisition. The estimated fair value of the acquired assets exceeds the purchase price. The excess of estimated fair value of the assets acquired over cost was $3.5 million of which $3 million reduced the fair value of non-current assets acquired to a zero value and $0.5 million was allocated to negative goodwill, which was reduced to zero in 1997 due to writedown of inventory purchased. The assets and business acquired were not material in relation to consolidated financial statements.

NOTE 4 - STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information:

                                                               FISCAL YEAR ENDED
                                                   --------------------------------------------
                                                   JANUARY 31,      FEBRUARY 1,     FEBRUARY 3,
                                                      1998            1997             1996
                                                   -----------      -----------     -----------
Cash paid during the period for:
  Interest                                         $ 4,671,039      $ 3,459,563     $3,353,072
  Income taxes                                     $ 1,012,000      $    71,138     $   35,000

         Supplemental disclosures of noncash activities:

         The Company issued in 1996 a $1.7 million note payable due to the acquisition discussed in Note 3.

         In December 1996, the Company entered into an agreement with a vendor whereby approximately $3.6 million of accounts payable was converted to a note payable (see Note 8).

NOTE 5 - INVENTORIES:

         During 1997, the Company recorded a provision of $1,810,000 to reduce the carrying value of certain fragrances the Company intends to liquidate to management's best estimate of net realizable value.

NOTE 6 - PROPERTY AND EQUIPMENT:

         Property and equipment includes the following:

                                                                                     ESTIMATED
                                                 JANUARY 31,       FEBRUARY 1,      USEFUL LIVES
                                                    1998             1997            (IN YEARS)
                                                 -----------       -----------      ------------
Furniture, fixtures and equipment                $15,213,721       $14,555,269           5-7
Leasehold improvements                            14,995,361        13,384,693            10
                                                 -----------       -----------
                                                 $30,209,082       $27,939,962
Less: Accumulated depreciation
  and amortization                               (11,901,842)      (10,230,204)
                                                 ------------      -----------
                                                 $18,307,240       $17,709,758
                                                 ===========       ===========


NOTE 7 - RELATED PARTY TRANSACTIONS:

         Due from related parties consists of the following:

                                                                 JANUARY 31,          FEBRUARY 1,
                                                                    1998                  1997
                                                                ------------          -----------
              Amounts due from officers                         $   315,612           $    85,613
              Note receivable from shareholder                      457,243               417,763
                                                                -----------           -----------
                                                                $   772,855           $   503,376
                                                                ===========           ===========

    The note receivable from shareholder results from the sale of a condominium to the shareholder at net book value in 1991. The shareholder assumed the balance of the related mortgage and issued an unsecured note payable to the Company for $282,519, bearing interest at 9.5%. The note initially matured in December 1993 and has been subsequently renewed through December 1998.

         Purchases of products from a company affiliated through common ownership amounted to $21,436,855, $30,735,244, and $21,464,375, in fiscal year
1997, 1996 and 1995, respectively. The amount due to this company at January 31, 1998 and February 1, 1997, was $16,958,163 and $19,263,929, respectively.
Amounts due to this affiliate are non-interest bearing.

         Due to related parties at January 31, 1998 consists of a note payable on demand which bears interest at the same rate charged by the Company's major lender.

         Other income in fiscal year 1996 and 1995 includes $110,000 and $230,000, respectively, of warehousing fees received from an affiliated company.

NOTE 8 - BANK LINE OF CREDIT AND NOTES PAYABLE:

         The bank line of credit and notes payable consist of the following:

                                                                                   JANUARY 31,       FEBRUARY 1
                                                                                      1998             1997
                                                                                   -----------      -----------
Bank line of credit, bearing interest at the bank's
 prime rate plus 2% (10.5% at January 31, 1998),
 with weighted average rate of 10.5%, interest payable
 monthly, expiring on April 30, 1999, secured by a
 pledge of substantially all of the Company's assets                               $31,657,946      $29,883,357
Notes payable bearing interest ranging from approximately
 10.0% - 14.7%, with weighted average rates ranging from
 approximately 10.0% - 14.7%, payable in monthly installments ranging from $481 to $7,500 including interest, through July
 1999 secured by equipment                                                              61,374          176,783
Notes payable bearing interest ranging from approximately
 8.5% - 10.8%, with weighted average rates ranging from
 approximately 8.5% - 10.8% payable in monthly installments
 of $109,315, including interest, through December 2001,
 secured by fixtures                                                                 3,394,396        1,402,726
Note payable bearing interest at approximately
 10.25%, with weighted average rate
 of 10.25%, payable in monthly installments
 of $50,000, including interest, with final payment of $200,000 in
 November 1999 (See Note 3)                                                          1,119,744        1,592,417
Note payable bearing interest
 at approximately 10.25%, with
 weighted average rate of 10.25%, payable
 in monthly installments of $75,000,
 including interest, with final
 payment of $65,736 in November 2000 (See Note 4)                                    2,615,740        2,836,747
                                                                                   -----------      -----------
                                                                                    38,849,200       35,892,030
Less:  Current portion                                                             (34,139,766)     (31,372,171)
                                                                                   -----------      -----------
Long-term portion                                                                  $ 4,709,434      $ 4,519,859
                                                                                   ===========      ===========

         The aggregate maturities of the bank line of credit and notes payable at January 31, 1998 are as follows:

                    FISCAL YEAR
                    -----------
                        1998                         $ 34,139,766
                        1999                            2,657,665
                        2000                            1,635,811
                        2001                              415,958
                                                     ------------
                                                     $ 38,849,200
                                                     ============

         The Company's $35 million line of credit contains covenants requiring maintenance of minimum tangible net worth, book value and quarterly results. The line also contains limitations on additional borrowings, capital expenditures, number of new store openings, purchases of treasury stock and prohibits distribution of dividends. As of January 31, 1998, the Company was in breach of certain of the above covenants. As a result of these covenant violations, the Company incurred the default rate of interest, prime plus 4% (12.5%) from November 1997 through May 1998. On May 15, 1998, the bank agreed to waive the resulting defaults and its right to demand repayment of the line as a result of the Company's failure to meet such covenants and also extended the line of credit from April 1999 to April 2001. In connection with its waivers, the bank revised certain covenants.

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

NOTE 9 - IMPAIRMENT OF ASSETS:

         Based on reviews of the Company's retail store locations with significant negative cash flows, the Company recognized in fiscal years 1997 and 1995, non-cash charges of $2,200,000 and $814,308, respectively, representing a reduction of the carrying amounts of the impaired assets (fixtures and leasehold improvements) to their estimated recoverable amount. These impairment losses are included in "Provision for impairment of assets and store closings," in the Consolidated Statements of Operations for fiscal years 1997 and 1995. The "Provision for impairment of assets and store closings" in the Consolidated Statement of Operations also includes $314,818, $169,059 and $417,995 for the loss on disposition of property and equipment relating to retail stores which were closed during fiscal 1997, 1996 and 1995, respectively. It is management's intention to close a number of these stores as soon as practicable.

NOTE 10 - INCOME TAXES:

         The (provision) benefit for income taxes is comprised of the following amounts:

                                                           FISCAL YEAR ENDED
                                                -----------------------------------------
                                                JANUARY 31,    FEBRUARY 1,    FEBRUARY 3,
                                                   1998           1997           1996
                                                -----------    -----------    -----------
       Current:
          Federal                               $  814,766     ($1,084,088)      ($25,000)
          State                                   (459,000)       (182,244)       (30,000)
                                                ----------     -----------    -----------
                                                   355,766      (1,266,332)       (55,000)
                                                ----------     -----------    -----------
       Deferred:
         Federal                                   346,384        (380,339)       851,000
         State                                           -               -              -
                                                ----------     -----------    -----------
                                                   346,384        (380,399)       851,000
                                                ----------     -----------    -----------
      Total tax (provision) benefit              $ 702,150     ($1,646,731)      $796,000
                                                ==========     ===========    ===========

         The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                                              FISCAL YEAR ENDED
                                                ----------------------------------------------
                                                 JANUARY 31,       FEBRUARY 1,    FEBRUARY 3,
                                                    1998              1997          1996
                                                -------------    -------------    -------------
Benefit (provision) at federal statutory rates  $   4,066,060    $  (1,531,251)   $    (422,139)
Recognized net operating loss carryforward                 --          115,810          910,000
(Increase) reduction in the valuation
  allowance                                        (3,405,000)              --          404,000
Beneficial conversion feature
  of debentures                                            --         (205,000)              --
Other                                                  41,090          (26,290)         (95,861)
                                                -------------    -------------    -------------
(Provision) benefit for income taxes            $     702,150    $   1,646,731    $     796,000
                                                =============    =============    =============

         Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities:

                                                 JANUARY 31,     FEBRUARY 1,
                                                    1998            1997
                                                 -----------     -----------
Assets:
     Net operating losses carryforward           $   244,771    $        --
     Inventory                                     1,944,521        742,081
     Property and equipment                        1,283,375        255,100
     Allowance for doubtful accounts and other       319,011         71,235
     Reserves                                        714,970             --
     Other                                           118,208        159,359
                                                 -----------    -----------
Total deferred tax assets                          4,624,856      1,227,775
                                                 -----------    -----------
Valuation allowance                              $(3,405,000)            --
                                                 -----------    -----------
Liabilities:
      Deferred expenses                                   --       (354,303)
                                                 -----------    -----------
Total deferred tax liabilities                            --       (354,303)
                                                 -----------    -----------
Net deferred tax assets                          $ 1,219,856    $   873,472
                                                 ===========    ===========

         During fiscal 1997, the Company established a valuation allowance of $3,405,000 for deferred tax assets due to their uncertain realization. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

NOTE 11 - STOCKHOLDERS' EQUITY:

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

         In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the debt holders. Based on the market price of the Company's debentures at the date of issuance, the debentures issued by the Company had a beneficial conversion feature of $529,412 at such point in time. Because of the SEC announcement, the Company has restated its 1996 net income and net income per common share information to reflect such accounting treatment. The net effect of the restatement represents a non-cash interest charge to 1996 net income.

STOCK SUBSCRIPTION

         In March 1996, the Company sold 180,000 shares of common stock for approximately $956,000 in a private placement.

STOCK WARRANTS

         In connection with its initial public offering, the Company issued warrants to purchase 150,000 shares of common stock. The warrants were exercisable until December 19, 1996 at an exercise price equal to $12.75. The holders of such warrants attempted to exercise the warrants in fiscal 1996. The Company disputed the method of determining the exercise price for such warrants which resulted in litigation. During fiscal year 1997, the Company settled the litigation and agreed to issue an aggregate of 85,000 shares of common stock.

PREFERRED STOCK

         The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without stockholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 31, 1998, no preferred stock had been issued.

STOCK OPTION PLANS

         Under the Company's Stock Option Plan (the "Stock Option Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively, the "Plans"), 2,500,000 shares of Common Stock and 60,000 shares of Common Stock, respectively, are reserved for issuance upon exercise of options. The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the Common Stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 2,000 shares of Common Stock upon election as a director of the Company and an automatic grant of 4,000 shares of Common Stock upon such person's re-election as a director of the Company, in both instances at an exercise price equal to the fair value of the Common Stock on the date of grant.

         The Company uses the measurement prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Had compensation costs for the Company's Plans been determined based on the fair market value at the grant dates of options granted consistent with the method of SFAS 123, the Company's net (loss) income and diluted net (loss) income per share would have been reduced to the proforma amounts indicated below:

                                                                      1997                    1996
                                                                   ------------            ----------
                                                                                    (as restated, Note 11)
Net (loss) income                           As reported            $(11,432,570)           $2,074,941
                                            Proforma               $(11,939,613)           $1,946,867

Diluted net (loss) income  per share        As reported            $      (1.63)           $     0.27
                                            Proforma               $      (1.68)           $     0.26

         In calculating the proforma net (loss) income and net (loss) income per share for 1997 and 1996, the fair market value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1997 and 1996:

                                                                                 1997            1996
                                                                                 ----            ----
Expected life (years)                                                         3-7 years         4-7 years
Interest Rate                                                                  6.52%              6.39%
Volatility                                                                       39%                41%
Dividend yield                                                                    0%                 0%

         Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant. The Plans also authorize the Company to make loans to optionees to enable them to exercise their options.

         A summary of the Company's option activity, and related information for each of the three fiscal years ended January 31, 1998 follows:

                                             1997                            1996                             1995
                                 ------------------------------  ------------------------------  --------------------------------
                                                 WEIGHTED-                       WEIGHTED-                         WEIGHTED-
                                                   AVERAGE                         AVERAGE                          AVERAGE
                                    SHARES     EXERCISE PRICE       SHARES     EXERCISE PRICE       SHARES      EXERCISE PRICE
                                 ------------------------------  ------------------------------  --------------------------------
Outstanding at beginning of year    1,494,600      $3.19            1,348,800      $3.16            1,346,400       $3.13

Granted                               332,750       3.28              149,000       3.50              561,750        3.30
Exercised                             (37,500)      3.13               (2,000)      4.13              (19,000)       3.27
Cancelled                             (65,700)      3.84               (1,200)      2.96             (540,350)       3.23
                                 ------------------------------  ------------------------------  --------------------------------

Outstanding at end of year          1,724,150      $3.18            1,494,600      $3.19            1,348,800       $3.16
                                 ------------------------------  ------------------------------  --------------------------------

Options exercisable
  at end of year                    1,541,400      $3.14            1,475,500      $3.17            1,332,700       $3.15
Weighted-average fair value of
  options granted during the          332,750      $1.48              149,000      $1.49              561,750       $1.48
year

         The following table summarizes information about stock options outstanding at January 31, 1998:

                                     Options Outstanding                            Options Exercisable
----------------  ---------------------------------------------------   ------------------------------------
                                       Weighted-     Weighted-Average
   Range of                            Average          Remaining                         Weighted-Average
   Exercise            Number          Exercise        Contractual           Number           Exercise
    Prices           Outstanding        Price              Life           Outstanding           Prices
----------------  ---------------------------------  ----------------   ----------------  ------------------
$2.75 - $4.00          1,706,150        $3.17               7                 1,523,400         $3.13

$4.13 - $5.63             18,000         5.13               7                    18,000          5.13

                  ---------------------------------  ----------------   ----------------  ------------------
                       1,724,150        $3.18               7                 1,541,400         $3.14
                  ---------------------------------  ----------------   ----------------  ------------------


NOTE 12 - EMPLOYEE BENEFIT PLANS:

         The Company has a 401(k) Savings and Investment Plan ("the Plan"). Pursuant to such plan, participants may make contributions to the Plan up to a maximum of 15% of total compensation or $9,500 (or such higher amount as is prescribed by the Secretary of the Treasury for cost of living adjustments), whichever is less, and the Company, in its discretion, may match such contributions to the extent of 25% of the first 4% of a participant's contribution. The Company's matching contributions vest over a 5-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company's matching contributions during fiscal years 1997, 1996 and 1995 were not significant.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

         The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $50,000 and for annual Company medical claims which exceed approximately $2,000,000 in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known. The self-insurance reserve at January 31, 1998 was approximately $338,000.

         Effective February 1, 1995, the Company entered into three-year employment agreements with three of its executive officers. The Company also entered into a three-year employment agreement with one of its executive officers on August 11, 1996. The agreements provide for aggregate annual salaries of $900,000 to these officers subject to the higher of the increase in adjustments for cost-of-living or 5%. The agreements also contain a performance bonus plan and grant of stock options if the Company meets certain net income levels.

         The Company leases space for its office, warehouse and retail stores. The lease terms vary from one to ten years, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

         Rent expense for fiscal year 1997, 1996, and 1995 approximated $14,398,000, $11,223,000, and $10,131,000, respectively. Future minimum lease commitments under these operating leases at January 31, 1998 are as follows:

         FISCAL YEAR
         -----------
              1998                                               $13,149,475
              1999                                                12,723,204
              2000                                                11,169,489
              2001                                                 8,654,438
              2002                                                 6,056,774
            Thereafter                                            10,958,032
                                                                 -----------
              Total future minimum lease payments                $62,711,412
                                                                 ===========

         The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 31, 1998:

          FISCAL YEAR
          -----------
              1998                                         $1,239,705
              1999                                            512,713
              2000                                            250,698
              2001                                            180,039
              2002                                            147,676
                                                           ----------
         Total future minimum lease payment                 2,330,831
         Less:  amount representing interest                (366,876)
                                                           ----------
         Present value of minimum lease payments           $1,963,955
                                                           ==========

         The depreciation expense relating to capital leases is included in depreciation and amortization expense.

         At January 31, 1998, the Company had entered into 7 additional store leases at locations under construction. Future minimum lease commitments under these leases aggregate $4,647,000 the terms of which average approximately 7 years.

         In December of 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against the Company in the Southern District of New York for infringing upon their exclusive right to sell the Boucheron bottle. The plaintiffs' theory is based on the fact that they have a valid patent for the bottles and that Perfumania's sales of such bottles infringes upon their patent rights. The Company believes that a patent holder cannot in any way control by resort to an infringement suit the resale of a patented article which he has sold. The Company filed a motion to dismiss during February 1994. On March 20, 1995 the Court denied the Company's motion to dismiss and on April 14, 1995, the Company filed its answer to the complaint. Discovery is in progress.

         The Company is also involved in various other legal proceedings in the ordinary course of business.

         In the opinion of management and counsel, the ultimate outcome of the aforementioned litigation will not have a material effect on the accompanying financial statements.

         During 1997 and 1996, the Company made sales to L. Luria & Son, Inc, ("Luria's") in the amounts of $1,999,823 and $2,473,623, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. The committee of unsecured creditors in Luria's bankruptcy proceedings is investigating potential actions to recover substantial funds from alleged insiders of Luria's and their affiliates, which might include actions against the Company to recover amounts paid for merchandise sold to Luria's. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of legal counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

NOTE 14 - SEGMENT INFORMATION:

         The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                                            FISCAL YEAR ENDED
                                           --------------------------------------------
                                           JANUARY 31,      FEBRUARY 1,     FEBRUARY 3,
                                             1998              1997            1996
                                           ------------    ------------    ------------
Net sales:
  Wholesale                                $ 34,031,744    $ 30,316,598    $ 36,200,103
  Retail                                    129,561,815     108,603,129      92,956,403
                                           ------------    ------------    ------------
   Total net sales                         $163,593,559    $138,919,727    $129,156,506
                                           ============    ============    ============
Cost of goods sold:
  Wholesale                                $ 25,782,695    $ 22,702,968    $ 27,416,218
  Retail                                     70,027,123      56,066,785      49,572,385
                                           ------------    ------------    ------------
    Total cost of goods sold               $ 95,809,818    $ 78,769,753    $ 76,988,603
                                           ============    ============    ============
Gross profit:
  Wholesale                                $  8,249,049    $  7,613,630    $  8,783,885
  Retail                                     59,534,692      52,536,344      43,384,018
                                           ------------    ------------    ------------
    Total gross profit                     $ 67,783,741    $ 60,149,974    $ 52,167,903
                                           ============    ============    ============
Inventories:
  Wholesale                                $ 20,368,792    $ 32,051,346    $ 17,260,449
  Retail                                     52,769,050      53,059,077      38,754,052
                                           ------------    ------------    ------------
    Total inventories                      $ 73,137,842    $ 85,110,423    $ 56,014,501
                                           ============    ============    ============
Identifiable other assets:
  Wholesale                                $  5,079,320    $ 12,567,630    $ 13,187,640
  Retail                                     18,598,853      17,243,510      12,251,874
  Corporate                                  17,905,868      14,986,146      12,056,308
                                           ------------    ------------    ------------
    Total assets,
       Other than inventories              $ 41,584,041    $ 44,797,286    $ 37,495,822
                                           ============    ============    ============

Depreciation and amortization:
  Wholesale                                $          -    $          -    $          -
  Retail                                      4,697,816       3,771,508       3,299,746
                                           ------------    ------------    ------------
                                           $  4,697,816    $  3,771,508    $  3,299,746
                                           ============    ============    ============
Capital expenditures:
  Wholesale                                $          -    $          -    $          -
  Retail                                      6,831,944       6,798,159       2,888,019
  Corporate                                     375,170         543,742         414,659
                                           ------------    ------------    ------------
                                           $  7,207,114    $  7,341,901    $  3,302,678
                                           ============    ============    ============

         An unaffiliated customer of the wholesale segment accounted for approximately 8%, 11% and 7% of the consolidated net sales in fiscal year 1997, 1996 and 1995, respectively, and 18% and 71% of the consolidated net trade accounts receivable balance at January 31, 1998 and February 1, 1997, respectively.

         In fiscal year 1997, 1996 and 1995, the wholesale segment included foreign sales of approximately $1.7 million, $3.8 million and $9.0 million, respectively.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following table sets forth the Company's unaudited quarterly summarized financial data for the periods indicated (dollar amounts are in thousands). Certain of the quarterly information has been restated, as described below.

                                                     FISCAL YEAR 1997                     FISCAL YEAR 1996
                                             -----------------------------------   -------------------------------------
                                              1ST        2ND     3RD        4TH        1ST      2ND      3RD       4TH
                                              QTR        QTR     QTR        QTR        QTR      QTR      QTR       QTR
                                             -----------------------------------   -------------------------------------
Wholesale division                            $ 6,541  $  8,333  $   8,590  $10,568   $ 5,028   $ 6,116   $ 8,565   $10,608

Retail division                                23,447    28,952     30,185   46,978    18,192    22,755    26,012    41,644

Total net sales                                29,988    37,285     38,775   57,546    23,220    28,871    34,577    52,252
Gross profit                                   12,906    15,628     15,913   23,337     9,908    12,825    15,040    22,377

Income (loss) before cumulative effect of
  change in accounting principle               (1,998)    (457)    (1,226)   (7,122)   (1,718)      200       885     2,708
Cumulative effect of change in accounting
  principle                                      (632)       -          -         -         -         -         -         -
Net income (loss)                              (2,630)    (457)    (1,226)   (7,122)   (1,718)      200       885     2,708

Basic earnings (loss) per common share:
  Income (loss) before cumulative effect of
    change in accounting principle            $ (0.28) $ (0.06)  $  (0.17)  $ (1.05)  $ (0.26)  $  0.03   $  0.12    $ 0.37
 Cumulative effect of change in accounting
    principle                                 $ (0.09)      -          -         -         -         -         -         -
Net income (loss)                             $ (0.37) $ (0.06)  $  (0.17)  $ (1.05)  $ (0.26)  $  0.03   $  0.12    $ 0.37

Diluted earnings (loss) per common share:
  Income (loss) before cumulative effect of
  change in accounting principle              $ (0.28) $ (0.06)  $  (0.17)  $ (1.05)  $ (0.26)  $  0.03   $  0.11    $ 0.36
Cumulative effect of change in accounting
  principle                                   $ (0.09)      -          -         -         -         -         -         -
Net income (loss)                             $ (0.37) $ (0.06)  $  (0.17)  $ (1.05)  $ (0.26)  $  0.03   $  0.11    $ 0.36
% of total net sales for fiscal year             18.3%    22.8%      23.7%     35.2%     16.7%     20.8%     24.9%     37.6%
# of retail stores at end of each period          270      271        283       285       195       195       207       262
period

Net income (loss) as previously
  reported                                    $(2,039) $ (498)   $  (878)    $(7,555) $ (1,189) $   200   $   885    $2,708

Cumulative effect of change in
  accounting principle                           (564)     68        121          21         -        -         -         -

Provision for doubtful accounts                     -       -       (700)        700         -        -         -         -

Beneficial conversion feature of
  certain debt                                      -       -          -           -      (529)       -         -         -

Income tax (provision) benefit                    (27)    (27)       231        (288)        -        -         -         -

Net income (loss) as adjusted                 $(2,630) $ (457)   $(1,226)    $(7,122) $ (1,718) $   200   $   885    $2,708

Per Share Amounts:
  Basic:
     Net income (loss) as previously
       reported                               $ (0.29) $(0.07)   $ (0.12)    $ (1.11) $  (0.18) $  0.03   $  0.12    $ 0.37
     Cumulative effect of change in
       accounting principle                     (0.08)   0.01       0.02           -         -        -         -         -
     Provision for doubtful accounts                -       -      (0.10)       0.10         -        -         -         -
     Beneficial Conversion feature
       of certain debt                              -       -          -           -     (0.08)       -         -         -
     Income tax (provision) benefit                 -       -       0.03       (0.04)        -        -         -         -
     Net income (loss) as adjusted            $ (0.37) $(0.06)   $ (0.17)    $ (1.05) $  (0.26) $  0.03  $   0.12    $ 0.37

  Diluted:
     Net income (loss) as previously
       reported                               $ (0.29) $(0.07)   $ (0.12)    $ (1.11) $  (0.18) $  0.03   $  0.11    $ 0.36
     Cumulative effect of change in
       accounting principle                     (0.08)   0.01       0.02           -         -        -         -         -
     Provision for doubtful accounts                -       -      (0.10)       0.10         -        -         -         -
     Beneficial Conversion feature
       of certain debt                              -       -          -           -     (0.08)       -         -         -
     Income tax (provision) benefit                 -       -       0.03       (0.04)        -        -         -         -
     Net income (loss) as adjusted            $ (0.37) $(0.06)   $ (0.17)    $ (1.05) $  (0.26) $  0.03  $   0.11    $ 0.36



         In 1997, the Company recorded in the fourth quarter a provision for doubtful accounts in the amount of approximately $700,000 that should had been recorded in the third quarter based on available information at the time.

         As disclosed in Note 11, the Company has restated its net income and net income per common share for 1996 to account for the value attributable for the beneficial conversion feature on certain debt issued in March 1996. Accordingly, the Company's first quarter net income and net income per common share in the above table has been restated to reflect this change.

         As disclosed in Note 2, the Company changed its method of accounting for preopening expenses in 1997 and has reported the initial application as a cumulative effect of a change in accounting principle. Accordingly, the Company's net income and net income per common share for all quarters in 1997 in the above table has been restated to reflect this change.

         During the fourth quarter of fiscal year 1997, the Company recorded an impairment loss of $2,200,000 (see Note 9) and a reserve for inventory of $1,810,000 (see Note 5).

NOTE 16 - SUBSEQUENT EVENTS (UNAUDITED):

Retail store openings

         Subsequent to January 31, 1998 and through April 15, 1998, the Company has opened 6 stores.

                                PERFUMANIA, INC.

         SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                          ADDITIONS
                                                  --------------------------
                                                                    CHARGED
                                  BALANCE         CHARGES TO         OTHER                           BALANCE
                                 BEGINNING        COSTS AND         ACCOUNTS-       DEDUCTIONS       AT END OF
DESCRIPTION                      OF PERIOD          EXPENSE         DESCRIBE         DESCRIBE         PERIOD
-----------                      ---------        ----------        ---------       -----------      ---------
FOR THE YEAR ENDED
FEBRUARY 3, 1996:

Accounts receivable               $309,173          $310,000              -         ($146,369)(1)     $472,804

Inventory                          750,000                 -              -                 -          750,000

FOR THE YEAR ENDED
FEBRUARY 1, 1997:

Accounts receivable                472,804           500,000              -          (724,418)(1)      248,386

Inventory                          750,000           190,000              -                 -          940,000

FOR THE YEAR ENDED
JANUARY 31, 1998:

Accounts receivable                248,386         1,730,000              -        (1,273,432)(1)      704,954

Inventory                          940,000         1,810,000              -                --        2,750,000

Self insurance                          --           297,710        187,449(2)       (146,937)(3)      338,222

Valuation allowance               $     --        $3,405,000             --                --       $3,405,000

(1)      Represents amounts written off against accounts receivable.
(2)      Represents employee contributions.
(3)      Represents benefit/premium payments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of April 15, 1998 the Directors and Executive Officers of the Company were as follows:

NAME                  AGE          POSITION
Simon Falic           37       Chairman of the Board and Chief Executive Officer

Ron A. Friedman       38       President, Chief Financial Officer, Chief Operating Officer,
                               Treasurer, Secretary and Director

Jerome Falic          34       Vice President and Vice Chairman of the Board

Marc Finer            37       President of the Retail Division and Director

Claire Fair           38       Vice President of Human Resources

Robert Pliskin        75       Director

Daniel J. Manella     72       Director

Carole Ann Taylor     53       Director

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

         JEROME FALIC has been Vice President of the Company since the Company's inception in February 1988 and a Director of the Company since August 1994. Mr. Falic was appointed the Company's Vice Chairman of the Board, effective September 1, 1994. His principal responsibilities include purchases of all of the Company's inventory needs and sales for the Company's wholesale division. Mr. Falic is the brother of Simon Falic, the Company's Chairman of the Board and Chief Executive Officer.

         MARC FINER has been the President of the Company's Retail Division since March 29, 1994 and a Director of the Company since August 1994. Mr. Finer was the President of Parfums Expresso, Inc. and Parfums D'Arte, wholesale distributors of fragrances in Puerto Rico, from their inception in August 1986 until March 1994. (See Item 13 "Certain Relationships and Related Transactions").

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

         DANIEL J. MANELLA was appointed a Director of the Company in April 1992 and resigned May 20, 1998.

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

         The other information called for by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 1998 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information called for by this is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement
- 1998 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information called for by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 1998 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 1998 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

             (a)      The following documents are filed as part of this report:

                      (1)      Financial Statements

              An index to financial statements for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 appears on page 23.

                      (2)      Financial Statement Schedules

              The following statement schedules for the fiscal years ended January 31, 1998, February 1, 1997 and February 3, 1996 are submitted herewith:

                                                                                 ITEM FORM 10-K
                                                                                   NUMBER PAGE
         Schedule VIII - Valuation and Qualifying Accounts and Reserves               45

              All other financial schedules are omitted because they are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

                      (3) Exhibits

                                                                                                        Page Number or
                                                                                                        Incorporated by
Exhibit                     Description                                                                 Reference From
-------                     -----------                                                                 ---------------
3.1      Amended and Restated Articles of Incorporation                                                        (1)

3.2      Bylaws                                                                                                (2)

4.1      Warrant Agreement between the Company and Josephthal, Lyon & Ross Incorporated                        (3)

10.1     Executive Compensation Plans and Arrangements                                                         (5)
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

  (b)         Employment Agreement, dated as of February 1, 1995, between the Company and
              Jerome Falic

  (c)         Employment Agreement, dated as of February 1, 1995, between the Company and
              Ron Friedman

  (d)         Consulting Agreement, dated as of January 1, 1994, between the Company and
              Rachmil Lekach

  (e)         Consulting Agreement, dated as of May 2, 1995, between the Company and
              Ilia Lekach

10.3     Amendments to the Loan and Security Agreements between the Company and

         LaSalle National Bank dated July 29, 1994, and September 30, 1994                                     (5)

10.4     Amendments to the Loan and Security Agreements between the Company and LaSalle
         National Bank dated March 29, 1996                                                                    (6)

10.5     1991 Stock Option Plan, as amended                                                                    (6)

10.6     1992 Directors Stock Option Plan, as amended                                                          (6)

10.7     Regulation S 5% Convertible Debentures Agreement                                                      (6)

10.8     Regulation S Stock Subscription Agreement                                                             (6)

10.9     Amendments to the Loan and Security Agreements between LaSalle National
         Bank dated April 16, 1997                                                                             (7)

21.1     Subsidiaries of the Registrant                                                                        (6)

23.1     Consent of Price Waterhouse LLP                                                                       (8)

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

  (7) Incorporated by reference to the exhibit of the same description filed with the Company's 1996 Form 10-K (filed May 2, 1997)

  (8)    Filed herewith.

              (b)     Reports on Form 8-K
                      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 20, 1998                        PERFUMANIA, INC.

                                    By: /s/ Simon Falic
                                        --------------------------------------
                                        Simon Falic, Chairman of the Board
                                          and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                        TITLE                                           DATE
---------                                        -----                                           ----
/s/ Simon Falic                         Chairman of the Board and                            May 20, 1998
-------------------------------          Chief Executive Officer
Simon Falic

/s/ Ron A. Friedman                     President, Chief Financial Officer,                  May 20, 1998
-------------------------------          Chief Operating Officer, Treasurer,
Ron A Friedman                           Secretary and Director (principal
                                         financial and accounting officer)

/s/ Jerome Falic                        Vice President and Vice Chairman                     May 20, 1998
-------------------------------          of the Board
Jerome Falic

/s/ Marc Finer                          President of the Retail Division                     May 20, 1998
-------------------------------          and Director
Marc Finer

/s/ Robert Pliskin                      Director                                             May 20, 1998
-------------------------------
Robert Pliskin

/s/ Carole Ann Taylor                   Director                                             May 20, 1998
-------------------------------
Carole Ann Taylor
