Form 10-Q
period 1998-05-02
PERFUMANIA INC
filed 1998-06-16
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                   FOR THE QUARTERLY PERIOD ENDED MAY 2, 1998
                         COMMISSION FILE NUMBER 0-19714

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



                           COMMON STOCK $.01 PAR VALUE
                  OUTSTANDING SHARES AT MAY 2, 1998 - 7,930,291

                                TABLE OF CONTENTS

                                PERFUMANIA, INC.


                                     PART I
                              FINANCIAL INFORMATION



ITEM 1  FINANCIAL STATEMENTS

            Consolidated Balance Sheets...................................... 3

            Consolidated Statements of Operations............................ 4

            Consolidated Statements of Cash Flows............................ 5

            Notes to Condensed Consolidated Financial Statements............. 6


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS............................................... 9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                    MAY 2,               JANUARY 31,
ASSETS:                                                             1998                    1998
                                                             --------------------     ------------------
Current assets:
   Cash and cash equivalents                                          $1,283,615             $1,554,117
   Trade receivables, net of allowance for doubtful
      accounts of $734,954 and $704,954                                4,121,667              5,186,473
   Advances to suppliers                                               8,970,304              7,611,036
   Inventories, net of reserve of $2,463,000 and $2,750,000           70,173,025             73,137,842
   Prepaid expenses and other current assets                           1,876,783              2,086,118
   Tax refund receivable                                                 814,766                814,766
   Deferred tax asset, net                                             1,219,856              1,219,856
   Due from related parties                                              877,855                772,855
                                                             --------------------     ------------------
     Total current assets                                             89,337,871             92,383,063
Property and equipment, net                                           20,550,868             18,307,240
Leased equipment under capital leases, net                             1,919,259              2,266,674
Other assets, net                                                      1,842,095              1,764,906
                                                             --------------------     ------------------
                                                                   $ 113,650,093           $114,721,883
                                                             ====================     ==================
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Bank line of credit and current portion of notes payable           $36,385,159           $ 34,139,766
  Accounts payable - non affiliates                                   12,409,119             13,308,914
  Accounts payable - affiliates                                       18,980,005             16,958,163
  Accrued expenses and other liabilities                               6,389,155              6,848,923
  Income taxes payable                                                   387,542                505,098
  Current portion of obligations under capital leases                    897,600              1,030,340
  Due to related parties                                                 334,969                304,483
                                                             --------------------     ------------------
    Total current liabilities                                         75,783,549             73,095,687

Long-term portion of notes payable                                     4,484,599              4,709,434
Long-term portion of obligations under capital leases                    734,777                933,615
                                                             --------------------     ------------------
    Total liabilities                                                 81,002,925             78,738,736
                                                             --------------------     ------------------
Commitments and contingencies                                                 --                     --
                                                             --------------------     ------------------
Stockholders' equity
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued                                                   --                     --
  Common stock, $.01 par value, 25,000,000
    shares authorized, 7,930,291 and
    7,845,291 shares issued and outstanding                               79,303                 78,453
Capital in excess of par value                                        52,385,511             52,386,361
Treasury stock, at cost                                               (5,085,435)            (4,521,068)
Accumulated deficit                                                  (14,732,211)           (11,960,599)
                                                             --------------------     ------------------
    Total stockholders' equity                                        32,647,168             35,983,147
                                                             --------------------     ------------------
                                                                    $113,650,093           $114,721,883
                                                             ====================     ==================


See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Thirteen           Thirteen
                                                       Weeks Ended        Weeks Ended
                                                       May 2, 1998        May 3, 1997
                                                       -----------        ------------
Net sales:
   Unaffiliated customers                             $ 38,467,975        $ 28,946,685
   Affiliates                                                   --           1,042,039
                                                      ------------        ------------
                                                        38,467,975          29,988,724
                                                      ------------        ------------

Cost of goods sold:
   Unaffiliated customers                               23,662,458          16,040,684
   Affiliates                                                   --           1,042,039
                                                      ------------        ------------
                                                        23,662,458          17,082,723
                                                      ------------        ------------
     Gross profit                                       14,805,517          12,906,001
                                                      ------------        ------------

Operating expenses:
   Selling, general and administrative                  15,337,548          14,208,824
   Depreciation and amortization                         1,082,258           1,129,449
                                                      ------------        ------------
      Total operating expenses                          16,419,806          15,338,273
                                                      ------------        ------------


Loss from operations before other expense               (1,614,289)         (2,432,272)
Other expense                                           (1,157,323)           (897,988)
                                                      ------------        ------------
Loss before income taxes                                (2,771,612)         (3,330,260)
Benefit for income taxes                                        --          (1,332,104)
                                                      ------------        ------------
Net loss before cumulative effect of
   change in accounting principle                       (2,771,612)         (1,998,156)
Cumulative effect of change in
   accounting principle, net of
   income tax benefit of $380,958                               --            (631,418)
                                                      ------------        ------------
Net loss                                              $ (2,771,612)       $ (2,629,574)
                                                      ============        ============

Basic loss per common share:
  Net loss before cumulative effect of
     change in accounting principle                    $     (0.42)        $     (0.28)
  Cumulative effect of change in accounting
     principle, net of tax benefit                              --         $     (0.09)
                                                      ------------        ------------
   Net loss                                            $     (0.42)        $     (0.37)
                                                      ============        ============
Diluted loss per common share:
   Net loss before cumulative effect of
       change in accounting principle                  $     (0.42)        $     (0.28)
    Cumulative effect of change in accounting
       principle, net of tax benefit                            --         $     (0.09)
                                                      ------------        ------------
   Net loss                                            $     (0.42)        $     (0.37)
                                                      ============        ============

 Weighted average number of shares outstanding:
     Basic                                               6,560,354           7,120,571
     Diluted                                             6,574,597           7,195,622

See accompanying notes to consolidated financial statements.

                                 PERFUMANIA, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Thirteen           Thirteen
                                                              Weeks Ended         Weeks Ended
                                                              May 2, 1998         May 3, 1997
                                                              ------------        -----------
Cash flows from operating activities:
 Net loss                                                      $(2,771,612)       $(2,629,574)
Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:
  Provision for doubtful accounts                                   30,000             35,000
  Deferred tax benefit                                                  --         (1,332,104)
  Depreciation and amortization                                  1,082,258          1,129,449
  Loss on disposition                                                   --            115,000
  Cumulative effect of change in accounting
     principle, net of tax benefit                                      --            631,418
  Change in assets and liabilities,
  (Increase) decrease in:
      Trade receivables                                          1,034,806          2,965,801
      Advances to suppliers                                     (1,359,268)        (1,879,492)
      Inventories                                                2,964,817         (1,771,424)
      Other current assets                                         209,335            410,329
      Due from related parties                                    (105,000)                --
      Other assets                                                 (77,189)           (79,764)
  Increase (decrease) in:
     Accounts payable                                            1,122,047            981,186
     Accrued expenses and other current liabilities               (459,768)          (890,911)
     Income taxes payable                                         (117,556)          (982,000)
                                                               -----------        -----------
  Total adjustments                                              4,324,482           (667,512)
                                                               -----------        -----------
     Net cash provided by (used in) operating activities         1,552,870         (3,297,086)
                                                               -----------        -----------
Cash flows from investing activities:
    Additions to property and equipment                         (2,978,471)        (1,495,595)
                                                               -----------        -----------
      Net cash used in investing activities                     (2,978,471)        (1,495,595)
                                                               -----------        -----------
Cash flows from financing activities:
    Net borrowing and repayments under bank
       line of credit and notes payable                          2,020,558          4,964,657
    Net borrowing and repayment to related parties                  30,486            (15,517)
    Principal payments under capital lease obligations            (331,578)          (250,412)
    Purchases of treasury stock                                   (564,367)          (155,739)
                                                               -----------        -----------
Net cash provided by financing activities                        1,155,099          4,542,989
                                                               -----------        -----------
Decrease in cash and cash equivalents                             (270,502)          (249,692)
Cash and cash equivalents at beginning of period                 1,554,117          1,641,527
                                                               -----------        -----------
Cash and cash equivalents at end of period                     $ 1,283,615        $ 1,391,835
                                                               ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

       Cash paid for:
            Interest                                           $ 1,307,562        $   896,244
            Income Taxes                                           117,556            982,000

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

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of the Company, are necessary for a fair statement of the results for the periods indicated. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1998.

(2).  STOCKHOLDERS' EQUITY



                                                   CAPITAL
                          COMMON STOCK            IN EXCESS          TREASURY STOCK          ACCUMULATED
                    --------------------------      OF PAR      -------------------------     EARNINGS
                       SHARES         AMOUNT        VALUE        SHARES         AMOUNT        (DEFICIT)        TOTAL
                    -----------    -----------    -----------   ---------    ------------   -------------   ------------
Balance at
January 31, 1998      7,845,291    $    78,453    $52,386,361   1,218,360     ($4,521,068)   ($11,960,599)   $35,983,147

Purchases of
treasury stock               --             --             --     192,491        (564,367)             --       (564,367)

Issuance of
  common stock           85,000            850           (850)         --              --              --             --

Net loss for the
thirteen weeks
ended May 2, 1998            --             --             --          --              --      (2,771,612)    (2,771,612)
                    -----------    -----------    -----------   ---------    ------------   -------------   ------------

Balance at
May 2, 1998           7,930,291    $    79,303    $52,385,511   1,410,851     ($5,085,435)   ($14,732,211)   $32,647,168
                    -----------    -----------    -----------   ---------    ------------   -------------   ------------



(3).  BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes the dilutive effect of those stock options where the option exercise prices exceed the average market price of the common shares for the respective quarters.

4).  SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                                  Thirteen Weeks   Thirteen Weeks
                                                     Ended             Ended
                                                   May 2, 1998       May 3, 1997
                                                  --------------   --------------
Sales
     Wholesale                                     $13,467,930       $ 6,541,323
     Retail                                         25,000,045        23,447,401
                                                   -----------       -----------
          Total net sales                          $38,467,975       $29,988,724
                                                   -----------       -----------

Cost of goods sold
     Wholesale                                     $10,280,190       $ 5,084,973
     Retail                                         13,382,268        11,997,750
                                                   -----------       -----------
          Total cost of goods sold                 $23,662,458       $17,082,723
                                                   -----------       -----------

Gross profit
     Wholesale                                     $ 3,187,740       $ 1,456,350
     Retail                                         11,617,777        11,449,651
                                                   -----------       -----------
          Total gross profit                       $14,805,517       $12,906,001
                                                   -----------       -----------

Number of stores                                           284               270

                                                   May 2, 1998    January 31, 1998
                                                 --------------   ----------------

Inventory
---------
    Wholesale                                      $16,500,647       $20,368,792
    Retail                                          53,672,378        52,769,050
                                                   -----------       -----------

                                                   $70,173,025       $73,137,842
                                                   -----------       -----------

An unaffiliated customer of the wholesale segment accounted for approximately 23% and 6% of the consolidated net sales for the thirteen weeks ended May 2, 1998 and May 3, 1997, respectively, and 32% and 18% of the consolidated net trade accounts receivable balance at May 2, 1998 and January 31, 1998, respectively.

5).  RECENT ACCOUNTING PRONOUNCEMENT

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires the Company to expense preopening expenses as incurred. Previously, the Company had capitalized and amortized these expenses over 18 months. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, does not require restatement of prior periods and is applied as of the beginning of the fiscal year in which the SOP is first adopted. The Company early adopted SOP 98-5 in fiscal 1997 and reported the initial application as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended January 31, 1998. Accordingly, the Company's net loss and net loss per common share for the thirteen weeks ended May 3, 1997 in the accompanying Consolidated Statements of Operations has been restated to reflect this change. The effect of the change in accounting principle was to reduce the net loss before cumulative effect of change in accounting principle reported for the first quarter of 1997 by approximately $68,000.

6).  OTHER

During fiscal years 1997 and 1996, the Company made sales to L. Luria & Son, Inc. ("Luria's") in the amounts of $1,999,823 and $2,473,623, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. The committee of unsecured creditors in Luria's bankruptcy proceedings is investigating potential actions to recover substantial funds from alleged insiders of Luria's and their affiliates, which might include actions against the Company to recover amounts paid for merchandise sold to Luria's. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of legal counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

PART I.  FINANCIAL INFORMATION
ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF
         OPERATIONS




RISK FACTORS THAT MAY AFFECT FUTURE RESULTS
-------------------------------------------

     Perfumania does not provide forecasts of future financial performance. Forward-looking statements in this Form 10-Q and other Company reports and press releases are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and, in connection therewith, the Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

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

         DEPENDENCE ON LINE OF CREDIT. As discussed above, the Company experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. The Company utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on the Company's borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms. The Company's current line of credit contains financial covenants, including a net income covenant. Should the Company not be able to meet its covenants, its borrowing ability and thus, its operations will be seriously affected.

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

         ABILITY TO MANAGE GROWTH. While the Company has grown significantly over the past several years, there is no assurance that the Company will sustain the growth in the number of retail stores and revenues that it has achieved historically. The Company's growth is dependent, in large part, upon the Company's ability to open and operate new retail stores on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable store sites on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company's new stores will achieve sales and profitability comparable to existing stores, or that the opening of new locations will not cannibalize sales at existing locations.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At May 2, 1998 working capital was $13.6 million compared to $19.3 million at January 31, 1998. The decrease was primarily due to the current period loss as well as a reduction in the Company's trade receivables and inventories.

Net cash provided by operating activities during the thirteen weeks ended May 2, 1998 was approximately $1.6 million, principally as a result of the net change in the Company's trade receivables, advances to suppliers, inventories and accounts payable. At May 2, 1998, approximately $0.8 million of the Company's trade receivables were considered past due compared to $1.1 million at January 31, 1998. Of the $4.1 million in trade receivables, $1.3 million was due from one customer which also accounted for 66% of the Company's wholesale sales during the thirteen weeks ended May 2, 1998. The Company's sales to this customer are made on an open account terms and since late 1991 the Company has extended credit terms to this customer of up to one year. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

Net cash used in investing activities during the current period was approximately $3.0 million. This represents purchases of furniture, fixtures and equipment for store openings and renovations of existing stores during the first and second quarters.

Net cash provided by financing activities during the current period was approximately $1.2 million, which was primarily the result of an increase in the Company's use of its line of credit. In May 1998, the Company's $35 million line of credit was extended from April 1999 to April 2001, and certain covenants were revised.

During the thirteen weeks ended May 2, 1998, the Company opened nine stores and closed ten underperforming stores. At May 2, 1998, the Company operated 284 stores.

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended May 2, 1998 with the Thirteen Weeks Ended May 3, 1997.

Net sales increased 28.3% from $30.0 million in the first thirteen weeks of 1997 to $38.5 million in the first thirteen weeks of 1998. The increase in net sales was the result of a 105.9% increase in wholesale sales (from $6.5 million to $13.5 million), and a 6.6% increase in retail sales (from $23.4 million to $25.0 million). The increase in wholesale sales was primarily due to an increase in sales to the wholesale division's largest customer and continued efforts to reduce inventory levels. The increase in retail sales was principally due to the increase in the number of stores operated during the first thirteen weeks of 1998 compared to the first thirteen weeks of 1997. Comparable store sales during the current period were flat when compared to last year.

Gross profit increased 14.7% from $12.9 million in the first thirteen weeks of 1997 (43.0% of total net sales) to $14.8 million in the first thirteen weeks of 1997 (38.5% of net sales) primarily due to an increase in gross profit for the wholesale division. The decrease in gross profit as a percentage of sales is due primarily to the increase in wholesale sales as a percentage of total net sales during the current quarter. The wholesale division realizes significantly lower gross margins when compared to the retail division.

Gross profit for the wholesale division increased from $1.5 million in the first thirteen weeks of 1997 to $3.2 million in the first thirteen weeks of 1998 as a result of higher wholesale sales. As a percentage of net sales, gross profit for the wholesale division increased from 22.3% in the first thirteen weeks of 1997 to 23.7% in the first thirteen weeks of 1998.

Gross profit for the retail division increased to $11.6 million in the first thirteen weeks of 1998 from $11.4 million in the first thirteen weeks of 1997 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division decreased from 48.8% in the first thirteen weeks of 1997 to 46.5% in the thirteen weeks of 1998 primarily as a result of more promotional sales of merchandise at lower margins.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 7.1% from $15.3 million in the first thirteen weeks of 1997 to $16.4 million in the first thirteen weeks of 1998. The increase was primarily due to costs associated with the operation of 16 additional stores during the current period. As a percentage of net sales, operating expenses decreased from 51.2% in the first quarter of 1997 to 47.6% in the first thirteen weeks of 1998, due primarily to the increase in wholesale sales.

As a result of the foregoing, the Company had a net loss of $2,771,612, or $0.42 per diluted share, in the first thirteen weeks of 1998 compared to a net loss of $2,629,574 or $0.37 per share, in the first thirteen weeks of 1997. Excluding the cumulative effect of the change in accounting principle of $631,418 and a tax benefit of $1,332,104 in 1997, the loss for the first thirteen weeks of 1997 was $3,330,260 or $0.46 per diluted share.

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




                                          Perfumania, Inc.
                                          ------------------------------------
                                           (Registrant)




Date:  June 15, 1998             By:      /s/ Simon Falic
                                          ------------------------------------
                                          Simon Falic
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



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