Form 10-Q
period 1998-08-01
PERFUMANIA INC
filed 1998-09-15
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 1998
                         COMMISSION FILE NUMBER 0-19714

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



                                 YES [X] NO [ ]



                           COMMON STOCK $.01 PAR VALUE
                OUTSTANDING SHARES AT AUGUST 1, 1998 - 7,930,291

                                TABLE OF CONTENTS

                                PERFUMANIA, INC.

                                     PART I
                              FINANCIAL INFORMATION



ITEM 1  FINANCIAL STATEMENTS

            Consolidated Balance Sheets .............................      3

            Consolidated Statements of Operations ...................      4

            Consolidated Statements of Cash Flows ...................      5

            Notes to Condensed Consolidated Financial Statements ....      6


ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        CONSOLIDATED FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS .......................................      9

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                   August 1, 1998     January 31, 1998
                                                                   --------------     ----------------
ASSETS

Current assets:
  Cash and cash equivalents                                        $   1,684,815       $   1,554,117
  Trade receivables, less allowance for doubtful
   accounts of $764,954 and $704,954                                   6,007,315           5,186,473
  Advances to suppliers                                                8,738,460           7,611,036
  Inventories, net of reserve of $601,275 and $2,750,000              70,045,648          73,137,842
  Prepaid expenses and other current assets                            1,642,838           2,086,118
  Tax refund receivable                                                    7,277             814,766
  Net deferred tax asset                                               1,219,856           1,219,856
  Due from related parties                                               922,855             772,855
                                                                   -------------       -------------
     Total current assets                                             90,269,064          92,383,063
Property and equipment, net                                           21,879,902          18,307,240
Leased equipment under capital leases, net                             1,721,840           2,266,674
Other assets                                                           1,595,081           1,764,906
                                                                   -------------       -------------
                                                                   $ 115,465,887       $ 114,721,883
                                                                   =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                 $  37,066,722       $  34,139,766
  Accounts payable - non affiliates                                   14,645,466          13,308,914
  Accounts payable - affiliates                                       20,251,830          16,958,163
  Accrued expenses and other liabilities                               6,185,910           6,848,923
  Income taxes payable                                                   367,542             505,098
  Current portion of obligations under capital leases                    715,257           1,030,340
  Due to related parties                                                 345,437             304,483
                                                                   -------------       -------------
     Total current liabilities                                        79,578,164          73,095,687
                                                                   -------------       -------------

Long term portion of notes payable                                     3,843,270           4,709,434
Long-term portion of obligations under capital leases                    669,943             933,615
                                                                   -------------       -------------
     Total liabilities                                                84,091,377          78,738,736
                                                                   -------------       -------------
Commitments and contingencies                                                 --                  --
                                                                   -------------       -------------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                    --                  --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 7,930,291 and 7,845,291 shares issued
   and outstanding                                                        79,303              78,453
  Capital in excess of par                                            52,385,511          52,386,361
  Treasury stock                                                      (5,085,435)         (4,521,068)
  Accumulated deficit                                                (16,004,869)        (11,960,599)
                                                                   -------------       -------------
Total stockholders' equity                                            31,374,510          35,983,147
                                                                   -------------       -------------
                                                                   $ 115,465,887       $ 114,721,883
                                                                   =============       =============



See accompanying notes to consolidated financial statements

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                          THIRTEEN           THIRTEEN          TWENTY-SIX          TWENTY-SIX
                                         WEEKS ENDED        WEEKS ENDED        WEEKS ENDED         WEEKS ENDED
                                        AUGUST 1, 1998     AUGUST 2, 1997     AUGUST 1, 1998     AUGUST 2, 1997
                                        --------------     --------------     --------------     --------------
Net sales:
   Unaffiliated customers                $ 39,684,364       $ 36,095,848       $ 78,152,339       $ 65,042,533
   Affiliates                                      --          1,188,682                 --          2,230,721
                                         ------------       ------------       ------------       ------------
                                           39,684,364         37,284,530         78,152,339         67,273,254
                                         ------------       ------------       ------------       ------------
Cost of goods sold:
   Unaffiliated customers                  23,173,689         20,648,699         46,836,147         36,689,383
   Affiliates                                      --          1,007,553                 --          2,049,592
                                         ------------       ------------       ------------       ------------
                                           23,173,689         21,656,252         46,836,147         38,738,975
                                         ------------       ------------       ------------       ------------

Gross profit                               16,510,675         15,628,278         31,316,192         28,534,279
                                         ------------       ------------       ------------       ------------

Operating expenses:
  Selling, general and administrative      15,522,774         14,277,483         30,860,322         28,486,307
  Depreciation and amortization             1,094,215          1,156,772          2,176,473          2,286,221
                                         ------------       ------------       ------------       ------------
      Total operating expenses             16,616,989         15,434,255         33,036,795         30,772,528
                                         ------------       ------------       ------------       ------------


      Income (loss) from operations
       Before other expense                  (106,314)           194,023         (1,720,603)        (2,238,249)
Other expense                              (1,166,344)          (955,601)        (2,323,667)        (1,853,589)
                                         ------------       ------------       ------------       ------------
Loss before income taxes                   (1,272,658)          (761,578)        (4,044,270)        (4,091,838)
Benefit  for income taxes                          --           (304,631)                --         (1,636,735)
                                         ------------       ------------       ------------       ------------
Net loss before cumulative
  effect of change in accounting
  principle                                (1,272,658)          (456,947)        (4,044,270)        (2,455,103)
                                         ------------       ------------       ------------       ------------
Cumulative effect of change
  in accounting principle,
  net of income
  tax benefit of $380,958                          --                 --                 --           (631,418)
                                         ============       ============       ============       ============
Net loss                                 $ (1,272,658)      $   (456,947)      $ (4,044,270)      $ (3,086,521)
                                         ============       ============       ============       ============

Basic loss per common share:
  Net loss before cumulative
  effect of change in accounting
  principle                              $      (0.20)      $      (0.06)      $      (0.62)      $      (0.35)
Cumulative effect of change
  in accounting principle, net
  of tax benefit                                   --                 --                 --       $      (0.09)
                                         ------------       ------------       ------------       ------------
Net loss                                 $      (0.20)      $      (0.06)      $      (0.62)      $      (0.44)
                                         ------------       ------------       ------------       ------------
Diluted loss per common share:
  Net loss before cumulative
  effect of change in accounting
  principle                              $      (0.20)      $      (0.06)      $      (0.62)      $      (0.35)
Cumulative effect of change in
  accounting principle, net
  of tax benefit                                   --                 --                 --       $      (0.09)
                                         ------------       ------------       ------------       ------------
Net loss                                 $      (0.20)      $      (0.06)      $      (0.62)      $      (0.44)
                                         ------------       ------------       ------------       ------------

Weighted average number of
  shares outstanding:
  Basic                                     6,519,440          7,092,772          6,519,440          7,106,672
  Diluted                                   6,539,897          7,265,510          6,547,018          7,279,186



See accompanying notes to consolidated financial statements.

                                 PERFUMANIA, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             TWENTY-SIX        TWENTY-SIX
                                                                             WEEKS ENDED       WEEKS ENDED
                                                                            AUGUST 1, 1998    AUGUST 2, 1997
                                                                            --------------    --------------
Cash flows from operating activities:
 Net loss                                                                     $(4,044,270)      $(3,086,521)
 Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
    Benefit for deferred taxes                                                         --        (2,017,610)
    Provision for doubtful accounts                                                60,000           510,000
    Depreciation and amortization                                               2,176,473         2,286,221
    Loss on disposition                                                                --           138,350
    Cumulative effect of change in
      accounting principle                                                             --           631,418
    Change in assets and liabilities,
    (Increase) decrease in:
         Trade receivables                                                       (880,842)        1,762,490
         Advance to suppliers                                                  (1,127,424)       (3,958,056)
         Inventories                                                            3,092,194         2,836,474
         Other current assets                                                     443,280           497,597
         Due from related parties                                                (150,000)               --
         Tax refund receivable                                                    807,489                --
         Other assets                                                             169,825            70,593
    Increase (decrease) in:
         Accounts payable                                                       4,630,219        (1,114,859)
         Other current liabilities                                               (663,013)          (14,059)
         Income taxes payable                                                    (137,556)       (1,012,694)
                                                                              -----------       -----------
    Total adjustments                                                           8,420,645           615,865
                                                                              -----------       -----------
         Net cash provided by (used in) operating
           activities                                                           4,376,375        (2,470,656)
                                                                              -----------       -----------
  Cash flows from investing activities:
    Additions to property and equipment                                        (5,204,301)       (2,231,648)
                                                                              -----------       -----------
    Net cash used in investing activities                                      (5,204,301)       (2,231,648)
                                                                              -----------       -----------
  Cash flows from financing activities:
      Borrowings and repayments under loan payable                              2,060,792         5,774,104
      Repayments and loans to related parties                                      40,954           (15,517)
      Principal payments under capital lease obligations                         (578,755)         (477,107)
      Purchase of treasury stock                                                 (564,367)         (190,239)
                                                                              -----------       -----------
         Net cash provided by financing activities                                958,624         5,091,241
                                                                              -----------       -----------
    Increase in cash and cash equivalents                                         130,698           388,937
    Cash and cash equivalents at beginning of period                            1,554,117         1,641,527
                                                                              -----------       -----------
    Cash and cash equivalents at end of period                                $ 1,684,815       $ 2,030,464
                                                                              ===========       ===========

   Supplemental disclosure of cash flow information:
      Cash paid for:
          Interest                                                            $ 2,512,626       $ 2,323,228
          Income Taxes                                                            137,556         1,012,694



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

(2).  STOCKHOLDERS' EQUITY




                               COMMON STOCK              CAPITAL IN          TREASURY  STOCK
                       ------------------------------      EXCESS      ---------------------------     ACCUMULATED
                           SHARES           AMOUNT         OF PAR         SHARES         AMOUNT          DEFICIT          TOTAL
                       ------------      ------------   ------------   ------------   ------------    ------------    ------------
Balance at
January 31, 1998          7,845,291      $     78,453   $ 52,386,361      1,218,360   $ (4,521,068)   $(11,960,599)   $ 35,983,147

Issuance of
Common stock                 85,000               850           (850)            --             --              --              --

Purchases of
Treasury stock                   --                --             --        192,491       (564,367)             --        (564,367)

Net loss for the
Twenty-six weeks
Ended August 1, 1998             --                --             --             --             --      (4,044,270)     (4,044,270)
                       ------------      ------------   ------------   ------------   ------------    ------------    ------------


Balance at
August 1, 1998            7,930,291      $     79,303   $ 52,385,511      1,410,851   $ (5,085,435)   $(16,004,869)   $ 31,374,510
                       ============      ============   ============   ============   ============    ============    ============




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

                                     THIRTEEN WEEKS   THIRTEEN WEEKS    TWENTY-SIX       TWENTY-SIX
                                         ENDED            ENDED         WEEKS ENDED      WEEKS ENDED
                                     AUGUST 1, 1998   AUGUST 2, 1997   AUGUST 1, 1998   AUGUST 2, 1997
                                     --------------   --------------   --------------   --------------
Sales
    Wholesale                         $10,234,862      $ 8,332,664      $23,702,792      $14,873,987
    Retail                             29,449,502       28,951,866       54,449,547       52,399,267
                                      -----------      -----------      -----------      -----------
         Total net sales              $39,684,364      $37,284,530      $78,152,339      $67,273,254
                                      -----------      -----------      -----------      -----------

Cost of goods sold
    Wholesale                         $ 8,322,179      $ 6,168,258      $18,602,370      $11,253,231
    Retail                             14,851,510       15,487,994       28,233,777       27,485,744
                                      -----------      -----------      -----------      -----------
         Total cost of goods sold     $23,173,689      $21,656,252      $46,836,147      $38,738,975
                                      -----------      -----------      -----------      -----------

Gross profit
     Wholesale                        $ 1,912,683      $ 2,164,406      $ 5,100,422      $ 3,620,756
     Retail                            14,597,992       13,463,872       26,215,770       24,913,523
                                      -----------      -----------      -----------      -----------
          Total gross profit          $16,510,675      $15,628,278      $31,316,192      $28,534,279
                                      -----------      -----------      -----------      -----------


Number of stores                              286              271




                                                          AUGUST 1,       JANUARY 31,
                                                            1998             1998
                                                        -----------      -----------
INVENTORY
   Wholesale                                            $13,348,871      $20,368,792
    Retail                                               56,696,777       52,769,050
                                                        -----------      -----------
                                                        $70,045,648      $73,137,842
                                                        -----------      -----------



An unaffiliated customer of the wholesale segment accounted for approximately 12% and 7% of the consolidated net sales for the twenty-six weeks ended August 1, 1998 and August 2, 1997, respectively, and 15% and 53% of the consolidated net trade accounts receivable balance at August 1, 1998 and August 2, 1997, respectively.


(5) RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires the Company to expense preopening expenses as incurred. Previously, the Company had capitalized and amortized these expenses over 18 months. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, does not require restatement of prior periods and is applied as of the beginning of the fiscal year in which the SOP is first adopted. The Company early adopted SOP 98-5 in fiscal 1997 and reported the initial application as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended January 31, 1998. Accordingly, the Company's net loss and net loss per common share for the thirteen and twenty-six weeks ended August 2, 1997 in the accompanying Consolidated Statements of Operations has been restated to reflect this change. The effect of the change in accounting principle was to reduce the net loss before cumulative effect of change in accounting principle reported for the first twenty-six weeks of 1997 by approximately $136,000.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined as the change in equity arising from non-owner sources. It includes net income as well as foreign currency items, minimum pension liability adjustments, and unrealized gains and losses on certain investments in debt and equity securities. This statement is effective for fiscal years beginning after December 15, 1997. Comprehensive loss for the thirteen and twenty-six weeks ended August 1, 1998 was $1,272,658 and $4,044,270, respectively, as compared to comprehensive loss of $456,947 and $3,086,521 for the same periods in the prior year.

(6).  OTHER

During the fiscal years 1997 and 1996, the Company made sales to L. Luria & Son, Inc. ("Luria's") in the amounts of $1,999,823 and $2,473,623, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider in the liquidating plan or reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. In August 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida, to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of legal counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

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

         DEPENDENCE ON KEY PERSONNEL. Simon Falic, the Company's Chairman of the Board, President and Chief Executive Officer and Jerome Falic, the Company's Chief Merchandising Officer, are primarily responsible for the Company's merchandise purchases, and have developed strong, reliable relationships with suppliers, as well as customers of the Wholesale division in the United States, Europe, Asia and South America. The loss of service of either of these, or any of the Company's other current executive officers could have a material adverse effect on the Company.

         ABILITY TO MANAGE GROWTH. While the Company has grown significantly in the past several years, there is no assurance that the Company will sustain the growth in the number of retail stores and revenues that it has achieved historically. The Company's growth is dependent, in large part, upon the Company's ability to open and operate new retail stores on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable stores sites on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that the Company's new stores will achieve sales and profitability comparable to existing stores, or that the opening of new locations will not cannibalize sales at existing locations.

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

         OTHER. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. ("Luria's") in the United States Bankruptcy Court, Southern District of Florida. In August 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida, to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, new store additions and renovation of existing stores. For the first twenty-six weeks of fiscal 1998, these capital requirements have generally been satisfied by short term borrowings and cash flows from operations.

Net cash provided by operating activities during the twenty-six weeks ended August 1, 1998 was approximately $4.4 million, principally as a result of the net change in the Company's inventory, trade receivables, and accounts payable, which offset the net loss for the twenty-six week period. At August 1, 1998, approximately $0.9 million of the Company's trade receivables were considered past due compared to $1.1 million at January 31, 1998. Of the $6.0 million in trade receivables due from unaffiliated customers, $0.9 million was due from one customer which also accounted for 7% of the Company's wholesale sales during the thirteen weeks ended August 1, 1998. The Company's sales to this customer are made on an open account terms and since late 1991 the Company has extended credit terms to this customer of up to one year. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

Net cash used in investing activities during the current period was $5.2 million. This represents purchases of furniture, fixtures and equipment for new store openings and the renovation of existing stores during the first three quarters. The increase in 1998 capital expenditures is due to a higher level of both new store and remodel construction activity compared to 1997.

Net cash provided by financing activities during the current period was approximately $1.0 million, which was primarily the result of an increase in the Company's use of its line of credit. In May 1998, the Company's $35 million line of credit was extended from April 1999 to April 2001, and certain covenants were revised. Management believes that cash provided by operations together with borrowing under the Company's line of credit will be sufficient to fund estimated capital expenditures associated with the Company's scheduled opening of new stores through fiscal 1998 and other working capital requirements.

During the thirteen weeks ended August 1, 1998, the Company opened 9 stores and closed 7 stores. At August 1, 1998, the Company operated 286 stores.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED AUGUST 1, 1998 WITH THE THIRTEEN WEEKS ENDED AUGUST 2, 1997.

Net sales increased from $37.3 million in the thirteen weeks ended August 2, 1997, to $39.7 million in the thirteen weeks ended August 1, 1998. Wholesale sales increased by 22.8% (from $8.3 million to $10.2 million) and retail sales increased by 1.7% (from $29.0 million to $29.5 million). The increase in wholesale sales was due to continued efforts to reduce inventory levels. The increase in retail sales was principally due to the increase in the number of stores operated during the thirteen weeks ended August 1, 1998 compared to the thirteen weeks ended August 2, 1997. Comparable store sales during the current period decreased 4.4% when compared to last year.

Gross profit increased 5.7% from $15.6 million in the thirteen weeks ended August 2, 1997 (41.9% of net sales) to $16.5 million in the thirteen weeks ended August 1, 1998 (41.6% of net sales) primarily due to an increase in gross profit for the retail division.

Gross profit for the wholesale division decreased from $2.2 million in the thirteen weeks ended August 2, 1997 to $1.9 million in the thirteen weeks ended August 1, 1998. As a percentage of net sales, gross profit for the wholesale division decreased from 26.0% in the thirteen weeks ended August 2, 1997 to 18.7% in the thirteen weeks ended August 1, 1998, primarily as a result of lower margin sales.

Gross profit for the retail division increased to $14.6 million in the thirteen weeks ended August 1, 1998 from $13.5 million in the thirteen weeks ended August 2, 1997 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division increased from 46.5% in the thirteen weeks ended August 2, 1997 to 49.6% in the thirteen weeks ended August 1, 1998 primarily as a result of less promotional sales of merchandise at lower margins, as well as the introduction of a new private label bath, body and cosmetic line in the current quarter. Sales of this private label line yields gross margins significantly higher than the Company's fragrance sales.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 7.7% from $15.4 million in the thirteen weeks ended August 2, 1997 to $16.6 million in the thirteen weeks ended August 1, 1998. The increase was primarily due to costs associated with the operation of an average of 14 additional stores during the current period.

As a result of the foregoing, the Company had a net loss of $1,272,658, or ($0.20) per diluted share, in the thirteen weeks ended August 1, 1998 compared to a net loss of $456,947, or ($0.06) per diluted share, in the thirteen weeks ended August 2, 1997. Excluding the tax benefit of $304,631 in 1997, the loss for the thirteen weeks ended August 2, 1997 was $761,578 or ($0.11) per diluted share.


COMPARISON OF THE TWENTY-SIX WEEKS ENDED AUGUST 1, 1998 WITH THE TWENTY-SIX WEEKS ENDED AUGUST 2, 1997

Net sales increased 16.2% from $67.3 million in the twenty-six weeks ended August 2, 1997 to $78.2 million in the twenty-six weeks ended August 1, 1998. The increase in net sales was due to a 3.9% increase in retail sales (from $52.4 million to $54.5 million), and a 59.4% increase in wholesale sales (from $14.9 million to $23.7 million).

The increase in wholesale sales was primarily attributable to continued efforts to reduce inventory levels. The increase in retail sales was principally due to the increase in the number of stores operated during the twenty-six weeks ended August 1, 1998 compared to the twenty-six weeks ended August 2, 1997. Comparable store sales during the twenty-six weeks ended August 2, 1997 decreased 2.7% when compared to last year.

Gross profit increased 9.7% from $28.5 million in the twenty-six weeks ended August 2, 1997 (42.4% of net sales) to $31.3 million in the twenty-six weeks ended August 1, 1998 (40.1% of net sales) as a result of increases in both retail and wholesale sales. The decrease in gross profit as a percentage of sales is due to the increase in wholesale sales. Wholesale sales yield significantly lower margins compared to retail sales.

Gross profit for the wholesale division increased 40.8% from $3.6 million in the twenty-six weeks ended August 2, 1997 to $5.1 million in the twenty-six weeks ended August 1, 1998, primarily as a result of higher wholesale sales. As a percentage of net sales, gross profit for the wholesale division decreased from 24.3% in the twenty-six weeks ended August 2, 1997 to 21.5% in the twenty-six weeks ended August 1, 1998.

Gross profit for the retail division increased 5.2% from $24.9 million in the twenty-six weeks ended August 2, 1997 to $26.2 million in the twenty-six weeks ended August 1, 1998. The retail division's gross margin increased from 47.5% in the twenty-six weeks ended August 2, 1997 to 48.1% in the twenty-six weeks ended August 1, 1998 as a result of less promotional sales of merchandise at lower margins.

Operating expenses increased $2.3 million in the twenty-six weeks ended August 1, 1998 compared to the twenty-six weeks ended August 2, 1997. The increase was primarily due to costs associated with the operation of an average of 15 additional stores.

During the twenty-six weeks ended August 1, 1998 the Company had a net loss of $4,044,270 or ($0.62) per diluted share, compared to a net loss of $3,086,521 or ($0.44) per diluted share during the twenty-six weeks ended August 2, 1997. Excluding the cumulative effect of the change in accounting principle of $631,418 and a tax benefit of $1,636,735 in 1997, the loss for the first twenty-six weeks of 1997 was $4,091,838 or $($0.56) per diluted share.

                                PERFUMANIA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                    PERFUMANIA, INC.
                                    (Registrant)





Date:  September 10, 1998           By:  /s/ Simon Falic
                                         ------------------------------------
                                         Simon Falic
                                         Chairman of the Board, President and
                                         Chief Executive Officer
                                         (Principal Executive Officer)




                                    By:  /s/ Ron A. Friedman
                                         ------------------------------------
                                         Ron A. Friedman
                                         Chief Financial Officer,
                                         Treasurer, and Secretary
                                         (Principal Financial and
                                         Accounting Officer)