Form 10-Q
period 1998-10-31
PERFUMANIA INC
filed 1998-12-15
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   Quarterly Report under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 1998
                         Commission File Number 0-19714

                                PERFUMANIA, INC.


                     STATE OF FLORIDA I.R.S. NO. 65-0026340

                              11701 N.W. 101ST ROAD
                              MIAMI, FLORIDA 33178

                        TELEPHONE NUMBER: (305) 889-1600


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Ssection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.


                                 YES [X] NO [ ]



                           Common Stock $.01 Par value
               Outstanding Shares at october 31, 1998 - 6,519,440

                                TABLE OF CONTENTS

                                PERFUMANIA, INC.



                                     PART I
                              FINANCIAL INFORMATION



ITEM 1 FINANCIAL STATEMENTS

         Consolidated Balance Sheets ........................       2

         Consolidated Statements of Operations ..............       3

         Consolidated Statements of Cash Flows ..............       4

         Notes to Condensed Consolidated Financial Statements       5


ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       CONSOLIDATED FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS ................................       9


                                     PART II
                                OTHER INFORMATION


ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K .....................      13

         SIGNATURES .........................................      14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                     October 31, 1998    January 31, 1998
                                                                       -------------       -------------
ASSETS

Current assets:
  Cash and cash equivalents                                            $   1,806,154       $   1,554,117
  Trade receivables, less allowance for doubtful
   accounts of $794,954 and $704,954                                       5,638,831           5,186,473
  Advances to suppliers                                                    5,709,779           7,611,036
  Inventories, net of reserve of $235,336 and $2,750,000                  72,119,410          73,137,842
  Prepaid expenses and other current assets                                1,570,278           2,086,118
  Tax refund receivable                                                           --             814,766
  Net deferred tax asset                                                   1,219,856           1,219,856
  Due from related parties                                                   622,855             772,855
                                                                       -------------       -------------
     Total current assets                                                 88,687,163          92,383,063
Property and equipment, net                                               23,495,531          18,307,240
Leased equipment under capital leases, net                                 1,523,816           2,266,674
Other assets                                                               1,686,492           1,764,906
                                                                       -------------       -------------
                                                                       $ 115,393,002       $ 114,721,883
                                                                       =============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                     $  37,970,490       $  34,139,766
  Accounts payable - non affiliates                                       13,455,773          13,308,914
  Accounts payable - affiliates                                           24,976,620          16,958,163
  Accrued expenses and other liabilities                                   6,049,905           6,848,923
  Income taxes payable                                                       367,542             505,098
  Current portion of obligations under capital leases                        496,516           1,030,340
  Due to related parties                                                     356,352             304,483
                                                                       -------------       -------------
     Total current liabilities                                            83,673,198          73,095,687
                                                                       -------------       -------------
Long term portion of notes payable                                         3,586,527           4,709,434
Long-term portion of obligations under capital leases                        618,212             933,615
                                                                       -------------       -------------
     Total liabilities                                                    87,877,937          78,738,736
                                                                       -------------       -------------
Commitments and contingencies                                                     --                  --
                                                                       -------------       -------------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                        --                  --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 7,930,291 and 7,845,291 shares issued
   and outstanding                                                            79,303              78,453
  Capital in excess of par                                                52,385,511          52,386,361
  Treasury stock                                                          (5,085,435)         (4,521,068)
  Accumulated deficit                                                    (19,864,314)        (11,960,599)
                                                                       -------------       -------------
Total stockholders' equity                                                27,515,065          35,983,147
                                                                       -------------       -------------
                                                                       $ 115,393,002       $ 114,721,883
                                                                       =============       =============



See accompanying notes to consolidated financial statements

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                       Thirteen            Thirteen           Thirty-nine         Thirty-nine
                                                      Weeks Ended         Weeks Ended         Weeks Ended         Weeks Ended
                                                   October 31, 1998     November 1, 1997   October 31, 1998     November 1, 1997
                                                     -------------       -------------       -------------       -------------
Net sales:
   Unaffiliated customers                            $  37,084,488       $  38,753,773       $ 115,236,827       $ 103,796,306
   Affiliates                                                   --              21,257                  --           2,251,978
                                                     -------------       -------------       -------------       -------------
                                                        37,084,488          38,775,030         115,236,827         106,048,284
                                                     -------------       -------------       -------------       -------------
Cost of goods sold:
   Unaffiliated customers                               22,064,227          22,846,084          68,900,374          59,782,336
   Affiliates                                                   --              15,921                  --           1,818,644
                                                     -------------       -------------       -------------       -------------
                                                        22,064,227          22,862,005          68,900,374          61,600,980
                                                     -------------       -------------       -------------       -------------

Gross profit                                            15,020,261          15,913,025          46,336,453          44,447,304
                                                     -------------       -------------       -------------       -------------

Operating expenses:
  Selling, general and administrative                   16,765,194          16,008,318          47,625,516          44,494,625
  Depreciation and amortization                          1,104,130           1,206,312           3,280,603           3,492,533
                                                     -------------       -------------       -------------       -------------
      Total operating expenses                          17,869,324          17,214,630          50,906,119          47,987,158
                                                     -------------       -------------       -------------       -------------

      Loss from operations before other
       Expense                                          (2,849,063)         (1,301,605)         (4,569,666)         (3,539,854)
Other expense                                           (1,010,382)           (740,067)         (3,334,049)         (2,593,656)
                                                     -------------       -------------       -------------       -------------
Loss before income taxes                                (3,859,445)         (2,041,672)         (7,903,715)         (6,133,510)
Benefit  for income taxes                                       --             816,669                  --           2,453,404
                                                     -------------       -------------       -------------       -------------
Net loss before cumulative effect of
 change in accounting principle                         (3,859,445)         (1,225,003)         (7,903,715)         (3,680,106)
                                                     -------------       -------------       -------------       -------------
 Cumulative effect of change in
  acounting principle, net of income
  tax benefit of $380,958                                       --                  --                  --            (631,418)
                                                     -------------       -------------       -------------       -------------
  Net loss                                           $  (3,859,445)      $  (1,225,003)      $  (7,903,715)      $  (4,311,524)
                                                     =============       =============       =============       =============
Basic loss per common share:
  Net loss before cumulative effect
  of change in accounting principle                  $       (0.59)      $       (0.17)      $       (1.21)      $       (0.52)
  Cumulative effect of change in
  accounting principle, net of tax benefit                      --                  --                  --       $       (0.09)
                                                     -------------       -------------       -------------       -------------
Net loss                                             $       (0.59)      $       (0.17)      $       (1.21)      $       (0.61)
                                                     -------------       -------------       -------------       -------------
Diluted loss per common share:
  Net loss before cumulative effect
  of change in accounting principle                  $       (0.59)      $       (0.17)      $       (1.21)      $       (0.52)
  Cumulative effect of change in
  accounting principle, net of tax  benefit                     --                  --                  --       $       (0.09)
                                                     -------------       -------------       -------------       -------------
Net loss                                             $       (0.59)      $       (0.17)      $       (1.21)      $       (0.61)
                                                     -------------       -------------       -------------       -------------

Weighted average number of shares outstanding:
  Basic                                                  6,519,440           7,062,922           6,533,103           7,133,372
  Diluted                                                6,577,380           7,092,142           6,559,776           7,273,934





See accompanying notes to consolidated financial statements.

                                 PERFUMANIA, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Thirty-nine         Thirty-nine
                                                                              Weeks Ended         Weeks Ended
                                                                            October 31, 1998   November 1, 1997
                                                                              ------------       ------------
Cash flows from operating activities:
 Net loss                                                                     $ (7,903,715)      $ (4,311,524)
 Adjustments to reconcile net loss to net cash
    provided by operating activities:
    Provision for doubtful accounts                                                 90,000          1,270,000
    Benefit for income taxes                                                            --         (2,453,404)
    Depreciation and amortization                                                3,281,168          3,492,533
    Loss on disposition                                                                 --            239,970
    Cumulative effect of change in accounting principle                                 --            631,418
    Change in assets and liabilities,
    (Increase) decrease in:                                                             --
         Trade receivables                                                        (542,358)           411,606
         Advances to suppliers                                                   1,901,257         (2,512,357)
         Inventories                                                             1,018,432         (2,434,724)
         Other current assets                                                      515,840           (399,091)
         Due from related parties                                                  150,000                 --
         Tax refund receivable                                                     814,766                 --
         Other assets                                                               77,849            218,100
      Increase (decrease) in:
         Accounts payable                                                        8,165,316          6,894,941
         Other current liabilities                                                (799,018)           171,912
         Income taxes payable                                                     (137,556)        (1,012,694)
                                                                              ------------       ------------
    Total adjustments                                                           14,535,696          4,518,210
                                                                              ------------       ------------
         Net cash provided by operating activities                               6,631,981            206,686
                                                                              ------------       ------------
  Cash flows from investing activities:
    Additions to property and equipment                                         (7,726,036)        (4,701,006)
                                                                              ------------       ------------
         Net cash used in investing activities                                  (7,726,036)        (4,701,006)
                                                                              ------------       ------------
  Cash flows from financing activities:

      Borrowings and repayments under loan payable                               2,707,817          5,872,764
      Borrowings and repayments from related parties                                51,869             16,483
      Principal payments under capital lease obligations                          (849,227)          (845,627)
      Purchases of treasury stock                                                 (564,367)          (578,656)
                                                                              ------------       ------------
         Net cash provided by financing activities                               1,346,092          4,464,964
                                                                              ------------       ------------
    Increase (decrease) in cash and cash equivalents                               252,037            (29,356)
    Cash and cash equivalents at beginning of period                             1,554,117          1,641,527
                                                                              ------------       ------------
    Cash and cash equivalents at end of period                                $  1,806,154       $  1,612,171
                                                                              ============       ============

   Supplemental disclosure of cash flow information:
    Cash paid for:
          Interest                                                            $  3,582,915       $  3,421,770
          Income Taxes                                                             137,556          1,012,694




See accompanying notes to consolidated financial statements

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


(2).  STOCKHOLDERS' EQUITY

                            COMMON STOCK          CAPITAL IN          TREASURY STOCK
                      ------------------------      EXCESS        ------------------------   ACCUMULATED
                       SHARES       AMOUNT          OF PAR         SHARES        AMOUNT         DEFICIT          TOTAL
                      ---------   ------------    ------------    ---------   ------------    ------------    ------------
Balance at
January 31, 1998      7,845,291   $     78,453    $ 52,386,361    1,218,360   ($ 4,521,068)   ($11,960,599)   $ 35,983,147

Issuance of
common stock             85,000            850            (850)          --             --              --              --

Purchases of
treasury stock               --             --              --      192,491       (564,367)             --        (564,367)

Net loss for the
thirty-nine weeks
ended Oct. 31, 1998          --             --              --           --             --      (7,903,715)     (7,903,715)
                      ---------   ------------    ------------    ---------   ------------    ------------    ------------

Balance at
October 31, 1998      7,930,291   $     79,303    $ 52,385,511    1,410,851   $ (5,085,435)   $(19,864,314)   $ 27,515,065
                      ---------   ------------    ------------    ---------   ------------    ------------    ------------



(3).  BASIC AND DILUTED LOSS PER COMMON SHARE

Basic and diluted loss per share, net of cumulative effect of change in accounting principle, is computed as follows:


                                                                      Thirteen Weeks Ended
                                                               -----------------------------------
                                                               October 31, 1998   November 1, 1997
                                                               ----------------   ----------------
Net Loss                                                          $(3,859,445)      $(1,225,003)
                                                                  ===========       ===========

Weighted average number of shares outstanding used
   in basic earnings per share calculation                          6,519,440         7,062,922
                                                                  ===========       ===========

Basic loss per common share                                       $     (0.59)      $     (0.17)
                                                                  ===========       ===========

Weighted average number of shares outstanding used
    in basic earnings per share calculation                         6,519,440         7,062,922

Effect of dilutive securities:
Stock  options                                                         57,940            29,220
                                                                  -----------       -----------
Weighted average number of shares used in diluted
   earnings per share calculation                                   6,577,380         7,092,142
                                                                  ===========       ===========

Diluted net loss per common share                                 $     (0.59)      $     (0.17)
                                                                  ===========       ===========




                                                                     Thirty-nine Weeks Ended
                                                                -----------------------------------
                                                                October 31, 1998  November 1, 1997
                                                                ----------------  -----------------

Net Loss                                                          $(7,903,715)      $(4,311,524)
                                                                  ===========       ===========

Weighted average number of shares outstanding used
   in basic earnings per share calculation                          6,533,103         7,133,372
                                                                  ===========       ===========

Basic loss per common share                                       $     (1.21)      $     (0.61)
                                                                  ===========       ===========

Weighted average number of shares outstanding used
    in basic earnings per share calculation                         6,533,103         7,133,372

Effect of dilutive securities:
Stock  options                                                         26,673           140,562
                                                                  -----------       -----------
Weighted average number of shares used in diluted
   earnings per share calculation                                   6,559,776         7,273,934
                                                                  ===========       ===========

Diluted net loss per common share                                 $     (1.21)      $     (0.61)
                                                                  ===========       ===========


(4).  SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.


                                              THIRTEEN          THIRTEEN         THIRTY-NINE        THIRTY-NINE
                                             WEEKS ENDED       WEEKS ENDED       WEEKS ENDED        WEEKS ENDED
                                            OCT. 31, 1998      NOV. 1, 1997     OCT. 31, 1998      NOV. 1, 1997
                                             ------------      ------------      ------------      ------------

Sales
     Wholesale                               $  6,993,408      $  8,590,382      $ 30,696,200      $ 23,464,369
     Retail                                    30,091,080        30,184,648        84,540,627        82,583,915
                                             ------------      ------------      ------------      ------------
          Total net sales                    $ 37,084,488      $ 38,775,030      $115,236,827      $106,048,284
                                             ------------      ------------      ------------      ------------

Cost of goods sold
     Wholesale                               $  6,079,837      $  6,519,325      $ 24,682,207      $ 17,772,556
     Retail                                    15,984,390        16,342,680        44,218,167        43,828,424
                                             ------------      ------------      ------------      ------------
          Total cost of goods sold           $ 22,064,227      $ 22,862,005      $ 68,900,374      $ 61,600,980
                                             ------------      ------------      ------------      ------------

Gross profit
     Wholesale                               $    913,571      $  2,071,057      $  6,013,993      $  5,691,813
     Retail                                    14,106,690        13,841,968        40,322,460        38,755,491
                                             ------------      ------------      ------------      ------------
          Total gross profit                 $ 15,020,261      $ 15,913,025      $ 46,336,453      $ 44,447,304
                                             ------------      ------------      ------------      ------------
Number of stores                                      294               283





                                             October 31,       January 31,
                                                1998              1998
                                             -----------      -----------
INVENTORY
     Wholesale                               $12,547,590      $20,368,792
     Retail                                   59,571,820       52,769,050
                                             -----------      -----------
                                             $72,119,410      $73,137,842
                                             -----------      -----------


An unaffiliated customer of the wholesale segment accounted for approximately 8% and 7% of the consolidated net sales for the thirty-nine weeks ended October 31, 1998 and November 1, 1997, respectively, and 2% and 47% of the consolidated net trade accounts receivable balance at October 31, 1998 and November 1, 1997, respectively.

(5).  RECENT ACCOUNTING PRONOUNCEMENTS

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires the Company to expense preopening expenses as incurred. Previously, the Company had capitalized and amortized these expenses over 18 months. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, does not require restatement of prior periods and is applied as of the beginning of the fiscal year in which the SOP is first adopted. The Company early adopted SOP 98-5 in fiscal 1997 and reported the initial application as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended January 31, 1998. Accordingly, the Company's net loss and net loss per common share for the thirteen and thirty-nine weeks ended November 1, 1997 in the accompanying Consolidated Statements of Operations has been restated to reflect this change. The effect of the change in accounting principle was to reduce the net loss before cumulative effect of change in accounting principle reported for the first thirty-nine weeks of 1997 by approximately $258,000.

(6).  OTHER

During the fiscal years 1997 and 1996, the Company made sales to L. Luria & Son, Inc. ("Luria's") in the amounts of $1,999,823 and $2,473,623, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider in the liquidating plan or reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. In August 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida, to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. Management cannot presently predict the outcome of these matters.

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

         SEASONALITY. The Company has historically experienced higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Significantly higher fourth fiscal quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. The Company's quarterly results may also vary due to the level of wholesale sales, which is not predictable, as well as the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. A variety of factors affect the sales levels of new and existing stores, including the retail sales environment and the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions.

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

         DEPENDENCE ON KEY PERSONNEL. Jerome Falic, the Company's President and Simon Falic, the Company's Chief Operating Officer and Chief Financial Officer are primarily responsible for the Company's merchandise purchases, and have developed strong, reliable relationships with suppliers, as well as customers of the Wholesale division in the United States, Europe, Asia and South America. The loss of service of either of these, or any of the Company's other current executive officers could have a material adverse effect on the Company.

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

         OTHER. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. ("Luria's") in the United States Bankruptcy Court, Southern District of Florida. In August 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida, to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. Management cannot presently predict the outcome of these matters.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, new store additions and renovation of existing stores. For the first thirty-nine weeks of fiscal 1998, these capital requirements have generally been satisfied by short-term borrowings and cash flows from operations.

Net cash provided by operating activities during the thirty-nine weeks ended October 31, 1998 was approximately $6.6 million, principally as a result of the net change in the Company's trade receivables, advances to suppliers, inventories and accounts payable. At October 31, 1998, approximately $0.7 million of the Company's trade receivables were considered past due compared to $0.9 million at January 31, 1998. Of the $5.6 million in trade receivables due from unaffiliated customers at October 31, 1998, $0.1 million was due from one customer, which also accounted for 3.3% of the Company's wholesale sales during the thirteen weeks ended October 31, 1998. The Company's sales to this customer are made on an open account terms and since late 1991 the Company has extended credit terms to this customer of up to one year. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

Net cash used in investing activities during the thirty-nine weeks ended October 31, 1998 was $7.7 million. This represents purchases of furniture, fixtures and equipment for new store openings and the renovation of existing stores during fiscal 1998.

Net cash provided by financing activities during the thirty-nine weeks ended October 31, 1998 was approximately $1.3 million, which was primarily the result of an increase in the Company's use of its line of credit. In May 1998, the Company's $35 million line of credit was extended from April 1999 to April 2001, and certain covenants were revised. As of October 31, 1998, the Company was not in compliance with certain financial covenants required by the line of credit. Management is currently negotiating a waiver of this non-compliance with the Bank and believes that this waiver will be obtained.

Management believes that cash provided by operations together with the borrowing under the Company's line of credit will be sufficient to fund estimated capital expenditures associated with the Company's scheduled opening of new stores for at least the next twelve months and other working capital requirements.

During the thirty-nine weeks ended October 31, 1998, the Company closed nineteen stores and opened twenty-eight stores. At October 31, 1998, the Company operated 294 stores.


RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED OCTOBER 31, 1998 WITH THE THIRTEEN WEEKS ENDED NOVEMBER 1, 1997.

Net sales decreased $1.7 million from $38.8 million in the thirteen weeks ended November 1, 1997 to $37.1 million in the thirteen weeks ended October 31, 1998. The decrease in net sales was primarily the result of a $1.6 million decrease in wholesale sales (from $8.6 million to $7.0 million); retail sales were $30.1, compared to $30.2 million in the prior year. The decrease in retail sales was principally due to a 2.7% decrease in comparable store sales during the current period when compared to last year.

Gross profit decreased 5.6% from $15.9 million in the thirteen weeks ended November 1, 1997 (41.0% of net sales) to $15.0 million in the thirteen weeks ended October 31, 1998 (40.5% of total net sales) due primarily to the decrease in wholesale sales.

Gross profit for the wholesale division decreased from $2.1 million in the thirteen weeks ended November 1, 1997 to $0.9 million in the thirteen weeks ended October 31, 1998 as a result of lower wholesale sales and also lower margin wholesale sales. As a percentage of net sales, gross profit for the wholesale division decreased from 24.1% in the thirteen weeks ended November 1, 1997 to 13.1% in the thirteen weeks ended October 31, 1998.

Gross profit for the retail division increased 1.9% from $13.8 million in the thirteen weeks ended November 1, 1997 to $14.1 million in the thirteen weeks ended October 31, 1998 as a result of higher retail gross margins. As a percentage of net sales, gross profit for the retail division increased from 45.9% in the thirteen weeks ended November 1, 1997 to 46.9% in the thirteen weeks ended October 31, 1998 due primarily to less promotional sales of merchandise at lower margins.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased from $17.2 million in the thirteen weeks ended November 1, 1997 to $17.9 million in the thirteen weeks ended October 31, 1998. The increase was primarily due to costs associated with the operation of an average of 10 additional stores.

As a result of the foregoing, the Company had a net loss of $3,859,445, or ($0.59) per diluted share in the thirteen weeks ended October 31, 1998 compared to a net loss of $1,225,003, or ($0.17) per diluted share, in the thirteen weeks ended November 1, 1997. Excluding the tax benefit of $816,669 in 1997, the loss for the thirteen weeks ended November 1, 1997 was $2,041,672 or ($0.29) per diluted share.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998 WITH THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1997.

Net sales increased 8.7% from $106.0 million in the thirty-nine weeks ended November 1, 1997 to $115.2 million in the thirty-nine weeks ended October 31, 1998. The increase in net sales was due to a 30.8% increase in wholesale sales (from $23.5 million to $30.7 million), and a 2.4% increase in retail sales (from $82.6 million to $84.5 million).

The increase in wholesale sales was due to continued efforts to reduce inventory levels. The increase in retail sales was principally due to the increase in the number of stores operated during the thirty-nine weeks ended October 31, 1998 compared to the thirty-nine weeks ended November 1, 1997. Comparable store sales during the thirty-nine weeks ended October 31, 1998 decreased 2.7% when compared to last year.

Gross profit increased 4.3% from $44.5 million in the thirty-nine weeks ended November 1, 1997 (41.9% of net sales) to $46.3 million in the thirty-nine weeks ended October 31, 1998 (40.2% of net sales) primarily as a result of the increase in net sales. The decrease in gross profit as a percentage of sales is due to the increase in wholesale sales. Wholesale sales yield significantly lower margins compared to retail sales.

Gross profit for the wholesale division increased 5.7% from $5.7 million in the thirty-nine weeks ended November 1, 1997 to $6.0 million in the thirty-nine weeks ended October 31, 1998. As a percentage of net sales, gross profit for the wholesale division decreased from 24.3% in the thirty-nine weeks ended November 1, 1997 to 19.6% in the thirty-nine weeks ended October 31, 1998, primarily due to lower margin sales.

Gross profit for the retail division increased 4.0% from $38.8 million in the thirty-nine weeks ended November 1, 1997 to $40.3 million in the thirty-nine weeks ended October 31, 1998. The retail division's gross margin increased from 46.9% in the thirty-nine weeks ended November 1, 1997 to 47.7% in the thirty-nine weeks ended October 31, 1998 due primarily to less promotional sales of merchandise at lower margins.

Operating expenses increased $2.9 million in the thirty-nine weeks ended October 31, 1998 compared to the thirty-nine weeks ended November 1, 1997. The increase was primarily due to costs associated with the operation of an average of 13 additional stores.

During the thirty-nine weeks ended October 31, 1998 the Company had a net loss of $7,903,715 or ($1.21) per diluted share, compared to a net loss of $4,311,524 or ($0.61) per diluted share during the thirty-nine weeks ended November 1, 1997. Excluding the cumulative effect of the change in accounting principle of $631,418 and a tax benefit of $2,453,404 in 1997, the loss for the first thirty-nine weeks of 1997 was $6,133,510 or ($0.84) per diluted share.

PART II. OTHER INFORMATION
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      Exhibits

         Exhibit 27    Financial Data Schedule (for SEC use only) (1)



-----------------------
(1) Filed herewith.


(b) The Company did not file any reports on Form 8-K during the quarter ended October 31, 1998.

                                PERFUMANIA, INC.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                          PERFUMANIA, INC.
                                          (Registrant)






Date:  December 15, 1998                  By: /s/ Ilia Lekach
                                              ----------------------------------
                                              Ilia Lekach
                                              Chairman of the Board and
                                              Chief Executive Officer
                                              (Principal Executive Officer)




                                          By: /s/ Simon Falic
                                              ----------------------------------
                                              Simon Falic
                                              Chief Financial Officer,
                                              Treasurer and Secretary
                                              (Principal Financial and
                                              Accounting Officer)