Form 10-K
period 1999-01-30
PERFUMANIA INC
filed 1999-04-30
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended January 30, 1999
                                       OR

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

         As of April 15, 1999, the number of shares of the registrant's Common Stock outstanding was 7,397,360. The aggregate market value of the Common Stock held by non affiliates of the registrant as of April 15, 1999 was approximately $10.8 million, based on the closing price of the Common Stock ($2.34) as reported by the Nasdaq National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated to the Proxy Statement for the Annual Meeting of Shareholders of the company, which will be filed no later than 120 days after the close of the fiscal year end.

                               TABLE OF CONTENTS

                                     PART I

ITEM
                                                                          PAGE
                                                                          ----
1.  BUSINESS                                                                3

2.  PROPERTIES                                                             10

3.  LEGAL PROCEEDINGS                                                      10

4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                    11

                                    PART II

5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED                  12
    STOCKHOLDER MATTERS

6.  SELECTED FINANCIAL DATA                                                13

7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
    AND RESULTS OF OPERATIONS                                              15

7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS            25

8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                            26

9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING            53
    AND FINANCIAL DISCLOSURE

                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT                         54

11. EXECUTIVE COMPENSATION                                                 54

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND                    54
    MANAGEMENT

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                         54

                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS                    55
    ON FORM 8-K

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

                                     PART I

ITEM 1. BUSINESS

GENERAL

         Perfumania, Inc. ("Perfumania" or the "Company") is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of January 30, 1999, the Company operated a chain of 289 retail stores specializing in the sale of fragrances at discounted prices up to 60% below the manufacturer's suggested retail prices. The Company's wholesale division distributes approximately 1,100 stock keeping units (SKUs) of fragrances and related products to approximately 44 customers, including national and regional chains and other wholesale distributors throughout North America and overseas. The Company's wholesale business is managed and owned by the parent company, Perfumania, Inc. and the Company's retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc., a wholly owned subsidiary of Perfumania, Inc. The parent and subsidiary are separate and distinct legal entities, but for ease of reference in this Form 10-K, they are referred to as segments. See Item 6 for Selected Financial Data by segment.

RETAIL SEGMENT

         MARKETING AND MERCHANDISING. Each of the Company's retail stores offers approximately 175 different brands of fragrances for women and men at prices up to 60% below the manufacturer's suggested retail prices. Stores stock brand name and designer brands such as Estee Lauder(R), Fendi(R), Yves Saint Laurent(R), Fred Hayman(R), Karl Lagerfeld(R), Gucci(R), Ralph Lauren/Polo(R), Perry Ellis(R), Liz Claiborne(R), Giorgio(R), Hugo Boss(R), Halston(R), Christian Dior(R), Chanel(R) and Cartier(R). Historically, the Company has carried a narrow private line of bath and body and treatment under the name Jerome Privee. The Company has spent 1998 expanding, repackaging and redesigning its bath and body line. The new line includes approximately 250 SKU's and was reintroduced during April 1998. Also during 1998, the Company continued to develop its own private label Nature's Elements line of cosmetics, treatment and aromatherapy. The cosmetics line, which stresses quality for value, was introduced in May 1998. The treatment line was launched in the fourth quarter of 1998 and the aromatherapy line is expected during the fourth quarter of 1999. The Company believes that the continued expansion of its sales in the bath, body, cosmetic and treatment categories is very important to its future business. These private label lines could generate more frequent visits to the Company's stores and thereby increase sales. The Company also intends to continue to expand its gift accessories category by offering a wider assortment of vanity trays, perfume bottles and oil burners.

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

         INFORMATION SYSTEMS. The Company has a point-of-sale and management information system which integrates data from every significant phase of the Company's operations and provides the Company with information for planning, purchasing, pricing, distribution, financial and human resources decisions. The system also provides, on a real-time basis, information to manage store and warehouse inventories efficiently and to closely monitor individual store and each salesperson's performance. In addition, the system prepares price labels and pick orders and provides for automatic reordering, minimum and maximum stocking levels and optimum order quantities based on actual sales. Further, the system permits analysis of the Company's retail sales data based on product groups, items and manufacturers, enabling the Company to respond to changes in sales patterns. The management information system has bar scanners to record sales, track inventories and conduct physical inventories. The information system also has automated time and attendance modules to capture payroll information through the stores' point-of-sale systems, E-Mail systems allowing daily communication among the stores, district managers and the corporate office, and automated scheduling for store personnel. During the second quarter of 1999, the Company will upgrade the merchandising, inventory management and distribution and finance components of its management information system. During the third quarter of 1999, the Company intends to upgrade its register software so that it will be able to perform promotional discounts automatically, calculate bonuses for employees at store level, perform inventories at store level and expand its E-Mail and printing capabilities. The costs for improvements and upgrades to the Company's management information systems and related point-of-sale software are expected to be approximately $1.5 million in fiscal 1999. See "Year 2000" discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

         ACQUISITION. During November 1996, the Company acquired substantially all of the assets of Nature's Elements Holding Corporation (Nature's) which included the service mark and trade name "Nature's Elements" and the stock of its subsidiary. Prior to the acquisition, all of Nature's liabilities, both at the parent and subsidiary level were transferred to a liquidating trust. Subsequent to the purchase, the stock of the subsidiary was liquidated and the Company received inventory and store fixtures, and assumed the obligation for 34 leases (including 1 seasonal store). The Company has since closed 11 locations, renovated 18 locations during 1998 and the remaining locations will either be renovated or subleased during 1999. The Company continues to use the trade name Nature's Elements for its in-house developed cosmetic, treatment, aromatherapy and bath line.

         STORE LOCATION AND EXPANSION. Perfumania's 289 stores are located in 36 states, the District of Columbia and Puerto Rico, including 51 in Florida, 25 in New York, 26 in California and 21 in Texas. Perfumania's strategy for opening new stores is to seek locations throughout the United States principally in regional malls and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, the Company emphasizes opening additional stores in markets where it already has a presence. The Company also plans to expand into additional markets that it believes have a population density to support a cluster of stores. Prior to selecting new store locations, the Company analyzes, among other things, the potential adverse effect of competition from new stores on the sales of existing stores.

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

         Currently, the Company's average cost for opening a store is approximately $175,000, including equipment, furniture and fixtures, and other items (which average approximately $50,000 per store), build-out costs (which average approximately $120,000 per store), and preopening expenses, such as the hiring and training of new employees and travel (which average approximately $5,000 per store). In addition, initial inventory in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season. To supplement the inventory in its stores, the Company carries at least four months supply of inventory at its warehouse.

         Through April 15, 1999, the Company had opened 2 stores and closed 2 stores in fiscal year 1999. The Company opened 36 stores in fiscal year 1998, 40 stores in fiscal year 1997 (excluding 18 seasonal locations) and 74 stores in fiscal year 1996, (including 33 stores acquired from Nature's). The Company continuously monitors store performance and from time to time has closed underperforming stores, which typically have been older stores in undesirable locations. The Company attempts to schedule store closings after the Christmas holiday season. During fiscal year 1998, 1997 and 1996, the Company closed 32 stores, 17 stores and 6 stores, respectively. For fiscal 1999, the Company will slow its growth and focus on improving its existing stores profitability. The Company will open a maximum of 7 stores and will close 5 to 15 stores during 1999.

WHOLESALE SEGMENT

         The Company is one of the largest wholesale distributors of fragrances in the United States. The Company distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 1998 and 1997, the wholesale division sold to approximately 41 and 44 customers, respectively. One of the Company's customers accounted for 24.8% and 37.0% of net wholesale sales during fiscal year 1998 and 1997, respectively. Foreign wholesale sales during fiscal year 1998 were $2.9 million, compared to $1.7 million during fiscal year 1998. See Note 14 to the Company's Consolidated Financial Statements included in Item 8 hereof.

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

         Jerome Falic, the Company's President, is primarily responsible for activities of the wholesale division. The Company believes that Mr. Falic has developed strong, reliable relationships with suppliers and customers in the United States, Europe, Asia and South America. The Company continuously seeks to develop new supplier and customer relationships. The wholesale division works closely with the retail division when determining which merchandise to purchase on behalf of the Company and the retail division will frequently direct the wholesale division to locate and purchase particular products. The Company purchases merchandise on behalf of both the wholesale division and the retail division which, the Company believes, allows both divisions to benefit from the Company's supplier relationships and volume discounts thereby obtaining a more reliable source of inventory at lower prices than many other wholesalers or retailers of perfume.

         The Company believes that its ability to extend credit has been an important factor of wholesale sales. Most sales are made on open account terms, generally net 30 to 60 days following the receipt of goods. Other sales, with the exception of sales to the Company's largest customer, are made on a basis of cash on or in advance of delivery or upon receipt of a letter of credit. The receivable from the Company's largest customer was $0.1 million as of January 30, 1999, compared to $0.9 million as of January 31, 1998. Historically, the credit terms for this customer have been up to six months. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

SOURCES OF SUPPLY

         During fiscal years 1998 and 1997, the Company purchased fragrances from 155 and 126 different suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. The Company generally makes its purchases based on the most favorable available combination of prices, quantities and merchandise selection and, accordingly, the extent and nature of the Company's purchases from its various suppliers change constantly. As is customary in the perfume industry, the Company has no long-term or exclusive contract with any supplier.

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

         During fiscal 1998, less than 30 percent of the Company's merchandise was purchased from grey market sources. The Company's grey market sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information. As a result, the Company cannot determine specifically what portion of its merchandise purchased from grey market sources could be affected by the potential actions discussed above or actions on other grounds. See "Item 3. Legal Proceedings" for a description of certain pending litigation predicated on grounds of patent infringement. There can be no assurance that future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the secondary sources of supply used by the Company or any of the Company's business activities. In addition, there can be no assurance that the Company's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others.

DISTRIBUTION

         The Company's retail and wholesale operations are served by its warehouse in Miami, Florida. The lease for the facility expires in July 2003. The warehouse is approximately 139,000 square feet, of which 20,000 square feet is utilized as office space. The Company's wholesale division also utilizes space in a third party bonded warehouse.

         The Company delivers merchandise utilizing its own trucks to its South Florida stores and the Company utilizes independent national trucking companies to deliver merchandise to stores outside of the South Florida area. Deliveries generally are made weekly, with more frequent deliveries during the Christmas holiday season. Such deliveries permit the stores to minimize inventory storage space, and increase the space available for display and sale of merchandise. The Company ships merchandise to wholesale customers by truck, ship or plane. In addition, in order to expedite delivery of merchandise to its customers, the Company sometimes instructs its suppliers to ship merchandise directly to wholesale division customers.

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

EMPLOYEES

         At January 30, 1999, the Company had 1,834 employees, of whom 1,632 were employed in the Company's retail stores, 92 were employed in the Company's warehouse and distribution operations and the balance were employed in executive, administrative and other positions. Temporary and part-time employees are usually added during peak sales periods (principally between Thanksgiving and Christmas). None of the Company's employees are covered by a collective bargaining agreement and the Company considers its relationship with its employees to be good.

TRADE NAME AND SERVICE MARK

         The Company's stores use the trade name and service mark Perfumania(R). The Company also operates 18 stores under the trade name "Nature's Elements" (as of January 31, 1998; see "Acquisition"- page 5), 3 stores under the trade name "Class Perfumes" in malls where the Company also operates a Perfumania(R) store, and 10 stand-alone stores under the trade name "Perfumania Plus". The Company has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

RECENT DEVELOPMENTS

         In February 1999, the Company, through its wholly-owned subsidiary, Perfumania.com, Inc., began operation of an Internet commerce site, Perfumania.com. The Company intends to capitalize on its name recognition and cross marketing opportunities with its stores to become a top discount retailer of fragrance and related products on the Internet. All orders placed with the Internet site are shipped from the Company's existing distribution center in Miami, Florida.

         In April 1999, Perfumania.com, Inc. announced that it intends to make an initial public offering of its common stock. Perfumania.com, Inc. plans to raise approximately $15 - $20 million representing approximately 33% of the common stock to be outstanding following the offering. A registration statement for the offering is expected to be filed by the end of June 1999, and the offering should be completed as soon as practicable after the registration statement becomes effective. The net proceeds of the offering will be used for working capital and other general corporate purposes and also repayment of any outstanding indebtedness to the Company.

ITEM 2. PROPERTIES

         The Company's executive offices and warehouse are leased for a ten
(10) year period pursuant to a lease which currently provides for monthly rent of approximately $70,000 and specified annual increases thereafter.

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

         OTHER. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. ("Luria's") in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

         From time to time, the Company is involved in various legal proceedings in the ordinary course of business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 1998 the Company held its annual meeting of shareholders. At the annual meeting, the sharehoulders elected Ilia Lekach, Simon Falic, Jerome Falic, Marc Finer, Robert Pliskin and Carole Ann Taylor to the Board of Directors.


                                      TOTAL          SHARES        SHARES
                                     SHARES          VOTED          VOTED       ABSTAIN/         NON-
                                      VOTED           FOR          AGAINST      WITHHELD        VOTES
                                    ---------       ---------      -------      --------        -----
Ilia Lekach                         3,304,273       3,299,973         --         4,300            --
Simon Falic                         3,304,273       3,299,973         --         4,300            --
Jerome Falic                        3,304,273       3,299,973         --         4,300            --
Marc Finer                          3,304,273       3,299,973         --         4,300            --
Robert Pliskin                      3,304,273       3,299,973         --         4,300            --
Carole Ann Taylor                   3,304,273       3,299,973         --         4,300            --


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

FISCAL 1997                                        HIGH                 LOW
-----------                                      ---------           ---------
First Quarter                                    $ 3 11/16           $ 2 19/64
Second Quarter                                   $ 4 5/16            $ 2 7/8
Third Quarter                                    $ 3 7/8             $ 2 5/8
Fourth Quarter                                   $ 3 3/4             $ 2 1/4

FISCAL 1998                                        HIGH                 LOW
-----------                                      ---------           --------
First Quarter                                    $ 3 1/4             $ 2 1/4
Second Quarter                                   $ 2 13/16           $ 1 9/16
Third Quarter                                    $ 1 11/16           $13/32
Fourth Quarter                                   $12                 $17/32

         As of April 15, 1999, there were 81 holders of record of the 7,397,360 outstanding shares of Common Stock, not including security positions listings. The closing sales price for the Common Stock on April 15, 1999 was $2 15/16.

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

         The Company's fiscal year end is the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 1998 refers to the fiscal year that began on February 1, 1998 and ended on January 30, 1999.


                                                                              FISCAL YEAR ENDED
                                                --------------------------------------------------------------------------------
                                                 JANUARY 30,    JANUARY 31,      FEBRUARY 1,      FEBRUARY 3,     JANUARY 28,
                                                    1999            1998             1997             1996            1995
                                                -------------- --------------- ----------------- --------------- ---------------
                                                                     (In thousands, except for per share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales, wholesale division                         $40,466         $34,032           $30,317         $36,200         $38,484
Net sales, retail division                            134,790         129,562           108,603          92,957          77,094
                                                -------------  --------------- ----------------- --------------- ---------------
   Total net sales                                    175,256         163,594           138,920         129,157         115,578
                                                -------------  --------------  ----------------- --------------  --------------
Gross profit, wholesale division                        8,186           8,249             7,614           8,784           7,573
Gross profit, retail division                          60,196          59,535            52,536          43,384          36,076
                                                -------------  --------------  ----------------- --------------  --------------
   Total gross profit                                  68,382          67,784            60,150          52,168          43,649
                                                -------------  --------------  ----------------- --------------  --------------
Selling, general and administrative expenses           72,502          64,219            48,165          43,372          37,081
Provision for doubtful accounts                            --           1,730               500             310              27
Provision for potential inventory losses                3,765           1,810               190              --              --
Provision for impairment of assets and store
 closings                                               1,035           2,515               169           1,232             623
Depreciation and amortization                           4,480           4,698             3,772           3,300           2,903
                                                -------------  --------------  ----------------- --------------  --------------
  Total operating expenses                             81,782          74,972            52,796          48,214          40,634
                                                -------------  --------------  ----------------- --------------  --------------
Income (loss) from operations before other
  income (expense)                                    (13,400)         (7,188)            7,354           3,954           3,015
                                                -------------  --------------  ----------------- --------------  --------------
Other income (expense)
   Interest expense, net*                              (4,882)         (4,696)           (4,110)         (3,144)         (2,415)
   Other, net                                             645             762               478             396             357
                                                -------------  --------------  ----------------- --------------  --------------
Income (loss) before income taxes*                    (17,637)        (11,122)            3,722           1,206             957
(Provision) benefit for income taxes                   (1,337)            321            (1,647)            796             368
                                                -------------  --------------  ----------------- --------------  --------------
Income (loss) before cumulative effect of
  change in accounting principle*                     (18,974)        (10,801)            2,075           2,002           1,325
                                                -------------  --------------  ----------------- --------------  --------------
Cumulative effect of change in accounting
  principle, net of income tax benefit of
  $380,958                                                 --            (632)               --              --              --
Net income (loss)*                                   ($18,974)       ($11,433)           $2,075          $2,002          $1,325
                                                =============  ==============  ================= ==============  ==============
Weighted average shares outstanding:
  Basic                                             6,659,237       7,025,236         7,183,462       6,973,670       6,155,733
  Diluted                                           6,659,237       7,025,236          ,633,588       7,067,291       6,210,542
Basic income (loss) per share net of
  cumulative effect of change in
  accounting principle*                                ($2.85)         ($1.63)            $0.29           $0.29           $0.22
                                                =============  ==============  ================= ==============  ==============
Diluted income (loss) per share net of
  cumulative effect of change in
  accounting principle*                                ($2.85)         ($1.63)            $0.27           $0.28           $0.21
                                                =============  ==============  ================= ==============  ==============
*As disclosed  in Note 11 to the consolidated
 financial statement Statements, the net income
 and the net income per common share for
 1996 was restated to account for the value
 attributable to the beneficial conversion
 feature on certain debt issued  in 1996.

SELECTED OPERATING DATA:
Number of stores open at end of period                    289             285               262             194             175
Comparable store sales increase                             0%              0%              3.6%            4.1%            5.9%



                                                 JANUARY 30,    JANUARY 31,      FEBRUARY 1,      FEBRUARY 3,     JANUARY 28,
                                                    1999            1998             1997             1996            1995
                                                -------------- --------------  ----------------- --------------- ---------------
                                                                                (IN THOUSANDS)

BALANCE SHEET DATA:
Working capital (deficit)                         $(3,750)       $ 19,287          $ 33,157         $30,227         $26,865
Total assets                                       95,672         114,722           129,908          93,565          79,329
Long-term debt, less current portion(1)             2,933           5,643             5,708           1,815           1,367
Total stockholders' equity                         18,178          35,983            49,325          45,300          43,359


         The fiscal 1998 financial statements have been prepared assuming the Company will continue as a going concern. The Company has violated certain debt covenants contained in its bank line of credit agreement. These debt covenant violations have not been waived by the bank as of April 29, 1999 and there is no assurance that such waivers shall be obtained. See additional discussion under "Liquidity and Capital Resources" and Notes 2 and 8 of the consolidated financial statements.

(1)  Amount does not include long-term severance payables for fiscal 1998.

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


                                                                PERCENTAGE OF NET SALES
                                                ---------------------------------------------------------
                                                                      FISCAL YEAR
                                                ---------------------------------------------------------
                                                      1998                 1997                1996
                                                ----------------- --- ---------------- --- --------------
Net sales, wholesale division                          23.1%                20.8%               21.8%
Net sales, retail division                             76.9                 79.2                78.2
                                                -----------------     ----------------     --------------
         Total net sales                              100.0                100.0               100.0


Gross profit, wholesale division                       20.2                 24.2                25.1
Gross profit, retail division                          44.7                 46.0                48.4
                                                -----------------     ----------------     --------------
           Total gross profit                          39.0                 41.4                43.3

Selling, general and administrative expenses           41.4                 39.2                34.6
Provision for doubtful accounts                         --                   1.1                 0.4
Provision for potential inventory losses                2.1                  1.1                 0.1
Provision for impairment of assets and
  store closings                                        0.6                  1.5                 0.2

Depreciation and amortization                           2.6                  2.9                 2.7
                                                -----------------     ----------------     --------------
           Total operating expenses                    46.7                 45.8                38.0
                                                -----------------     ----------------     --------------

           Income (loss) from operations
             before other income (expenses)            (7.7)                (4.4)                5.3
                                                -----------------     ----------------     --------------

Other income (expense):
          Interest, net                                (2.8)                (2.9)               (2.9)
          Other, net                                    0.4                  0.5                 0.3
                                                -----------------     ----------------     --------------
Income (loss) before income taxes*                    (10.1)                (6.8)                2.7
                                                -----------------     ----------------     --------------
(Provision) benefit for income taxes                   (0.8)                 0.2                (1.2)
                                                -----------------     ----------------     --------------
 Income (loss) before cumulative effect
    of change in accounting principle                 (10.9)                (6.6)                1.5
                                                -----------------     ----------------     --------------
Cumulative effect of change in
   accounting principle, net of
   income tax benefit                                  --                   (0.4)               --
                                                -----------------     ----------------     --------------
Net income (loss)*                                   (10.9%)               (7.0%)               1.5%
                                                =================     ================     ==============


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

         DEPENDENCE ON LINE OF CREDIT. As discussed above, the Company experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. The Company utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on the Company's borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms. The Company has violated certain debt covenants contained in its bank line of credit agreement. These debt covenant violations have not been waived by the bank as of April 30, 1999 and there is no assurance that such waiver will be obtained. See additional discussion under "Liquidity and Capital Resources."

         DEPENDENCE ON KEY PERSONNEL. Jerome Falic, the Company's President, is primarily responsible for the Company's merchandise purchases, and has developed strong, reliable relationships with suppliers, as well as customers of the Wholesale division in the United States, Europe, Asia and South America. The loss of service his, or any of the Company's other current executive officers could have a material adverse effect on the Company.


         QUALIFIED ACCOUNTANTS' REPORT. In reporting on the Company's audited consolidated financial statements as of January 30, 1999 and January 31, 1998 and for each of the three years in the period ended January 30, 1999, the report of the Company's independent accountants contained an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. Such factors include recurring net losses in fiscal 1998 and 1997 and a loan default, which has not yet been waived by the bank as of April 29, 1999, on its bank line of credit agreement as a result of its violation of certain debt covenants.

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

         YEAR 2000 READINESS. The Year 2000 issue is the result of computer and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Year 2000 problem will impact the Company and its business partners, a preliminary assessment of the Year 2000 exposure has been made by the Company and, primarily because the Company's major management information systems are in the process of being upgraded, the Company believes it will be able to achieve Year 2000 readiness for its internal systems by the fourth quarter of 1999. The Company is also developing a plan of communication with significant business partners to obtain appropriate assurances that the Year 2000 issues are resolved in a timely manner. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. However, estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, and the ability to correct all relevant applications and third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, a significant portion of the purchases from the Company's stores are made with credit cards, and the Company's operations may be materially adversely affected to the extent its customers are unable to use their credit cards due to Year 2000 problems that are not remedied by their credit card vendors.

         OTHER. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. ("Luria's") in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

RESTATEMENT OF 1996 NET INCOME PER COMMON SHARE TO REFLECT RECENT SEC ANNOUNCEMENT REGARDING CERTAIN TREATMENT OF CONVERTIBLE DEBT TRANSACTIONS

         In a 1997 announcement, the staff of the Securities and Exchange Commission ("SEC") indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount reflects at that time an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the debt holders. In March 1996, the Company issued $3,000,000 of 5% Convertible Debentures (the "Debentures") in a Regulation S offering to non-U.S. persons. The debentures were convertible into shares of common stock of the Company at any time after May 21, 1996. Based on the market price of the Company's common stock, the debentures had a beneficial conversion feature of $529,412 at such point in time. Because of the SEC announcement, the Company has restated its 1996 net income and net income per common share information to reflect such accounting treatment. The net effect of the restatement represents a non-cash interest charge in the determination of net income.

COMPARISON OF FISCAL YEARS 1998 AND 1997

     Net sales increased 7.1% from $163.6 million in fiscal year 1997 to $175.3 million in fiscal year 1998. The increase in net sales during fiscal year 1998 was due to a 4.0% increase in retail sales (from $129.6 million to $134.8 million), and a 18.9% increase in wholesale sales (from $34.0 million to $40.5 million). The increase in retail sales was principally due to an increase in the number of stores operated during fiscal year 1998 compared to fiscal year 1997, as comparable store sales were flat compared to the prior year. The Company believes that various sales promotions held during the year to stimulate sales and reduce inventory levels resulted in lower average sales per customer, which contributed to the flat comparable store sales. The Company operated 289 and 285 stores at the end of fiscal years 1998 and 1997, respectively. The increase in wholesale sales was due to the Company's efforts to reduce inventory levels of certain non-designer fragrances.

     Gross profit increased 0.8% from $67.8 million in fiscal year 1997 (41.4% of total net sales) to $68.4 million in fiscal year 1998 (39.0% of total net sales) as a result of higher sales and gross profit in the retail division offset by lower gross profit in the wholesale division.

     Gross profit for the wholesale division remained flat at $8.2 million in fiscal years 1997 and 1998. The wholesale division's gross margin in fiscal 1998 was 20.2% compared to 24.2% in fiscal year

1997. The decrease in gross margin was due to the increase in sales of non-designer fragrances in the wholesale division and the overall ratio of wholesale sales to retail sales in fiscal year 1998. Wholesale sales historically yield a lower gross margin when compared to retail sales.

     Gross profit for the retail division increased 1.1% from $59.5 million in fiscal year 1997 to $60.2 million in fiscal year 1998, principally as a result of higher retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased from 46.0% in fiscal year 1997 to 44.7% in fiscal year 1998. The decrease was due to store promotions discussed above as well as increases in freight expense and inventory shrinkage.

     Operating expenses increased $6.8 million in fiscal year 1998 compared to fiscal year 1997, due principally to 1) a $8.3 million increase in selling, general and administrative expenses, which includes a non-recurring charge of $1.9 million related to severance agreements with two executive officers, 2) a $1.0 million provision for disposition of fixed assets relating to retail stores which were either closed during fiscal year 1998, or are scheduled to close during fiscal year 1999 and 3) a $3.8 million provision for potential inventory losses. The increase in selling, general and administrative expense was primarily the result of increases in rent, payroll and other costs associated with the operation of an average of 10 additional stores during fiscal year 1998. Depreciation and amortization decreased $0.2 million in fiscal year 1998 compared to fiscal year 1997. As a percentage of net sales, operating expenses increased from 45.8% in fiscal year 1997 to 46.6% in fiscal year 1998.

     Interest expense (net) increased 4.6% from $4.7 million in fiscal year 1997 to $4.9 million in fiscal 1998. The increase was principally due to increased use of lease financing for new store furniture and fixtures. See "Liquidity and Capital Resources".

     The provision for income taxes in fiscal 1998 was $1.3 million, which includes an increase in the valuation allowance of $1.2 million to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to the Company's recurring losses.

     As a result of the foregoing, the Company had a net loss of $18.9 million in fiscal 1998 compared to a net loss of $11.4 million in fiscal 1997.

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

     Operating expenses increased $22.2 million in fiscal year 1997 compared to fiscal year 1996, due principally to 1) a $16.1 million increase in selling, general and administrative expenses, which includes $1.7 million of losses suffered from operating its Nature's Elements stores prior to their conversion and/or closure, 2) a $2.4 million increase in provision for impairment of assets and store closing, 3) a $1.2 million write off of accounts receivable from L. Luria & Son, Inc. and 4) a $1.8 million provision for potential inventory losses. The increase in selling, general and administrative expense was primarily the result of increases in rent, payroll and other costs associated with the operation of an average of 64 additional stores during fiscal year 1997. The average number of stores during fiscal 1997 includes 20 temporary holiday only stores. The Company intends to continue to use temporary stores in an effort to reduce its inventories. The increase in provision for doubtful account occurred primarily because of increased write offs of wholesale accounts receivable. See "Liquidity and Capital Resources". After performing a review of certain retail store locations with significant negative cash flows, the Company recognized a non-cash impairment charge of $2.2 million, representing a reduction of the carrying amounts of fixed assets at those store locations to their estimated recoverable amounts. The Company also recorded a loss of $0.3 million on disposition of fixed assets relating to retail stores which were closed during fiscal year 1997. Due to the heavy concentration of sales in the fourth quarter of each fiscal year, the Company does not believe it is meaningful to make impairment determinations on an interim basis during the year. During fiscal year 1998, the Company intends to reduce its inventories of certain non-designer products; consequently the Company recorded a $1.8 million provision to reduce the carrying cost of such inventories to their estimated market value. Depreciation and amortization increased $0.9 million in fiscal year 1997 compared to fiscal year 1996, due to increased fixed assets associated with retail stores. As a percentage of net sales, operating expenses increased from 38.0% in fiscal year 1996 to 45.8% in fiscal year 1997 due to the above reasons.

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

         On May 15, 1998, the Company's $35 million revolving line of credit facility with LaSalle National Bank (LNB), was extended from April 1999 to April 2001. Advances made under the line of credit are based on a formula of eligible inventories and receivables, bear interest at 2% above the bank's prime rate (12.5% at January 30, 1999), and are payable on demand. Advances are secured by a first lien on all of the Company's assets and assignment of a life insurance policy on one of the Company's officers.

         The Company's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth, book value and achieving specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings, purchases of treasury stock and prohibits distribution of dividends. As of January 30, 1999, the Company was in violation of certain of the above covenants and as a result of these violations, the Company is in default under the line of credit agreement. As a result, the bank can demand payment of the amounts outstanding under the line of credit agreement. As of April 29, 1999, the bank has not waived these covenant violations and there is no assurance that these violations will be waived by the bank. Although management believes that a waiver will be obtained for all covenant violations and that the covenants will be revised to be less restrictive, there can be no assurance that such waiver or revisions will be provided by the bank. Should the Company be unable to obtain the required waiver from the bank, the Company may be required to obtain alternative sources of financing. The Company could also be required to take other actions to reduce its reliance on working capital financing and generate additional working capital, which could include delaying the opening of new stores, reducing inventory purchases and/or reducing its wholesale and retail selling prices to generate more cash. Any such actions, or the Company's failure to obtain additional financing in an amount sufficient to support its current and planned levels of operation could adversely affect the Company's business and operating results. In addition, as a result of these violations, the Company incurred the default rate of interest, prime plus 4% (12.5%) from December 1998 through April 1999.

     In March 1999, the Company entered into a subscription agreement for the sale of 235,294 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999. The agreement requires that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company is obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the fair market value of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the agreement or 2) the product of $2.00 multiplied by the number of shares issued under the agreement. As of January 31, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheets.

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

         In fiscal year 1998, net cash provided by operating activities was approximately $12.7 million, which was primarily due to the Company's reduction in inventories and receivables.

         The Company's trade receivables primarily relate to its wholesale business. At fiscal year end 1998, approximately $1.3 million of the Company's trade receivables, net, were more than 90 days past due. Of the $4.1 million in trade receivables due from customers at January 30, 1999, $0.1 million was due from one customer which also accounted for 24.8% of the Company's fiscal 1998 wholesale sales. The Company's sales to this customer are made on open account terms, and since late 1991, the Company has extended credit to this customer on terms of up to six months. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility. The Company's allowance for doubtful accounts of approximately $0.7 million at January 30, 1999 is considered adequate by management based on its write-off experience during the last three years and an analysis of the aging of its trade receivables at January 30, 1999.

         During fiscal year 1998, inventories decreased by approximately $15.5 million due to 1) efforts by the Company to reduce inventory levels and 2) an inventory provision during the fourth quarter of $3.8 million related primarily to non-designer fragrances the Company intends to liquidate in fiscal 1999. See "Comparison of fiscal years 1998 and 1997" above.

         Net cash used in investing activities in fiscal year 1998 was approximately $9.5 million, principally due to capital expenditures related to opening new stores and renovating existing stores. The Company intends to slow its growth and open only 7 stores in fiscal 1999 versus 36 stores in fiscal 1998. In addition, the Company does not plan any significant renovations of existing stores in fiscal 1999, whereas 18 Nature's stores (see discussion under "Acquisition", Item 1. Business - Retail Division) were completely remodeled in fiscal 1998. Thus, store related capital expenditures for fiscal 1999 are projected to be significantly lower than fiscal 1998. Although the Company intends to upgrade various components of its management information systems and will also make various hardware and software enhancements (see Year 2000 discussion below), total capital expenditures for fiscal 1999 are projected to be $4.0 million of which approximately $1.8 million pertains to new store openings and $2.2 million pertains to hardware, software and other corporate improvements. Currently, the Company's average capital expenditure for opening a store is approximately $175,000, including furniture and fixtures, equipment and other items, which average approximately $50,000 per store, build-out costs, which average approximately $120,000 per store, and pre-opening expenses, such as the hiring and training of new employees and travel, which average approximately $5,000 per store. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season. The Company's wholesale inventory levels vary significantly during the fiscal year depending upon availability, price and selection of merchandise available for purchase, and seasonality. The Company generally carries at least four months' supply of inventory for its retail and wholesale divisions.

         The Company also repurchased approximately 294,000 shares of its common stock for $0.9 million in fiscal 1998.

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

YEAR 2000

         The following critical application systems areas are the focus of the Company's Y2K compliance efforts; (1) Merchandising, (2) Inventory Management and Distribution, (3) Point-of-sales systems, (4) Human Resources and (5) Finance and Accounting. The Merchandising and Finance and Accounting systems are currently being upgraded utilizing vendor software certified as Y2K compliant. The Inventory Management and Distribution systems as well as the Point-of-sales and Human Resources systems will be upgraded in the third quarter of 1999. The Company's hardware and communications network is currently being inventoried, assessed, and where instances of non-compliance are noted, upgraded and tested.

         The Company has not incurred material costs to date in the process, and does not believe that the cost of additional actions will have a material effect on its operating results or financial condition. However, the Company has established a budget totaling approximately $1.5 million for the acquisition of computer hardware and software that will assist in the Year 2000 assessment and remediation activities to be completed no later than the third quarter of 1999. The Company's current systems may contain undetected errors or defects with Year 2000 date functions that may result in material costs. In addition, the Company utilizes third-party equipment, software, including non-information technology systems, such as facilities and distribution equipment that may not be Year 2000 compliant. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its business, operating results and financial condition.

         The Company is currently assessing whether third parties in its supply and distribution chain are adequately addressing their Year 2000 compliance issues. The Company has initiated formal communications with its significant suppliers and service providers to determine the extent to which its systems may be vulnerable if such suppliers and providers fail to address and correct their own Year 2000 issues. The Company cannot guarantee that the systems of suppliers or other companies on which the Company relies will be Year 2000 compliant.

         The Company will track the Year 2000 compliance status of its material vendors and suppliers via the Company's own internal vendor compliance effort. Year 2000 correspondence will be sent to critical vendors and suppliers by the second quarter of 1999, with continued follow up for those who fail to respond. All vendor responses will be evaluated to assess any possible risk to or effect on the Company's operations. Prior to mid 1999, the Company expects to implement additional procedures for assessing the Year 2000 compliance status of its most critical vendors and will modify its contingency plans accordingly.

         The Company is in the process of preparing its contingency plans which will include the identification of its most reasonably likely worst case scenarios. Currently, the most reasonably likely sources of risk to the Company include (1) the disruption of the Company's internal inventory management system, (2) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers and (3) failure of hardware and software utilized by transportation vendors as a result of a general failure of systems and necessary infrastructure such as electricity supply. The Company is preparing plans to flow inventory around an assumed period of disruption to the Company's stores, which could include accelerating distribution of high volume merchandise and critical products to reduce the impact of significant failure.

         Based on its current assessment efforts, the Company does not believe that Year 2000 issues will have a material adverse effect on its financial condition or results of operations. However, the Company's Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, such as government agencies, vendors and suppliers. Consequently, the Company is unable to determine at this time whether Year 2000 failures will materially affect the Company. The Company believes that its compliance efforts have and will reduce the impact on the Company of any such failures.

OTHER

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both Statements were adopted by the Company in 1998.

         In March 1998, the AICPA issued Statement of Financial Position 98-1, ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for capitalization of certain costs incurred in the development of internal-use software and is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 was adopted in fiscal 1998 and had no significant impact on the Company's results of operations, cash flows or financial position.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company's exposure to market risk for changes in interest rates relates primarily to its bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". The Company mitigates interest rate risk by continuously monitoring the interest rates.

         The table below presents the outstanding principal amount and the related fair value, together with maturity date as of January 30, 1999 and the weighted average interest rate for the Company's bank line of credit. (See "Liquidity and Capital Resources" and Notes 2 and 8 of the Notes to Consolidated Financial Statements.)


                                                                                           WEIGHTED
                                              OUTSTANDING                                  AVERAGE
                                               PRINCIPAL               FAIR                INTEREST            MATURITY
                                                AMOUNT                VALUE                  RATE                DATE
                                            -----------------    ------------------    -----------------    ---------------
Bank Line of Credit                           $30,035,019          $30,035,019               10.83%            April 2001

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information and the supplementary data required in response to this Item are as follows:


                                                                                                   PAGE
                                                                                                   ----
Report of Independent Certified Public Accountants                                                  27

Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998                             28

Consolidated Statements of Operations for the Fiscal Years Ended January 30, 1999,
  January 31, 1998 and February 1, 1997.                                                            29

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended
  January 30, 1999, January 31, 1998 and February 1, 1997.                                          30

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 30, 1999,
  January 31, 1998 and February 1, 1997.                                                            31

Notes to Consolidated Financial Statements                                                          32

Schedule II - Valuation and Qualifying Accounts and Reserves                                        52


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Perfumania, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 8 and Item 14(a)(1) and (2) of this Form 10-K present fairly, in all material respects, the financial position of Perfumania, Inc. and its subsidiaries at January 30, 1999 and January 31, 1998, and the results of its operations and its cash flows for each of the three years in the period ended January 30, 1999 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these financial statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring net losses in fiscal 1998 and 1997 and has a working capital deficit of $3.8 million at January 30, 1999. In addition, the Company was in default of its bank line of credit agreement as a result of its violation of certain debt covenants. These debt covenant violations have not been waived by the bank as of April 29, 1999. There is no assurance that the Company will be able to generate future net income nor obtain the required waivers of default from the bank, which creates substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 11, in 1997 the Company restated its fiscal 1996 net income and net income per common share calculation to comply with new requirements of the Securities and Exchange Commission Staff position on accounting for convertible securities having beneficial conversion features.

As explained in Note 2, in 1997 the Company changed its method of accounting for preopening expenses to conform with new requirements of the American Institute of Certified Public Accountants.

PricewaterhouseCoopers LLP
Miami, Florida

April 29, 1999

                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                            JANUARY 30,       JANUARY 31,
                                                                               1999              1998
                                                                            -----------       -----------
ASSETS:
Current assets:
   Cash and cash equivalents                                                $1,745,603        $1,554,117
   Trade receivables,
       less allowance for doubtful accounts of $704,954                      4,108,847         5,186,473
        in 1999 and 1998
   Advances to suppliers                                                     8,065,301         7,611,036
   Inventories, net of reserve of  $4,163,251 and $2,750,000                53,880,132        73,137,842
   Prepaid expenses and other current assets                                 1,502,087         2,086,118
   Tax refund receivable                                                            --           814,766
   Deferred tax asset, net                                                          --         1,219,856
   Due from related parties                                                         --           772,855
                                                                       ----------------  ----------------
          Total current assets                                              69,301,970        92,383,063

Property and equipment, net                                                 23,180,462        18,307,240
Leased equipment under capital leases, net                                   1,373,878         2,266,674
Other assets, net                                                            1,357,966         1,764,906
Due from related parties                                                       457,243                --
                                                                       ----------------  ----------------
          Total assets                                                     $95,671,519      $114,721,883
                                                                       ================  ================

LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
  Bank line of credit and current portion of notes payable                 $32,800,627      $ 34,139,766
  Accounts payable - non-affiliates                                         14,329,013        13,308,914
  Accounts payable - affiliates                                             15,812,240        16,958,163
  Accrued expenses and other liabilities                                     9,205,316         6,848,923
  Income taxes payable                                                         485,098           505,098
  Current portion of obligations under capital leases                          419,487         1,030,340
  Due to related parties                                                            --           304,483
                                                                       ----------------  ----------------
          Total current liabilities                                         73,051,781        73,095,687

Long-term portion of notes payable                                           2,370,684         4,709,434
Long-term portion of obligations under capital leases                          562,552           933,615
Long-term severance payables                                                 1,037,859                --
                                                                       ----------------  ----------------
          Total liabilities                                                 77,022,876        78,738,736

Commitments and contingencies                                                       --                --
Redeemable common equity (Note 11)                                             470,588                --

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
    authorized, none issued                                                         --                --
  Common stock, $.01 par value, 25,000,000
    shares authorized, 8,614,491 and
    7,845,291 shares issued and outstanding                                     86,145            78,453
Capital in excess of par value                                              54,440,009        52,386,361
Treasury stock, at cost, 1,512,406 and 1,218,360 shares in 1999
     and 1998                                                               (5,413,002)       (4,521,068)
 Accumulated deficit                                                       (30,935,097)      (11,960,599)
                                                                       ----------------  ----------------
           Total stockholders' equity                                       18,178,055        35,983,147
                                                                       ----------------  ----------------
           Total liabilities and stockholder's equity                      $95,671,519      $114,721,883
                                                                       ================  ================


          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                 FISCAL YEAR ENDED
                                                              ------------------------------------------------------
                                                                JANUARY 30,         JANUARY 31,           FEBRUARY 1,
                                                                   1999                1998                  1997
                                                              -------------   -     -----------          ------------
                                                                                                         (as restated,
                                                                                                            Note 11)
Net sales:
   Non-affiliated customers                                      $175,255,633        $161,593,736         $136,446,104
   Affiliates                                                              --           1,999,823            2,473,623
                                                              ----------------   -----------------  -------------------
                                                                  175,255,633         163,593,559          138,919,727
                                                              ----------------   -----------------  -------------------
Cost of goods sold:
   Non-affiliated customers                                       106,873,767          94,243,329           76,516,903
   Affiliates                                                                           1,566,489            2,252,850
                                                              ----------------   -----------------  -------------------
                                                                  106,873,767          95,809,818           78,769,753
                                                              ----------------   -----------------  -------------------
       Gross profit                                                68,381,866          67,783,741           60,149,974
                                                              ----------------   -----------------  -------------------
Operating expenses:
   Selling, general and administrative expenses                    72,501,987          64,219,379           48,165,392
   Provision for doubtful accounts                                         --           1,730,000              500,000
   Provision for potential inventory losses                         3,764,665           1,810,000              190,000
   Provision for impairment of assets and store closings            1,034,717           2,514,818              169,159
   Depreciation and amortization                                    4,480,681           4,697,816            3,771,508
                                                              ----------------   -----------------  -------------------
        Total operating expenses                                   81,782,050          74,972,013           52,796,059
                                                              ----------------   -----------------  -------------------
   Income (loss) from operations
     before other income (expense)                                (13,400,184)         (7,188,272)           7,353,915
                                                              ----------------   -----------------  -------------------
Other income (expense):
    Interest expense:
      Affiliates                                                      (22,486)           (124,250)            (148,647)
      Other                                                        (4,938,365)         (4,617,070)          (4,004,754)
                                                              ----------------   -----------------  -------------------
                                                                   (4,960,851)         (4,741,320)          (4,153,401)
                                                              ----------------   -----------------  -------------------
   Interest income:
      Affiliates                                                       43,440              42,450               39,480
      Other                                                            35,057               2,660                3,499
                                                              ----------------   -----------------  -------------------
                                                                       78,497              45,110               42,979
                                                              ----------------   -----------------  -------------------
    Other income                                                      645,446             762,138              478,179
                                                              ----------------   -----------------  -------------------
    Total other income (expense)                                   (4,236,908)         (3,934,072)          (3,632,243)
                                                              ----------------   -----------------  -------------------
Income (loss) before income taxes                                 (17,637,092)        (11,122,344)           3,721,672
(Provision) benefit for income taxes                               (1,337,406)            321,192           (1,646,731)
                                                              ----------------   -----------------  -------------------
Income (loss) before cumulative effect of change in
    accounting principle                                          (18,974,498)        (10,801,152)           2,074,941
Cumulative effect of change in accounting principle,
    net of income tax benefit of $380,958                                  --            (631,418)                  --
                                                              ================   =================  ===================
 Net income (loss)                                               $(18,974,498)       $(11,432,570)         $ 2,074,941
                                                              ================   =================  ===================
Basic earnings (loss)  per common share:
Income (loss) before cumulative effect of
   change in accounting principle                                      $(2.85)             $(1.54)               $0.29
Cumulative effect of change in accounting principle                        --               (0.09)                  --
                                                              ================   =================  ===================
Net income (loss)                                                      $(2.85)             $(1.63)               $0.29
                                                              ================   =================  ===================
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of
   change in accounting principle                                      $(2.85)             $(1.54)               $0.27
 Cumulative effect of change in accounting principle                       --               (0.09)                  --
                                                              ================   =================  ===================
 Net income (loss)                                                     $(2.85)             $(1.63)               $0.27
                                                              ================   =================  ===================
Weighted average number of shares outstanding:
   Basic                                                            6,659,237           7,025,236            7,183,462
                                                              ================   =================  ===================
   Diluted                                                          6,659,237           7,025,236            7,633,588
                                                              ================   =================  ===================


          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997 (AS RESTATED, NOTE 11)

                       FISCAL YEAR ENDED JANUARY 31, 1998
                     AND FISCAL YEAR ENDED JANUARY 30, 1999

                                    COMMON STOCK           CAPITAL           TREASURY STOCK
                                 -------------------      IN EXCESS      ---------------------        ACCUMLATED
                                 SHARES       AMOUNT     OF PAR VALUE     SHARES        AMOUNT         DEFICIT           TOTAL
                                ---------    -------     ------------    --------       ------        ----------      -----------
Balance at February 3, 1996     6,707,700    $67,077     $47,959,464       23,000    $  (123,323)   $ (2,602,970)     $ 45,300,248

Exercise of stock options           2,000         20           8,230           --             --              --             8,250

Conversion of debentures          918,091      9,181       2,978,085           --             --              --         2,987,266

Beneficial conversion feature
 of debentures                         --         --         529,412           --             --              --           529,412

Issuance of common stock          180,000      1,800         954,450           --             --              --           956,250

Purchases of treasury stock            --         --              --      644,900     (2,531,787)             --        (2,531,787)

Net income for the fiscal
 year ended February 1, 1997           --         --              --           --             --       2,074,941         2,074,941
                              ------------  ----------  --------------  -----------  -------------- ---------------  --------------
Balance at February 1,1997      7,807,791     78,078      52,429,641      667,900     (2,655,110)       (528,029)       49,324,580

Exercise of stock options          37,500        375         116,812           --             --              --           117,187

Purchases of treasury stock            --         --              --      550,460     (1,865,958)             --        (1,865,958)

Other                                  --         --        (160,092)          --             --              --          (160,092)

Net loss for the fiscal
 year ended January 31, 1998           --         --              --           --             --     (11,432,570)      (11,432,570)

                              ------------  ----------  --------------  -----------  -------------- ---------------  --------------
Balance at January 31, 1998     7,845,291     78,453      52,386,361    1,218,360     (4,521,068)    (11,960,599)       35,983,147

Exercise of stock options         684,200      6,842         310,865           --             --              --           317,707

Purchases of treasury stock            --         --              --      294,046       (891,934)             --          (891,934)

Issuance of common stock           85,000        850         213,371           --             --              --           214,221

Proceeds on common stock
   to be issued                        --         --       1,529,412           --             --              --         1,529,412
Net loss for the fiscal
   year ended January 30, 1999         --         --              --           --             --     (18,974,498)      (18,974,498)
                              ------------  ----------  --------------  -----------  -------------- ---------------  -------------
Balance at January 30, 1999     8,614,491    $86,145     $54,440,009    1,512,406    $(5,413,002)   $(30,935,097)      $18,178,055
                              ============  ==========  ==============  ===========  ============== ===============  ==============

          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   FISCAL YEAR ENDED ENDED
                                                               -----------------------------------------------------------------
                                                                 JANUARY 30,           JANUARY 31,            FEBRUARY 1,
                                                                     1999                 1998                    1997
                                                               -----------------   --------------------  -----------------------
                                                                                                           (As restated, Note 11)
Cash flows from operating activities:
  Net income (loss)                                                $(18,974,498)          $(11,432,570)             $  2,074,941
Adjustments to reconcile net income (loss) to
 net cash provided by operating activities:
    Provision  for deferred taxes                                     1,219,856                     --                   380,528
    Capitalized preopening costs                                             --                     --                  (940,550)
    Provision for doubtful accounts                                          --              1,730,000                   500,000
    Provision/writedown for inventory losses                          3,764,665              1,810,000                   190,000
    Depreciation and amortization                                     4,480,681              4,697,816                 3,771,508
    Provisions for impairment of assets                                      --              2,200,000                        --
    Loss on disposition of property and equipment                     1,034,717                314,818                   169,159
    Beneficial conversion feature of debentures                              --                     --                   529,412
    Cumulative effect of change in accounting principle,
       net of tax benefit                                                    --                631,418                        --
    Stock compensation                                                  214,221                     --                        --
    Change in operating assets and liabilities,
    (increase) decrease in:
      Trade receivables:
          Customers                                                   1,077,626              5,358,686                   716,959
          Affiliates                                                         --                653,657                  (653,657)
      Advances to suppliers                                            (454,265)            (2,587,318)                 (712,058)
      Inventories                                                    15,493,045             10,162,581               (24,288,235)
      Prepaid expenses                                                  584 031               (186,798)                 (747,225)
      Due from related parties                                               --               (269,479)                   34,689
      Tax refund receivable                                             814,766               (814,766)                       --
      Other assets                                                      406,940               (539,266)                 (123,998)
      Increase (decrease) in:
      Accounts payable                                                 (125,824)            (5,861,438)               17,314,213
      Accrued expenses and other liabilities                          2,356,398              2,908,483                 1,088,386
      Income taxes payable                                              (20,006)              (816,105)                1,321,203
      Long term severance payable                                     1,037,859                     --                        --
      Negative goodwill                                                      --               (470,000)                       --
                                                               -----------------   --------------------  -----------------------
        Net cash provided by
          operating activities                                       12,910,212              7,489,719                  625,275
                                                               -----------------   --------------------  -----------------------
 Cash flows from investing activities:
     Additions to property and equipment                             (9,495,824)            (7,207,114)              (7,341,901)
                                                               -----------------   --------------------  -----------------------
       Net cash used in financing activities                         (9,495,824)            (7,207,114)              (7,341,901)
                                                               -----------------   --------------------  -----------------------
Cash flows from financing activities:
    Net borrowings under bank line of credit and loans
       payable                                                       (3,677,888)             2,957,170                7,208,943
    Net increase (decrease) in due to related parties                    11,129               (465,517)                  90,000
    Principal payments under capital lease obligations                 (981,916)              (952,805)                (639,892)
    Issuance of debentures                                                   --                     --                2,935,361
    Proceeds from issuance of common stock                            2,000,000                     --                  956,250
    Proceeds from exercise of stock options                             317,707                117,187                    8,250
    Stock issuance costs                                                     --               (160,092)                      --
    Purchases of treasury stock                                        (891,934)            (1,865,958)              (2,531,787)
                                                               -----------------   --------------------  -----------------------
      Net cash provided by (used in)
       financing activities                                          (3,222,902)              (370,015)               8,027,125
                                                               -----------------   --------------------  -----------------------
Increase (decrease) in cash and cash equivalents                        191,486                (87,410)               1,310,499
Cash and cash equivalents at beginning of period                      1,554,117              1,641,527                  331,028
                                                               -----------------   --------------------  -----------------------
Cash and cash equivalents at end of period                          $ 1,745,603            $ 1,554,117             $  1,641,527
                                                               =================   ====================  =======================


          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS:

         Perfumania, Inc. ("Perfumania") and its subsidiaries (collectively, the "Company") is a specialty retailer and wholesaler of fragrances and related products. The Company's retail stores consist of stores located in regional malls, manufacturer's outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 30, 1999, January 31, 1998 and February 1, 1997 were 289, 285 and 262, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES:

         Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

         The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 1998, 1997 and 1996 refers to the year ended January 30, 1999, January 31, 1998 and February 1, 1997, respectively.

MANAGEMENT ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to the allowance for doubtful accounts, inventory reserves, self insurance health care reserves, long-lived asset impairments and estimated useful lives of property and equipment. Actual results could differ from those estimates.

BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred net losses of approximately $18.9 million and $11.4 million during the fiscal years ended January 30, 1999 and January 31, 1998, respectively, and has a working capital deficit of $3.8 million at January 30, 1999. In addition, the Company was in violation of certain debt covenants contained in its bank line of credit agreement (Note 8). These debt covenant violations have not been waived by the bank as of April 29, 1999 and there is no assurance that the Company will be able to obtain the required waivers of default from the bank

         Management's plan initially consists of obtaining a waiver for the debt covenant violations and amending the line of credit agreement. In addition, management's plan to improve the results of operations include decreasing the number of store openings in 1999, closing a number of its non-profitable stores, improving the effectiveness of its sales promotions practices, continuing to improve the existing merchandise mix and to promote the private label bath, body and cosmetic line, continuing to liquidate slow moving inventories and reducing selling, general and administrative expenses. There is no assurance, however, that the Company will be able to improve its results of operations based on management's plan.

         These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires the Company to expense preopening expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, does not require restatement of prior periods and is applied as of the beginning of the fiscal year in which the SOP is first adopted. The Company early adopted SOP 98-5 in fiscal 1997 and has reported the initial application as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended January 31, 1998. The effect of the change in accounting principle was to increase the net loss before cumulative effect of change in accounting principle reported for 1997 by approximately $733,000 or $0.10 per share.

INCOME TAXES

         Income tax expense is based principally on pre-tax financial income. Deferred tax assets and liabilities are recognized for the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

         Basic income (loss) per common share is computed by dividing income
(loss) available to common stockholders, after giving effect in fiscal 1996 to the restatement related to the beneficial conversion feature in connection with convertible debt (Note 11), by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes the dilutive effect of those stock options where the option exercise prices were greater than the average market price of the common shares during the respective fiscal years.

         Basic and diluted earnings per share for income (loss) before cumulative effect of change in accounting principle is computed as follows:


                                                                                   FISCAL YEAR
                                                        ----------------------------------------------------------------------
                                                              1998                    1997                     1996
                                                        --------------------     ------------------     ----------------------
                                                                                                         (as restated, Note 11)
Numerator:
  Income (loss) before cumulative
     effect of change in accounting principle              $(18,974,498)          $(10,801,152)                 $2,074,941
                                                        --------------------     ------------------     ----------------------
Denominator:
  Denominator for basic income
     (loss) per share                                         6,659,237              7,025,236                   7,183,462
  Effect of dilutive securities:
    Options to purchase common stock                                 --                     --                     450,126
                                                        --------------------     ------------------     ----------------------
  Denominator for dilutive
      income (loss) per share                                  6,659,237             7,025,236                   7,633,588
                                                        --------------------     ------------------     ----------------------

Income (loss) per share before cumulative effect of
 change in accounting principle:
Basic                                                            $(2.85)                $(1.54)                      $0.29
                                                        ====================     ==================     ======================
Diluted                                                          $(2.85)                $(1.54)                      $0.27
                                                        ====================     ==================     ======================

Antidilutive securities not included in the
 diluted earnings (loss) per share
 computation:
    Options to purchase common stock                            391,222              1,724,150                   1,472,861
    Exercise price                                        $0.41 - $2.75          $2.75 - $5.63               $2.75 - $8.50



CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying amount of cash and cash equivalents, trade receivables, advances to suppliers, accounts payable, bank line of credit, obligations under capital leases and loans payable approximate fair value as of January 30, 1999 and January 31, 1998.

ASSET IMPAIRMENT

         The Company reviews long-lived assets and makes a provision for impairment whenever events or changes in circumstances indicate that the projected cash flows of related activities may not provide for cost recovery.

STOCK BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for stock Issued to Employees ("APB 25"), and provides proforma disclosure of net income and earnings per share as if the fair value based method prescribed by SFAS 123 had been applied in measuring compensation expense for options granted in 1998 and 1997. In accordance with APB 25 compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

RECLASSIFICATION

         Certain fiscal 1996 and 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued Statement of Financial Position 98-1, ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 provides guidance for capitalization of certain costs incurred in the development of internal-use software and is effective for financial statements for years beginning after December 15, 1998. The Company adopted SOP 98-1 in fiscal 1998 which did not have a significant impact on the Company's results of operations, cash flows or financial position.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which establishes standards for reporting and displaying comprehensive income and its components. In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which requires the Company to present certain information about operating segments and related information. The Company adopted both statements in fiscal 1998.

NOTE 3 - ACQUISITION:

         In November 1996, the Company acquired substantially all of the assets of Nature's Elements Holding Corporation ("Nature's") which included the service mark and trade name "Nature's Elements" and the stock of its subsidiary. Prior to the acquisition, all of Nature's liabilities, both at the parent and subsidiary level were transferred to a liquidating trust. Subsequent to the acquisition, the stock of the subsidiary was liquidated and the Company received inventory and store fixtures and assumed the obligation for 34 leases (including 1 seasonal store) for approximately $2.2 million, of which $1.7 million was represented by a note payable. The Company has since closed 11 locations, renovated 18 locations and the remaining locations will either be renovated or subleased by mid 1999. The acquisition was accounted for as a purchase and accordingly, Nature's results are included in the consolidated financial statements since the date of acquisition. The estimated fair value of the acquired assets exceeded the purchase price. The excess of estimated fair value of the assets acquired over cost was $3.5 million of which $3 million reduced the fair value of non-current assets acquired to a zero value and $0.5 million was allocated to negative goodwill, which was reduced to zero in 1997 due to writedown of inventory purchased. The assets and business acquired were not material in relation to consolidated financial statements.

NOTE 4 - STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information:


                                                                      FISCAL YEAR ENDED
                                                    ------------------------------------------------------
                                                    JANUARY 30,          JANUARY 31,           FEBRUARY 1,
                                                       1999                 1998                  1997
                                                    -----------          -----------           -----------
Cash paid during the period for:
  Interest                                          $4,830,230            $4,671,039           $3,459,563
                                                    ==========            ==========           ==========
  Income taxes                                      $   20,000            $1,012,000           $   71,138
                                                    ==========            ==========           ==========

         Supplemental disclosures of noncash activities:

         The Company issued in 1996 a $1.7 million note payable due to the acquisition discussed in Note 3.

         In December 1996, the Company entered into an agreement with a vendor whereby approximately $3.6 million of accounts payable was converted to a note payable (see Note 8).

NOTE 5 - INVENTORIES:

         During 1998, 1997 and 1996, the Company recorded a provision of $3.8 million, $1.8 million and $0.2 million, respectively, to reduce the carrying value of certain fragrances the Company intends to liquidate. These amounts represent management's best estimate of the inventories' net realizable value.

NOTE  6 - PROPERTY AND EQUIPMENT:

         Property and equipment includes the following:

                                                                                          ESTIMATED
                                                  JANUARY 30,           JANUARY 31,      USEFUL LIVES
                                                     1999                   1998          (IN YEARS)
                                                 ------------           ------------      -----------
Furniture, fixtures and equipment                $ 15,959,500           $ 15,213,721           5-7
Leasehold improvements                             21,235,443             14,995,361            10
                                                 ------------           ------------
                                                   37,194,943             30,209,082
Less: Accumulated depreciation
  and amortization                                (14,014,481)           (11,901,842)
                                                 ------------           ------------
                                                  $23,180,462           $ 18,307,240
                                                  ===========           ============


NOTE 7 - RELATED PARTY TRANSACTIONS:

         Due from related parties consists of the following:

                                               JANUARY 30,         JANUARY 31,
                                                  1999               1998
                                               -----------         -----------

         Amounts due from officers              $     --             $315,612
         Note receivable from shareholder        457,243              457,243
                                                --------             --------
                                                $457,243             $772,855
                                                ========             ========


         The note receivable from shareholder results from the sale of a condominium to the shareholder at its book value in 1991. The shareholder assumed the balance of the related mortgage and issued an unsecured note payable to the Company for $282,519, bearing interest at 9.5%. The note initially matured in December 1993 and has been subsequently renewed through December 2000. Total interest income recognized during 1998, 1997 and 1996 was approximately $43,000, $43,000 and $40,000, respectively. Accrued interest receivable at January 30, 1999 and January 31, 1998 amounted to approximately $85,000 and $42,000, respectively.

         Purchases of products from a company affiliated through common ownership amounted to $24,333,032, $21,436,855, and $30,735,244, in fiscal year
1998, 1997 and 1996, respectively. The amount due to this company at January 30, 1999 and January 31, 1998, was $15,812,240 and $16,958,163, respectively.
Amounts due to this affiliate are non-interest bearing.

         Other income in fiscal year 1996 includes $110,000 of warehousing fees received from an affiliated company.

         Prior to signing an employment agreement effective February 1, 1999, the Company's Chief Executive Officer provided consulting services to the Company. Total consulting expense to this officer was $500,000 during 1998, of which $325,000 was accrued as of January 30, 1999.

NOTE 8 - BANK LINE OF CREDIT AND NOTES PAYABLE:

         The bank line of credit and notes payable consist of the following:


                                                                                  JANUARY 30,       JANUARY 31,
                                                                                     1999              1998
                                                                                 ------------       ------------
Bank line of credit, bearing interest at the bank's
  prime rate plus 2% (12.5% at January 30, 1999),
  interest payable monthly, expiring in April 2001,
  secured by a pledge of substantially all of the
  Company's assets                                                              $ 30,035,019       $ 31,657,946

Notes payable bearing interest ranging from approximately
  10.0% - 14.7%, payable in monthly installments
  ranging from $481 to $7,500 including interest, through
  July 1999 secured by equipment                                                      14,928             61,374

Notes payable bearing interest ranging from approximately
  8.5%-10.8%, payable in monthly installments of $109,315,
  including interest, through December 2001, secured by fixtures                   2,841,267          3,394,396

Note payable bearing interest at approximately 10.25%, payable in monthly installments of $50,000, including interest, with final
  payment of $200,000 in November 1999 (See Note 3)                                  727,609          1,119,744

Note payable bearing interest at approximately 10.25%, payable in monthly installments of $75,000, including interest, with
  final payment of $65,736 in November 2000 (See Note 4)                           1,552,488          2,615,740
                                                                                ------------       ------------
                                                                                  35,171,311         38,849,200

Less:  current portion                                                           (32,800,627)       (34,139,766)
                                                                                ------------       ------------
Long-term portion                                                               $  2,370,684       $  4,709,434
                                                                                ============       =============

         The aggregate maturities of the bank line of credit and notes payable at January 30, 1999 are as follows:

             FISCAL YEAR
             -----------
                1999                                            $32,800,627
                2000                                              1,698,120
                2001                                                528,540
                2002                                                123,966
                2003                                                 20,058
                                                                ===========
                                                                $35,171,311
                                                                ===========

         The Company's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth, book value and achieving specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings, purchases of treasury stock and prohibits distribution of dividends. As of January 30, 1999, the Company was in violation of certain of the above covenants and as a result of these violations, the Company is in default under the line of credit agreement. As a result, the bank can demand payment of the amounts outstanding under the line of credit agreement. As of April 29, 1999, the bank has not waived these covenant violations and there is no assurance that these violations will be waived by the bank. In addition, as a result of these violations, the Company incurred the default rate of interest, prime plus 4% (12.5%) from December 1998 through April 1999.

         Advances made under the line of credit are based on a formula of eligible inventories and receivables. Advances are secured by a first lien on substantially all of the Company's assets and assignment of a life insurance policy on one of the Company's officers.

         The Company's line of credit is guaranteed to the extent of $3,000,000 each by two stockholders of the Company.

NOTE  9 - IMPAIRMENT OF ASSETS:

         Based on reviews of the Company's retail store locations with significant negative cash flows, the Company recognized in fiscal year 1998, 1997 and 1996, non-cash charges of $1.0 million, $2.5 million and $0.2 million, respectively, representing a reduction of the carrying amounts of the impaired assets (fixtures and leasehold improvements) to their estimated recoverable amount. These impairment losses are included in "Provision for impairment of assets and store closings," in the Consolidated Statements of Operations.

NOTE 10 - INCOME TAXES:

         The (provision) benefit for income taxes is comprised of the following amounts:


                                                             FISCAL YEAR ENDED
                                               ----------------------------------------------
                                               JANUARY 30,       JANUARY 31,      FEBRUARY 1,
                                                   1999             1998             1997
                                               -----------       -----------      -----------
       Current:
          Federal                              $       --        $  814,766       $(1,084,088)
          State                                  (117,550)         (459,000)         (182,244)
                                               ----------        ----------       -----------
                                                 (117,550)          355,766        (1,266,332)
                                              -----------        ----------       -----------
       Deferred:
         Federal                               (1,219,856)          346,384          (380,399)
         State                                         --                --                --
                                              -----------        ----------       -----------
                                               (1,219,856)          346,384          (380,399)
                                              -----------        ----------       -----------
      Total tax (provision) benefit           $(1,337,406)       $  702,150       $(1,646,731)
                                              ===========        ==========       ===========


         The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:


                                                          FISCAL YEAR ENDED
                                               ---------------------------------------------
                                               JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                   1999            1998             1997
                                               -----------      -----------      -----------
Benefit (provision) at federal                 $ 7,161,669      $ 4,066,060      $(1,531,251)
   statutory rates
Valuation allowance against current
    year benefit                                (7,161,669)
State taxes                                       (117,550)
Recognized net operating loss
  carryforward                                          --               --          115,810
(Increase)  reduction in the valuation
  allowance                                     (1,219,856)      (3,405,000)              --
Beneficial conversion feature
  of debentures                                         --               --         (205,000)
Other                                                   --           41,090          (26,290)
                                               -----------      -----------      -----------
(Provision) benefit for income taxes           $(1,337,406)     $   702,150      $(1,646,731)
                                               ===========      ===========      ===========


         Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities:


                                                               JANUARY 30,    JANUARY 31,
                                                                  1999           1998
                                                              ------------    -----------
         Assets:
              Net operating losses carryforward               $  7,473,729    $   244,771
              Inventory                                          1,166,750      1,944,521
              Property and equipment                             1,807,118      1,283,375
              Allowance for doubtful accounts and other            319,011        319,011
              Reserves                                             883,760        714,970
              Other                                                136,157        118,208
                                                              ------------    -----------
         Total deferred tax assets                              11,786,525      4,624,856
                                                              ------------    -----------
         Valuation allowance                                   (11,786,525)    (3,405,000)
                                                              ------------    -----------
         Net deferred tax assets                              $         --    $ 1,219,856
                                                              ============    ===========


         During fiscal 1998, the Company provided a valuation allowance of $11,786,525 for deferred tax assets as management believes that it is more likely than not that the benefit of the deferred tax asset will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The Company has net operating loss carryforwards of approximately $21 million which begin to expire in the year 2017.

NOTE 11 - STOCKHOLDERS' EQUITY:

STOCK SUBSCRIPTION

         In March 1999, the Company entered into a subscription agreement for the sale of 235,294 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999. The agreement requires that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company is obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the fair market value of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the agreement or 2) the product of $2.00 multiplied by the number of shares issued under the agreement. As of January 31, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheets

         In March 1996, the Company sold 180,000 shares of common stock for approximately $956,000 in a private placement.

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

STOCK WARRANTS

         In connection with its initial public offering, the Company issued warrants to purchase 150,000 shares of common stock. The warrants were exercisable until December 19, 1996 at an exercise price equal to $12.75. The holders of such warrants attempted to exercise the warrants in fiscal 1996. The Company disputed the method of determining the exercise price for such warrants which resulted in litigation. During fiscal year 1997, the Company settled the litigation and agreed to issue an aggregate of 85,000 shares of common stock. These shares were issued during the first quarter of fiscal year 1998 and accordingly, the Company recorded an expense of approximately $214,000 which represented the fair value of the common stock on the date of issuance.

PREFERRED STOCK

         The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without stockholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 30, 1999, no preferred stock had been issued.

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

         During October 1998, the Company offered each employee, who had previously been granted options to purchase the Company's stock, the opportunity to change the option price effective October 27, 1998 (the "Repricing"). Under the terms of the Repricing, all previously granted stock options would be cancelled, and the employee would be granted the same number of options at the fair market value of the Company's common stock on October 27, 1998, which was $0.50 per share. No other terms to the stock options were amended. At the time of the offer, the Company had approximately 80 employees who had been granted options to purchase the Company's common stock with option prices ranging from $2.75 to $6.84. The Repricing plan was accepted by all employees with respect to outstanding stock options.

         The Company uses the measurement prescribed by Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" ("APB 25"). Had compensation costs for the Company's Plans been determined based on the fair market value at the grant dates of options granted consistent with the method of SFAS 123, the Company's net (loss) income and diluted net (loss) income per share would have been reduced (increased) to the proforma amounts indicated below:


                                                            1998                        1997                           1996
                                                            ----                        ----                           ----
                                                                                                         (as restated, Note 11)
Net (loss) income             As reported               ($18,974,498)               $(11,432,570)                    $2,074,941
                              Proforma                  ($19,735,008)               $(11,939,613)                    $1,946,867

Diluted net (loss)            As reported                     ($2.85)                     $(1.63)                         $0.27
  income per share            Proforma                        ($2.96)                     $(1.68)                         $0.26


         In calculating the proforma net (loss) income and net (loss) income per share for 1998, 1997 and 1996, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                    1998             1997            1996
                                    ----             ----            ----
Expected life (years)            3 - 7 years      3 - 7 years      4 - 7 years
Interest rate                       6.02%              6.52%           6.39%
Volatility                          102%                39%              41%
Dividend yield                       0%                 0%                0%

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

A summary of the Company's option activity, and related information for each of the three fiscal years ended January 30, 1999 follows:


                                              1998                            1997                             1996
                                  -----------------------------   ------------------------------  --------------------------------
                                                 WEIGHTED-                        WEIGHTED-                         WEIGHTED-
                                                   AVERAGE                          AVERAGE                          AVERAGE
                                    SHARES     EXERCISE PRICE        SHARES     EXERCISE PRICE       SHARES      EXERCISE PRICE
                                  -----------------------------   ------------------------------  --------------------------------
Outstanding at beginning of year    1,724,150      $3.18             1,494,600      $3.19             1,348,800       $3.16

Granted                             1,926,750 (1)  $0.46               332,750       3.28               149,000        3.50
Exercised                            (684,200)      0.45               (37,500)      3.13                (2,000)       4.13
Cancelled                          (1,208,100)(1)   2.99               (65,700)      3.84                (1,200)       2.96
                                  -----------------------------   ------------------------------  --------------------------------
Outstanding at end of year          1,758,600      $0.46             1,724,150      $3.18             1,494,600       $3.19
                                  -----------------------------   ------------------------------  --------------------------------
Options exercisable
  at end of year                    1,600,275      $0.46             1,541,400      $3.14             1,475,500       $3.17
Weighted-average fair value of
  options granted during the year   1,926,750      $0.46               332,750      $1.48               149,000       $1.49

--------------------
(1) Includes 1,130,600 options cancelled and then subsequently re-granted as part of the repricing.


         The following table summarizes information about stock options outstanding at January 30, 1999:


                                  Options Outstanding                           Options Exercisable
-------------      ---------------------------------------------------  -------------------------------------
                                   Weighted-         Weighted-                             Weighted-
    Range of                        Average           Average                               Average
    Exercise         Number        Exercise         Contractual          Number             Exercise
     Prices       Outstanding        Price              Life           Outstanding           Prices
    --------      -----------      ---------        -----------        -----------         ---------
$0.41 - $0.50             1,750,600     $0.46            7               1,592,275           $0.46

     $2.75                    8,000      2.75            7                   8,000            2.75

                   --------------------------------   ---------       -----------------  ------------------
                          1,758,600     $0.46            7               1,600,275           $0.46
                   --------------------------------   ---------       -----------------  ------------------


NOTE 12 - EMPLOYEE BENEFIT PLANS:

         The Company has a 401(k) Savings and Investment Plan ("the Plan"). Pursuant to such plan, participants may make contributions to the Plan up to a maximum of 15% of total compensation or $9,500 (or such higher amount as is prescribed by the Secretary of the Treasury for cost of living adjustments), whichever is less, and the Company, in its discretion, may match such contributions to the extent of 25% of the first 4% of a participant's contribution. The Company's matching contributions vest over a 5-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company's matching contributions during fiscal years 1998, 1997 and 1996 were not significant.

NOTE 13 - COMMITMENTS AND CONTINGENCIES:

         The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $50,000 and for annual Company medical claims which exceed approximately $2,000,000 in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known. The self-insurance reserve at January 30, 1999 and January 31, 1998 was approximately $520,000 and $338,000, respectively.

         In the fourth quarter of 1998, the Company entered into severance agreements with two executive officers resulting in a non-recurring charge of approximately $1,900,000. Under the terms of the agreements, both officers will receive severance payments over a three-year term beginning December 1998. The resulting expense is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operation. In addition, as part of the severance agreement with one of the executive officers, the officer received 429,000 shares of common stock at no cost and, accordingly, the Company recorded additional compensation expense of approximately $176,000.

         The Company leases space for its office, warehouse and retail stores. The lease terms vary from one to ten years, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

         Rent expense for fiscal year 1998, 1997, and 1996 approximated $15,972,000, $14,398,000, and $11,223,000, respectively. Future minimum lease commitments under these operating leases at January 30, 1999 are as follows:

           FISCAL YEAR
           -----------
              1999                                   $15,750,000
              2000                                    14,196,000
              2001                                    11,575,000
              2002                                     8,556,000
              2003                                     5,855,000
              Thereafter                              12,908,000
                                                     -----------
              Total future minimum lease payments    $68,840,000
                                                     ===========

         The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 30, 1999:

         FISCAL YEAR
         -----------
              1999                                     $  526,050
              2000                                        265,314
              2001                                        190,485
              2002                                        194,724
              2003                                          8,774
                                                       ----------
         Total future minimum lease payments            1,185,347
         Less:  amount representing interest             (203,308)
                                                       ----------
         Present value of minimum lease payments       $  982,039
         Less:  current portion                          (419,487)
                                                       ----------
                                                       $  562,552
                                                       ==========

         The depreciation expense relating to capital leases is included in depreciation and amortization expense.

         As of January 30, 1999, the Company had entered into 7 additional store leases at locations under construction.

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

         During 1997 and 1996, the Company made sales to L. Luria & Son, Inc, ("Luria's") in the amounts of $1,999,823 and $2,473,623, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made.

Management cannot presently predict the outcome of these matters, although management believes, upon the advice of legal counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial postion or result of operations.

NOTE 14 - SEGMENT INFORMATION:

         The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.


                                                            FISCAL YEAR ENDED
                                               ------------------------------------------------
                                                JANUARY 30,       JANUARY 31,       FEBRUARY 1,
                                                   1999              1998              1997
                                               ------------      ------------      ------------
        Net sales:
          Wholesale                            $ 40,465,689      $ 34,031,744      $ 30,316,598
          Retail                                134,789,944       129,561,815       108,603,129
                                               ------------      ------------       -----------
            Total net sales                    $175,255,633      $163,593,559      $138,919,727
                                               ============      ============      ============
        Cost of goods sold:
          Wholesale                            $ 32,280,324      $ 25,782,695       $22,702,968
          Retail                                 74,593,443        70,027,123        56,066,785
                                               ------------      ------------       -----------
            Total cost of goods sold           $106,873,767      $ 95,809,818       $78,769,753
                                               ============      ============      ============
        Gross profit:
          Wholesale                            $  8,185,365      $  8,249,049       $ 7,613,630
          Retail                                 60,196,501        59,534,692        52,536,344
                                               ------------      ------------       -----------
            Total gross profit                 $ 68,381,866      $ 67,783,741       $60,149,974
                                               ============      ============      ============
        Inventories:

          Wholesale                            $  8,227,522      $ 20,368,792       $32,051,346
          Retail                                 45,652,610        52,769,050        53,059,077
                                               ------------      ------------       -----------
            Total inventories                  $ 53,880,132      $ 73,137,842       $85,110,423
                                               ============      ============      ============

        Depreciation and amortization:
          Wholesale                            $         --      $         --       $        --
          Retail                                  4,480,681      $  4,697,816         3,771,508
                                               ------------      ------------       -----------
                                               $  4,480,681      $  4,697,816       $ 3,771,508
                                               ============      ============      ============
        Capital expenditures:
          Wholesale                            $         --      $         --       $        --
          Retail                                  8,849,837         6,831,944         6,798,159
                                               ------------      ------------      ------------
                                               $  8,849,837      $  6,831,944       $ 6,798,159
                                               ============      ============      ============

         An unaffiliated customer of the wholesale segment accounted for approximately 6%, 8% and 11% of the consolidated net sales in fiscal year 1998, 1997 and 1996, respectively, and 0% and 18% of the consolidated net trade accounts receivable balance at January 30, 1999 and January 31, 1998, respectively.

         In fiscal year 1998, 1997 and 1996, the wholesale segment included foreign sales of approximately $2.9 million, $1.7 million and $3.8 million, respectively.

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED):

         The following table sets forth the Company's unaudited quarterly summarized financial data for the periods indicated (dollar amounts are in thousands). Certain of the quarterly information has been restated, as described below.


                                                    FISCAL YEAR 1998                             FISCAL YEAR 1997
                                       ----------------------------------------     ----------------------------------------
                                          1ST      2ND        3RD        4TH          1ST       2ND         3RD       4TH
                                          QTR      QTR        QTR        QTR          QTR       QTR         QTR       QTR
                                       ----------------------------------------     ----------------------------------------
Wholesale division                      $13,468   $10,235    $ 6,993   $  9,770     $ 6,541    $ 8,333    $ 8,590    $10,568

Retail division                          25,000    29,450     30,091     50,249      23,447     28,952     30,185     46,978

Total net sales                          38,468    39,685     37,084     60,019      29,988     37,285     38,775     57,546
Gross profit                             14,806    16,511     15,020     22,045      12,906     15,628     15,913     23,337
Loss before cumulative effect  of
  change in accounting principle         (2,772)   (1,273)    (3,859)   (11,070)     (1,998)      (457)    (1,226)    (7,122)
Cumulative effect of change in
  accounting principle                       --        --         --         --        (632)        --         --         --
Net loss                                 (2,772)   (1,273)    (3,859)   (11,070)     (2,630)      (457)    (1,226)    (7,122)

Basic loss per common share:
  Loss before cumulative effect of
    change in accounting principle      $ (0.42)  $ (0.20)   $ (0.59)  $  (1.64)    $ (0.28)   $ (0.06)   $ (0.17)   $ (1.05)
 Cumulative effect of change in
  accounting principle                       --        --         --         --       (0.09)        --         --         --
Net loss                                $ (0.42)  $ (0.20)   $ (0.59)  $  (1.64)    $ (0.37)   $ (0.06)   $ (0.17)   $ (1.05)

Diluted loss per common share:
  Loss before cumulative effect of
  change in accounting principle        $ (0.42)  $ (0.20)   $ (0.59)  $  (1.64)    $ (0.28)   $ (0.06)   $ (0.17)   $ (1.05)
Cumulative effect of change in
  accounting principle                       --        --         --         --     $ (0.09)        --         --         --
Net loss                                $ (0.42)  $ (0.20)   $ (0.59)  $  (1.64)    $ (0.37)   $ (0.06)   $ (0.17)   $ (1.05)
% of total net sales for fiscal year       21.9%     22.6%      21.2%      34.3%       18.3%      22.8%      23.7%      35.2%
# of retail stores at end of each
 period                                     284       287        294        289         270        271        283        285

Net loss as previously reported         $(2,772)  $(1,273)   $(3,859)  $(11,070)    $(2,039)   $  (498)   $  (878)   $(7,555)

Cumulative effect of change in
  accounting principle                       --        --         --         --        (564)        68        121         21

Provision for doubtful accounts              --        --         --         --          --         --       (700)       700

Income tax (provision) benefit               --        --         --         --         (27)       (27)       231       (288)

Net loss as adjusted                    $(2,772)  $(1,273)   $(3,859)  $(11,070)    $(2,630)   $  (457)   $(1,226)   $(7,122)

Per Share Amounts:
  Basic:
      Net loss as previously reported   $ (0.42)  $ (0.20)   $ (0.59)  $  (1.64)    $ (0.29)   $ (0.07)   $ (0.12)   $ (1.11)
       Cumulative effect of change in
        accounting accounting principle      --        --         --         --       (0.08)      0.01       0.02         --
       Provision for doubtful accounts       --        --         --         --          --         --      (0.10)      0.10


       Income tax (provision) benefit        --        --         --         --          --         --       0.03      (0.04)
       Net loss as adjusted             $ (0.42)  $ (0.20)   $ (0.59)   $ (1.64)    $ (0.37)   $ (0.06)   $ (0.17)   $ (1.05)

Per Share Amounts:
  Diluted:
       Net loss as previously reported  $ (0.42)  $ (0.20)   $ (0.59)   $ (1.64)    $ (0.29)   $ (0.07)   $ (0.12)   $ (1.11)
       Cumulative effect of change in
         accounting principle                --        --         --         --       (0.08)      0.01       0.02         --
       Provision for doubtful accounts       --        --         --         --          --         --      (0.10)      0.10
       Income tax (provision) benefit        --        --         --         --          --         --       0.03      (0.04)
       Net loss as adjusted             $ (0.42)  $ (0.20)   $ (0.59)   $ (1.64)    $ (0.37)   $ (0.06)   $ (0.17)   $ (1.05)




         As disclosed in Note 2, the Company changed its method of accounting for preopening expenses in 1997 and has reported the initial applications as a cumulative effect of a change in accounting principle. Accordingly, the Company's net loss and net loss per common share for all quarters in 1997 in the above table has been restated to reflect this change.

         During the fourth quarter of fiscal year 1998 and 1997, the Company recorded a reserve for inventory losses of approximately $3.8 million and $2.8 million, respectively (see Note 5).

NOTE 16 - SUBSEQUENT EVENTS (UNAUDITED):

         Subsequent to January 30, 1999 and through April 15, 1999, the Company has opened 2 stores and closed 2 stores.

         In February 1999, the Company entered into three-year employment agreements with two of its executive officers. The agreements provide for aggregate annual salaries of approximately $718,000 to these officers subject to the higher of the increase in adjustments for cost-of-living or 5%. The agreements also contain a performance bonus plan and grant of stock options if the Company meets certain net income levels.

         In March 1999, the Company entered into a subscription agreement for the sale of 235,294 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The agreement requires that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months to permit the registered resale of the shares by the investors in open market transactions. The proceeds of $2,000,000 were received by the Company in January 1999 and is included in capital in excess of par value in the accompanying consolidated balance sheet as of January 30, 1999. Subsequent to this initial subscription agreement of $2,000,000, the Company received an additional $2,000,000 from the same group of private investors.

         In February 1999, the Company, through its wholly-owned subsidiary, Perfumania.com, Inc., began operation of an Internet commerce site, Perfumania.com. The Company intends to capitalize on its name recognition and cross marketing opportunities with its stores to become a top discount retailer of fragrance and related products on the Internet. All orders placed with the Internet site are shipped from the Company's existing distribution center in Miami, Florida.

         In April 1999, Perfumania.com, Inc. announced that it intends to make an initial public offering of its common stock. Perfumania.com, Inc. plans to raise approximately $15 - $20 million representing approximately 33% of the common stock to be outstanding following the offering. A registration statement for the offering is expected to be filed by the end of June 1999, and the offering should be completed as soon as practicable after the registration statement becomes effective. The net proceeds of the offering will be used for working capital and other general corporate purposes and also repayment of any outstanding indebtedness to the Company.

                                PERFUMANIA, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                              ADDITIONS
                                                     ----------------------------
                                   BALANCE AT        CHARGES TO        CHARGED TO                         BALANCE
                                   BEGINNING         COSTS AND           OTHER                           AT END OF
DESCRIPTION                        OF PERIOD          EXPENSE           ACCOUNTS        DEDUCTIONS        PERIOD
-----------                        ----------        ----------        ----------       ----------       --------
FOR THE YEAR ENDED
FEBRUARY 1, 1997:

Accounts receivable               $  472,804         $  500,000         $     --      $  (724,418)(1)   $  248,386

Inventory                            750,000            190,000               --               --          940,000

FOR THE YEAR ENDED
JANUARY 31, 1998:

Accounts receivable                  248,386          1,730,000               --       (1,273,432)(1)      704,954

Inventory                            940,000          1,810,000               --               --        2,750,000

Self insurance                            --            297,710          187,449(2)      (146,937)(3)      338,222

Deferred tax asset valuation
  allowance                               --          3,405,000               --               --        3,405,000

FOR THE YEAR ENDED
JANUARY 30, 1999:

Accounts receivable                  704,954                 --               --               --          704,954

Inventory                          2,750,000          3,764,665               --       (2,351,414)(4)    4,163,251

Self insurance                       338,222          1,295,410          541,484(2)    (1,654,491)(3)      520,625

Deferred tax asset valuation
  allowance                        3,405,000          8,381,525               --               --       11,786,525

------------------
(1)      Represents amounts written off against accounts receivable.
(2)      Represents employee contributions.
(3)      Represents benefit/premium payments.
(4)      Represents amounts written off against inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated by reference from the Perfumania, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K.

             (a)      The following documents are filed as part of this report:

                      (1)      Financial Statements

              An index to financial statements for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 appears on page 23.

                      (2)      Financial Statement Schedule

              The following statement schedule for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 are submitted herewith:

                                                                       ITEM FORM 10-K
                                                                         NUMBER PAGE
                                                                       --------------
         Schedule II - Valuation and Qualifying Accounts and Reserves        52

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

  (b)         Employment Agreement, dated as of February 1, 1995, between the Company and
              Jerome Falic

  (c)         Employment Agreement, dated as of February 1, 1995, between the Company and
              Ron Friedman

  (d)         Consulting Agreement, dated as of January 1, 1994, between the Company and
              Rachmil Lekach

  (e)         Consulting Agreement, dated as of May 2, 1995, between the Company and
              Ilia Lekach

10.3     Amendments to the Loan and Security Agreements between the Company and

         LaSalle National Bank dated July 29, 1994, and September 30, 1994                                   (5)

10.4     Amendments to the Loan and Security Agreements between the Company and LaSalle
         National Bank dated March 29, 1996                                                                  (6)

10.5     1991 Stock Option Plan, as amended                                                                  (6)

10.6     1992 Directors Stock Option Plan, as amended                                                        (6)

10.7     Regulation S 5% Convertible Debentures Agreement                                                    (6)

10.8     Regulation S Stock Subscription Agreement                                                           (6)

10.9     Amendments to the Loan and Security Agreements between LaSalle
         National Bank dated April 16, 1997                                                                  (7)

21.1     Subsidiaries of the Registrant                                                                      (6)

23.1     Consent of PricewaterhouseCoopers LLP                                                               (9)

27.1     Financial Data Schedule                                                                             (9)

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

(7) Incorporated by reference to the exhibit of the same description filed with the Company's 1996 Form 10-K (filed May 2, 1997)

(8) Incorporated by reference to the exhibit of the same description filed with the Company's 1997 Form 10-K (filed May , 1998)

(9)      Filed herewith.

              (b)     Reports on Form 8-K
                      None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


April __, 1999                        PERFUMANIA, INC.



                                      By:  /s/ Ilia Lekach
                                           ------------------------------------
                                           Ilia Lekach, Chairman of the Board
                                           and Chief Executive Officer

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


Signature                                        Title                                             Date
---------                                        -----                                             ----



/s/ Ilia Lekach                          Chairman of the Board and                           April 30, 1999
-------------------------------          Chief Executive Officer
Ilia Lekach



/s/ Jerome Falic                        President and Vice Chairman                          April 30, 1999
-------------------------------         of the Board
Jerome Falic



/s/ Donovan Chin                        Chief Financial Officer                              April 30, 1999
-------------------------------         and Director
Donovan Chin



/s/ Marc Finer                          President of the Retail Division                     April 30, 1999
-------------------------------         and Director
Marc Finer



/s/ Robert Pliskin                      Director                                             April 30, 1999
-------------------------------
Robert Pliskin



/s/ Carole Ann Taylor                   Director                                             April 30, 1999
-------------------------------
Carole Ann Taylor



/s/ Horacio Groisman, M.D.              Director                                             April 30, 1999
-------------------------------
Horacio Groisman, M.D.
