Form 10-K/A
period 1999-01-30
PERFUMANIA INC
filed 1999-05-28
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

Name                   Age     Position
----                   ---     --------

Ilia Lekach            50      Chairman of the Board and Chief Executive Officer

Jerome Falic           35      President and Vice Chairman of the Board

Marc Finer             37      President of the Retail Division and Director

Donovan Chin           32      Chief Financial Officer, Secretary and Director

Claire Fair            39      Vice President of Human Resources

Robert Pliskin         75      Director

Carole Ann Taylor      53      Director

Dr. Horatio Groisman   46      Director

         ILIA LEKACH is a co-founder of the Company and was the Company's Chief Executive Officer and Chairman of the Board from its incorporation in 1988 until April 1994. Mr. Lekach was re-appointed the Company's Chief Executive Officer and Chairman of the Board on October 28, 1998. Mr. Lekach is also Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc. ("Parlux"), a publicly traded manufacturer of fragrance and related products. In August 1996, Mr. Lekach became an officer and director with L.Luria & Son, Inc., ("Luria"), a publicly traded specialty discount retailer. On August 13, 1997, Luria filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated. See "Certain Relationships and Related Transactions."

         JEROME FALIC was appointed President on October 28, 1998. Mr. Falic has been a Vice President of the Company since the Company's inception and a Director of the Company since August 1994. Mr. Falic was appointed the Company's Vice Chairman of the Board in September 1994.

         MARC FINER has been the President of the Company's Retail Division since March 1994 and a Director since August 1994. Mr. Finer was the President of Parfums Expresso, Inc. and Parfums D'Arte, wholesale distributors of fragrances in Puerto Rico, from their inception in August 1986 until March 1994.

         DONOVAN CHIN was appointed Chief Financial Officer and Secretary of the Company in February of 1999. Prior to this appointment, Mr. Chin served as Corporate Controller of the Company from May 1995 to February 1999 and as Assistant Corporate Controller from May 1993 to May 1995. Previously, Mr. Chin was employed by Price Waterhouse LLP in its Miami audit practice.

         CLAIRE FAIR was appointed Vice President of Human Resources in August 1996. From November 1993 to August 1996, she served as the Company's Director of Human Resources. Previously, Ms. Fair was the Director of Employee Relations with Sterling, Inc.

         ROBERT PLISKIN was appointed a Director of the Company in October 1991. Mr. Pliskin served as President of Longines Wittnauer Watch Company from 1971 to 1980 when he became President of the Seiko Time Corporation, a position he held until 1987. In 1987 Mr. Pliskin became the President of Hattori

Corporation of America, a distributor of watches and clocks, until his retirement in 1993. Mr. Pliskin is a member of the Company's Audit Committee and Compensation Committee.

         CAROLE ANN TAYLOR was appointed a Director of the Company in June 1993. From 1987 to 1998 Ms. Taylor was the owner and president of the Bayside Company Store, a retail souvenir and logo store at Bayside Marketplace in Miami, Florida. She was also a partner of Jardin Bresilien restaurant located at Bayside Marketplace. Currently Ms. Taylor is the owner of Miami To Go, Inc., a retail and wholesale logo and souvenir merchandising and silkscreening company. She is also a partner is Miami Airport Duty Free Joint Venture with Greyhound Leisure Services which owns and operates the 19 duty free stores at Miami International Airport. Ms. Taylor is a Director of the Greater Miami Convention & Visitors Bureau, the Academy of Travel and Tourism, the Omni Advisory Board, the Performing Arts Trust Foundation and the Greater Miami Chamber of Commerce Board of Trustees. Ms. Taylor is a member of the Company's Audit Committee, Stock Option Committee and Compensation Committee.

         DR. HORATIO GROISMAN was appointed a Director of the Company in March 1999. Dr. Groisman has been a practicing physician since 1981, specializing in head and neck surgery, and currently has offices in Miami, Aventura and Hollywood, Florida. Dr. Groisman is a member of the Company's Stock Option and Compensation Committee.

         The Company's officers are elected annually by the Board of Directors and serve at the discretion of the Board. The Company's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10 percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended January 30, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except that one report relating to one transaction was filed late by each Jerome Falic and Robert Pliskin, respectively and two reports representing two transactions for Claire Fair have not been filed as of May 28, 1999.

         On October 28, 1999, the Company repriced the outstanding options issued under the Company's 1991 Stock Option Plan. As of May 28, 1999 each of the following individuals has not met the filing requirement with respect to those options which were cancelled in connection with the repricing: Ilia Lekach, Jerome Falic, Marc Finer, Claire Fair, Simon Falic, Ron Friedman, Robert Pliskin, and Carole A. Taylor.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation awarded to, earned by or paid to the Company's (a)Chief Executive Officer, (b) the Company's four most highly compensated executive officers other than the Chief Executive Officer whose compensation exceeded $100,000 in fiscal 1998, for services rendered to the Company during fiscal year 1998, 1997 and 1996 and (c) those individuals for whom disclosures would have been provided but for the fact that those individual were not serving as executive officers of the Company at the end of the fiscal year. The Chief Executive Officer and such other executive officers are sometimes hereafter collectively referred to as the "Named Executive Officers".

                           SUMMARY COMPENSATION TABLE

                                                                                      LONG-TERM COMPENSATION
                                                                               ----------------------------------
                                                  ANNUAL COMPENSATION                 AWARDS             PAYOUTS
                                ---------------------------------------------- ---------------------   ----------
                                                                   OTHER       RESTRICTED
NAME AND                        FISCAL                             ANNUAL          STOCK                   LTIP         ALL OTHER
PRINCIPAL POSITION               YEAR  SALARY($)  BONUS($)   COMPENSATION($)(1)  AWARD(S) OPTIONS(#)    PAYOUTS($)   COMPENSATION($)
------------------------------------------------------------------------------------------------------------------------------------
Ilia Lekach (2)                  1998        $0       $0       500,000 (3)         $0     775,000(8)        $0               $0
  Chairman of the Board and
   Chief Executive Officer

Jerome Falic (4)                 1998  $259,034       $0             0             $0     334,500(8)        $0               $0
  President and                  1997  $246,700       $0             0             $0           0           $0               $0
  Vice Chairman of the Board     1996  $236,250  $61,000             0             $0           0           $0               $0

Marc Finer                       1998  $200,401       $0             0             $0      60,000(8)        $0               $0
  President, Retail Division     1997  $183,912       $0             0             $0      50,000           $0               $0
                                 1996  $169,962  $22,500             0             $0           0           $0               $0

Claire Fair                      1998  $116,855       $0             0             $0      26,500(8)        $0               $0
  Vice President of Human        1997  $114,980       $0             0             $0      15,000           $0               $0
  Resources                      1996   $85,809       $0             0             $0       3,000           $0               $0

Simon Falic (5)                  1998  $316,598       $0             0             $0     154,500(8)        $0        1,303,588 (6)
                                 1997  $304,813       $0             0             $0           0           $0               $0
                                 1996  $287,163  $75,000             0             $0           0           $0               $0

Ron A. Friedman  (7)             1998  $228,981       $0             0             $0     429,000(8)        $0          826,232 (6)
                                 1997  $246,700       $0             0             $0           0           $0               $0
                                 1996  $236,250  $61,000             0             $0           0           $0               $0




(1) The column for "Other Annual Compensation" does not include any amounts for executive perquisites and any other personal benefits, such as the cost of automobiles, life insurance and disability insurance because the aggregate dollar amount per executive is less than 10% of his annual salary and bonus.
(2) Ilia Lekach was re-appointed the Company's Chief Executive Officer and Chairman of the Board on October 28, 1998.
(3) Amount reported represents consulting fees paid to Ilia Lekach during Fiscal 1998 prior to his employment by the Company.
(4) Jerome Falic was appointed President following the resignation of Simon Falic on January 29, 1999.
(5) Mr. Simon Falic resigned on January 29, 1999 at which time Mr. Falic served the Company in the following capacities: President, Chief Financial Officer, Chief Operations Officer, Treasurer and Secretary.
(6) Pursuant to and in accordance with the individual separation agreements with the aforementioned Named Executive Officers, each shall receive the amount indicated over a 36-month term. See "Separation Agreements" below.
(7) Mr. Friedman resigned on October 28, 1998 at which time he served the Company in the following capacities: Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary.
(8) Includes options repriced effective October 28, 1998 in the following amounts: Ilia Lekach (375,000); Jerome Falic (100,000); Marc Finer (60,000); Claire Fair (21,500); Simon Falic (100,000); and Ron Friedman (429,000).

                               OPTION GRANTS TABLE



The following table sets forth certain information concerning grants of stock options made during fiscal year 1998 to the Named Executive Officers.




                                                    INDIVIDUAL OPTION GRANTS IN FISCAL YEAR 1998
                       --------------------------------------------------------------------------------------------------------

                                                                                                     POTENTIAL REALIZABLE
                                              % OF TOTAL                                                VALUE AT ASSUMED
                                                OPTIONS                                                 ANNUAL RATES OF
                                              GRANTED TO                                           STOCK PRICE APPRECIATION
                          NUMBER OF            EMPLOYEES         EXERCISE                               FOR OPTION TERM
                           OPTIONS             IN FISCAL        PRICE PER        EXPIRATION      ------------------------------
         NAME              GRANTED             1998 (4)           SHARE             DATE            5% (1)          10% (1)
         ----          ----------------      --------------    -------------    -------------    -------------    -------------
       Ilia Lekach             400,000            21%             $0.41             2008             $103,156         $260,760
                               375,000  (2)       20%             $0.50             2008             $117,938         $298,125

       Jerome Falic             34,500  (3)        4%             $0.50             2008              $10,850          $27,428
                               200,000            25%             $0.41             2008              $51,578         $130,380
                               100,000  (2)        5%             $0.50             2008              $31,450          $79,500

       Marc Finer               60,000  (2)        3%             $0.50             2008              $18,870          $47,700

       Claire Fair               5,000  (3)        *              $0.50             2008               $1,573           $3,975
                                21,500  (2)        1%             $0.50             2008               $6,762          $17,093

       Simon Falic              54,500  (3)        3%             $0.50             2008              $71,140          $43,328
                               100,000  (2)       13%             $0.50             2008              $31,450          $79,500





* Indicates that amount is less than 1%.

(1) In accordance with the rules of the Securities and Exchange Commission, the potential realizable values for such options shown in the table presented above are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. These assumed rates of appreciation do not represent the Company's estimate or projection of the appreciation of shares of common stock of the Company.
(2) The indicated options were initially granted prior to fiscal 1998 and were subject to the Company's repricing effective October 28, 1998. Pursuant to repricing, these options were cancelled and reissued with an exercise price of $0.50.
(3) The indicated options were granted during fiscal 1998 prior to the repricing and were subject to the Company's repricing. Pursuant to repricing, these options were cancelled and reissued with an exercise price of $0.50.
(4) Total stock option grants during fiscal 1998 were 1,926,750 of which 1,130,600 represents options cancelled and subsequently re-granted as part of the repricing.

             STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE


         The following table sets forth certain information concerning option exercises in fiscal year 1998 and the number of unexercised stock options held by the Named Executive Officers as of January 30, 1999.

                                                                                                 VALUE OF
                                                                       NUMBER OF               UNEXERCISED
                              NUMBER OF                               UNEXERCISED              IN-THE-MONEY
                               SHARES                              OPTIONS AT FISCAL        OPTIONS AT FISCAL
                              ACQUIRED                                YEAR-END(#)              YEAR-END($)
                                 ON                 VALUE             EXERCISABLE/             EXERCISABLE/
NAME                          EXERCISE            REALIZED           UNEXERCISABLE            UNEXERCISABLE
----------------------- -- ---------------- --- -------------- -- --------------------- --- -------------------
Ilia Lekach                      --                  --                775,000/0                $8,061,938/0
Jerome Falic                     --                  --                334,500/0                $2,439,386/0
Marc Finer                     33,000             $120,375              27,000/0                $   280,868/0
Claire Fair                     9,500             $ 97,532            9,500/7,500               $98,824/78,019
Simon Falic                      --                  --                154,500/0                $1,607,186/0
Ron Friedman                  429,000             $175,890                --                              --


DIRECTOR COMPENSATION

         The Company pays each nonemployee director a $6,500 annual retainer and reimburses such persons for their expenses in connection with their activities as directors of the Company. In addition, nonemployee directors are eligible to receive stock options under the Directors Stock Option Plan.

         The Directors Stock Option Plan currently provides for an automatic grant of an option to purchase 2,000 shares of Common Stock upon a person's election as a director of the Company and an automatic grant of options to purchase 4,000 shares of Common Stock upon such persons re-election as a director of the Company, in both instances at an exercise price equal to the fair market value of the Common Stock on the date of grant.

EMPLOYMENT AGREEMENTS

         Effective February 1, 1999, the Company entered into 3-year employment agreements with Ilia Lekach and Jerome Falic pursuant to which they will receive an annual salary of $400,000 and $318,347, respectively, subject to cost-of-living increases, or 5% if higher. The employment agreements provide that Mr. Lekach and Mr. Falic will continue to receive their annual salary until the expiration of the term of their employment agreements if their employment is terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreements). The agreements contain a performance bonus plan which provides for additional compensation and grant of stock options, if the Company meets certain net income levels. The employment agreements also prohibit the employees from directly or indirectly competing with the Company during the term of their employment and for one year after termination of employment except in the case of the Company's termination of employment without cause.

         Effective August 1996, the Company entered into 3-year employment agreements with Marc Finer and Claire Fair, pursuant to which they will receive an annual salary of $175,000 and $100,000, respectively, subject to cost-of-living increases, or 5% if higher. The employment agreements provide that Mr. Finer and Ms. Fair will continue to receive their salary until the expiration of the term of the employment agreements if their employment is terminated by the Company for any reason other than death, disability or cause (as defined in the employment agreements). The agreements contain a performance bonus plan which provides for additional compensation and grant of stock options, if the Company meets certain net income levels. The employment agreements also prohibit the employee from directly or indirectly competing with the Company during the term of their employment and for one year after termination of employment except in the case of the Company's termination of employment without cause.

SEPARATION AGREEMENTS

         Pursuant to a separation agreement entered into between Ron Friedman and the Company, upon the tendering of Mr. Friedman's resignation, the following payments will be made pursuant to and in consideration of this agreement, such payments being subject to applicable withholding taxes: a $826,232 severance payment, of which $119,046 was paid through January 1999 and the balance of which is payable in monthly installments of $20,136 from February through October 1999 and $18,948 from November 1999 through November 2001. Mr. Friedman will continue to receive health, dental and life insurance coverage, on the same basis as prior to his resignation for an additional 36 months. Additionally, the Company shall convert all previously granted options into shares of the Company's common stock.

         Pursuant to a separation agreement entered into between Simon Falic and the Company, upon the tendering of Mr. Falic's resignation, the following payments will be made pursuant to and in consideration of this agreement, such payments being subject to applicable withholding taxes: a $1,303,588 severance payment, of which $300,000 was paid in January 1999 and the balance of which is payable in monthly installments of $26,529 during fiscal 1999, $27,855 during fiscal 2000 and $29,248 during fiscal 2001. Mr. Falic will continue to receive health, dental and life insurance coverage, on the same basis as prior to his resignation for an additional 36 months.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

         The following table sets forth, as of May 24, 1999, information with respect to the beneficial ownership of the Company's Common Stock by (i) each person known by the Company to beneficially own more than 5% of the outstanding shares of Common Stock, (ii) each director of the Company, (iii) each Named Executive Officer, and (iv) all directors and executive officers of the Company as a group.

                                                                         COMMON STOCK BENEFICIALLY OWNED
                                                            -----------------------------------------------------
                                                                  SHARES                                PERCENT
                                                            ------------------                         ----------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)
Ilia Lekach                                                  1,459,995(2)(3)(4)                          19.7%
Simon Falic                                                    683,050(2)(4)                              9.2%
Rachmil Lekach                                                 675,125(2)(4)                              9.1%
Jerome Falic                                                   923,230(3)(4)                             12.5%
Ron A. Friedman                                                     -                                        *
Marc Finer                                                      27,000(4)                                    *
Claire Fair                                                     18,000(4)                                    *
Robert Pliskin                                                   4,000(4)                                    *
Carole A. Taylor                                                 3,800(4)                                    *
Donovan Chin                                                     9,500(4)                                    *
Dr. Horatio Groisman                                             2,000(4)                                    *
All directors and executive officers as a group              2,444,525                                   33.0%
(9 persons)

*Less than 1%.

(1) The address of each of the beneficial owners identified is 11701 NW 101st Road, Miami, Florida 33178, except for Simon Falic and Ron Friedman.
(2) Ilia Lekach, Simon Falic, Rachmil Lekach jointly own with their spouses the shares set forth opposite their respective names.
(3) Includes 12,300 shares of Common Stock owned by Pacific Investment Group, a corporation wholly owned by Mr. Lekach.
(4) Includes shares of Common Stock issuable upon the exercise of stock options in the following amounts: Ilia Lekach (775,000); Rachmil Lekach (150,000); Jerome Falic (334,500); Robert Pliskin (4,000); Marc Finer (27,000); Donovan Chin (9,500); Dr. Horatio Groisman (2,000); Claire Fair (17,000); and Carole
    A. Taylor (3,800).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         RELATIONSHIP WITH PARLUX. Parlux Fragrances, Inc. ("Parlux") is a public company engaged in the manufacture of fragrances. Ilia Lekach, the Company's Chairman of the Board and Chief Executive Officer, and one of the Company's principal shareholders, is the Chairman of the Board of Parlux. During fiscal year 1998, the Company purchased approximately $24.3 million of merchandise from Parlux, representing approximately 27% of the Company's total purchases. The Company believes that its purchases of merchandise from Parlux, were, except for credit terms, on terms no less favorable to the Company than could reasonably be obtained in arm's length transactions with independent third parties.

         RELATIONSHIP WITH L. LURIA & SON, INC. L. Luria & Son, Inc, ("Luria's") is a public company that was a specialty discount retailer selling a broad line of products. Ilia Lekach, the Company's Chairman of the Board and Chief Executive Officer, and one of the Company's principal shareholders, was the Chairman of the Board of Luria's. During fiscal year 1997, the Company sold approximately $2.0 million of merchandise to Luria's, representing approximately 1% of the Company's total sales. The Company believes that its sales of merchandise to Luria's, were, except for credit terms, on terms no less favorable to the Company than could reasonably be obtained in arm's length transactions with independent third parties. During August 1997, Luria's filed for relief under Chapter 11 of the United States Bankruptcy Code. The Company is an unsecured creditor of Luria's and in fiscal year 1997 the Company wrote off receivables from Luria's in the amount of $1.2 million. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida, to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of legal counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

         RELATED PARTY INDEBTEDNESS. From time to time the Company has borrowed money for working capital purposes from its principal shareholders and executive officers and members of their immediate families. The highest aggregate amounts of the Company's indebtedness to such persons during fiscal year 1998, amount outstanding at January 30, 1999, the maturity date of such indebtedness and the interest rate payable by the Company at January 30, 1999, were as set forth in the following table:


                           HIGHEST AMOUNT          AMOUNT                                        ANNUAL
                           OUTSTANDING             OUTSTANDING AT          PAYMENT               INTEREST
                           DURING FISCAL YEAR      JANUARY 30, 1999        DATE                  RATE
                           --------------------    --------------------    ------------------    --------------
Israel Friedman (1)        $786,483                $0                      November 1998         Prime plus 2%

(1) Father of Ron A. Friedman, the Company's previous Chief Financial Officer, Chief Operating Officer and Secretary.



As of January 30, 1999, Ilia Lekach was indebted to the Company pursuant to an unsecured note, in the amount of $457,243 issued in connection with his purchase of a condominium from the Company in October 1991. The note accrues interest at the rate of 9.5% and matures on December 31, 2000.

Prior to becoming an employed as the Company's Chief Executive Officer effective February 1, 1999, Ilia Lekach provided consulting services to the Company. The total consulting fees paid to this Mr. Lekach during 1998 was $500,000.

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

  (b)         Employment Agreement, dated as of February 1, 1995, between the Company and
              Jerome Falic

  (c)         Employment Agreement, dated as of February 1, 1995, between the Company and
              Ron Friedman

  (d)         Consulting Agreement, dated as of January 1, 1994, between the Company and
              Rachmil Lekach

  (e)         Consulting Agreement, dated as of May 2, 1995, between the Company and
              Ilia Lekach

10.3     Amendments to the Loan and Security Agreements between the Company and

         LaSalle National Bank dated July 29, 1994, and September 30, 1994                                   (5)

10.4     Amendments to the Loan and Security Agreements between the Company and LaSalle
         National Bank dated March 29, 1996                                                                  (6)

10.5     1991 Stock Option Plan, as amended                                                                  (6)

10.6     1992 Directors Stock Option Plan, as amended                                                        (6)

10.7     Regulation S 5% Convertible Debentures Agreement                                                    (6)

10.8     Regulation S Stock Subscription Agreement                                                           (6)

10.9     Amendments to the Loan and Security Agreements between LaSalle
         National Bank dated April 16, 1997                                                                  (7)

10.10    Executive Employment Agreements and Separation Agreements                                          (10)
  (a)         Employment Agreement, dated as of June 21, 1996, between the Company and Claire Fair

  (b)         Employment Agreement, dated as of August 11, 1997, between the Company and Marc Finer

  (c)         Employment Agreement, dated as of February 1, 1999, between the Company and Jerome Falic

  (d)         Employment Agreement, dated as of February 1, 1999, between the Company and Ilia Lekach

  (e)         Separation Agreement, dated December 1, 1998, between the Company and
              Ron Friedman

  (f)         Separation Agreement, dated January 29, 1999, between the Company and
              Simon Falic

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

(7) Incorporated by reference to the exhibit of the same description filed with the Company's 1996 Form 10-K (filed May 2, 1997)

(8) Incorporated by reference to the exhibit of the same description filed with the Company's 1997 Form 10-K (filed May 28, 1998)

(9) Incorporated by reference to the exhibit of the same description filed with the Company's 1998 Form 10-K (filed April 30, 1999).

(10)     Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


May 28, 1999                        PERFUMANIA, INC.



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


Signature                                        Title                                             Date
---------                                        -----                                             ----



/s/ Ilia Lekach                          Chairman of the Board and                            May 28, 1999
-------------------------------          Chief Executive Officer
Ilia Lekach



/s/ Jerome Falic                        President and Vice Chairman                           May 28, 1999
-------------------------------         of the Board
Jerome Falic



/s/ Donovan Chin                        Chief Financial Officer                               May 28, 1999
-------------------------------         and Director
Donovan Chin



/s/ Marc Finer                          President of the Retail Division                      May 28, 1999
-------------------------------         and Director
Marc Finer



/s/ Robert Pliskin                      Director                                              May 28, 1999
-------------------------------
Robert Pliskin



/s/ Carole Ann Taylor                   Director                                              May 28, 1999
-------------------------------
Carole Ann Taylor



/s/ Horacio Groisman, M.D.              Director                                              May 28, 1999
-------------------------------
Horacio Groisman, M.D.
