Form 10-Q
period 1999-05-01
PERFUMANIA INC
filed 1999-06-15
CIK 880460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


                   For the Quarterly Period Ended May 1, 1999
                         Commission File Number 0-19714


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

                                  YES [X]  NO [ ]


                           Common Stock $.01 Par Value
                              Outstanding Shares at
                             May 1, 1999 - 7,384,485

                                TABLE OF CONTENTS

                                PERFUMANIA, INC.

                                     PART I

                              FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

               Consolidated Balance Sheets.....................................................  3

               Consolidated Condensed Statements of Operations.................................  4

               Consolidated Statements of Cash Flows...........................................  5

               Notes to Condensed Consolidated Financial Statements............................  6


ITEM 2   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         CONSOLIDATED FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS................................................................. 11


ITEM 3   QUANITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISKS.................................................................... 16

                                  PART II
                             OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS..................................................................... 17

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS............................................. 17

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K...................................................... 17

         SIGNATURES............................................................................ 18



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      May 1, 1999      January 30, 1999
                                                                     -------------     -----------------
                                                                               (unaudited)
                                     ASSETS
Current assets:
  Cash and cash equivalents                                          $   1,420,259       $   1,745,603
  Trade receivables, less allowance for doubtful
  accounts of $719,954 and $704,954 as of May 1, 1999
      and January 30, 1999, respectively                                 5,222,998           4,108,847
  Advances to suppliers                                                  7,428,843           8,065,301
  Inventories, net of reserve of $3,722,924 and $4,163,251
      as of May 1, 1999 and January 30, 1999, respectively              63,769,253          53,880,132
  Prepaid expenses and other current assets                              1,719,584           1,502,087
                                                                     -------------       -------------
     Total current assets                                               79,560,937          69,301,970
Property and equipment, net                                             23,109,608          23,180,462
Leased equipment under capital leases, net                               1,210,314           1,373,878
Other assets                                                             1,357,379           1,357,966
Due from related parties                                                   457,243             457,243
                                                                     -------------       -------------
      Total assets                                                   $ 105,695,481       $  95,671,519
                                                                     =============       =============
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                   $  34,644,318       $  32,800,627
  Accounts payable - non affiliates                                     12,762,162          14,329,013
  Accounts payable - affiliates                                         25,827,932          15,812,240
  Accrued expenses and other liabilities                                 8,775,309           9,205,316
  Advances from customers                                                2,500,000                  --
  Income taxes payable                                                     368,263             485,098
  Current portion of obligations under capital leases                      317,765             419,487
                                                                     -------------       -------------
     Total current liabilities                                          85,195,749          73,051,781
Long term portion of notes payable                                       1,935,402           2,370,684
Long-term portion of obligations under capital leases                      509,745             562,552
Convertible notes payable                                                1,996,000                  --
Long-term severance payable                                                975,423           1,037,859
                                                                     -------------       -------------
     Total liabilities                                                  90,612,319          77,022,876
                                                                     -------------       -------------
Commitments and contingencies                                                   --                  --
Redeemable common equity                                                   470,588             470,588
Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                      --                  --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 8,896,891 and 8,614,491 shares issued,
   respectively                                                             88,969              86,145
  Capital in excess of par                                              54,963,570          54,440,009
  Treasury stock, at cost, 1,512,406 shares as of
     May 1, 1999 and January 30, 1999                                   (5,413,002)         (5,413,002)
  Accumulated deficit                                                  (35,026,963)        (30,935,097)
                                                                     -------------       -------------
     Total stockholders' equity                                         14,612,574          18,178,055
                                                                     -------------       -------------
     Total liabilities and stockholders' equity                      $ 105,695,481       $  95,671,519
                                                                     =============       =============




           See accompanying notes to consolidated financial statements

                                PERFUMANIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                 THIRTEEN            THIRTEEN
                                                                WEEKS ENDED         WEEKS ENDED
                                                                MAY 1, 1999         MAY 2, 1998
                                                                ------------       ------------
Net sales                                                       $ 39,400,964       $ 38,467,975
Cost of goods sold                                                24,147,795         23,662,458
                                                                ------------       ------------
Gross profit                                                      15,253,169         14,805,517
                                                                ------------       ------------

Operating expenses:
  Selling, general and administrative                             16,630,905         15,337,548
  Depreciation and amortization                                    1,165,152          1,082,258
                                                                ------------       ------------
      Total operating expenses                                    17,796,057         16,419,806
                                                                ------------       ------------


Loss from operations before other expense                         (2,542,888)        (1,614,289)
Other expense                                                     (1,548,978)        (1,157,323)
                                                                ------------       ------------
Net loss                                                        $ (4,091,866)      $ (2,771,612)
                                                                ============       ============

Net loss per common share:
  Basic                                                         $      (0.56)      $      (0.42)
                                                                ============       ============
  Diluted                                                       $      (0.56)      $      (0.42)
                                                                ============       ============

Weighted average number of common shares outstanding:
  Basic                                                            7,364,485          6,560,354
                                                                ============       ============
  Diluted                                                          7,364,485          6,560,354
                                                                ============       ============



          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        THIRTEEN           THIRTEEN
                                                                       WEEKS ENDED       WEEKS ENDED
                                                                       MAY 1, 1999       MAY 2, 1998
                                                                       -----------       -----------
Cash flows from operating activities:
 Net loss                                                              $(4,091,866)      $(2,771,612)
 Adjustments to reconcile net loss to net cash
    (used in) provided by operating activities:
    Provision for doubtful accounts                                         15,000            30,000
    Depreciation and amortization                                        1,165,151         1,082,258
    Beneficial conversion feature
      of convertible notes payable                                         384,615                --
    Change in operating assets and liabilities,
    (Increase) decrease in:
         Trade receivables                                              (1,129,151)        1,034,806
         Advance to suppliers                                              636,458        (1,359,268)
         Inventories                                                    (9,889,121)        2,964,817
         Other current assets                                             (217,497)          209,335
         Due from related parties                                               --          (105,000)
         Other assets                                                          417           (77,189)
    Increase (decrease) in:
         Accounts payable                                                8,448,841         1,122,047
         Advances from customers                                         2,500,000                --
         Accrued expenses and other current liabilities                   (430,007)         (459,768)
         Income taxes payable                                             (116,835)         (117,556)
         Long term severance payable                                       (62,436)               --
                                                                       -----------       -----------
         Total adjustments                                               1,305,435         4,324,482
                                                                       -----------       -----------
                  Net cash (used in) provided by operating

                       activities                                       (2,786,431)        1,552,870
                                                                       -----------       -----------
  Cash flows from investing activities:

    Additions to property and equipment                                   (930,563)       (2,978,471)
                                                                       -----------       -----------
                  Net cash used in investing activities                   (930,563)       (2,978,471)
                                                                       -----------       -----------
  Cash flows from financing activities:
      Net borrowings and repayments under bank
         line of credit and notes payable                                1,408,409         2,020,558
      Net borrowing and repayment to related parties                            --            30,486
      Principal payments under capital lease obligations                  (154,529)         (331,578)
      Issuance of convertible notes payable                              1,996,000                --
      Exercise of stock options                                            141,770                --
      Purchases of treasury stock                                               --          (564,367)
                                                                       -----------       -----------
                  Net cash provided by financing activities              3,391,650         1,155,099
                                                                       -----------       -----------
  Decrease in cash and cash equivalents                                   (325,344)         (270,502)
  Cash and cash equivalents at beginning of period                       1,745,603         1,155,117
                                                                       -----------       -----------
  Cash and cash equivalents at end of period                           $ 1,420,259       $ 1,283,615
                                                                       ===========       ===========




          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1) OPERATIONS AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Perfumania and subsidiaries (the Company). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the SEC on April 30, 1999.

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company incurred a net loss during the thirteen week period ended May 1, 1999 of approximately $4.1 million and has a working capital deficit of approximately $5.6 million as of May 1, 1999. In addition, the Company was in violation of certain debt covenants contained in its bank line of credit at both January 30, 1999 and May 1, 1999. These debt violations have not been waived by the bank as of June 15, 1999 and there is no assurance that these debt violations will be waived.

Management's plan to continue operating as a going concern initially consists of obtaining a waiver for the debt covenant violations and amending the line of credit agreement. In addition, management's plan to improve the results of operations includes decreasing the number of store openings, closing a number of its non-profitable stores, improving the effectiveness of its sales merchandise mix and to promote the private label bath, body and cosmetic line, continuing to liquidate slow moving inventories and reducing selling, general, and administrative expenses. There is no assurance, however, that the Company will be able to improve its results of operations based on management's plan.

These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2)  STOCKHOLDERS' EQUITY

                                   COMMON STOCK           CAPITAL IN           TREASURY STOCK
                            --------------------------      EXCESS       -------------------------    ACCUMULATED
                               SHARES        AMOUNT         OF PAR        SHARES         AMOUNT          DEFICIT         TOTAL
                            ------------  ------------   ------------    ----------   ------------    ------------   ------------

Balance at
  January 30, 1999             8,614,491  $     86,145   $ 54,440,009     1,512,406   $ (5,413,002)   $(30,935,097)  $ 18,178,055

Exercise of
  Stock options                  282,400         2,824        138,946            --             --              --        141,770


Beneficial conversion
  feature of notes payable            --            --        384,615            --             --              --        384,615


Net loss for the
  thirteen weeks ended
  May 1, 1999                         --            --             --            --             --      (4,091,866)    (4,091,866)
                            ------------  ------------   ------------    ----------   ------------    ------------   ------------

Balance at
  May 1, 1999                  8,896,891  $     88,969   $ 54,963,570     1,512,406   $ (5,413,002)   $(35,026,963)  $ 14,612,574
                            ============  ============   ============    ==========   ============    ============   ============




3)  BANK LINE OF CREDIT

As of May 1, 1999, the Company was in violation of certain financial and operating covenants and as a result of these violations, the Company is in default under the line of credit agreement. As a result, the bank can demand payment of the amounts outstanding under the line of credit. As of June 15, 1999, the bank has not waived these covenant violations and there is no assurance that the bank will waive these violations. Due to these violations, the Company incurred the default rate of interest, prime plus 4% (11.75% at May 1, 1999) since December 1998.

4)  BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and other common stock equivalents. For all periods presented in the accompanying condensed consolidated statements of operations, incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

5)  SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Financial information for these segments is summarized in the following table.

                                                        Thirteen Weeks   Thirteen Weeks
                                                            Ended            Ended
                                                         May 1, 1999      May 2, 1998
                                                         -----------      -----------
Sales
    Wholesale                                            $11,266,754      $13,467,930
    Retail                                                28,134,210       25,000,045
                                                         -----------      -----------
         Total net sales                                 $39,400,964      $38,467,975
                                                         -----------      -----------
Cost of goods sold
    Wholesale                                            $ 9,072,744      $10,280,190
    Retail                                                15,075,051       13,382,268
                                                         -----------      -----------
         Total cost of goods sold                        $24,147,795      $23,662,458
                                                         -----------      -----------
Gross profit
     Wholesale                                           $ 2,194,010      $ 3,187,740
     Retail                                               13,059,159       11,617,777
                                                         -----------      -----------
          Total gross profit                             $15,253,169      $14,805,517
                                                         -----------      -----------
Depreciation and amortization
     Retail                                              $ 1,165,151      $ 1,082,258
                                                         -----------      -----------
         Total depreciation and amortization             $ 1,165,151      $ 1,082,258
                                                         -----------      -----------
Capital expenditures
      Retail                                             $   930,563      $ 2,978,471
                                                         -----------      -----------
           Total capital expenditures                    $   930,563      $ 2,978,471
                                                         -----------      -----------

Number of stores                                                 288              284


                                                         May 1, 1999      May 2, 1998
                                                         -----------      -----------
INVENTORY

   Wholesale                                             $11,049,365      $16,500,647
    Retail                                                52,719,888       53,672,378
                                                         -----------      -----------
                                                         $63,769,253      $70,173,025
                                                         -----------      -----------



An unaffiliated customer of the wholesale segment accounted for approximately 13% and 23% of the consolidated net sales for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively, and 2% and 32% of the consolidated net trade accounts receivable balance at May 1, 1999 and January 30, 1999, respectively.

6)  STOCK SUBSCRIPTION

In March 1999, the Company entered into a subscription agreement for the sale of 235,294 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999. The agreement requires that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company is obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the fair market value of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the agreement or 2) the product of $2.00 multiplied by the number of shares issued under the agreement. As of May 1, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheets.

7)  CONVERTIBLE NOTES

During April 1999, the Company issued $2 million of 8% convertible notes (the "Notes") with a three-year term to a group of private investors. The proceeds were received in April 1999. Interest is payable each October 28 and April 28 during the term of the Notes, commencing October 29, 1999. At the Company's option, interest is payable either in cash or shares of the Company's common stock subject to certain conversion terms. The Company will not be required to make any accrued or future interest payments if, at any time, the closing bid price of the Company's common stock is greater than $8.70 for ten consecutive trading days. The Notes are immediately convertible into shares of the Company's common stock at any time at the lower of $4.35 per common share or 80% of the average closing bid price for the three consecutive days preceding the date of conversion.

In a 1997 announcement, the staff of the SEC indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the debt holders. Based on the market price of the Company's common stock at the date of issuance, the Notes issued by the Company had a beneficial conversion feature of $384,615 at such point in time which represents a non-cash charge and is included in interest expense for the thirteen week period ending May 1, 1999.

The Company is required to file the appropriate registration statement with the SEC to permit the registered resale of the shares by the investors in open market transactions within forty-five days of April 28, 1999. This registration statement must be declared effective by the SEC within one hundred fifty days of April 28, 1999. On June 11, 1999, the Company filed the registration statement with the SEC and is currently waiting for the registration statement to become effective pending SEC review.

8)  PERFUMANIA.COM

In February 1999, the Company, through its wholly-owned subsidiary, perfumania.com, inc. began operation of an Internet commerce site, perfumania.com. The Company intends to capitalize on its name recognition and cross marketing opportunities with its stores to become a top discount retailer of fragrance and related products on the Internet. All orders placed with the Internet site are shipped from the Company's existing distribution center in Miami, Florida.

In June 1999, perfumania.com, inc. filed a registration statement with the SEC for an initial public offering of its common stock. Perfumania.com, inc. plans to raise approximately $15-$20 million representing approximately 33% of the common stock to be outstanding following the offering. The offering should be completed as soon as practicable after the registration statement becomes effective. The net proceeds of the offering will be used for working capital and other general corporate purposes of perfumania.com and also repayment of any outstanding indebtedness to the Company.

9)  OTHER

In December of 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a compliant against the Company in the Southern District of New York for infringing upon their exclusive right to sell the Boucheron bottle. The plaintiff's theory is based on the fact that they have a valid patent for the bottles and that Perfumania's sales of such bottles cannot in any way control by resort to an infringement suit the resale of a patented article which he has sold. The Company filed a motion to dismiss during February 1994. On March 20, 1995 the Court denied the Company's motion to dismiss and on April 14, 1995, the Company filed its answer to the compliant. Discovery is in progress.

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

         DEPENDENCE ON LINE OF CREDIT. As discussed above, the Company experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. The Company utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on the Company's borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms. The Company has violated certain debt covenants contained in its bank line of credit agreement. These debt covenant violations have not been waived by the bank as of June 15, 1999 and there is no assurance that such waiver will be obtained.

         DEPENDENCE ON KEY PERSONNEL. Jerome Falic, the Company's President, is primarily responsible for the Company's merchandise purchases, and has developed strong, reliable relationships with suppliers, as well as customers of the Wholesale division in the United States, Europe, Asia and South America. The loss of service of his, or any of the Company's other current executive officers could have a material adverse effect on the Company.

         QUALIFIED ACCOUNTANTS' REPORT. In reporting on the Company's audited consolidated financial statements as of January 30, 1999 and January 31, 1998 and for each of the three years in the period ended January 30, 1999, the report of the Company's independent accountants contained an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. Such factors include recurring net losses in fiscal 1998 and 1997 and a violation of certain debt covenants, which has not yet been waived by the bank as of June 15, 1999, on its bank line of credit agreement as a result of its violation of certain debt covenants.

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

         YEAR 2000 READINESS. The Year 2000 issue is the result of computer and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Year 2000 problem will impact the Company and its business partners, a preliminary assessment of the Year 2000 exposure has been made by the Company and, primarily because the Company's major management information systems are in the process of being upgraded, the Company believes it will be able to achieve Year 2000 readiness for its internal systems by the fourth quarter of 1999. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. However, estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, and the ability to correct all relevant applications and the third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, to open new stores and to renovate existing stores. For the first thirteen weeks of fiscal 1999, these capital requirements have generally been satisfied by short-term borrowings and issuance of convertible notes.

At May 1, 1999, the Company had a working capital deficit of approximately $5.6 million compared to a working capital deficit of approximately $3.8 million at January 30, 1999. The decrease was primarily due to a combination of the current period loss as well as an increase in accounts payable offset by increases in inventories.

Net cash used in operating activities during the current period was approximately $2.8 million and net cash provided by operating activities was approximately $1.6 million for the same period in the prior year. The increase in cash used was principally a result of the net change in the Company's trade receivables, inventories, accounts payable and advances from customers. Of the $5.3 million in trade receivables, $0.1 million was due from one customer which also accounted for 45% of the Company's wholesale sales during the thirteen weeks ended May 1, 1999. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility. Inventories increased $9.9 million primarily from purchases from affiliate.

Net cash used in investing activities during the current period was approximately $0.9 million, compared with approximately $3.0 million for the same period in the prior year. Investment activities represent purchases of furniture, fixtures and equipment for store openings and the renovation of existing stores. The decrease in the net cash used in investing activities is due to less store openings during the current period.

Net cash provided by financing activities during the current period was approximately $3.4 million compared with approximately $1.2 million for the same time period in the prior year. The increase was primarily the result of the issuance of $2 million convertible notes in April 1999.

The Company's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth and book value and the achievement of specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings and purchases of treasury stock and prohibits distribution of dividends. As of May 1, 1999, the Company was in violation of some of the above covenants and, as a result of these violations, was in default under the line of credit agreement and the bank could demand payment of the amounts outstanding. As of June 15 1999, the bank has not yet waived these convenant violations and there is no assurance that these violations will be waived by the bank. Although management believes that a waiver will be obtained for all covenant violations and that the covenants will be revised to be less restrictive, there can be no assurance of this. Should the Company be unable to obtain the required waiver from the bank, the Company may be required to obtain alternative sources of financing. The Company could also be required to take other actions to reduce the Company's reliance on working capital financing and generate additional working capital, which could include delaying the opening of new stores, reducing inventory purchases and/or reducing our wholesale and retail selling prices to generate more cash. Any such actions, or the Company's failure to obtain additional financing in an amount sufficient to support current and planned levels of operation, could adversely affect the Company's business and operating results. In addition, as a result of these violations, the Company incurred the default rate of interest, prime plus 4%, (ll.75% at May 1, 1999), since December 1998.

During the thirteen weeks ended May 1, 1999, the Company opened 2 stores and closed 3 underperforming stores. At May 1, 1999, the Company operated 288 stores.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED MAY 1, 1999 WITH THE THIRTEEN WEEKS ENDED MAY 2, 1998.

Net sales increased 2.4% from $38.5 million in the first thirteen weeks of 1998 to $39.4 million in the first thirteen weeks of 1999. The increase in net sales was the result of a 12.5% increase in retail sales (from $25.0 million to $28.1 million) offset by a 16.3% decrease in wholesale sales (from $13.5 million to $11.3 million). The decrease in wholesale sales was primarily due to unusually large sales to a wholesale customer during the first thirteen weeks of 1998. The increase in retail sales was due to the increase in the number of stores operated during the first thirteen weeks of 1999 compared to the first thirteen weeks of 1998 as well as an increase in comparable store sales of 3%. The Company operated 288 and 284 stores at May 1, 1999 and 1998, respectively.

Gross profit increased 3.0% from $14.8 million in the first thirteen weeks of 1998 (38.5% of total net sales) to $15.3 million in the first thirteen weeks of 1999 (38.7% of total net sales) primarily due to an increase in gross profit for the retail division.

Gross profit for the wholesale division decreased 31.2% from $3.2 million in the first thirteen weeks of 1998 to $2.2 million in the first thirteen weeks of 1999. As a percentage of net sales, gross profit for the wholesale division decreased from 23.7% in the first thirteen weeks of 1998 to 19.5% in the first thirteen weeks of 1999. The decrease in gross profit and gross profit as a percentage of net wholesale sales was attributable to decreased sales volume and liquidation of certain slow moving inventory items. Wholesale sales historically yield a lower gross margin when compared to retail sales.

Gross profit for the retail division increased 12.4% to $13.1 million in the first thirteen weeks of 1999 from $11.6 million in the first thirteen weeks of 1998 as a result of higher retail sales associated with the operation of more stores during the current period as compared to the thirteen week period ended May 2, 1998 as well as an increase in comparable store sales of 3%. As a percentage of net retail sales, gross profit for the retail division decreased slightly from 46.5% in the first thirteen weeks of 1998 to 46.4% in the first thirteen weeks of 1999.

Operating expenses, which include selling, general and administrative expenses, as well as depreciation, increased 8.4% from $16.4 million in the first thirteen weeks of 1998 to $17.8 million in the first thirteen weeks of 1999. As a percentage of net sales, operating expenses increased from 42.7% in the first thirteen weeks of fiscal 1998 to 45.2% in the first thirteen weeks of fiscal 1999. The increase was primarily attributable to costs associated with the operation of an average of 5 additional stores during the current period as well as expenses of $0.7 million attributable to perfumania.com, the Company's wholly-owned internet commerce site which began operations in February 1999.

Other expenses, which include interest expense, increased by 33.9% from $1.2 million for the thirteen weeks ended May 2, 1998 to $1.5 million for the thirteen weeks ended May 1, 1999. The increase is principally due to the beneficial conversion cost of approximately $385,000 associated with the issuance of the convertible notes.

As a result of the foregoing, the Company had a net loss of $4,091,866 in the first thirteen weeks of 1999 compared to a net loss of $2,771,612 in the first thirteen weeks of 1998. Net loss per share for the thirteen week periods ended May 1, 1999 and May 2, 1998, was $0.56 and $0.42 per share, respectively.

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

The Company has established a budget totaling approximately $1.5 million for the acquisition of computer hardware and software that will assist in the Year 2000 assessment and remediation activities. The Company expects to complete substantially all of the Year 2000 assessment and remediation activities no later than the fourth quarter of 1999. The Company's current systems may contain undetected errors or defects with Year 2000 date functions that may result in material costs. In addition, the Company utilizes third-party equipment, software, including non-information technology systems, such as facilities and distribution equipment that may not be Year 2000 compliant. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require the Company to incur unanticipated expenses to remedy problems, which could have a material adverse effect on its business, operating results and financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended May 1, 1999, there have been no material changes in the information about the Company's market risks as of January 30, 1999 as set forth in Item 7A of the 1999 Form 10-K.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

For a discussion of the legal contingencies associated with the Luria's and Boucheron cases, see Note 9 of the Notes to Consolidated Financial Statements in
Item 1 of Part I of this report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In March 1999, the Company entered into a subscription agreement for the sale of 235,294 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999. The agreement requires that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company is obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the fair market value of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the agreement or 2) the product of $2.00 multiplied by the number of shares issued under the agreement. As of May 1, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheets.

During April 1999, the Company issued $2 million of 8% convertible notes (the "Notes") with a three-year term to a group of private investors. The proceeds were received in April 1999. Interest is payable each October 28 and April 28 during the term of the Notes, commencing October 29, 1999. At the Company's option, interest is payable either in cash or shares of the Company's common stock subject to certain conversion terms. The Company will not be required to make any accrued or future interest payments if, at any time, the closing bid price of the Company's common stock is greater than $8.70 for ten consecutive trading days. The Notes are convertible into shares of the Company's common stock at any time at the lower of $4.35 per common share or 80% of the average closing bid price for the three consecutive days preceding the date of conversion.

The Company has used the proceeds from the aforementioned stock subscription and issuance of convertible debentures, net of expenses incurred in the registration of such shares as prescribed in the respective agreements, for capital and operating expenditures.

The following table provides information regarding to whom the shares were issued pursuant to the subscription agreement. Additionally, the table provides information regarding to whom the shares were issued pursuant to the Notes and assumed conversion of the Notes as of June 8, 1999.

                                     No. Of Shares
                                         To Be
Name                                  Registered         Proceeds Received
----                                 ------------        -----------------
S. Robert Productions, LLC               165,966  (1)       $  800,000
Cranshire Capital, L.P.                  331,933  (2)       $1,600,000
Namax Corp.                              165,966  (1)       $  800,000
EP Opportunity Fund, L.L.C.              167,857  (3)       $  470,000
EP Opportunity Fund
  International, LTD.                     10,714  (4)       $   30,000
JJP Partnership                          107,143  (5)       $  300,000
                                      ----------            ----------
          Total                                             $4,000,000
                                                            ==========
------------------------
(1) Of the shares being registered, 58,823 were issued pursuant to the Subscription Agreement, dated March 22, 1999, and 214,286 represents the number of shares of common stock that would have been received if the $300,000 of convertible notes received under the Securities Purchase Agreement, dated April 28, 1999, were converted on June 8, 1999.

(2) Of the shares being registered, 117,647 were issued pursuant to the Subscription Agreement, dated March 22, 1999 and 214,286 represent the number of shares of common stock that would have been received if the $600,000 of convertible notes received under the Securities Purchase Agreement, dated April 28, 1999, were converted on June 8, 1999.

(3) The 167,857 shares represent the number of shares of common stock that would have been received if the $470,000 of convertible notes received under the Securities Purchase Agreement, dated April 28, 1999, were converted on June 8, 1999.

(4) The 10,714 shares represent the number of shares of common stock that would have been received if the $30,000 of convertible notes received under the Securities Purchase Agreement, dated April 28, 1999, were converted on
    June 8, 1999.

(5) The 107,143 shares represent the number of shares of common stock that would have been received if the $300,000 of convertible notes received under the Securities Purchase Agreement, dated April 28, 1999, were converted on
    June 8, 1999.






ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

         Index to Exhibits

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
--------          ----------------------

27.1              Financial Data Schedule (1)

------------------------
(1) Filed herewith.

(b) The Company did not file any reports on Form 8-K during the quarter ended May 1, 1999.

PERFUMANIA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            PERFUMANIA, INC.
                                            (Registrant)



Date:  June 15, 1999                        By: /s/ Ilia Lekach
                                                ------------------------------
                                                Ilia Lekach
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                            By: /s/ Donovan Chin
                                                ------------------------------
                                                Donovan Chin
                                                Chief Financial Officer,
                                                Treasurer, and Secretary
                                                (Principal Financial and
                                                Accounting Officer)