Form 10-Q
period 1999-07-31
PERFUMANIA INC
filed 1999-09-14
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 1999
                         COMMISSION FILE NUMBER 0-19714

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



                        YES  [X]             NO  [ ]


                           COMMON STOCK $.01 PAR VALUE
                              OUTSTANDING SHARES AT
                            JULY 31, 1999 - 7,638,978

                                TABLE OF CONTENTS

                                PERFUMANIA, INC.

                                     PART I
                              FINANCIAL INFORMATION





ITEM 1      FINANCIAL STATEMENTS

               Consolidated Balance Sheets......................................................    3

               Condensed Consolidated  Statements of Operations.................................    4

               Consolidated Statements of Cash Flows............................................    5

               Notes to Condensed Consolidated Financial Statements.............................    6


ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            CONSOLIDATED FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS...............................................................   12


ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES
            ABOUT MARKET RISKS..................................................................   17

                                     PART II
                                OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS...................................................................   17

ITEM 2      CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................   17

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K....................................................   18

            SIGNATURES..........................................................................   19


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                               July 31, 1999      January 30, 1999
                                                                                              ----------------    ----------------
                           ASSETS                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                                    $   1,344,882         $  1,745,603
  Trade receivables, less allowance for doubtful
     accounts of $734,954 and $704,954 as of July 31, 1999
      and January 30, 1999, respectively                                                           6,066,682            4,108,847
  Advances to suppliers                                                                            8,316,332            8,065,301
  Inventories, net of reserve of $2,858,284 and $4,163,251
      as of July 31, 1999 and January 30, 1999, respectively                                      62,974,342           53,880,132
  Prepaid expenses and other current assets                                                        1,996,456            1,417,187
                                                                                               -------------         ------------
     Total current assets                                                                         80,698,694           69,217,070
Property and equipment, net                                                                       23,073,219           23,180,462
Leased equipment under capital leases, net                                                         1,058,998            1,373,878
Other assets                                                                                       1,632,707            1,357,966
                                                                                               -------------         ------------
      Total assets                                                                             $ 106,463,618         $ 95,129,376
                                                                                               =============         ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                                             $  37,783,279         $ 32,800,627
  Accounts payable - non affiliates                                                               15,844,533           14,329,013
  Accounts payable - affiliates                                                                   22,333,533           15,812,240
  Accrued expenses and other liabilities                                                           8,181,933            9,205,316
  Income taxes payable                                                                               368,263              485,098
  Current portion of obligations under capital leases                                                284,982              419,487
                                                                                               -------------         ------------
     Total current liabilities                                                                    84,796,523           73,051,781
Long-term portion of notes payable                                                                 1,397,439            2,370,684
Long-term portion of obligations under capital leases                                                508,542              562,552
Convertible notes payable                                                                          4,000,000                   --
Long-term severance payable                                                                          561,131            1,037,859
                                                                                               -------------         ------------
     Total liabilities                                                                            91,263,635           77,022,876
                                                                                               -------------         ------------
Commitments and contingencies                                                                             --                   --
Redeemable common equity                                                                             470,588              470,588

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                                                --                   --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 9,151,384 and 8,614,491 shares issued, at
   July 31, 1999 and January 30, 1999, respectively                                                   91,514               86,145
  Capital in excess of par                                                                        55,609,578           54,440,009
  Treasury stock, at cost, 1,512,406 shares at
     July 31, 1999 and January 30, 1999                                                           (5,413,002)          (5,413,002)
  Accumulated deficit                                                                            (34,994,832)         (30,935,097)
  Notes and interest receivable from shareholders and
     officers                                                                                       (563,863)            (542,143)
                                                                                               -------------         ------------
     Total stockholders' equity                                                                   14,729,395           17,635,912
                                                                                               ------------          ------------
     Total liabilities and stockholders' equity                                                $ 106,463,618         $ 95,129,376
                                                                                               =============         ============

      See accompanying notes to condensed consolidated financial statements

                                PERFUMANIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Thirteen              Thirteen          Twenty-six           Twenty-six
                                             Weeks Ended           Weeks Ended        Weeks Ended           Weeks Ended
                                            July 31, 1999         August 1, 1998      July 31, 1999        August 1, 1998
                                            -------------         --------------      --------------      ---------------
Net sales                                    $ 45,952,514         $ 39,684,364         $ 85,353,478         $ 78,152,339
Cost of goods sold                             26,798,751           23,173,689           50,946,546           46,836,147
                                             ------------         ------------         ------------         ------------

Gross profit                                   19,153,763           16,510,675           34,406,932           31,316,192
                                             ------------         ------------         ------------         ------------

Operating expenses:
  Selling, general and administrative          16,296,549           15,522,774           32,927,454           30,860,322
  Depreciation and amortization                 1,149,275            1,094,215            2,314,427            2,176,473
                                             ------------         ------------         ------------         ------------
      Total operating expenses                 17,445,824           16,616,989           35,241,881           33,036,795
                                             ------------         ------------         ------------         ------------


      Income (loss) from operations
       before other expense                     1,707,939             (106,314)            (834,949)          (1,720,603)
Other expenses, net                            (1,675,808)          (1,166,344)          (3,224,786)          (2,323,667)
                                             ------------         ------------         ------------         ------------
Income (loss)  before income taxes                 32,131           (1,272,658)          (4,059,735)          (4,044,270)
Benefit  for income taxes                              --                   --                   --                   --
                                             ------------         ------------         ------------         ------------
Net income (loss)                            $     32,131         $ (1,272,658)        $( 4,059,735)        $( 4,044,270)
                                             ------------         ------------         ------------         ------------


Net income (loss) per common share:
Basic                                        $       0.00               $(0.20)              $(0.55)              $(0.62)
                                             ------------         ------------         ------------         ------------
Diluted                                      $       0.00               $(0.20)              $(0.55)              $(0.62)
                                             ------------         ------------         ------------         ------------


Weighted average number of common
  shares outstanding:
  Basic                                         7,530,789            6,519,440            7,447,637            6,519,440
  Diluted                                       9,525,306            6,519,440            7,447,637            6,519,440



     See accompanying notes to condensed consolidated financial statements.

                                 PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Twenty-six          Twenty-six
                                                                 Weeks Ended         Weeks Ended
                                                                July 31, 1999       August 1, 1998
                                                                -------------       --------------
Cash flows from operating activities:
 Net loss                                                       $(4,059,735)        $(4,044,270)
 Adjustments to reconcile net loss to net cash
   (used in)  provided by operating activities:
    Provision for doubtful accounts                                  30,000              60,000
    Depreciation and amortization                                 2,314,427           2,176,473
    Beneficial conversion feature of convertible
          notes payable                                           1,022,113                  --
    Change in operating assets and liabilities,
    (Increase) decrease in:
         Trade receivables                                       (1,987,835)           (880,842)
         Advance to suppliers                                      (251,031)         (1,127,424)
         Inventories                                             (9,094,210)          3,092,194
         Prepaid and other current assets                          (579,269)            443,280
         Tax refund receivable                                           --             807,489
         Other assets                                              (275,080)            169,825
    Increase (decrease) in:
         Accounts payable                                         8,036,813           4,630,219
         Other current liabilities                               (1,023,383)           (663,013)
         Income taxes payable                                      (116,835)           (137,556)
         Long term severance payable                               (476,728)                 --
                                                                -----------         -----------
         Total adjustments                                       (2,401,018)          8,570,645
                                                                -----------         -----------
         Net cash (used in) provided by operating                (6,460,753)          4,526,375
           activities                                           -----------         -----------

Cash flows from investing activities:
         Additions to property and equipment                     (1,812,939)         (5,204,301)
                                                                -----------         -----------
         Net cash used in investing activities                   (1,812,939)         (5,204,301)
                                                                -----------         -----------

  Cash flows from financing activities:
      Borrowings and repayments under loan payable                4,009,407           2,060,792
      Repayments and loans to related parties                            --              40,954
      Principal payments under capital lease obligations           (267,541)           (578,755)
      Net advances to shareholders and officers                     (21,720)           (150,000)
      Issuance of convertible notes payable                       4,000,000                  --
      Exercise of stock options                                     152,825                  --
      Purchase of treasury stock                                         --            (564,367)
                                                                -----------         -----------
         Net cash provided by financing activities                7,872,971             808,624
                                                                -----------         -----------
    (Decrease) increase in cash and cash equivalents               (400,721)            130,698
    Cash and cash equivalents at beginning of period              1,745,603           1,554,117
                                                                -----------         -----------
    Cash and cash equivalents at end of period                  $ 1,344,882         $ 1,684,815
                                                                ===========         ===========




     See accompanying notes to condensed consolidated financial statements.

                                PERFUMANIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


(1).  OPERATIONS AND BASIS OF PRESENTATION

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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company incurred a net loss during the twenty-six week period ended July 31, 1999 of approximately $4.1 million and has a working capital deficit of approximately $4.1 million as of July 31, 1999. In addition, the Company was in violation of certain debt covenants contained in its bank line of credit at both January 30, 1999. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. In April 1999 and July 1999, the Company issued a total of $4 million of convertible notes payable to a group of private investors (see Note 7), and in July 1999 the Company received a $2.5 million loan from a wholesale customer for which payment is due in December 1999.

 Management's plan to improve the results of operations includes decreasing the number of store openings, closing a number of its non-profitable stores, improving the effectiveness of its sales merchandise mix, promote the private label bath, body and cosmetic line, continuing to liquidate slow moving inventories and reducing selling, general, and administrative expenses. There is no assurance, however, that the Company will be able to improve its results of operations based on management's plan.

These factors among others may indicate that the Company will be unable to continue as a going concern for a reasonable period of time. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2)  STOCKHOLDERS' EQUITY

                                                                                                          NOTES AND
                                                                                                          INTEREST
                                                                                                         RECEIVABLE
                                                                                                            FROM
                               COMMON STOCK         CAPITAL IN     TREASURY    STOCK                     SHAREHOLDER
                          ----------------------      EXCESS      ------------------      ACCUMULATED        AND
                           SHARES         AMOUNT      OF PAR      SHARES      AMOUNT        DEFICIT       OFFICERS      TOTAL
                          -------         ------    ----------    ------      ------      -----------    -----------    -----
Balance at January
  30, 1999                8,614,491     $ 86,145  $ 54,440,009   1,512,406  $(5,413,002)  $(30,935,097)   $(542,143) $ 17,635,912

Exercise of stock
  options                   301,600        3,016       149,809          --           --             --           --       152,825

Beneficial
  conversion feature
  of notes payable               --           --     1,022,113          --           --             --                  1,022,113


Net change in notes
  and interest
  receivable from
  shareholder and
  officer                        --           --            --          --           --             --      (21,720)      (21,720)

Issuance of common
  stock in private
  placement                 235,293        2,353        (2,353)         --           --             --           --            --

Net loss for the
  twenty -six weeks
  ended July 31,
  1999                           --           --            --          --           --     (4,059,735)          --    (4,059,735)

                         ----------     --------  ------------   ---------  -----------   ------------    ---------- ------------
Balance at July 31,
  1999                    9,151,384     $ 91,514  $ 55,609,578   1,512,406  $(5,413,002)  $(34,994,832)   $(563,863) $ 14,729,395
                         ==========     ========  ============   =========  ===========   ============    ========== ============


3)  BANK LINE OF CREDIT

As of May 1, 1999, the Company was in violation of certain financial and operating covenants and as a result of these violations, the Company was in default under the line of credit agreement. As a result, the bank could demand payment of the amounts outstanding under the line of credit agreement. Due to these violations, the Company incurred the default rate of interest, prime plus 4% (12% at July 31, 1999) since December 1998. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a wholly-owned subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company.




4)  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes the dilutive effect of those stock options where the average market price of the common shares exceeds the option exercise prices for the respective quarters, and the dilutive effect of those convertible notes which are convertible into common stock. For the twenty-six weeks ended July 31, 1999, the twenty-six weeks ended August 1, 1998 and the thirteen weeks ended August 1, 1998 presented in the accompanying condensed consolidated statements of operations, incremental shares attributed to outstanding stock options and convertible notes payable were not included because the results would be anti-dilutive.


5).  SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. The basis for determining the Company's operating segments is the manner in which financial information is used by the Company in its operations. Financial information for these segments is summarized in the following table.


                                                    Thirteen Weeks       Thirteen Weeks        Twenty-six         Twenty-six
                                                        Ended                Ended             Weeks Ended       Weeks Ended
                                                    July 31, 1999        August 1, 1998       July 31, 1999     August 1, 1998
                                                    -------------        --------------       -------------     --------------
Net sales to external customers
    Wholesale                                        $10,948,201         $ 10,234,862          $22,214,955         $23,702,792
    Retail                                            35,004,313           29,449,502           63,138,523          54,449,547
                                                     -----------         ------------          -----------         -----------
       Total net sales to external customers         $45,952,514         $ 39,684,364          $85,353,478         $78,152,339
                                                     -----------         ------------          -----------         -----------

Intersegment sales
     Wholesale                                       $ 4,771,477         $   (617,816)         $ 7,532,244         $13,866,670
                                                     -----------         ------------          -----------         -----------
       Total intersegment sales                      $ 4,771,477         $   (617,816)         $ 7,532,244         $13,866,670
                                                     -----------         ------------          -----------         -----------

Cost of goods sold
    Wholesale                                        $ 8,474,806         $  8,322,179          $17,547,550         $18,602,370
    Retail                                            18,323,945           14,851,510           33,398,996          28,233,777
                                                     -----------         ------------          -----------         -----------
       Total cost of goods sold                      $26,798,751         $ 23,173,689          $50,946,546         $46,836,147
                                                     -----------         ------------          -----------         -----------

Gross profit
     Wholesale                                       $ 2,473,395         $  1,912,683          $ 4,667,405         $ 5,100,422
     Retail                                           16,680,368           14,597,992           29,739,527          26,215,770
                                                     -----------         ------------          -----------         -----------
       Total gross profit                            $19,153,763         $ 16,510,675          $34,406,932         $31,316,192
                                                     -----------         ------------          -----------         -----------

Depreciation and amortization
     Retail                                          $ 1,149,275         $  1,094,215          $ 2,314,427         $ 2,176,473
                                                     -----------         ------------          -----------         -----------
       Total depreciation and
         amortization                                $ 1,149,275         $  1,094,215          $ 2,314,427         $ 2,176,473
                                                     -----------         ------------          -----------         -----------

Capital expenditures
      Retail                                         $   882,376         $  2,225,830          $ 1,812,939         $ 5,204,301
                                                     -----------         ------------          -----------         -----------
        Total capital expenditures                   $   882,376         $  2,225,830          $ 1,812,939         $ 5,204,301
                                                     -----------         ------------          -----------         -----------


                           July 31,             August 1,
                             1999                 1998
                          -----------         -----------
Inventory
   Wholesale              $ 9,075,491         $13,348,871
    Retail                 53,898,851          56,696,777
                          -----------         -----------
                          $62,974,342         $70,045,648
                          -----------         -----------

Number of  Stores                 281                 286


An unaffiliated customer of the wholesale segment accounted for approximately 14% and 12% of the consolidated net sales for the twenty-six weeks ended July 31, 1999 and August 1, 1998, respectively, and 20% and 15% of the consolidated net trade accounts receivable balance at July 31, 1999 and August 1, 1998, respectively.

In the twenty-six week periods ending July 31, 1999 and August 1, 1998, the wholesale segment included foreign sales of approximately $1.9 million and $1.8 million, respectively.


6)  STOCK SUBSCRIPTION


In March 1999, the Company entered into subscription agreements for the sale of 235,293 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999 and the shares were issued in June 1999. The subscription agreements require that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company is obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the closing bid price of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the agreements or 2) the product of $2.00 multiplied by the number of shares issued under the agreements. As of July 31, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity.


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

In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate $2 million worth of Series B Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $637,500 which represents a non-cash interest charge and is included in interest expense for the thirteen week period ending July 31, 1999. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Conversion Price is the lower of (A) $3.40626 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

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

In April 1999, perfumania.com, inc. announced that it intends to make an initial public offering of its common stock. perfumania.com, inc., plans to raise approximately $25 - $32 million representing approximately 53% of the common stock to be outstanding following the offering. perfumania.com, inc. is offering 3,500,000 shares of its common stock, which includes 1,000,000 shares held by the Company. A registration statement for the offering was filed on June 4, 1999, and the offering currently is expected to be completed during the Company's third fiscal quarter of 1999. The net proceeds of the offering will be used for working capital and other general corporate purposes and also repayment of any outstanding indebtedness to the Company.


9)    CONTINGENCIES

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

During 1996 and 1997, the Company made sales to L. Luria & Son, Inc. ("Luria's") in the amounts of $2,473,623 and $1,999,823, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider, as defined by the United States Bankruptcy Code, in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleged that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. In July 1999, the Company agreed with the unsecured creditors to settle all claims held by Luria's against the Company for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement is subject to the approval of the Bankruptcy Court. The full amount of the settlement was accrued for in the Company's financial statements as of July 31, 1999 and for the year ending January 30, 1999.

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

10.      RECENT ACCOUNTING PRONOUNCEMENTS


In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting the reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

11.      OTHER

In July 1999, the Company's Board of Directors approved the transfer of 1,512,406 shares of the Company's treasury stock to a company affiliated through common ownership in consideration for a partial reduction of the Company's outstanding trade accounts payable balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. In connection with the transfer of the shares, the parties are currently negotiating a registration rights agreement whereby the affiliate would be able to demand registration of the shares with the Securities and Exchange Commission at any time after February 29, 2000.

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

         Dependence on Line of Credit. As discussed above, the Company experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. The Company utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on the Company's borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms. The Company has violated certain debt covenants contained in its bank line of credit agreement. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ending January 30, 1999.

         Dependence on Key Personnel. Jerome Falic, the Company's President, is primarily responsible for the Company's merchandise purchases, and has developed strong, reliable relationships with suppliers, as well as customers of the Wholesale division in the United States, Europe, Asia and South America. The loss of service of either of his, or any of the Company's other current executive officers could have a material adverse effect on the Company.

         Qualified Accountants' Report. In reporting on the Company's audited consolidated financial statements as of January 30, 1999 and January 31, 1998 and for each of the three years in the period ended January 30, 1999, the report of the Company's independent accountants contained an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. Such factors include recurring net losses in fiscal 1998 and 1997 and a violation of certain debt covenants on its bank line of credit agreement as a result of its violation of certain debt covenants, which has been waived by the bank on July 14, 1999, through September 30, 1999 as of and for the year ending January 30, 1999.

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

         The Company is preparing contingency plans which will include the identification of the most reasonably likely worst case scenarios. Currently, the most reasonably likely sources of risk to the Company include (a) the disruption of the Company's internal inventory management system, (b) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers and (c) failure of systems and necessary infrastructure such as electricity supply. The Company is preparing plans to flow inventory around an assumed period of disruption to the Company's stores, which could include accelerating distribution of high volume merchandise, and critical products to reduce the impact of significant failure.

         Other. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. ("Luria's") in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida, to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. In July 1999, the Company agreed with the unsecured creditors to settle all claims held by Luria's against the Company for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement is subject to the approval of the Bankruptcy Court. The full amount of the settlement was accrued for in the Company's financial statements as of July 31, 1999 and for the year ending January 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, new store additions and renovation of existing stores. For the first twenty-six weeks of fiscal 1999, these capital requirements have generally been satisfied by short term borrowings and issuance of convertible notes payable.

Net cash used in operating activities during the twenty-six weeks ended July 31, 1999 was approximately $6.5 million, principally as a result of the net change in the Company's inventory, trade receivables and accounts payable, as well as the net loss for the twenty-six week period. At July 31, 1999, approximately $1.4 million of the Company's trade receivables were considered past due compared to $1.1 million at January 30, 1999. Of the $6.1 million in trade receivables due from unaffiliated customers, $1.2 million was due from one customer which also accounted for 65% of the Company's wholesale sales during the thirteen weeks ended July 31, 1999. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

Net cash used in investing activities during the twenty-six weeks ended July 31, 1999 was $1.8 million compared to $5.2 million for the same period last year. This primarily represents purchases of furniture, fixtures and equipment for new store openings and the renovation of existing stores during the first three quarters. The decrease in capital expenditures is due to less store openings in fiscal 1999 compared with fiscal 1998.

Net cash provided by financing activities during the twenty-six weeks ended July 31, 1999 was approximately $7.9 million compared with approximately $0.8 million for the same time period in the prior year. The increase was primarily the result of the issuance of an aggregate of $4 million convertible notes (see Note
7), the issuance of a $2.5 million short-term note payable to a wholesale customer as well as an increased use of the Company's line of credit during the first twenty-six weeks of 1999.

The Company's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth and book value and the achievement of specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings and purchases of treasury stock and prohibits distribution of dividends. As of May 1, 1999, the Company was in violation of some of the above covenants and, as a result of these violations, was in default under the line of credit agreement. As a result, the Company incurred the default rate of interest, prime plus 4% beginning December 1998 and the bank could demand repayment of the amounts outstanding under the line of credit agreement. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 and as of and for the year ended January 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a wholly-owned subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company. Management believes that the conditions included in the waiver will be met by September 30, 1999, however, there can be no assurance of this. Should the Company be unable to meet these conditions, the Company may be required to repay outstanding amounts (totaling approximately $33.1 million as of July 31, 1999) and obtain alternative sources of financing. The Company could also be required to take other actions to reduce the Company's reliance on working capital financing and generate additional working capital, which could include delaying the opening of new stores, reducing inventory purchases and/or reducing our wholesale and retail selling prices to generate more cash. Any such actions, or the Company's failure to obtain additional financing in an amount sufficient to support current and planned levels of operation, could adversely affect the Company's business and operating results.

During the thirteen weeks ended July 31, 1999, the Company opened 2 stores and closed 9 stores. At July 31, 1999, the Company operated 281 stores. The Company currently plans to open 3 additional stores during the third and fourth quarters of fiscal 1999.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED JULY 31, 1999 WITH THE THIRTEEN WEEKS ENDED AUGUST 1, 1998.

Net sales increased from $39.7 million in the thirteen weeks ended August 1, 1998, to $46.0 million in the thirteen weeks ended July 31, 1999. Wholesale sales increased 7.0% (from $10.2 million to $10.9 million) and retail sales increased by 18.9% (from $29.4 million to $35.0 million). The increase in retail sales was principally due to the increase in comparable retail stores sales. Comparable store sales during the current period increased 12% when compared to last year.

Gross profit increased 16.0% from $16.5 million in the thirteen weeks ended August 1, 1998 (41.6% of net sales) to $19.2 million in the thirteen weeks ended July 31, 1999 (41.7% of net sales) due to increases in gross profit for both the wholesale and retail divisions.

Gross profit for the wholesale division increased from $1.9 million in the thirteen weeks ended August 1, 1998 to $2.5 million in the thirteen weeks ended July 31, 1999. As a percentage of net sales, gross profit for the wholesale division increased from 18.7% in the thirteen weeks ended August 1, 1998 to 22.6% in the thirteen weeks ended July 31, 1999, primarily as a result of higher margin sales.

Gross profit for the retail division increased to $16.7 million in the thirteen weeks ended July 31, 1999 from $14.6 million in the thirteen weeks ended August 1, 1998 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division decreased from 49.6% in the thirteen weeks ended August 1, 1998 to 47.7% in the thirteen weeks ended July 31, 1999 primarily as a result of increases of promotional sales of merchandise at lower margins during the month of July 1999 as well as increases in the accrual for inventory shrinkage compared with the same period last year.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 4.9% from $16.6 million in the thirteen weeks ended August 1, 1998 to $17.4 million in the thirteen weeks ended July 31, 1999. As a percentage of net sales, operating expenses decreased from 41.9% during the thirteen weeks ended August 1, 1998 to 37.9% during the thirteen weeks ended July 31, 1999. Operating expenses as a percentage of net sales decreased due to the impact of higher comparable retail store sales, the closure of underperforming locations in 1998 and 1999 and the reversal of $700,000 of accrued expenses for the Luria's litigation which was settled in July 1999.

Other expenses, which include interest expense, increased by 45.0% from $1.2 million for the thirteen weeks ended August 1, 1998 to $1.7 million for the thirteen weeks ended July 31, 1999. The increase is principally due to the beneficial conversion cost of approximately $637,000 associated with the issuance of the convertible notes in July 1999 (see Note 7).

As a result of the foregoing, the Company had a net profit of $32,131, or $0.00 per diluted share, in the thirteen weeks ended July 31, 1999 compared to a net loss of $1,272,658, or ($0.20) per diluted share, in the thirteen weeks ended August 1, 1998.


COMPARISON OF THE TWENTY-SIX WEEKS ENDED JULY 31, 1999 WITH THE TWENTY-SIX WEEKS ENDED AUGUST 1, 1998

Net sales increased 9.2% from $78.2 million in the twenty-six weeks ended August 1, 1998 to $85.4 million in the twenty-six weeks ended July 31, 1999. The increase in net sales was due to a 16.0% increase in retail sales (from $54.4 million to $63.1 million), offset by a 6.3% decrease in wholesale sales (from $23.7 million to $22.2 million).

The decrease in wholesale sales was primarily attributable to unusually large wholesale sales which occurred in the first quarter of 1998. The increase in retail sales was principally due to the increase in comparable retail store sales. Comparable store sales during the twenty-six weeks ended July 31, 1999 increased 8% when compared to last year.

Gross profit increased 8.8% from $31.3 million in the twenty-six weeks ended August 1, 1998 (40.1% of net sales) to $34.4 million in the twenty-six weeks ended July 31, 1999 (40.3% of net sales) as a result of increases in both retail and wholesale sales.

Gross profit for the wholesale division decreased 8.5% from $5.1 million in the twenty-six weeks ended August 1, 1998 to $4.7 million in the twenty-six weeks ended July 31, 1999. As a percentage of net sales, gross profit for the wholesale division decreased from 21.5% in the twenty-six weeks ended August 1, 1998 to 21.0% in the twenty-six weeks ended July 31, 1999.

Gross profit for the retail division increased 13.4% from $26.2 million in the twenty-six weeks ended August 1, 1998 to $29.7 million in the twenty-six weeks ended July 31, 1999. The retail division's gross margin decreased from 48.1% in the twenty-six weeks ended August 1, 1998 to 47.1% in the twenty-six weeks ended July 31, 1999 as a result of increases of promotional sales of merchandise at lower margins during the month of July 1999 as well as increases in the accrual for inventory shrinkage compared with the same period last year.

Operating expenses increased $2.2 million in the twenty-six weeks ended July 31, 1999 compared to the twenty-six weeks ended August 1, 1998. As a percentage of net sales, operating expenses decreased from 42.3% during the twenty-six weeks ended August 1, 1998 to 41.3% during the twenty-six weeks ended July 31, 1999. Operating expenses as a percentage of net sales decreased due to the impact of higher comparable retail store sales, the closure of underperforming locations in 1998 and 1999 and the reversal of $700,000 of accrued expenses for the Luria's litigation which was settled in July 1999.

Other expenses, which include interest expense, increased by 38.8% from $2.3 million for the twenty-six weeks ended August 1, 1998 to $3.2 million for the twenty-six weeks ended July 31, 1999. The increase is principally due to the beneficial conversion cost of approximately $1.0 million associated with the issuance of the convertible notes in April 1999 and July 1999 (see Note 7).

During the twenty-six weeks ended July 31, 1999 the Company had a net loss of $4,059,735 or ($0.55) per diluted share, compared to a net loss of $4,044,270 or ($0.62) per diluted share during the twenty-six weeks ended August 1, 1998.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting the reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

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

The Company will track the Year 2000 compliance status of its material vendors and suppliers via the Company's own internal vendor compliance effort. Year 2000 correspondence will be sent to critical vendors and suppliers during the second and third quarters of 1999, with continued follow up for those who fail to respond. All vendor responses will be evaluated to assess any possible risk to or effect on the Company's operations. During the third quarter of 1999, the Company expects to implement additional procedures for assessing the Year 2000 compliance status of its most critical vendors and will modify its contingency plans accordingly.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended July 31, 1999, there have been no material changes in the information about the Company's market risks as of January 30, 1999 as set forth in Item 7A of the 1999 Form 10-K.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

For a discussion of the legal contingencies associated with the Luria's and Boucheron cases, see Note 9 of the Notes to Condensed Consolidated Financial Statements in Item 1 of Part I of this report.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of our Series B Convertible Notes, which are convertible into common stock. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Conversion Price is the lower of (A) $3.40625 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for prior three days, by (2) 80% subject to adjustment. The conversion price may be adjusted pursuant to an antidilution provision in the agreement.

The Company has used the proceeds from the aforementioned issuance of convertible notes payable, net of expenses incurred in the registration of such shares as prescribed in the respective agreements, for working capital and operating expenditures.

The following table provides information regarding the assumed conversion of the Notes as of August 31, 1999.

                                                                NO. OF SHARES
                                                                    TO BE            PROCEEDS
                      NAME                                       REGISTERED          RECEIVED
                      ----                                      -------------        --------
         S. Robert Productions, LLC                                78,688         $  200,000
         Cranshire Capital, L.P.                                  275,408            700,000
         EP Opportunity Fund, L.L.C.                              250,621            637,000
         The Dotcom Fund, L.L.C.                                  118,032            300,000
         EP.com Fund, L.L.C.                                       11,016             28,000
         EP Opportunity Fund International, LTD.                   13,770             35,000
         JJP Partnership                                           39,344            100,000
                                                                  -------         ----------
                  Total                                                           $2,000,000
                                                                                  ==========



ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits

                           Index to Exhibits


Exhibit
Number            Description of Exhibit
-------           ----------------------
27.1              Financial Data Schedule (1)

------------------

(1)      Filed herewith.



                  (b) The Company did not file any reports on Form 8-K during the quarter ended July 31, 1999.

                                PERFUMANIA, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                                  Perfumania, Inc.
                                          ---------------------------------
                                                  (Registrant)





Date:  September 13, 1999            By:  /S/ ILIA LEKACH
                                          ---------------------------------
                                          Ilia Lekach
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



                                     By:  /S/ DONOVAN CHIN
                                          ---------------------------------
                                          Donovan Chin
                                          Chief Financial Officer,
                                          Treasurer, and Secretary
                                          (Principal Financial and
                                          Accounting Officer)