Form 10-K/A
period 1999-01-30
PERFUMANIA INC
filed 1999-10-12
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 2

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [ ].

         As of September 17, 1999, the number of shares of the registrant's Common Stock outstanding was 9,156,434. The aggregate market value of the Common Stock held by non affiliates of the registrant as of September 17, 1999 was approximately $21.6 million, based on the closing price of the Common Stock ($3.938) as reported by the Nasdaq National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

         The information called for by Part III is incorporated to the Proxy Statement for the Annual Meeting of Shareholders of the company, which will be filed no later than 120 days after the close of the fiscal year end.

                                TABLE OF CONTENTS

ITEM                                                                                                                   PAGE
-----                                                                                                                  ----
                                                               PART I

1.       Business.........................................................................................................3
2.       Properties.......................................................................................................9
3.       Legal Proceedings................................................................................................9
4.       Submission of Matters to a Vote if Security Holders..............................................................9

                                                              PART II

5.       Market for Registrant's Common Equity and Related Stockholder Matters...........................................11
6.       Selected Financial Data.........................................................................................11
7.       Management's Discussion and Analysis of Financial Condition and Results of Operations...........................13
7A.      Quantitative and Qualitative Disclosures About Market Risks.....................................................22
8.       Financial Statements and Supplementary Data.....................................................................23
9.       Changes in and Disagreements with Accountants in Accounting and Financial Disclosures...........................46

                                                             PART III

10.      Directors and Executive Officers of the Registrant..............................................................47
11.      Executive Compensation..........................................................................................49
12.      Security Ownership of Certain Beneficial Owners and Management..................................................54
13.      Certain Relationships and Related Transactions..................................................................55

                                                              PART IV

14.      Exhibits, Financial Statements, Schedules and Reports on Form 8-K...............................................57

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

                                     PART I.

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

         Store Location and Expansion. Perfumania's 280 stores are located in 36 states, the District of Columbia and Puerto Rico, including 49 in Florida, 33 in New York, 22 in California and 20 in Texas. Perfumania's strategy for opening new stores is to seek locations throughout the United States principally in regional malls and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, the Company emphasizes opening additional stores in markets where it already has a presence. The Company also plans to expand into additional markets that it believes have a population density to support a cluster of stores. Prior to selecting new store locations, the Company analyzes, among other things, the potential adverse effect of competition from new stores on the sales of existing stores.

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

         Through September 17, 1999, the Company had opened 5 stores and closed 14 stores in fiscal year 1999. The Company opened 36 stores in fiscal year 1998, 40 stores in fiscal year 1997 (excluding 18 seasonal locations) and 74 stores in fiscal year 1996, (including 33 stores acquired from Nature's). The Company continuously monitors store performance and from time to time has closed underperforming stores, which typically have been older stores in undesirable locations. The Company attempts to schedule store closings after the Christmas holiday season. During fiscal year 1998, 1997 and 1996, the Company closed 32 stores, 17 stores and 6 stores, respectively. For fiscal 1999, the Company will slow its growth and focus on improving its existing stores profitability. The Company will open a maximum of 8 stores and will close up to 15 stores during 1999.

WHOLESALE SEGMENT

         The Company is one of the largest wholesale distributors of fragrances in the United States. The Company distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 1998 and 1997, the wholesale division sold to approximately 41 and 44 customers, respectively. One of the Company's customers accounted for 24.8% and 37.0% of net wholesale sales during fiscal year 1998 and 1997, respectively. Foreign wholesale sales during fiscal year 1998 were $2.9 million, compared to $1.7 million during fiscal year 1997. See Note 14 to the Company's Consolidated Financial Statements included in Item 8 hereof.

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

         During fiscal 1998, less than 30 percent of the Company's merchandise was purchased from gray market sources. The Company's gray market sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information. As a result, the Company cannot determine specifically what portion of its merchandise purchased from gray market sources could be affected by the potential actions discussed above or actions on other grounds. See "Item 3. Legal Proceedings" for a description of certain pending litigation predicated on grounds of patent infringement. There can be no assurance that future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the secondary sources of supply used by the Company or any of the Company's business activities. In addition, there can be no assurance that the Company's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others.

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

RECENT DEVELOPMENTS

         In February 1999, through a wholly-owned subsidiary, perfumania.com, inc., the Company began operation of an Internet commerce site, perfumania.com. The Company intends to capitalize on its name recognition and cross marketing opportunities with its stores to become a top discount retailer of fragrance and related products on the Internet. All orders placed with the Internet site are shipped from the Company's existing distribution center in Miami, Florida.

         On August 31, 1999, the Company entered into a stock purchase agreement with an affiliated Company through common ownership. The agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to this affiliated company in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights.

         On September 28, 1999, perfumania.com, inc., a wholly-owned subsidiary of the Company, made an initial public offering of its common stock representing approximately 47% of the common stock outstanding following the offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company. The offering raised approximately $24.5 million. The net proceeds of the offering will be used for repayment of outstanding indebtedness to the Company and for working capital and other general corporate purposes as well as reduction of the outstanding balance in the Company's bank line of credit.

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

ITEM 3.      LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

         Boucheron. In December 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against us in the United States District Court for the Southern District of New York alleging that we infringed upon their exclusive right to sell the Boucheron bottle and is seeking $1.5 million in damages. Their theory is that they have a valid patent for the bottles and that Perfumania's sales of such bottles infringes upon their patent rights. We believe that a patentee cannot control by resort to an infringement suit the resale of a patented article which it has sold. We filed a motion to dismiss during February 1994. On March 20, 1995, the court denied our motion to dismiss, and on April 14, 1995, we filed an answer to the complaint. Discovery is in progress.

         Other. Perfumania is characterized as an insider as defined by the United States Bankruptcy Code, in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from Perfumania. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to us and seeks to recover preference payments, and seeks to disallow any and all claims of Perfumania against Luria's until Perfumania pays for the preference payments. In July 1999, we agreed with the committee of unsecured creditors to settle all claims held by Luria's against us for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement is subject to the approval of the Bankruptcy Court. The full amount of the settlement was accrued for in our financial statements for the year ending January 31, 1998 and January 30, 1999.

         From time to time, we are involved in various legal proceedings in the ordinary course of business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On December 16, 1998 the Company held its annual meeting of shareholders. At the annual meeting, the shareholders elected Ilia Lekach, Simon Falic, Jerome Falic, Marc Finer, Robert Pliskin and Carole Ann Taylor to the Board of Directors.

                                           SHARES     SHARES VOTED     SHARES VOTED      ABSTAIN/
              TOTAL                         VOTED          FOR            AGAINST        WITHHELD    NON-VOTES
              ------                       ------     ------------     ------------      --------    ---------
Ilia Lekach                               3,304,273    3,299,973          --              4,300           --
Simon Falic                               3,304,273    3,299,973          --              4,300           --
Jerome Falic                              3,304,273    3,299,973          --              4,300           --
Marc Finer                                3,304,273    3,299,973          --              4,300           --
Robert Pliskin                            3,304,273    3,299,973          --              4,300           --
Carole Ann Taylor                         3,304,273    3,299,973          --              4,300           --

                                    PART II.

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

         The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol PRFM. The following table sets forth the high and low closing sales prices for the Company's Common Stock for the periods indicated, as reported by the Nasdaq Stock Market.

            FISCAL 1997                            HIGH                              LOW
            -----------                            ----                              ---
First Quarter                                   $ 3 11/16                          $ 2 19/64
Second Quarter                                  $  4 5/16                          $   2 7/8
Third Quarter                                   $   3 7/8                          $   2 5/8
Fourth Quarter                                  $   3 3/4                          $   2 1/4

            FISCAL 1998                            HIGH                              LOW
            -----------                            ----                              ---
First Quarter                                   $   3 1/4                          $   2 1/4
Second Quarter                                  $ 2 13/16                          $  1 9/16
Third Quarter                                   $ 1 11/16                          $   13/32
Fourth Quarter                                  $      12                          $   17/32

            FISCAL 1999                            HIGH                              LOW
            -----------                            ----                              ---
First Quarter                                   $ 8 11/16                          $   2 3/4
Second Quarter                                  $  4 7/32                          $   3
Third Quarter (through September 17)            $ 3 15/16                          $  2 5/16

         As of September 17, 1999, there were 81 holders of record of the 9,156,434 outstanding shares of Common Stock. The closing sales price for the Common Stock on September 17, 1999 was $3 15/16.

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

                                                                                FISCAL YEAR ENDED
                                                       --------------------------------------------------------------------------
                                                       JANUARY 30,     JANUARY 31,     FEBRUARY 1,    FEBRUARY 3,     JANUARY 28,
                                                          1999            1998            1997           1996             1995
                                                       -----------     -----------     -----------    -----------     -----------
                                                                   (IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, wholesale division .......................  $   40,466      $   34,032      $   30,317     $    36,200     $    38,484
Net sales, retail division ..........................     134,790         129,562         108,603          92,957          77,094
                                                       ----------      ----------      ----------     -----------     -----------
   Total net sales ..................................     175,256         163,594         138,920         129,157         115,578
                                                       ----------      ----------      ----------     -----------     -----------
Gross profit, wholesale division ....................       7,545           7,942           7,614           8,784           7,573
Gross profit, retail division .......................      57,072          58,032          52,346          43,384          36,076
                                                       ----------      ----------      ----------     -----------     -----------
   Total gross profit ...............................      64,617          65,974          59,960          52,168          43,649
                                                       ----------      ----------      ----------     -----------     -----------
Selling, general and administrative expenses.........      72,502          64,219          48,165          43,372          37,081
Provision for doubtful accounts .....................          --           1,730             500             310              27
Provision for impairment of assets and store
   closings..........................................       1,035           2,515             169           1,232             623
Depreciation and amortization .......................       4,480           4,698           3,772           3,300           2,903
                                                       ----------      ----------      ----------     -----------     -----------
   Total operating expenses .........................      78,017          73,162          52,606          48,214          40,634
                                                       ----------      ----------      ----------     -----------     -----------
Income (loss) from operations before other income
   (expense) ........................................     (13,400)         (7,188)          7,354           3,954           3,015
Other income (expense)
   Interest expense, net* ...........................      (4,882)         (4,696)         (4,110)         (3,144)         (2,415)
   Other, net .......................................         645             762             478             396             357
                                                       ----------      ----------      ----------     -----------     -----------
Income (loss) before income taxes* ..................     (17,637)        (11,122)          3,722           1,206             957
(Provision) benefit for income taxes ................      (1,337)            321          (1,647)            796             368
                                                       ----------      ----------      ----------     -----------     -----------
Income (loss) before cumulative effect of change
   in accounting principle* .........................     (18,974)        (10,801)          2,075           2,002           1,325
                                                       ----------      ----------      ----------     -----------     -----------
Cumulative effect of change in accounting
   principle, net of income tax benefit of $380,958 .          --            (632)             --              --              --
Net income (loss)* ..................................  $  (18,974)     $  (11,433)     $    2,075     $     2,002     $     1,325
                                                       ==========      ==========      ==========     ===========     ===========
Weighted average shares outstanding:
   Basic ............................................   6,659,882       7,025,236       7,183,462       6,973,670       6,155,733
   Diluted ..........................................   6,659,882       7,025,236       7,633,588       7,067,291       6,210,542
Basic income (loss) per share net of cumulative
   effect of change in accounting principle* ........  $    (2.85)     $    (1.63)     $     0.29     $      0.29     $      0.22
Diluted income (loss) per share net of cumulative
   effect of change in accounting principle* ........  $    (2.85)     $    (1.63)     $     0.27     $      0.28     $      0.21

SELECTED OPERATING DATA:
Number of stores open at end of period ..............         289             285             262             194             175
Comparable store sales increase .....................           0%              0%            3.6%            4.1%            5.9%

BALANCE SHEET DATA:
Working capital (deficit) ...........................  $   (3,835)     $   18,473      $   32,614     $    29,688     $    26,452
Total assets ........................................      95,129         113,908         129,365          93,026          78,916
Long-term debt, less current portion(1) .............       3,404           5,643           5,708           1,815           1,367
Total stockholders' equity ..........................      17,636          35,169          48,782          44,761          42,946

--------------

* As disclosed in Note 11 to the consolidated financial statements, the net income and the net income per share for fiscal year 1996 was restated to account for the value attributable to the beneficial conversion feature on certain debt issued in fiscal year 1996.

(1) Amount includes redeemable common equity of $471 as of January 30, 1999 but does not include long-term severance payables of $1,038 as of January 30, 1999.


(2) Amount includes notes and interest receivable from shareholder and officers as of January 28, 1995, February 3, 1996, February 1, 1997, January 31, 1998 and January 30, 1999 in the amount of $913, $538, $543, $814 and $542, respectively.

         The fiscal 1998 financial statements have been prepared assuming we will continue as a going concern. We have violated certain debt covenants contained in our bank line of credit agreement; however, we obtained a waiver from the bank on July 14, 1999.

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

                             PERCENTAGE OF NET SALES

                                                                                  FISCAL YEAR
                                                                       --------------------------------
                                                                         1998        1997         1996
                                                                       -------      -------      ------
Net sales, wholesale division .....................................      23.1%        20.8%        21.8%
Net sales, retail division  .......................................      76.9         79.2         78.2
                                                                       ------       ------       ------
   Total net sales ................................................     100.0        100.0        100.0
Gross profit, wholesale division ..................................      18.6         23.3         25.1
Gross profit, retail division .....................................      42.3         44.8         48.2
                                                                       ------       ------       ------
Total gross profit ................................................      36.9         40.3         43.2
Selling, general and administrative expenses ......................      41.4         39.2         34.6
Provision for doubtful accounts ...................................        --          1.1          0.4
Provision for impairment of assets and store closings .............       0.6          1.5          0.2
Depreciation and amortization .....................................       2.6          2.9          2.7
                                                                       ------       ------       ------
   Total operating expenses .......................................      44.6         44.7         37.9
                                                                       ------       ------       ------
   Income (loss) from operations before other income (expenses) ...      (7.7)        (4.4)         5.3
                                                                       ------       ------       ------
Other income (expense):
   Interest, net ..................................................      (2.8)        (2.9)        (2.9)
   Other, net .....................................................       0.4          0.5          0.3
                                                                       ------       ------       ------
Income (loss) before income taxes* ................................     (10.1)        (6.8)         2.7
                                                                       ------       ------       ------
(Provision) benefit for income taxes ..............................      (0.8)         0.2         (1.2)
Income (loss) before cumulative effect of change in accounting
   principle ......................................................     (10.9)        (6.6)         1.5
                                                                       ------       ------       ------
Cumulative effect of change in accounting principle, net of income
   tax benefit ....................................................        --         (0.4)          --
                                                                       ------       ------       ------
Net income (loss)* ................................................     (10.9)%       (7.0)%        1.5%
                                                                       ======       ======       ======



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

         Dependence on Line of Credit. As discussed above, the Company experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. The Company utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on the Company's borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms. The Company has violated certain debt covenants contained in its bank line of credit agreement. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 and for the year ended January 30, 1999. See additional discussion under "Liquidity and Capital Resources."

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

         Qualified Accountants' Report. In reporting on the Company's audited consolidated financial statements as of January 30, 1999 and January 31, 1998 and for each of the three years in the period ended January 30, 1999, the report of the Company's independent accountants contained an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. Such factors include recurring net losses in fiscal 1998 and 1997 and a default on the Company's bank line of credit agreement as a result of the Company's violation of certain debt covenants. On July 14, 1999 the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ending January 30, 1999.


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

         Year 2000 Readiness. The Year 2000 issue is the result of computer and other business systems being written using two digits rather than four to represent the year. Many of our time sensitive applications and business systems and the applications and business systems of our business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Year 2000 problem will impact us and our business partners, we have made a preliminary assessment of our Year 2000 exposure and, primarily because our major management information systems are in the process of being upgraded, we believe we will be able to achieve Year 2000 readiness for our internal systems by the fourth quarter of 1999. We are also developing a plan of communication with our significant business partners to obtain appropriate assurances that the Year 2000 issues are resolved in a timely manner. We believe that we will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. However, our estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers and the ability to correct all relevant applications and third party modification plans. We may not achieve our estimated costs and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with our systems could seriously harm our business, financial condition and results of operations. In addition, a significant portion of our stores' purchases are made with credit cards, and our operations may be seriously harmed if our customers are unable to use their credit cards due to Year 2000 problems that are not remedied by their credit card vendors.

         We are preparing contingency plans which will include the identification of our most reasonably likely worst case scenarios. Currently, the most reasonably likely sources of risk to us include (a) the disruption of our internal inventory management system, (b) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from the suppliers or logistics providers, and (c) failure of systems and necessary infrastructure including electricity supply. We are preparing plans to flow inventory around an assumed period of disruption to our stores, which could include accelerating distribution of high volume merchandise and critical products to reduce the impact of significant failure.

         Other. We have been characterized as an insider as defined by the United States Bankruptcy Code, in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to us. The complaint seeks recovery of the preference payments, and disallows any and all of our claims against Luria's until we have made full payment of the preference payments. In July 1999, we agreed with the committee of unsecured creditors to settle all claims held by Luria's against us for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement is subject to the approval of the Bankruptcy Court. The full amount of the settlement was accrued for in our financial statements for the years ending January 31, 1998 and January 30, 1999.

         In December 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against us in the United States District Court for the Southern District of New York alleging that the Company infringed upon their exclusive right to sell the Boucheron bottle and is seeking $1.5 million in damages. Their theory is that they have a valid patent for the bottles and that our sales of such bottles infringes upon their patent rights. The Company believes that a patentee cannot control by resort to an infringement suit the resale of a patented article which it has sold. The Company filed a motion to dismiss during February 1994. On March 20, 1995, the court denied our motion to dismiss, and on April 14, 1995, the Company filed an answer to the complaint. Discovery is in progress.

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

COMPARISON OF FISCAL YEARS 1998 AND 1997

         NET SALES

         Net sales increased 7.1% from $163.6 million in fiscal year 1997 to $175.3 million in fiscal year 1998. The increase in net sales during fiscal year 1998 was due to a 4.0% increase in retail sales (from $129.6 million to $134.8 million), and a 18.9% increase in wholesale sales (from $34.0 million to $40.5 million). The increase in retail sales was principally due to an increase in the number of stores operated during fiscal year 1998 compared to fiscal year 1997, as comparable store sales were flat compared to the prior year. We believe that various sales promotions held during the year to stimulate sales and reduce inventory levels resulted in lower average sales per customer, which contributed to the flat comparable store sales. We operated 289 and 285 stores at the end of fiscal years 1998 and 1997, respectively. The increase in wholesale sales was due to our efforts to reduce inventory levels of certain non-designer fragrances.

         GROSS PROFIT

         Gross profit decreased 2.1% from $66.0 million in fiscal year 1997 (40.3% of total net sales) to $64.6 million in fiscal year 1998 (36.9% of total net sales) as a result of higher inventory loss provisions (see below), higher sales and gross profit in the retail division offset by lower gross profit in the wholesale division.

         Gross profit for the wholesale division decreased from $7.9 million in fiscal year 1997 to $7.5 million in fiscal year 1998 due mainly to a $330,000 increase in inventory provisions. The wholesale division's gross margin in fiscal 1998 was 18.6% compared to 23.3% in fiscal year 1997. The decrease in gross margin was due to the increase in sales of non-designer fragrances in the wholesale division and the overall ratio of wholesale sales to retail sales in fiscal year 1998. Wholesale sales historically yield a lower gross margin when compared to retail sales.

         Gross profit for the retail division decreased 1.7% from $58.0 million in fiscal year 1997 to $57.1 million in fiscal year 1998, principally as a result of $1.6 million increase in the inventory provision, offset by higher retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased from 44.8% in fiscal year 1997 to 42.3% in fiscal year 1998. The decrease was due to store promotions discussed above as well as increases in the inventory provisions, freight expense and inventory shrinkage. Inventory provisions were increased to bring the carrying cost of certain non-designer fragrance merchandise to their estimated carrying values. The Company will reduce inventory levels of this non-designer fragrance merchandise in fiscal year 1999. Freight expenses increased primarily due to the necessity of shipping merchandise from the Company's distribution center to its retail stores using express freight service during the 1998 holiday season. This resulted from a temporary failure in our inventory management system to properly replenish the merchandise at our retail stores. Inventory shrinkage increased due to the replenishment situation discussed above and increased movement of inventory due to the closing of 32 retail stores. We expect these expenses to decrease in fiscal year 1999 because non-designer fragrance merchandise will be reduced to a minimum, the management information system will be upgraded in fiscal year 1999 and the Company will not be closing a significant number of retail stores. Furthermore, we have hired additional loss prevention and distribution center management personnel to ensure that shrinkage expense is reduced to an acceptable level.

         OPERATING EXPENSES

         Operating expenses increased $4.9 million in fiscal year 1998 compared to fiscal year 1997, due principally to (a) a $8.3 million increase in selling, general and administrative expenses, which includes a charge of $1.9 million related to severance agreements with two executive officers and (b) a $1.0 million provision for disposition of fixed assets relating to retail stores which were either closed during fiscal year 1998, or are scheduled to close during fiscal year 1999. We do not expect to incur a significant provision for disposition of fixed assets in fiscal year 1999 as the fixed assets for all stores expected to be closed in fiscal year 1999 were expensed in fiscal year 1998. The increase in selling, general and administrative expense was primarily the result of increases in rent, payroll and other costs associated with the operation of an average of 10 additional stores during fiscal year 1998. Depreciation and amortization decreased $0.2 million in fiscal year 1998 compared to fiscal year 1997. As a percentage of net sales, operating expenses decreased from 44.7% in fiscal year 1997 to 44.6% in fiscal year 1998.

         INTEREST EXPENSE

         Interest expense (net) increased 4.0% from $4.7 million in fiscal year 1997 to $4.9 million in fiscal 1998. The increase was principally due to increased use of lease financing for new store furniture and fixtures. See "Liquidity and Capital Resources."

         INCOME TAXES

         The provision for income taxes in fiscal 1998 was $1.3 million, which includes an increase in the valuation allowance of $1.2 million to provide fully for the net deferred tax assets since management believes that it is more likely than not that these amounts will not be realized due to our recurring losses.

         As a result of the foregoing, we had a net loss of $19.0 million in fiscal 1998 compared to a net loss of $11.4 million in fiscal 1997.

COMPARISON OF FISCAL YEARS 1997 AND 1996

         NET SALES

         Net sales increased 17.8% from $138.9 million in fiscal year 1996 to $163.6 million in fiscal year 1997. The increase in net sales during fiscal year 1997 was due to a 19.3% increase in retail sales (from $108.6 million to $129.6 million), and a 12.3% increase in wholesale sales (from $30.3 million to $34.0 million). The increase in retail sales was principally due to an increase in the number of stores operated during fiscal year 1997 compared to fiscal year 1996, as comparable store sales were flat compared to the prior year. We believe that various promotions held during the year to stimulate sales and reduce and rebalance inventory levels resulted in lower average sales per customer, which contributed to the flat comparable store sales. We operated 285 and 262 stores at the end of fiscal years 1997 and 1996, respectively.

         GROSS PROFIT

         Gross profit increased 10.0% from $60.0 million in fiscal year 1996 (43.2% of total net sales) to $66.0 million in fiscal year 1997 (40.3% of total net sales) as a result of higher sales and gross profit in both the wholesale and retail divisions.

         Gross profit for the wholesale division increased from $7.6 million in fiscal year 1996 to $7.9 million in fiscal year 1997. The wholesale division's gross margin in fiscal 1997 was 23.3% compared to 25.1% in fiscal year 1996.

         Gross profit for the retail division increased 10.9% from $52.3 million in fiscal year 1996 to $58.0 million in fiscal year 1997, principally as a result of higher retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased from 48.2% in fiscal year 1996 to 44.8% in fiscal year 1997. The decrease was due to promotions discussed above as well as a $1.3 million increase in inventory provisions. Inventory provisions were increased to bring the carrying cost of certain non-designer fragrance merchandise to their estimated carrying values.

         OPERATING EXPENSES

         Operating expenses increased $20.6 million in fiscal year 1997 compared to fiscal year 1996, due principally to (a) a $16.1 million increase in selling, general and administrative expenses, which includes $1.7 million of losses suffered from operating Perfumania's Nature's Elements stores before their conversion and/or closure, (b) a $2.4 million increase in provision for impairment of assets and store closing and (c) a $1.2 million write off of accounts receivable from L. Luria & Son, Inc. The increase in selling, general and administrative expense was primarily the result of increases in rent, payroll and other costs associated with the operation of an average of 64 additional stores during fiscal year 1997. The average number of stores during fiscal 1997 includes 20 temporary holiday-only stores. We intend to continue to use temporary stores in an effort to reduce our inventories. The increase in provision for doubtful account occurred primarily because of increased write-offs of wholesale accounts receivable. See "Liquidity and Capital Resources." After performing a review of certain retail store locations with significant negative cash flows, we recognized a non-cash impairment charge of $2.2 million, representing a reduction of the carrying amounts of fixed assets at those store locations to their estimated recoverable amounts. We also recorded a loss of $0.3 million on disposition of fixed assets relating to retail stores which were closed during fiscal year 1997. Due to the heavy concentration of sales in the fourth quarter of each fiscal year, we do not believe it is meaningful to make impairment determinations on an interim basis during the year. Depreciation and amortization increased $0.9 million in fiscal year 1997 compared to fiscal year 1996, due to increased fixed assets associated with retail stores. As a percentage of net sales, operating expenses increased from 38.0% in fiscal year 1996 to 44.7% in fiscal year 1997 due to the above reasons.

         INTEREST EXPENSE

         Interest expense (net) increased 14.3% from $4.2 million in fiscal year 1996 to $4.7 million in fiscal 1997. The increase was principally due to the increase in our line of credit from $30 to $35 million during fiscal 1997, as well as increased use of lease financing for new store furniture and fixtures, offset by a one-time non-cash interest charge of $529,412 for a beneficial conversion feature of convertible debt in fiscal 1996 (see Note 11 to the consolidated financial statements). See "Liquidity and Capital Resources".

         INCOME TAXES

         The benefit for income taxes in fiscal 1997 was $0.3 million, which includes an increase in the valuation allowance of $3.4 million for deferred tax assets due to their uncertain realization.

         As a result of the foregoing, we had a loss before cumulative effect of a change in accounting principle of $10.8 million in fiscal 1997 compared to a net income of $2.1 million in fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund inventory purchases and for new store openings. We financed these capital requirements primarily through borrowings under our working capital lines of credit, cash flows from operations, lease financing of store furniture and fixtures and short-term borrowings from related parties and other individuals.

         On May 15, 1998, we extended our $35 million revolving line of credit facility with LaSalle National Bank, from April 1999 to April 2001. Advances made under the line of credit are based on a formula of eligible inventories and receivables, bear interest at 2% above the bank's prime rate (9.75% at January 30, 1999, however, see discussion below regarding events of default and default rate interest), and are payable on demand. Advances are secured by a first lien on all of our assets and assignment of a life insurance policy on one of our officers.

         Our $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth and book value and the achievement of specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings and purchases of treasury stock and prohibits distribution of dividends. As of January 30, 1999, we were in violation of some of the above covenants and, as a result of these violations, were in default under the line of credit agreement. As a result, the Company incurred the default rate of interest, prime plus 4% (11.75% at January 30, 1999) beginning December 1998 and the bank can demand payment of the amounts outstanding under the line of credit agreement. The violations consist primarily of the Company failing to maintain the minimum tangible net worth and net income levels established by the financial covenants, purchasing treasury stock and exceeding the limit on new store openings. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a wholly-owned subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company. Management believes that the conditions included in the waiver will be met by September 30, 1999, however, there can be no assurance of this. Should we be unable to meet these conditions, we may be required to repay outstanding amounts (totaling approximately $34.8 million as of September 17, 1999) and obtain alternative sources of financing. Although we believe we would be able to obtain a comparable line of credit with another lender, in the interim period, we could also be required to take other actions to reduce our reliance on working capital financing and generate additional working capital, which could include delaying the opening of new stores, reducing inventory purchases and/or reducing our wholesale and retail selling prices to generate more cash. Any such actions, or our failure to obtain additional financing in an amount sufficient to support our current and planned levels of operation, could adversely affect our business and operating results.

         Management believes that its borrowing capacity under the current bank line of credit facility, or from an alternative line of credit facility, projected cash flows from operations, anticipated proceeds from the initial public offering of perfumania.com, inc. and other short term borrowings will be sufficient to support working capital needs, capital expenditures and debt service for the next twelve months.

         On August 31, 1999, we entered into a stock purchase agreement with an affiliated Company through common ownership. The agreement calls for the transfer of 1,512,406 shares of our treasury stock to this affiliated company in consideration for a partial reduction of our outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price of our common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights. We recorded an extraordinary loss of approximately $314,000 which will be taken to income in the third quarter of fiscal year 1999.

         In July 1999, we entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of our Series B Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $981,000 which will be taken by us as a non-cash interest charge to income in the second quarter of fiscal year 1999. The agreement requires us to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Conversion Price is the lower of (A) $3.40625 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

         In July 1999, we obtained a $2.5 million unsecured loan from a wholesale customer bearing an interest rate of 24%. The loan is payable in full December 1999.

         In April 1999, we entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of our Series A Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $385,000 which will be taken by us as a non-cash interest charge to income in the first quarter of fiscal year 1999. The agreement requires us to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The conversion price is the lower of (A) $4.35 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note. If the conversion price decreases, we are obligated to issue additional shares of common stock.

         In March 1999, we entered into Subscription Agreements for the sale of 235,293 shares of our common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999. The Subscription Agreements require that we file this registration statement with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If, on the effective date of the registration statement, the market price is less than $8.50 per share, we are obligated to reimburse the investor group the lesser of (a) the product of the difference between $8.50 and the closing bid price of the common stock on the effective date of this registration statement multiplied by the number of shares issued under the Subscription Agreements or (b) the product of $2.00 multiplied by the number of shares issued under the Subscription Agreements. As of January 30, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheets.

         On March 21, 1996, we sold 180,000 shares of common stock for approximately $956,000 in a private placement.

         On March 25, 1996, we issued $3,000,000 of 5% Convertible Debentures in a Regulation S offering to non-U.S. persons. The debentures were convertible at any time after May 21, 1996 into shares of common stock, at a conversion price for each share of common stock equal to eighty-five percent of the market price of the common stock on the date of conversion, not to exceed $8.50 per share of common stock. The debentures were converted to approximately 918,000 shares of the common stock in the second quarter of fiscal 1996. See Note 11 of the consolidated financial statements.

         In fiscal year 1998, net cash provided by operating activities was approximately $13.0 million, which was primarily due to our reduction in inventories and receivables.

         Trade receivables primarily relate to our wholesale business. Trade receivables due from customers at January 30, 1999 were $4.1 million. At fiscal year end 1998, approximately $1.3 million of the trade receivables, net, were more than 90 days past due. Allowance for doubtful accounts was approximately $0.7 million at January 30, 1999 and was considered adequate by management based on its write-off experience during the last three years and an analysis of the aging of its trade receivables at January 30, 1999.

         During fiscal year 1998, inventories decreased by approximately $15.5 million due to (a) our efforts to reduce inventory levels and (b) an inventory provision during the fourth quarter of $3.8 million related primarily to non-designer fragrances Perfumania intends to liquidate in fiscal 1999.

         Net cash used in investing activities in fiscal year 1998 was approximately $9.5 million, principally due to capital expenditures related to opening new stores and renovation of existing stores. We intend to slow our growth and open only 7 stores in fiscal 1999 versus 36 stores in fiscal 1998. In addition, we do not plan any significant renovations of existing stores in fiscal 1999, whereas 18 Nature's stores were completely remodeled in fiscal 1998. Thus, store-related capital expenditures for fiscal 1999 are projected to be significantly lower than fiscal 1998. Although we intend to upgrade various components of our management information systems and will also make various hardware and software enhancements, total capital expenditures for fiscal 1999 are projected to be $4.0 million of which approximately $1.8 million pertains to new store openings and $2.2 million pertains to hardware, software and other corporate improvements. Currently, our average capital expenditure for opening a store is approximately $175,000, including furniture and fixtures, equipment and other items, which average approximately $50,000 per store, build-out costs, which average approximately $120,000 per store, and pre-opening expenses, such as the hiring and training of new employees and travel, which average approximately $5,000 per store. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season. Wholesale inventory levels vary significantly during the fiscal year depending upon availability, price and selection of merchandise available for purchase, and seasonality. We generally carry at least four months' supply of inventory for our retail and wholesale divisions.

         We also repurchased approximately 294,000 shares of our common stock for $0.9 million in fiscal 1998.

SEASONALITY AND QUARTERLY RESULTS

         Our operations have historically been seasonal, with generally higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Significantly higher fourth fiscal quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. Our quarterly results may also vary due to the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Wholesale sales vary by fiscal quarter as a result of the selection of merchandise available for sale and the need for us to stock our retail stores for the Christmas holiday season. Therefore, the results of any interim period are not necessarily indicative of the results that may be expected during a full fiscal year. See Note 15 of the Notes to Consolidated Financial Statements for additional information regarding quarterly financial data.

YEAR 2000 COMPLIANCE

         The following critical application systems areas are the focus of our Y2K compliance efforts: (a) merchandising, (b) inventory management and distribution, (c) point-of-sales systems, (d) human resources and (e) finance and accounting. The merchandising and finance and accounting systems are currently being upgraded utilizing vendor software certified as Y2K compliant. The inventory management and distribution systems as well as the point-of-sales and human resources systems will be upgraded in the third quarter of 1999. Our hardware and communications network is currently being inventoried, assessed, and where instances of non-compliance are noted, upgraded and tested.

         We have not incurred material costs to date in the process, and do not believe that the cost of additional actions will have a material effect on our operating results or financial condition. However, we have established a budget totaling approximately $1.5 million for the acquisition of computer hardware and software that will assist in the Year 2000 assessment and remediation activities to be completed no later than the third quarter of 1999. Our current systems may contain undetected errors or defects with Year 2000 date functions that may result in material costs. In addition, we use third-party equipment and software, including non-information technology systems, such as facilities and distribution equipment, that may not be Year 2000 compliant. Failure of third-party equipment, software or content to operate properly with regard to the Year 2000 issue could require us to incur unanticipated expenses to remedy problems, which could have a material adverse effect on our business, operating results and financial condition.

         We are currently assessing whether third parties in our supply and distribution chain are adequately addressing their Year 2000 compliance issues. We have initiated formal communications with our significant suppliers and service providers to determine the extent to which our systems may be vulnerable if suppliers and providers fail to address and correct their own Year 2000 issues. We cannot guarantee that the systems of suppliers or other companies on which we rely will be Year 2000 compliant.

         We will track the Year 2000 compliance status of our material vendors and suppliers via our own internal vendor compliance effort. Year 2000 correspondence will be sent to critical vendors and suppliers by the second quarter of 1999, with continued follow up for those who fail to respond. All vendor responses will be evaluated to assess any possible risk to or effect on our operations. Prior to mid 1999, we expect to implement additional procedures for assessing the Year 2000 compliance status of our most critical vendors and will modify our contingency plans accordingly.

         We are preparing contingency plans which will include the identification of our most reasonably likely worst case scenarios. Currently, the most reasonably likely sources of risk to us include (a) the disruption of our internal inventory management system, (b) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers and (c) failure of hardware and software utilized by transportation vendors as a result of a general failure of systems and necessary infrastructure such as electricity supply. We are preparing plans to flow inventory around an assumed period of disruption to our stores, which could include accelerating distribution of high volume merchandise and critical products to reduce the impact of significant failure.

         Based on our current assessment efforts, we do not believe that Year 2000 issues will have a material adverse effect on our financial condition or results of operations. However, our Year 2000 issues and any potential business interruptions, costs, damages or losses related thereto, are dependent, to a significant degree, upon the Year 2000 compliance of third parties, such as government agencies, vendors and suppliers. Consequently, we are unable to determine at this time whether Year 2000 failures will materially affect our business. We believe that our compliance efforts have and will reduce the impact of any failures.

RECENT ACCOUNTING STANDARDS.

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement of

Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both Statements were adopted by us in 1998.

         In March 1998, the AICPA issued Statement of Financial Position 98-1, ("SOP 98-1") "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for capitalization of certain costs incurred in the development of internal-use software and is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 was adopted in fiscal 1998 and had no significant impact on the results of operations, cash flows or financial position.

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires us to expense preopening expenses as incurred. We early adopted SOP 98-5 in fiscal year 1997. See Note 2 of Notes to Consolidated Financial Statements.

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

CHANGES IN FOREIGN EXCHANGE RATES CREATE RISK.

         Although large fluctuations in foreign exchange rates could have a material effect on the prices we pay for products we purchase from outside the United States, the prices obtainable for sales denominated in foreign currencies and wholesale sales to foreign customers, such fluctuations have not been material to our results of operations to date. Transactions with foreign suppliers generally are in United States dollars. We believe that inflation has not had a material impact on our results of operations and that we are generally able to pass through any cost increases in the form of increased sales prices.

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

                                                  OUTSTANDING                         WEIGHTED
                                                   PRINCIPAL                           AVERAGE
                                                    AMOUNT          FAIR VALUE      INTEREST RATE         MATURITY DATE
                                                  -----------       ----------      -------------         -------------
Bank Line of Credit.....................           $30,035,019      $30,035,019          10.83%            April 2001

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information and the supplementary data required in response to this Item are as follows:


                                                                                                           PAGE
                                                                                                           ----
Report of Independent Certified Public Accountants................................................          24

Consolidated Balance Sheets as of January 30, 1999 and January 31, 1998...........................          25

Consolidated Statements of Operations for the Fiscal Years Ended January 30, 1999, January 31,
   1998 and February 1, 1997......................................................................          26

Consolidated Statements of Changes in Stockholders' Equity for the Fiscal Years Ended January 30,
   1999, January 31, 1998 and February 1, 1997....................................................          27

Consolidated Statements of Cash Flows for the Fiscal Years Ended January 30, 1999, January 31,
   1998 and February 1, 1997......................................................................          28

Notes to Consolidated Financial Statements........................................................          29

Schedule II - Valuation and Qualifying Accounts and Reserves......................................          45

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring net losses in fiscal 1998 and 1997 and has a working capital deficit of $3.8 million at January 30, 1999. In addition, the Company was in default of its bank line of credit agreement as a result of its violation of certain debt covenants. These debt covenant violations have been subsequently waived by the bank. There is no assurance that the Company will be able to generate future net income or secure a long-term credit facility, which creates substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

PricewaterhouseCoopers LLP
Miami, Florida

April 29, 1999,
except for the fourth
paragraph of Note 2 and
the second paragraph of
Note 8 as to which the
date is July 14, 1999.

                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                   JANUARY 30,         JANUARY 31,
                                                                                      1999                1998
                                                                                   -----------        -------------
ASSETS:
Current assets:
   Cash and cash equivalents ................................................      $  1,745,603       $   1,554,117
   Trade receivables, less allowance for doubtful accounts of $704,954 in
     1999 and 1998 ..........................................................         4,108,847           5,186,473
   Advances to suppliers ....................................................         8,065,301           7,611,036
   Inventories, net of reserve of $4,163,251 and $2,750,000 in 1999 and
     1998, respectively .....................................................        53,880,132          73,137,842
   Prepaid expenses and other current assets ................................         1,417,187           2,044,658
   Tax refund receivable ....................................................                --             814,766
   Deferred tax asset, net ..................................................                --           1,219,856
                                                                                   ------------       -------------
     Total current assets ...................................................        69,217,070          91,568,748

Property and equipment, net .................................................        23,180,462          18,307,240
Leased equipment under capital leases, net ..................................         1,373,878           2,266,674
Other assets, net ...........................................................         1,357,966           1,764,906
                                                                                   ------------       -------------
     Total assets ...........................................................      $ 95,129,376       $ 113,907,568
                                                                                   ============       =============
LIABILITIES AND STOCKHOLDERS' EQUITY:
Current liabilities:
   Bank line of credit and current portion of notes payable .................      $ 32,800,627       $  34,139,766
   Accounts payable - non-affiliates ........................................        14,329,013          13,308,914
   Accounts payable - affiliates ............................................        15,812,240          16,958,163
   Accrued expenses and other liabilities ...................................         9,205,316           6,848,923
   Income taxes payable .....................................................           485,098             505,098
   Current portion of obligations under capital leases ......................           419,487           1,030,340
   Due to related parties ...................................................                --             304,483
                                                                                   ------------       -------------
     Total current liabilities ..............................................        73,051,781          73,095,687
Long-term portion of notes payable ..........................................         2,370,684           4,709,434
Long-term portion of obligations under capital leases .......................           562,552             933,615
Long-term severance payables ................................................         1,037,859                  --
                                                                                   ------------       -------------
     Total liabilities ......................................................        77,022,876          78,738,736

Commitments and contingencies ...............................................                --                  --
Redeemable common equity (Note 11) ..........................................           470,588                  --

Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized, none
     issued .................................................................                --                  --
   Common stock, $.01 par value, 25,000,000 shares authorized, 8,614,491
     and 7,845,291 shares issued at 1999 and 1998, respectively .............            86,145              78,453
   Capital in excess of par value ...........................................        54,440,009          52,386,361
   Treasury stock, at cost, 1,512,406 and 1,218,360 shares at 1999 and
     1998, respectively .....................................................        (5,413,002)         (4,521,068)
   Accumulated deficit ......................................................       (30,935,097)        (11,960,599)
   Notes and interest receivable from shareholder and officers ..............          (542,143)           (814,315)
                                                                                   ------------       -------------
     Total stockholders' equity .............................................        17,635,912          35,168,832
                                                                                   ------------       -------------
     Total liabilities and stockholders' equity .............................      $ 95,129,376       $ 113,907,568
                                                                                   ============       =============


          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                         FISCAL YEAR ENDED
                                                                  ------------------------------------------------------
                                                                    JANUARY 30,        JANUARY 31,           FEBRUARY 1,
                                                                       1999               1998                  1997
                                                                  -------------       -------------       -------------
                                                                                                      (AS RESTATED, NOTE 11)
Net sales:
  Non-affiliated customers .................................      $ 175,255,633       $ 161,593,736       $ 136,446,104
  Affiliates ...............................................                 --           1,999,823           2,473,623
                                                                  -------------       -------------       -------------
                                                                    175,255,633         163,593,559         138,919,727
                                                                  -------------       -------------       -------------
Cost of goods sold:
  Non-affiliated customers .................................        110,638,432          96,053,329          76,706,903
  Affiliates ...............................................                 --           1,566,489           2,252,850
                                                                  -------------       -------------       -------------
                                                                    110,638,432          97,619,818          78,959,753
                                                                  -------------       -------------       -------------
Gross profit ...............................................         64,617,201          65,973,741          59,959,974
                                                                  -------------       -------------       -------------
Operating expenses:
  Selling, general and administrative expenses .............         72,501,987          64,219,379          48,165,392
  Provision for doubtful accounts ..........................                 --           1,730,000             500,000
  Provision for impairment of assets and store closings ....          1,034,717           2,514,818             169,159
  Depreciation and amortization ............................          4,480,681           4,697,816           3,771,508
                                                                  -------------       -------------       -------------
       Total operating expenses ............................         78,017,385          73,162,013          52,606,059
                                                                  -------------       -------------       -------------
Income (loss) from operations before other income
   (expense) ...............................................        (13,400,184)         (7,188,272)          7,353,915
                                                                  -------------       -------------       -------------
Other income (expense):
  Interest expense:
    Affiliates .............................................            (22,486)           (124,250)           (148,647)
    Other ..................................................         (4,938,365)         (4,617,070)         (4,004,754)
                                                                  -------------       -------------       -------------
                                                                     (4,960,851)         (4,741,320)         (4,153,401)
                                                                  -------------       -------------       -------------
  Interest income:
    Affiliates .............................................             43,440              42,450              39,480
    Other ..................................................             35,057               2,660               3,499
                                                                  -------------       -------------       -------------
                                                                         78,497              45,110              42,979
                                                                  -------------       -------------       -------------
  Other income .............................................            645,446             762,138             478,179
                                                                  -------------       -------------       -------------
Total other income (expense) ...............................         (4,236,908)         (3,934,072)         (3,632,243)
                                                                  -------------       -------------       -------------
Income (loss) before income taxes ..........................        (17,637,092)        (11,122,344)          3,721,672
(Provision) benefit for income taxes .......................         (1,337,406)            321,192          (1,646,731)
                                                                  -------------       -------------       -------------
Income (loss) before cumulative effect of change in
   accounting principle ....................................        (18,974,498)        (10,801,152)          2,074,941
Cumulative effect of change in accounting principle, net
   of income tax benefit of $380,958 .......................                 --            (631,418)                 --
                                                                  -------------       -------------       -------------
Net income (loss) ..........................................      $ (18,974,498)      $ (11,432,570)      $   2,074,941
                                                                  =============       =============       =============
Basic income (loss) per common share:
Income (loss) before cumulative effect of change in
   accounting principle ....................................      $       (2.85)      $       (1.54)      $        0.29
Cumulative effect of change in accounting principle ........                 --               (0.09)                 --
                                                                  -------------       -------------       -------------
Net income (loss) ..........................................      $       (2.85)      $       (1.63)      $        0.29
                                                                  =============       =============       =============
Diluted income (loss) per common share:
Income (loss) before cumulative effect of change in
   accounting principle ....................................      $       (2.85)      $       (1.54)      $        0.27
Cumulative effect of change in accounting principle ........                 --               (0.09)                 --
                                                                  -------------       -------------       -------------
Net income (loss) ..........................................      $       (2.85)      $       (1.63)      $        0.27
                                                                  =============       =============       =============
Weighted average number of shares outstanding:
  Basic ....................................................          6,659,882           7,025,236           7,183,462
                                                                  =============       =============       =============
  Diluted ..................................................          6,659,882           7,025,236           7,633,588
                                                                  =============       =============       =============

          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
        FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1997 (AS RESTATED, NOTE 11)
                       FISCAL YEAR ENDED JANUARY 31, 1998
                     AND FISCAL YEAR ENDED JANUARY 30, 1999


                                                      COMMON STOCK              CAPITAL IN                  TREASURY STOCK
                                                      -------------              EXCESS OF                  ---------------
                                                  SHARES         AMOUNT          PAR VALUE             SHARES             AMOUNT
                                                  ------         ------          ---------             ------             ------
Balance at February 3, 1996 ............        6,707,700        $67,077        $ 47,959,464            23,000        $  (123,323)
Exercise of stock options ..............            2,000             20               8,230                --                 --
Conversion of debentures ...............          918,091          9,181           2,978,085                --                 --
Beneficial conversion
   feature of debentures ...............               --             --             529,412                --                 --
Issuance of common stock ...............          180,000          1,800             954,450                --                 --
Purchases of treasury  stock ...........               --             --                  --           644,900         (2,531,787)
Net change in notes and
   interest receivable
   from shareholder and
   officers ............................               --             --                  --                --                 --
Net income for the fiscal
   year ended February 1, 1997 .........               --             --                  --                --                 --
                                               ----------        -------        ------------        ----------        -----------
Balance at February 1, 1997 ............        7,807,791         78,078          52,429,641           667,900         (2,655,110)
Exercise of stock options ..............           37,500            375             116,812                --                 --
Purchases of treasury stock ............               --             --                  --           550,460         (1,865,958)
Other ..................................               --             --            (160,092)               --                 --
Net change in notes and
   interest receivable
   from shareholder and officers .......               --             --                  --                --                 --
Net loss for the fiscal
   year ended January 31, 1998..........               --             --                  --                --                 --
                                               ----------        -------        ------------        ----------        -----------
Balance at January 31, 1998.............        7,845,291         78,453          52,386,361         1,218,360         (4,521,068)

Exercise of stock options ..............          684,200          6,842             310,865                --                 --
Purchases of treasury stock.............               --             --                  --           294,046           (891,934)
Issuance of common stock ...............           85,000            850             213,371                --                 --
Proceeds on common stock
   to be issued ........................               --             --           1,529,412                --                 --
Net change in notes and
   interest receivable
   from shareholder and ................               --             --                  --                --                 --
   officers
Net loss for the fiscal
   year ended January 30, 1999 .........               --             --                  --                --                 --
                                               ----------        -------        ------------        ----------        -----------
Balance at January 30, 1999 ............        8,614,491        $86,145        $ 54,440,009         1,512,406        $(5,413,002)
                                               ==========        =======        ============        ==========        ===========


                                                                                   NOTES AND
                                                                                    INTEREST
                                                                                   RECEIVABLE
                                                                                      FROM
                                                           ACCUMULATED             SHAREHOLDER
                                                             DEFICIT              AND OFFICERS            TOTAL
                                                           -----------            ------------        -----------
Balance at February 3, 1996 ............                   $ (2,602,970)          $(538,065)          $ 44,762,183
Exercise of stock options ..............                             --                  --                  8,250
Conversion of debentures ...............                             --                  --              2,987,266
Beneficial conversion
   feature of debentures ...............                             --                  --                529,412
Issuance of common stock ...............                             --                  --                956,250
Purchases of treasury stock ............                             --                  --             (2,531,787)
Net change in notes and
   interest receivable
   from shareholder and
   officers ............................                             --              (4,791)                (4,791)
Net income for the fiscal
   year ended February 1, 1997 .........                      2,074,941                  --              2,074,941
                                                           ------------           ---------           ------------
Balance at February 1, 1997 ............                       (528,029)           (542,856)            48,781,724
Exercise of stock options ..............                             --                  --                117,187
Purchases of treasury stock ............                             --                  --             (1,865,958)
Other ..................................                             --                  --               (160,092)
Net change in notes and
   interest receivable
   from shareholder and ................                             --            (271,459)              (271,459)
   officers
Net loss for the fiscal
   year ended January 31, 1998..........                    (11,432,570)                 --            (11,432,570)
                                                           ------------           ---------           ------------
Balance at January 31, 1998 ............                    (11,960,599)           (814,315)            35,168,832

Exercise of stock options ..............                             --                  --                317,707
Purchases of treasury stock.............                             --                  --               (891,934)
Issuance of common stock ...............                             --                  --                214,221
Proceeds on common stock
   to be issued ........................                             --                  --              1,529,412
Net change in notes and
   interest receivable
   from shareholder and ................                             --             272,172                272,172
   officers
Net loss for the fiscal
   year ended January 30, 1999 .........                    (18,974,498)                 --            (18,974,498)
                                                           ------------           ---------           ------------
Balance at January 30, 1999 ............                   $(30,935,097)          $(542,143)          $ 17,635,912
                                                           ============           =========           ============




          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              FISCAL YEAR ENDED
                                                                            ------------------------------------------------------
                                                                            JANUARY 30, 1999   JANUARY 31, 1998   FEBRUARY 1, 1997
                                                                            ----------------   ----------------   ----------------
                                                                                                                    (As restated,
                                                                                                                       Note 11)
Cash flows from operating activities:
   Net income (loss)..................................................        $(18,974,498)      $ (11,432,570)      $ 2,074,941
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Provision for deferred taxes ......................................           1,219,856                  --           380,528
   Capitalized preopening costs ......................................                  --                  --          (940,550)
   Provision for doubtful accounts ...................................                  --           1,730,000           500,000
   Provision/writedown for inventory losses ..........................           3,764,665           1,810,000           190,000
   Depreciation and amortization .....................................           4,480,681           4,697,816         3,771,508
   Provisions for impairment of assets ...............................                  --           2,200,000                --
   Loss on disposition of property and equipment .....................           1,034,717             314,818           169,159
   Beneficial conversion feature of debentures .......................                  --                  --           529,412
   Cumulative effect of change in accounting principle, net ..........                  --             631,418                --
     of tax benefit
   Stock compensation ................................................             214,221                  --                --
   Change in operating assets and liabilities, (increase) decrease in:
     Trade receivables:
       Customers .....................................................           1,077,626           5,358,686           716,959
       Affiliates ....................................................                  --             653,657          (653,657)
     Advances to suppliers ...........................................            (454,265)         (2,587,318)         (712,058)
     Inventories .....................................................          15,493,045          10,162,581       (24,288,235)
     Prepaid expenses and other current assets .......................             627,471            (184,818)         (707,745)
     Tax refund receivable ...........................................             814,766            (814,766)               --
     Other assets ....................................................             406,940            (539,266)         (123,998)
     Increase (decrease) in:
     Accounts payable ................................................            (125,824)         (5,861,438)       17,314,213
     Accrued expenses and other liabilities ..........................           2,356,398           2,908,483         1,088,386
     Income taxes payable ............................................             (20,006)           (816,105)        1,321,203
     Long term severance payable .....................................           1,037,859                  --                --
     Negative goodwill ...............................................                  --            (470,000)               --
                                                                              ------------        ------------      ------------
      Net cash provided by operating activities ......................          12,953,652           7,761,178           630,066
                                                                              ------------        ------------      ------------
Cash flows from investing activities:
   Additions to property and equipment ...............................          (9,495,824)         (7,207,114)       (7,341,901)
                                                                              ------------        ------------      ------------
   Net cash used in financing activities .............................          (9,495,824)         (7,207,114)       (7,341,901)
                                                                              ------------        ------------      ------------
Cash flows from financing activities:
   Net borrowings under bank line of credit and loans payable ........          (3,677,888)          2,957,170         7,208,943
   Net increase (decrease) in due to related parties .................            (304,483)           (465,517)           90,000
   Principal payments under capital lease obligations ................            (981,916)           (952,805)         (639,892)
   Net advances to shareholder and officers ..........................             272,172            (271,459)           (4,791)
   Issuance of debentures ............................................                  --                  --         2,935,361
   Proceeds from issuance of common stock ............................           2,000,000                  --           956,250
   Proceeds from exercise of stock options ...........................             317,707             117,187             8,250
   Stock issuance costs ..............................................                  --            (160,092)               --
   Purchases of treasury stock .......................................            (891,934)         (1,865,958)       (2,531,787)
                                                                              ------------        ------------      ------------
      Net cash (used in) provided by financing activities ............          (3,266,342)           (641,474)        8,022,334
                                                                              ------------        ------------      ------------
Increase (decrease) in cash and cash equivalents .....................             191,486             (87,410)        1,310,499
Cash and cash equivalents at beginning of period .....................           1,554,117           1,641,527           331,028
                                                                              ------------        ------------      ------------
Cash and cash equivalents at end of period ...........................        $  1,745,603        $  1,554,117      $  1,641,527
                                                                              ============        ============      ============





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

BASIS OF PRESENTATION

         The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred net losses of approximately $18.9 million and $11.4 million during the fiscal years ended January 30, 1999 and January 31, 1998, respectively, and has a working capital deficit of $3.8 million at January 30, 1999. In addition, the Company was in violation of certain debt covenants contained in its bank line of credit agreement as of and for the year ended January 30, 1999. These debt covenant violations have been subsequently waived by the bank as of July 14, 1999 (See
Note 8).

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

         In order to obtain additional funding, the Company plans to make an initial public offering of the common stock of perfumania.com, inc., a wholly owned subsidiary of the Company, to raise approximately $25-$32 million. The net proceeds of the offering will be used for working capital and other general corporate purposes and also repayment of any outstanding indebtedness to the Company as well as reduction of the outstanding balance in the Company's line of credit (See Note 16).

         Additionally, in April 1999 and July 1999, the Company issued a total of $4 million of convertible notes to a group of private investors and in July 1999 the Company obtained a $2.5 million short-term unsecured loan from a wholesale customer (See Note 16).

         Although management believes that its borrowing capacity under the current line of credit facility, or from an alternative line of credit facility, projected cash flows from operations, anticipated proceeds from the initial public offering of perfumania.com, inc. and other short term borrowings will be sufficient to support working capital needs, capital expenditures and debt service for the next twelve months, there is no assurance, however, that the Company will be able to improve its results of operations based on management's plan or obtain such funding on a timely basis.

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

REVENUE RECOGNITION

         Revenue from wholesale transactions is recorded upon shipment of inventory. Revenue from retail sales is recorded, net of discounts and estimated returns, upon customer purchase. Estimates of returns are based on the Company's operating history and are reviewed on a quarterly basis for adequacy.

ADVANCES TO SUPPLIERS

         Advances to suppliers represent prepayments to wholesale vendors on pending inventory purchase orders.

INVENTORIES

         Inventories, consisting predominantly of finished goods, are stated at the lower of cost or market, cost being determined on a moving average cost basis. The cost of inventory includes product cost and freight charges. Provision for potentially slow moving or damaged inventory is recorded based on management's analysis of inventory levels, turnover ratios, future sales forecasts and through specific identification of obsolete or damaged merchandise.

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

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities", which requires the Company to expense preopening expenses as incurred. SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998, does not require restatement of prior periods and is applied as of the beginning of the fiscal year in which the SOP is first adopted. The Company early adopted SOP 98-5 in fiscal 1997 and has reported the initial application as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended January 31, 1998. The effect of the change in accounting principle was to increase the net loss before cumulative effect of change in accounting principle reported for 1997 by approximately $631,000 or $0.09 per share.

INCOME TAXES

         Income tax expense is based principally on pre-tax financial income. Deferred tax assets and liabilities are recognized for the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

     Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders, after giving effect in fiscal year 1996 to the restatement related to the beneficial conversion feature in connection with convertible debt (See Note 11), by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes the dilutive effect of those stock options where the average market price of the common shares exceeds the option exercise prices for the respective years, and the dilutive effect of those convertible notes which are convertible into common stock.

         Basic and diluted earnings per share for income (loss) before cumulative effect of change in accounting principle is computed as follows:

                                                                             FISCAL YEAR
                                                      ----------------------------------------------------------
                                                          1998                   1997                   1996
                                                          ----                   ----                   ----
                                                                                                   (AS RESTATED,
                                                                                                      NOTE 11)
Numerator:
   Income (loss) before cumulative effect
     of change in accounting principle               $ (18,974,498)         $ (10,801,152)       $   2,074,941
                                                     -------------          -------------        -------------
Denominator:
   Denominator for basic income (loss) per
     share(1)                                            6,659,882              7,025,236            7,183,462

Effect of dilutive securities:
   Options to purchase common stock                             --                     --              450,126
                                                     -------------          -------------        -------------
   Denominator for dilutive income (loss)
     per share(1)                                        6,659,882              7,025,236            7,633,588
                                                     -------------          -------------        -------------
Income (loss) per share before cumulative
   effect of change in accounting principle:
Basic                                                $       (2.85)         $       (1.54)       $        0.29
                                                     =============          =============        =============
Diluted                                              $       (2.85)         $       (1.54)       $        0.27
                                                     =============          =============        =============
Antidilutive securities not included in the
   diluted earnings (loss) per share
   computation:
   Options to purchase common stock                        391,222              1,724,150            1,472,861
   Exercise price                                    $0.41 - $2.75          $2.75 - $5.63        $2.75 - $8.50

----------------
(1) The fiscal year 1998 amounts include the weighted average effect of 235,293 shares, which were contingently issuable as of January 30, 1999.

CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

         Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "Disclosures about Fair Value of Financial Instruments" requires disclosure on the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

         - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature;

         - The fair value of the Company's bank line of credit, obligations under capital leases and loans payable are based on current interest rate and repayment terms of the individual notes, and;

         - Long-term severance payable approximates fair value because discounted cash flows using current interest rates for debt with similar characteristics and maturity were used to estimate its carrying value.

ASSET IMPAIRMENT

         The Company reviews long-lived assets and makes a provision for impairment whenever events or changes in circumstances indicate that the projected cash flows of related activities may not provide for cost recovery. An impairment loss is recorded when the net book value of assets exceeds projected undiscounted future cash flows on a store by store basis. The impairment loss is determined based on the difference between the carrying amount and the fair value of the assets, at a particular store location. The estimated fair value is based on anticipated future cash flows discounted at a rate commensurate with the risk involved.

STOCK BASED COMPENSATION

         The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for stock Issued to Employees ("APB 25"), and provides pro forma disclosure of net income and earnings per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123
("SFAS 123") had been applied in measuring compensation expense for options granted in 1998 and 1997. In accordance with APB 25 compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

RECLASSIFICATION

         Certain fiscal 1996 and 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components. In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." This Statement establishes standards for reporting information about a company's operating segments and related disclosures about its products, services, geographic areas of operations and major customers. Both Statements were adopted by us in 1998.

         In March 1998, the AICPA issued Statement of Financial Position 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 provides guidance for capitalization of certain costs incurred in the development of internal-use software and is effective for financial statements for years beginning after December 15, 1998. SOP 98-1 was adopted in fiscal 1998 and had no significant impact on the results of operations, cash flows or financial position.

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

NOTE 4 - STATEMENTS OF CASH FLOWS:

         Supplemental disclosures of cash flow information:

                                                                              FISCAL YEAR ENDED
                                                            ----------------------------------------------------
                                                            JANUARY 30,         JANUARY 31,          FEBRUARY 1,
                                                               1999                 1998                 1997
                                                            -----------         -----------          -----------
Cash paid during the period for:
   Interest......................................           $  4,830,230         $  4,671,039        $  3,459,563
   Income taxes..................................           $     20,000         $  1,012,000        $     71,138

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

NOTE 6 - PROPERTY AND EQUIPMENT:

         Property and equipment includes the following:

                                                                                                        ESTIMATED
                                                             JANUARY 30,            JANUARY 31,        USEFUL LIVES
                                                                1999                   1998             (IN YEARS)
                                                            -------------          -------------       -----------
Furniture, fixtures and equipment                           $  15,959,500          $  15,213,721           5-7
Leasehold improvements                                         21,235,443             14,995,361            10
                                                            -------------          -------------
                                                               37,194,943             30,209,082
Less: Accumulated depreciation and amortization               (14,014,481)           (11,901,842)
                                                            -------------          -------------
                                                            $  23,180,462          $  18,307,240
                                                            =============          =============

NOTE 7 - NOTE AND INTEREST RECEIVABLE FROM SHAREHOLDER AND OFFICERS:

         Notes and interest receivable from shareholder and officers consists of the following:

                                                                                   JANUARY 30,          JANUARY 31,
                                                                                      1999                  1998
                                                                                   ----------           -----------
Notes and interest receivable from officers                                        $      --             $  315,612
Note and interest receivable from shareholder                                         542,143               498,703
                                                                                   ----------            ----------
                                                                                   $  542,143            $  814,315
                                                                                   ==========            ==========

         The note receivable from shareholder resulted from the sale of a condominium to the shareholder at its book value in 1991. The shareholder assumed the balance of the related mortgage and issued an unsecured note payable to the Company for $282,519, bearing interest at 9.5%. The note initially matured in December 1993 and has been subsequently renewed through December 2000. Total interest income recognized during fiscal years 1998, 1997 and 1996 was approximately $43,000, $43,000 and $40,000, respectively. Accrued interest receivable at January 30, 1999 and January 31, 1998 amounted to approximately $85,000 and $42,000, respectively.

         Purchases of products from a company affiliated through common ownership amounted to approximately $24,333,000, $21,437,000, and $30,735,000, in fiscal year 1998, 1997 and 1996, respectively. The amount due to this company at January 30, 1999 and January 31, 1998, was approximately $15,812,000 and $16,958,000, respectively. Amounts due to this affiliate are non-interest bearing.

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

NOTE 8 - BANK LINE OF CREDIT AND NOTES PAYABLE:

         The bank line of credit and notes payable consist of the following:

                                                                                                JANUARY 30,        JANUARY 31,
                                                                                                   1999                1998
                                                                                              -------------        -----------
Bank line of credit, bearing interest at the bank's prime rate plus 2% (11.75%
at January 30, 1999), interest payable monthly, expiring in April
2001, secured by a pledge of substantially all of the Company's assets..............          $ 30,035,019        $  31,657,946

Notes payable bearing interest ranging from approximately 10.0% - 14.7%, payable in monthly installments ranging from $481 to $7,500 including
interest, through July 1999 secured by equipment....................................                14,928               61,374

Notes payable bearing interest ranging from approximately 8.5%-10.8%, payable in monthly installments of $109,315, including interest, through
December 2001, secured by fixtures..................................................             2,841,267            3,394,396

Note payable bearing interest at approximately 10.25%, payable in monthly installments of $50,000, including interest, with final payment of $200,000
in November 1999 (See Note 3).......................................................               727,609            1,119,744

Note payable bearing interest at approximately 10.25%, payable in monthly installments of $75,000, including interest, with final payment of $65,736
in November 2000 (See Note 4)......................................................              1,552,488            2,615,740
                                                                                              ------------        -------------
                                                                                                35,171,311           38,849,200
Less: current portion..............................................................            (32,800,627)         (34,139,766)
                                                                                              ------------        -------------
Long-term portion..................................................................           $  2,370,684        $   4,709,434
                                                                                              ============        =============

         The aggregate maturities of the bank line of credit and notes payable at January 30, 1999 are as follows:


              FISCAL YEAR
              1999........................................................            $32,800,627
              2000........................................................              1,698,120
              2001........................................................                528,540
              2002........................................................                123,966
              2003........................................................                 20,058
                                                                                      -----------
                                                                                      $35,171,311
                                                                                      ===========

         The Company's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth, book value and achieving specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings, purchases of treasury stock and prohibits distribution of dividends. As of January 30, 1999, the Company was in violation of certain of the above covenants. As a result, the bank can demand payment of the amounts outstanding under the line of credit agreement. In addition, as a result of these violations, the Company incurred the default rate of interest, prime plus 4% (11.75% at January 30, 1999) beginning December 1998. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999 (See Note 16).

         Advances made under the line of credit are based on a formula of eligible inventories and receivables. At January 30, 1999, the Company had available under the line of credit approximately $4,248,000. Advances are secured by a first lien on substantially all of the Company's assets and assignment of a life insurance policy on one of the Company's officers.

         The Company's line of credit is guaranteed to the extent of $3,000,000 each by two stockholders of the Company.

NOTE 9 - IMPAIRMENT OF ASSETS:

         Based on a review of the Company's retail store locations with negative cash flows, the Company recognized non-cash impairment charges relating to its retail segment of $0.2 million, $2.5 million and $1.0 million during fiscal years ended 1996, 1997 and 1998, respectively. These charges were determined based on the difference between the carrying amount of the assets, representing primarily fixtures and leasehold improvements, at a particular store location and the fair value of the assets on a store by store basis. The estimated fair value was based on anticipated future cash flow discounted at a rate commensurate with the risk involved. These impairment losses are included in "Provision for impairment of assets and store closings," in the accompanying Consolidated Statement of Operations.

NOTE 10 - INCOME TAXES:

         The (provision) benefit for income taxes is comprised of the following amounts:

                                                               FISCAL YEAR ENDED
                                        --------------------------------------------------------
                                         JANUARY 30,           JANUARY 31,           FEBRUARY 1,
                                            1999                  1998                  1997
                                        -----------           -----------           -----------
Current:
   Federal ...................          $        --           $   814,766           $(1,084,088)
   State .....................             (117,550)             (459,000)             (182,244)
                                        -----------           -----------           -----------
                                           (117,550)              355,766            (1,266,332)
                                        -----------           -----------           -----------
Deferred:
   Federal ...................           (1,219,856)              346,384              (380,399)
   State .....................                   --                    --                    --
                                        -----------           -----------           -----------
                                         (1,219,856)              346,384              (380,399)
                                        -----------           -----------           -----------

Total tax (provision)  benefit          $(1,337,406)          $   702,150           $(1,646,731)
                                        ===========           ===========           ===========

         The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                                                                FISCAL YEAR ENDED
                                                                 ------------------------------------------------
                                                                  JANUARY 30,       JANUARY 31,       FEBRUARY 1,
                                                                      1999               1998            1997
                                                                 -------------     -------------    -------------
Benefit (provision) at federal statutory rates............       $   7,161,669       $ 4,066,060      $(1,531,251)

Valuation allowance against current year benefit..........          (7,161,669)
State taxes...............................................            (117,550)
Recognized net operating loss carryforward................                  --                --          115,810
(Increase) reduction in the valuation allowance...........          (1,219,856)       (3,405,000)              --
Beneficial conversion feature of debentures...............                  --                --         (205,000)
Other.....................................................                  --            41,090          (26,290)
                                                                 -------------       -----------      -----------
(Provision) benefit for income taxes......................       $  (1,337,406)      $   702,150      $(1,646,731)
                                                                 =============       ===========      ===========


         Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities:

                                                                                     JANUARY 30,      JANUARY 31,
                                                                                        1999              1998
                                                                                    ------------      -----------
Assets:
   Net operating losses carryforward.......................................         $  7,473,729      $   244,771
   Inventory...............................................................            1,923,888        1,944,521
   Property and equipment..................................................            1,904,756        1,283,375
   Allowance for doubtful accounts and other...............................              319,011          319,011
   Reserves................................................................              982,601          714,970
   Other...................................................................              136,157          118,208
                                                                                    ------------      -----------
Total deferred tax assets..................................................           12,740,142        4,624,856
                                                                                      ----------      -----------
Valuation allowance........................................................          (12,740,142)      (3,405,000)
                                                                                    ------------      -----------
Net deferred tax assets....................................................         $         --      $ 1,219,856
                                                                                    ============      ===========

         During fiscal 1998, the Company provided a valuation allowance of $12,740,142 for deferred tax assets as management believes that it is more likely than not that the benefit of the deferred tax asset will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes.

NOTE 11 - STOCKHOLDERS' EQUITY:

STOCK SUBSCRIPTION

         In March 1999, the Company entered into Subscription Agreements for the sale of 235,293 shares of the Company's common stock to a group of private investors at the agreed upon price of $8.50 per share. The proceeds of $2 million were received in January 1999. The Subscription Agreements require that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months from the date of the Subscription Agreements to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company is obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the closing bid price of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the Subscription Agreements or 2) the product of $2.00 multiplied by the number of shares issued under the Subscription Agreements. As of January 30, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheets.

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

         The Company uses the measurement prescribed by APB 25. Had compensation costs for the Company's Plans been determined based on the fair market value at the grant dates of options granted consistent with the method of SFAS 123, the Company's net (loss) income and diluted net (loss) income per share would have been reduced (increased) to the pro forma amounts indicated below:

                                                                                     FISCAL YEARS
                                                                   ------------------------------------------------
                                                                      1998              1997              1996
                                                                   ------------     ------------      -------------
                                                                                                      (AS RESTATED,
                                                                                                         NOTE 11)
Net income (loss):                            As reported          $(18,974,498)    $(11,432,570)      $ 2,074,941
                                              Proforma             $(19,735,008)    $(11,939,613)      $ 1,946,867
Diluted net income (loss) per share:          As reported          $      (2.85)    $      (1.63)      $      0.27
                                              Proforma             $      (2.96)    $      (1.68)      $      0.26

         In calculating the pro forma net income (loss) and net income (loss) per share for 1998, 1997 and 1996, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1998, 1997 and 1996:

                                                                       1998              1997             1996
                                                                   -------------     -------------     ------------
Expected life (years).......................................        3 - 7 years       3 - 7 years      4 - 7 years
Interest rate...............................................          6.02%             6.52%             6.39%
Volatility..................................................           102%               39%               41%
Dividend yield..............................................             0%                0%                0%

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

         A summary of the Company's option activity, and related information for each of the three fiscal years ended January 30, 1999 follows:

                                                              1998                            1997                        1996
                                                          ------------                    ------------                ------------
                                                            WEIGHTED-                       WEIGHTED-                   WEIGHTED-
                                                            AVERAGE                         AVERAGE                     AVERAGE
                                                           EXERCISABLE                    EXERCISABLE                  EXERCISABLE
                                        SHARES               PRICE         SHARES            PRICE         SHARES        PRICE
                                      ----------          ------------   ----------       ------------   ----------   ------------
Outstanding at beginning of year       1,724,150          $       3.18    1,494,600       $       3.19    1,348,800   $       3.16
Granted ........................       1,926,750 (1)              0.46      332,750               3.28      149,000           3.50
Exercised ......................        (684,200)                 0.45      (37,500)              3.13       (2,000)          4.13
Cancelled ......................      (1,208,100)(1)              2.99      (65,700)              3.84       (1,200)          2.96
                                      ----------          ------------   ----------       ------------   ----------   ------------
Outstanding at end of year .....       1,758,600          $       0.46    1,724,150       $       3.18    1,494,600   $       3.19
                                      ----------          ------------   ----------       ------------   ----------   ------------
Options exercisable at end of
   year ........................       1,600,275          $       0.46    1,541,400       $       3.14    1,475,500   $       3.17
Weighted-average fair value of
   options granted during the
   year ........................       1,926,750          $       0.46      332,750       $       1.48      149,000   $       1.49



(1) Includes 1,130,600 options cancelled and then subsequently re-granted as part of the repricing.



         The following table summarizes information about stock options outstanding at January 30, 1999:

                                                         WEIGHTED-       WEIGHTED-                       WEIGHTED-
RANGE OF                                                  AVERAGE         AVERAGE                         AVERAGE
EXERCISE                                   NUMBER         EXERCISE      CONTRACTUAL        NUMBER        EXERCISE
PRICES                                  OUTSTANDING        PRICE            LIFE        OUTSTANDING       PRICES
                                        -----------      ---------      -----------     -----------      ---------
$0.41 - $0.50....................         1,750,600      $   0.46             7           1,592,275       $  0.46
$2.75............................             8,000          2.75             7               8,000          2.75
                                        -----------      ---------      -------         -----------       --------
                                          1,758,600      $   0.46             7           1,600,275       $  0.46
                                        ===========      ========       =======         ===========       =======

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

         In the fourth quarter of 1998, the Company entered into severance agreements with two executive officers. The Company, using the borrowing interest rate on its line of credit, (prime plus 2%) discounted the future commitment payments resulting in a non-recurring charge of approximately $1,900,000. Under the terms of the agreements, both officers will receive severance payments over a three-year term beginning December 1998. The resulting expense is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operation. In addition, as part of the severance agreement with one of the executive officers, the officer received 429,000 shares of common stock at no cost and, accordingly, the Company recorded additional compensation expense of approximately $176,000.

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

         Rent expense for fiscal year 1998, 1997, and 1996 approximated $15,972,000, $14,398,000, and $11,223,000, respectively. Future minimum lease commitments under these operating leases at January 30, 1999 are as follows:


FISCAL YEAR
-----------
1999....................................................................................              $15,750,000
2000....................................................................................               14,196,000
2001....................................................................................               11,575,000
2002....................................................................................                8,556,000
2003....................................................................................                5,855,000
Thereafter..............................................................................               12,908,000
                                                                                                      -----------
Total future minimum lease payments.....................................................              $68,840,000
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

         During 1997 and 1996, the Company made sales to L. Luria & Son, Inc, ("Luria's") in the amounts of $1,999,823 and $2,473,623, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider as defined by the United States Bankruptcy Code, in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court as defined by the United States Bankruptcy Code, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made (See Note 16).

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

NOTE 14 - SEGMENT INFORMATION:

         The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table:


                                                                     FISCAL YEAR ENDED
                                                  ----------------------------------------------------
                                                     JANUARY 30         JANUARY 31          FEBRUARY 1
                                                       1999               1998                1997
                                                  ------------        ------------        ------------
Net sales to external customers:
   Wholesale .............................        $ 40,465,689        $ 34,031,744        $ 30,316,598
   Retail ................................         134,789,944         129,561,815         108,603,129
                                                  ------------        ------------        ------------
     Total net sales to external customers        $175,255,633        $163,593,559        $138,919,727
                                                  ============        ============        ============
Intersegment sales:
   Wholesale .............................        $ 18,477,729        $ 80,022,607        $ 77,956,573
   Retail ................................                  --                  --                  --
                                                  ------------        ------------        ------------
     Total intersegment sales ............        $ 18,477,729        $ 80,022,607        $ 77,956,573
                                                  ============        ============        ============
Cost of goods sold:
   Wholesale .............................        $ 32,920,317        $ 26,090,395        $ 22,702,968
   Retail ................................          77,718,115          71,529,423          56,256,785
                                                  ------------        ------------        ------------
     Total cost of goods sold ............        $110,638,432        $ 97,619,818        $ 78,959,753
                                                  ============        ============        ============
Gross profit:
   Wholesale .............................        $  7,545,372        $  7,941,349        $  7,613,630
   Retail ................................          57,071,829          58,032,392          52,346,344
                                                  ------------        ------------        ------------
     Total gross profit ..................        $ 64,617,201        $ 65,973,741        $ 59,959,974
                                                  ============        ============        ============
Inventories:
   Wholesale .............................        $  8,227,522        $ 20,368,792        $ 32,051,346
   Retail ................................          45,652,610          52,769,050          53,059,077
                                                  ------------        ------------        ------------
     Total inventories ...................        $ 53,880,132        $ 73,137,842        $ 85,110,423
                                                  ============        ============        ============
Depreciation and amortization:
   Retail ................................        $  4,480,681        $  4,697,816        $  3,771,508
                                                  ------------        ------------        ------------
                                                  $  4,480,681        $  4,697,816        $  3,771,508
                                                  ============        ============        ============
Capital expenditures:
   Retail ................................        $  8,849,837        $  6,831,944        $  6,798,159
                                                  ------------        ------------        ------------
                                                  $  8,849,837        $  6,831,944        $  6,798,159
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

                                                             FISCAL YEAR 1998                    FISCAL YEAR 1997
                                               --------------------------------------------    --------------------
                                                  1ST        2ND         3RD         4TH         1ST         2ND
                                                  QTR        QTR         QTR         QTR         QTR         QTR
                                               --------    --------    --------    --------    --------    --------
Wholesale division ..........................  $ 13,468    $ 10,235    $  6,993    $  9,770    $  6,541    $  8,333
Retail division .............................    25,000      29,450      30,091      50,249      23,447      28,952
Total net sales .............................    38,468      39,685      37,084      60,019      29,988      37,285
Gross profit ................................    14,806      16,511      15,020      18,280      12,906      15,628
Loss before cumulative effect of change in
   accounting principle .....................    (2,772)     (1,273)     (3,859)    (11,070)     (1,998)       (457)
Cumulative effect of change in accounting
   principle ................................        --          --          --          --        (632)         --
Net loss ....................................  $ (2,772)   $ (1,273)   $ (3,859)   $(11,070)   $ (2,630)   $   (457)
Basic loss per common share:
   Loss before cumulative effect of change
      in accounting principle ...............  $  (0.42)   $  (0.20)   $  (0.59)   $  (1.64)   $  (0.28)   $  (0.06)
   Cumulative effect of change in accounting
      principle .............................        --          --          --          --       (0.09)         --
Net loss ....................................  $  (0.42)   $  (0.20)   $  (0.59)   $  (1.64)   $  (0.37)   $  (0.06)
Diluted loss per common share:
   Loss before cumulative effect of change
      in accounting principle ...............  $  (0.42)   $  (0.20)   $  (0.59)   $  (1.64)   $  (0.28)   $  (0.06)
   Cumulative effect of change in accounting
      principle .............................        --          --          --          --    $  (0.09)         --
Net loss ....................................  $  (0.42)   $  (0.20)   $  (0.59)   $  (1.64)   $  (0.37)   $  (0.06)
% of total net sales for fiscal year ........      21.9%       22.6%       21.2%       34.3%       18.3%       22.8%
# of retail stores at end of each period ....       284         287         294         289         270         271
Net loss as previously reported .............  $ (2,772)   $ (1,273)   $ (3,859)   $(11,070)   $ (2,039)   $   (498)
Cumulative effect of change in accounting ...        --          --          --          --        (564)         68
   principle
Provision for doubtful accounts .............        --          --          --          --          --          --
Income tax (provision) benefit ..............        --          --          --          --         (27)        (27)
Net loss as adjusted ........................  $ (2,772)   $ (1,273)   $ (3,859)   $(11,070)   $ (2,630)   $   (457)

                                                 FISCAL YEAR 1997
                                               --------------------
                                                  3RD        4TH
                                                  QTR        QTR
                                               --------    --------
Wholesale division ..........................  $  8,590    $ 10,568
Retail division .............................    30,185      46,978
Total net sales .............................    38,775      57,546
Gross profit ................................    15,913      21,527
Loss before cumulative effect of change in
   accounting principle .....................    (1,226)     (7,122)
Cumulative effect of change in accounting
   principle ................................        --          --
Net loss ....................................  $ (1,226)   $ (7,122)
Basic loss per common share:
   Loss before cumulative effect of change
      in accounting principle ...............  $  (0.17)   $  (1.05)
   Cumulative effect of change in accounting
      principle .............................        --          --
Net loss ....................................  $  (0.17)   $  (1.05)
Diluted loss per common share:
   Loss before cumulative effect of change
      in accounting principle ...............  $  (0.17)   $  (1.05)
   Cumulative effect of change in accounting
      principle .............................        --          --
Net loss ....................................  $  (0.17)   $  (1.05)
% of total net sales for fiscal year ........      23.7%       35.2%
# of retail stores at end of each period ....       283         285
Net loss as previously reported .............  $   (878)   $ (7,555)
Cumulative effect of change in accounting ...       121          21
   principle
Provision for doubtful accounts .............      (700)        700
Income tax (provision) benefit ..............       231        (288)
Net loss as adjusted ........................  $ (1,226)   $ (7,122)

         As disclosed in Note 2, the Company changed its method of accounting for preopening expenses in 1997 and has reported the initial applications as a cumulative effect of a change in accounting principle. Accordingly, the Company's net loss and net loss per common share for all quarters in 1997 in the above table has been restated to reflect this change.

         The Company originally recorded a $700,000 provision for doubtful accounts in relation to Luria's (See Note 13) in the fourth quarter of 1997. It was subsequently determined that the provision should have been recorded in the third quarter of 1997, the time of Luria's filing its liquidating plan of reorganization.

         During the fourth quarter of fiscal year 1998 and 1997, the Company recorded a reserve for inventory losses of approximately $3.8 million and $1.8 million, respectively (See Note 5).

         NOTE 16 - EVENTS SUBSEQUENT TO THE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS (UNAUDITED):

         In April 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series A Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $385,000 which will be taken by the Company as a non-cash interest charge to income in the first quarter of fiscal year 1999. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The conversion price is the lower of (A) $4.35 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note. If the conversion price decreases, the Company is obligated to issue additional shares of common stock.

         On July 14, 1999, the Company obtained a waiver of default from the bank though September 30, 1999 as of and for the year ended January 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a wholly-owned subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company.

         In July 1999, the Company agreed with the committee of unsecured creditors to settle all claims held by Luria's against us for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement is subject to the approval of the Bankruptcy Court. The full amount of the settlement was accrued for in the Company's financial statements as of January 31, 1998, January 30, 1999 and May 1, 1999.

         In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series B Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $981,000 which will be taken by the Company as a non-cash interest charge to income in the second quarter of fiscal year 1999. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Conversion Price is the lower of (A) $3.40625 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

         In July 1999, the Company obtained a $2.5 million unsecured loan from a wholesale customer bearing an interest rate of 24%. The loan is payable in full December 1999.

         On August 31, 1999, the Company entered into a stock purchase agreement with an affiliated Company through common ownership. The Agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to this affiliated company in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights. The Company recorded an extraordinary loss of approximately $314,000 which will be taken to income in the third quarter of fiscal year 1999.

         On September 28, 1999, perfumania.com, inc., a wholly-owned subsidiary of the Company, made an initial public offering of its common stock representing approximately 47% of the common stock outstanding following the offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company. The offering raised approximately $24.5 million. The net proceeds of the offering will be used for working capital and other general corporate purposes and also repayment of any outstanding indebtedness to the Company as well as reduction of the outstanding balance in the Company's line of credit.

                                PERFUMANIA, INC.
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES


                                                                              ADDITIONS
                                              ----------------------------------------------------------------------------
                                               BALANCE AT      CHARGED TO      CHARGED TO                        BALANCE
                                               BEGINNING       COSTS AND         OTHER                           AT END
                                               OF PERIOD        EXPENSE         ACCOUNTS      DEDUCTIONS        OF PERIOD
                                              ------------    -----------      ----------     -----------      -----------
FOR THE YEAR ENDED
FEBRUARY 1, 1997:
Accounts receivable                           $   472,804     $   500,000      $       --     $  (724,418)(1)  $   248,386
Inventory                                         750,000         190,000              --              --          940,000

FOR THE YEAR ENDED
JANUARY 31, 1998:

Accounts receivable                               248,386       1,730,000              --      (1,273,432)(1)      704,954
Inventory                                         940,000       1,810,000              --              --        2,750,000
Self insurance                                         --         297,710         187,449(2)     (146,937)(3)      338,222
Deferred tax asset valuation allowance                 --       3,405,000              --              --        3,405,000

FOR THE YEAR ENDED
JANUARY 30, 1999:

Accounts receivable                               704,954              --              --              --          704,954
Inventory                                       2,750,000       3,764,665              --      (2,351,414)(4)    4,163,251

Self insurance                                    338,222       1,295,410         541,484(2)   (1,654,491)(3)      520,625

Deferred tax asset valuation allowance          3,405,000       9,335,142              --              --       12,740,142

-------------------------

(1)  Represents amounts written off against accounts receivable.

(2)  Represents employee contributions.

(3)  Represents benefit/premium payments.

(4)  Represents amounts written off against inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

               NAME                           AGE                        POSITION
------------------------------------          ---      -------------------------------------------------
Ilia Lekach.........................          50       Chairman of the Board and Chief Executive Officer
Jerome Falic........................          35       President and Vice Chairman of the Board
Marc Finer..........................          37       President of the Retail Division and Director
Donovan Chin........................          32       Chief Financial Officer, Secretary and Director
Claire Fair.........................          39       Vice President of Human Resources
Robert Pliskin(1)(2)(3).............          75       Director
Carole Ann Taylor(1)(2)(3)..........          53       Director
Horatio Groisman, M.D.(2)(3)........          46       Director

-----------------
(1)      Member of Audit Committee.

(2)      Member of Compensation Committee.

(3)      Member of Stock Option Committee.


         ILIA LEKACH is a co-founder of Perfumania and was Perfumania's Chief Executive Officer and Chairman of the Board since its incorporation in 1988 until his resignation in April 1994. Mr. Lekach was re-appointed the Perfumania's Chief Executive Officer and Chairman of the Board on October 28, 1998. He is also Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc., a publicly traded manufacturer of fragrance and related products. In August 1996, Mr. Lekach became an officer and director with L. Luria & Son, Inc., a publicly traded specialty discount retailer. On August 13, 1997, L. Luria & Son, Inc., filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated. See "Certain Relationships and Related Transactions."

         JEROME FALIC was appointed President on October 28, 1998. Mr. Falic has been a Vice President of Perfumania since Perfumania's inception and a director of Perfumania since August 1994. Mr. Falic was appointed Perfumania's Vice Chairman of the Board in September 1994.

         MARC FINER has been the President of Perfumania's Retail Division since March 1994 and a director since August 1994. Mr. Finer was the President of Parfums Expresso, Inc. and Parfums D'Arte, wholesale distributors of fragrances in Puerto Rico, from their inception in August 1986 until March 1994.

         DONOVAN CHIN was appointed Chief Financial Officer and Secretary of Perfumania in February of 1999. Prior to this appointment, Mr. Chin served as Corporate Controller of Perfumania from May 1995 to February 1999 and Assistant Corporate Controller from May 1993 to May 1995. Previously, Mr. Chin was employed by Price Waterhouse LLP in its Miami audit practice.

         CLAIRE FAIR was appointed Vice President of Human Resources in August 1996. From November 1993 to August 1996, she served as Perfumania's Director of Human Resources. Previously, she was the Director of Employee Relations with Sterling, Inc.

         ROBERT PLISKIN was appointed a director of Perfumania in October 1991. Mr. Pliskin served as President of Longines Wittnauer Watch Company from 1971 to 1980 when he became President of the Seiko Time Corporation, a position he held until 1987. In 1987 he became the President of Hattori Corporation of America, a distributor of watches and clocks, until his retirement in 1993. Mr. Pliskin is a member of our Audit, Compensation and Stock Option Committees.

         CAROLE ANN TAYLOR was appointed a director of Perfumania in June 1993. From 1987 to 1998, Ms. Taylor was the owner and president of the Bayside Company Store, a retail souvenir and logo store at Bayside Marketplace in Miami, Florida. During this time she has also been a partner of the Jardin Bresilien Restaurant also located at the Bayside Marketplace. Currently, Ms. Taylor is the owner of Miami To Go, Inc., a retail and wholesale logo and souvenir merchandising and silkscreening company. She is also a partner at Miami Airport Duty Free Joint Venture with Greyhound Leisure Services which owns and operates the 19 duty free stores at Miami International Airport. She serves as director of the Miami-Dade Chamber of Commerce, the Greater Miami Convention & Visitors Bureau and the Miami Film Festival. Ms. Taylor is a member of our Audit, Compensation and Stock Option Committees.

         DR. HORATIO GROISMAN was appointed a Director of Perfumania in March 1999. Dr. Groisman has been a practicing physician since 1981, specializing in head and neck surgery, and currently has offices in Miami, Aventura and Hollywood, Florida. Dr. Groisman is a member of our Compensation and Stock Option Committees.

         Perfumania's officers are elected annually by the Board of Directors and serve at the discretion of the Board. Perfumania's directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

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

ITEM 11.     EXECUTIVE COMPENSATION

         The following table sets forth compensation awarded to, earned by or paid to (a) our Chief Executive Officer, (b) each of the three other highly compensated executive officers of Perfumania who were serving as executive officers at the end of the last completed fiscal year, other than the Chief Executive Officer, whose compensation exceeded $100,000 at the end of the last fiscal year (collectively, the "Named Executive Officers"), for services rendered to Perfumania during fiscal year 1998, 1997 and 1996, and (c) those individuals for whom disclosures would have been provided but for the fact that the individual was not serving as an executive officer of Perfumania at the end of the last fiscal year.

                                            SUMMARY COMPENSATION TABLE


                                         ANNUAL COMPENSATION                               LONG-TERM COMPENSATION
                                      -------------------------                       -------------------------------
                                                                                       NO. OF
                                                                    OTHER ANNUAL      SECURITIES
       NAME AND             FISCAL                                  COMPENSATION      UNDERLYING     OTHER ANNUAL
  PRINCIPAL POSITION         YEAR     SALARY ($)      BONUS ($)       ($) (1)          OPTIONS       COMPENSATION ($)
---------------------       ------    ----------      ---------     ------------      ----------     ----------------
Ilia Lekach (2)              1998              0              0        500,000(3)       775,000(8)             0
   Chairman of the Board
   and Chief Executive
   Officer

Jerome Falic (4)             1998        259,034              0              0          334,500(8)             0
   President and Vice        1997        246,700              0              0                0                0
   Chairman of the Board     1996        236,250         61,000              0                0                0

Marc Finer                   1998        200,401              0              0           60,000(8)             0
   President, Retail         1997        183,912              0              0           50,000                0
   Division                  1996        169,962         22,500              0                0                0

Claire Fair                  1998        116,855              0              0           26,500(8)             0
   Vice President of         1997        114,980              0              0           15,000                0
   Human Resources           1996         85,809              0              0            3,000                0

Simon Falic (5)              1998        316,598              0              0          154,500(8)     1,303,588(6)
                             1997        304,813              0              0                0                0
                             1996        287,163         75,000              0                0                0

Ron A. Friedman (7)          1998        228,981              0              0          429,000(8)       826,232(6)
                             1997        246,700              0              0                0                0

                             1996        236,250         61,000              0                0                0

-------------

(1) The column for "Other Annual Compensation" does not include any amounts for executive perquisites and any other personal benefits, such as the cost of automobiles, life insurance and disability insurance because the aggregate dollar amount per executive is less than 10% of his annual salary and bonus.

(2) Ilia Lekach was re-appointed Chief Executive Officer and Chairman of the Board on October 28, 1998.

(3) Amount reported represents consulting fees paid to Ilia Lekach during fiscal 1998 prior to his employment by Perfumania. Signing bonus for services rendered in fiscal 1998.

(4) Jerome Falic was appointed as President following the resignation of Simon Falic on January 29, 1999.

(5) Simon Falic resigned on January 29, 1999, at which time he served as President, Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary.

(6) Represents severance payments in accordance with individual separation agreements with each receiving the amount indicated over a 36-month term.

(7) Mr. Friedman resigned on October 28, 1998 as Chief Financial Officer, Chief Operating Officer, Treasurer and Secretary.

(8) Includes options repriced effective October 28, 1998 in the following amounts: Ilia Lekach (375,000); Jerome Falic (100,000); Mark Finer (60,000); Claire Fair (21,500), Simon Falic (100,000); and Ron Friedman (429,000).

                      OPTION GRANTS DURING FISCAL YEAR 1998

         The following table sets forth certain information concerning grants of stock options made during fiscal year 1998 to the Named Executive Officers and the two individuals for whom disclosures would have been provided but for the fact that the individuals were not serving as an executive officer of Perfumania at the end of the last fiscal year.

                                              INDIVIDUAL OPTION GRANTS IN FISCAL YEAR 1998
                     ----------------------------------------------------------------------------------------------------
                                      % OF TOTAL
                                        OPTIONS                                          POTENTIAL REALIZABLE VALUE AT
                       NUMBER         GRANTED TO                                         ASSUMED ANNUAL RATES OF STOCK
                     OF OPTIONS      EMPLOYEES IN     EXERCISE PRICE   EXPIRATION      PRICE APPRECIATION FOR OPTION TERM
      NAME           GRANTED (1)    FISCAL 1998 (4)     PER SHARE         DATE             5% (1)           10% (1)
------------------  ------------    ---------------   --------------   ----------     -----------------------------------
Ilia Lekach              400,000          21%               $0.41           2008         $  117,938      $  260,760
                         375,000(2)       20%               $0.50           2008         $  103,156      $  298,125

Jerome Falic              34,500(3)        4%               $0.50           2008         $   10,850      $   27,428
                         200,000          25%               $0.41           2008         $   51,578      $  130,380
                         100,000(2)        5%               $0.50           2008         $   31,450      $   79,500

Marc Finer                60,000(2)        3%               $0.50           2008         $   18,870      $   47,700

Claire Fair                5,000(3)        *                $0.50           2008         $    1,573      $    3,975
                          21,500(2)        1%               $0.50           2008         $    6,762      $   17,093

Simon Falic               54,500(3)        3%               $0.50           2008         $   71,140      $   43,328
                         100,000(2)       13%               $0.50           2008         $   31,450      $   79,500

Ron Friedman              54,000           3%               $0.50           2008         $   16,983      $   42,930
                         375,000          19%               $0.50           2008         $  117,938      $  298,125

---------------

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

                 AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                        AND FISCAL YEAR-END OPTION VALUES

         The following table sets forth certain information concerning option exercises in fiscal year 1998 and the number of unexercised stock options held by the Named Executive Officers and the two individuals for whom disclosure would have been provided but for the fact that the individuals were not serving as executive officers of Perfumania at the end of the last fiscal year.

                                                                            NUMBER OF               VALUE OF UNEXERCISED
                                    NUMBER OF                         UNEXERCISED OPTIONS AT        IN-THE-MONEY OPTIONS
                                 SHARES ACQUIRED        VALUE          FISCAL YEAR-END (#)         AT FISCAL YEAR-END ($)
NAME                               ON EXERCISE         REALIZED      EXERCISABLE/UNEXERCISABLE    EXERCISABLE/UNEXERCISABLE
----------------------------     ---------------       ---------     -------------------------    -------------------------
Ilia Lekach.................               --                 --             775,000/0                $  8,061,938/0

Jerome Falic................               --                 --             334,500/0                $  2,439,386/0

Marc Finer..................           33,000          $ 120,375              27,000/0                $    280,868/0

Claire Fair.................            9,500          $  97,532           9,500/7,500                $98,824/78,019

Simon Falic.................               --                 --             154,500/0                $  1,607,186/0

Ron A. Friedman.............          429,000          $ 175,890                  --                            --

LONG-TERM INCENTIVE AND PENSION PLANS

         The Company does not have any long-term incentive or pension plans.

DIRECTOR COMPENSATION

         Perfumania pays each nonemployee director a $6,500 annual retainer and reimburses directors for expenses relating to their activities as directors of Perfumania. In addition, nonemployee directors are eligible to receive stock options under the Directors Stock Option Plan.

         When a person is elected as a director of Perfumania, pursuant to the terms of the Director Stock Option Plan, the director is automatically granted an option to purchase 2,000 shares of common stock and upon the directors re-election he is granted an option to purchase 4,000 shares of common stock, with the exercise price in both instances equal to the fair market value of the common stock on the date of grant.

EMPLOYMENT AGREEMENTS

         Effective February 1, 1999, Perfumania entered into 3-year employment agreements with Ilia Lekach and Jerome Falic. The employment agreements provide for annual salaries of $400,000 and $318,347, respectively, subject to cost-of-living increases, or 5% if higher. The employment agreements provide that Mr. Lekach and Mr. Falic will continue to receive their annual salary until the expiration of the term of their employment agreements if their employment is terminated by Perfumania for any reason other than death, disability or cause (as defined in the employment agreements). The agreements contain a performance bonus plan which provides for additional compensation and grant of stock options, if Perfumania meets certain net income levels. The employment agreements also prohibit the employees from directly or indirectly competing with Perfumania during the term of their employment and for one year after termination of employment except in the case of termination of employment by Perfumania without cause.

         Effective August 1996, Perfumania entered into a 3-year employment agreement with Marc Finer and Claire Fair. The employment agreements provide for an annual salary of $175,000 and $100,000, respectively, subject to cost-of-living increases, or 5% if higher. The agreements provide that Mr. Finer and Ms. Fair will continue to receive their salary until the expiration of the term of the employment agreement if his employment is terminated by Perfumania for any reason other than death, disability or cause (as defined in the employment agreements). There is a performance bonus plan in the agreement, which provides for additional compensation and a grant of stock options, if Perfumania meets certain net income levels. The employment agreements also prohibit them from directly or indirectly competing with Perfumania during the term of their employment and for one year after termination of employment except in the case of termination of employment by Perfumania without cause.

SEPARATION AGREEMENTS

         Upon his resignation, Mr. Simon Falic entered into a separation agreement with Perfumania, pursuant to which we will make $1,303,588 in severance payments to him, subject to applicable withholding taxes, which is payable as follows: $300,000 in January 1999 and the balance payable in monthly installments of $26,529 during fiscal 1999, $27,855 during fiscal 2000 and $29,248 during fiscal 2001. Mr. Falic continues to receive health, dental and life insurance coverage, on the same basis as prior to his resignation for an additional 36 months.

         Upon his resignation, Mr. Friedman entered into a separation agreement with Perfumania pursuant to which we will make severance payments of $826,232, subject to applicable withholding taxes, payable as follows: $119,046 in January 1999 and the balance in monthly installments of $20,136 from February through October 1999 and $18,948 from November 1999 through November 2001. Mr. Friedman will continue to receive health, dental and life insurance coverage, on the same basis as prior to his resignation for an additional 36 months. Additionally, we shall convert the previously granted options into shares of common stock.

HISTORICAL INFORMATION REGARDING REPRICING OF OPTIONS

         The following table sets forth information concerning the repricing of options held by Named Executive Officers of the Company. The table reflects all repricings of options in fiscal 1998.

                                                                                                           LENGTH OF
                                                                                                        ORIGINAL OPTION
                                                          MARKET PRICE                                  TERM REMAINING
                                           NUMBER OF       OF STOCK AT      EXERCISE                      AT DATE OF
                                            OPTIONS          TIME OF     PRICE AT TIME       NEW         REPRICING OR
                                          REPRICED OR     REPRICING OR    OF REPRICING     EXERCISE        AMENDMENT
           NAME                DATE         AMENDED         AMENDMENT     OR AMENDMENT      PRICE         (IN YEARS)
-----------------------      --------     ------------    ------------   -------------     --------     ---------------
Jerome Falic...........      10/27/98          100,000        $0.50          $ 2.75          $0.50            6.0
                             10/27/98           34,500        $0.50          $2.875          $0.50           9.33
                                               -------
                                               134,500

Mark Finer.............      10/27/98           50,000        $0.50          $3.375          $0.50            8.6
                             10/27/98           10,000        $0.50          $ 3.00          $0.50           6.33
                                               -------
                                                60,000

Claire Fair............      10/27/98           26,500        $0.50          $ 2.75          $0.50            6.0

Simon Falic............      10/27/98          100,000        $0.50          $ 2.75          $0.50            6.0
                             10/27/98           54,500        $0.50          $2.875          $0.50           9.33
                                               -------
                                               154,500

Ron Friedman...........      10/27/98          175,000        $0.50          $ 2.75          $0.50            6.0
                             10/27/98          100,000        $0.50          $ 3.25          $0.50           7.25
                             10/27/98          100,000        $0.50          $ 3.50          $0.50           5.58
                             10/27/98           54,000        $0.50          $2.875          $0.50           9.33
                                               -------
                                               429,000

Ilia Lekach............      10/27/98          375,000        $0.50          $3.125          $0.50            5.4

COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS REPORT ON FISCAL 1998 OPTION REPRICINGS

         On October 28, 1998, the Compensation Committee approved a repricing of all outstanding stock options under the Company's Stock Option Plan and the Directors Stock Option Plan. All outstanding stock options were cancelled and each option holder was granted the same number of stock options at the fair market value of the Company's common stock on October 27, 1998, which was $0.50. No other terms of the stock options were amended. A total of 1,130,600 stock options were repriced as of this date, of which 842,500 were held by officers and directors of the Company.

         We approved the repricing because we believe that equity interests are a significant factor in the Company's ability to attract and retain key employees, and are critical to the Company's long-term goals. The stock options that were repriced had option prices ranging from $2.75 to $6.84. During fiscal year 1998, the market value of the Company's common stock had declined significantly, reaching a price as low as $0.41 in October 1998. This continued decline in the market price of the common stock was contrary to the incentive objectives of the stock option plans and in order not to negatively impact the Company's ability to retain key employees, the Compensation Committee approved this repricing of all outstanding stock options under both option plans.


                                            Robert Pliskin
                                            Carole Ann Taylor

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of September 17, 1999, information with respect to the beneficial ownership of Perfumania's common stock by (i) each person known by Perfumania to beneficially own more than 5% of the outstanding shares of common stock, (ii) each director of Perfumania, (iii) each Named Executive Officer, and (iv) all directors and executive officers of Perfumania as a group.

                                                                               COMMON STOCK BENEFICIALLY OWNED
                                                                            -------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER (1)                                         SHARES                PERCENT(8)
-------------------------------------------------------------------         -------------------        ----------
Ilia Lekach........................................................         1,459,995 (2)(3)(4)           14.7%
Simon Falic(5).....................................................           683,050 (2)(4)               7.2%
Rachmil Lekach.....................................................           675,125 (2)(4)               7.3%
Jerome Falic.......................................................           923,230 (3)(4)               9.7%
Marc Finer.........................................................            27,000 (4)                    *
Claire Fair........................................................            18,000 (4)                    *
Robert Pliskin.....................................................             4,000 (4)                    *
Carole A. Taylor...................................................             3,800 (4)                    *
Donovan Chin.......................................................             9,500 (4)                    *
Horatio Groisman, M.D..............................................             2,000 (4)                    *
Parlux Fragrances, Inc.(6).........................................         1,512,406                     16.5
All directors and executive officers as a group (8 persons)........         2,447,525 (7)                 23.7%

-------------

*    Less than 1%.

(1) The address of each of the beneficial owners identified is 11701 NW 101st Road, Miami, Florida 33178 except as otherwise noted.

(2) Ilia Lekach, Simon Falic and Rachmil Lekach jointly own with their spouses the shares set forth opposite their respective names.

(3) Includes 12,300 shares of common stock owned by Pacific Investment Group, a corporation wholly owned by Mr. Lekach.

(4) Includes shares of common stock issuable upon the exercise of stock options within 60 days of September 17, 1999 in the following amounts: Ilia Lekach (775,000); Rachmil Lekach (150,000); Simon Falic (334,500); Jerome Falic (334,500); Robert Pliskin (4,000); Marc Finer (27,000); Donovan Chin (9,500); Horatio Groisman, M.D. (2,000); Claire Fair (17,000); and Carole
     A. Taylor (3,800).

(5)  The address of Mr. Simon Falic is 150 Harbor Way, Bal Harbour, Florida
     33154.

(6)  The address of Parlux is 3725 S.W. 30th Avenue, Ft. Lauderdale, Florida
     33312.

(7) Includes 1,172,800 shares of common stock issuable upon the exercise of stock options within 60 days of September 17, 1999.

(8)  Based on 9,156,434 shares outstanding on September 17, 1999.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Relationship with Parlux. Parlux Fragrances, Inc. is a public company engaged in the manufacture of fragrances. Ilia Lekach, our Chairman of the Board and Chief Executive Officer, and one of our principal shareholders, is the Chairman of the Board of Parlux. During fiscal year 1998, 1997 and 1996 we purchased approximately $24.3, $21.4 and $30.7 million, respectively, of merchandise from Parlux, representing approximately 27%, 26% and 29%, respectively, of our total purchases. We believe that our purchases of merchandise from Parlux, were, except for credit terms, on terms no less favorable to us than could reasonably be obtained in arm's length transactions with independent third parties. On August 31, 1999, the Company entered into a stock purchase agreement with Parlux. The agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to Parlux in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants Parlux demand registration rights.

         Relationship with L. Luria & Son, Inc. L. Luria & Son, Inc. is a public company that was a specialty discount retailer selling a broad line of products. Ilia Lekach, our Chairman of the Board and Chief Executive Officer, and one of our principal shareholders, was the Chairman of the Board of Luria's. During fiscal year 1998, 1997 and 1996, we sold approximately $0, $2.0 and $2.5 million, respectively, of merchandise to Luria's, representing approximately 0%, 1% and 2%, respectively, of our total sales. We believe that our sales of merchandise to Luria's, were, except for credit terms, on terms no less favorable to us than could reasonably be obtained in arm's length transactions with independent third parties. During August 1997, Luria's filed for relief under Chapter 11 of the United States Bankruptcy Code. We are an unsecured creditor of Luria's and in fiscal year 1997 we wrote off receivables from Luria's in the amount of $1.2 million. We have been characterized as an insider as defined by the United States Bankruptcy Code, in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. In August 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida, to recover substantial funds from us. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to us and seeks recovery of said preference payments, as well as the disallowment of any and all claims of us against Luria's until full payment of the preference payments have been made. In July 1999, we agreed with the committee of unsecured creditors to settle all claims held by Luria's against us for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement is subject to the approval of the Bankruptcy Court. The full amount of the settlement was accrued for in our financial statements for the year ending January 30, 1999 and January 31, 1998.

         Related Party Indebtedness. From time to time we have borrowed money for working capital purposes from our principal shareholders and executive officers and members of their immediate families. The highest aggregate amounts of our indebtedness to such persons during fiscal year 1998, 1997 and 1996, respectively, amount outstanding at the end of fiscal year 1998, 1997 and 1996, respectively, the maturity date of such indebtedness and the interest rate payable by us at the end of fiscal year 1998, 1997 and 1996, respectively, were as set forth in the following table:

                                             HIGHEST AMOUNT      AMOUNT
                                              OUTSTANDING     OUTSTANDING AT
                             FISCAL          DURING FISCAL      FISCAL YEAR      MATURITY             ANNUAL
                              YEAR               YEAR              END             DATE            INTEREST RATE
                             ------          --------------   --------------  -----------------    -------------
Israel Friedman(1)            1998             $356,352                $0       November 1998       Prime plus 2%
                              1997              786,483           304,483     Payable on Demand     Prime plus 2%
                              1996              770,000           770,000     Payable on Demand               15%

-----------------

(1) Father of Ron A. Friedman, our previous Chief Financial Officer, Chief Operating Officer and Secretary.

         As of the end of fiscal year 1998, 1997 and 1996, Ilia Lekach was indebted to us pursuant to an unsecured note, in the amount of $457,243, $457,243 and $417,763, respectively, issued in connection with his purchase of a condominium from us in October 1991. The note accrues interest at the rate of 9.5% and matures on December 31, 2000.

         Prior to becoming employed as our Chief Executive Officer effective February 1, 1999, Ilia Lekach provided consulting services to us. The total consulting fees paid to him during fiscal year 1998 was $500,000.
No consulting fees were paid to Mr. Lekach in fiscal 1997 or fiscal 1996.

                                    PART IV.


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

                  (2)      Financial Statement Schedule

         The following statement schedule for the fiscal years ended January 30, 1999, January 31, 1998 and February 1, 1997 are submitted herewith:

                                                                                                                   ITEM
                                                                                                                FORM 10-K
                                                                                                                  NUMBER
                                                                                                                   PAGE
                                                                                                                ---------
         Schedule II - Valuation and Qualifying Accounts and Reserves......................................         52

         All other financial schedules are omitted because they are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

                  (3)      Exhibits

                                                                                                                  PAGE NUMBER
                                                                                                                OR INCORPORATED
                                                                                                                  BY REFERENCE
   EXHIBIT                                               DESCRIPTION                                                  FROM
   -------      ----------------------------------------------------------------------------------------------  ---------------
    3.1            Amended and Restated Articles of Incorporation                                                     (1)

    3.2            Bylaws                                                                                             (2)

    4.1            Warrant Agreement between the Company and Josephthal, Lyon & Ross Incorporated                     (3)

   10.1            Executive Compensation Plans and Arrangements                                                      (5)

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
                   (d)   Consulting Agreement, dated as of January 1, 1994, between the Company and Rachmil
                         Lekach
                   (e)   Consulting Agreement, dated as of May 2, 1995, between the Company and Ilia Lekach

   10.3            Amendments to the Loan and Security Agreements between the Company and LaSalle                     (5)
                      National Bank dated July 29, 1994, and September 30, 1994

                                                                                                                  PAGE NUMBER
                                                                                                                OR INCORPORATED
                                                                                                                  BY REFERENCE
   EXHIBIT                                               DESCRIPTION                                                  FROM
   -------      ----------------------------------------------------------------------------------------------  ---------------
   10.4         Amendments to the Loan and Security Agreements between the Company and LaSalle                     (6)
                   National Bank dated March 29, 1996

   10.5         1991 Stock Option Plan, as amended                                                                 (6)

   10.6         1992 Directors Stock Option Plan, as amended                                                       (6)

   10.7         Regulation S 5% Convertible Debentures Agreement                                                   (6)

   10.8         Regulation S Stock Subscription Agreement                                                          (6)

   10.9         Amendments to the Loan and Security Agreements between LaSalle National Bank dated                 (7)
                   April 16, 1997

   21.1         Subsidiaries of the Registrant                                                                     (6)

   23.1         Consent of PricewaterhouseCoopers LLP                                                              (9)

   27.1         Financial Data Schedule (for SEC use only)                                                         (9)

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

(7) Incorporated by reference to the exhibit of the same description filed with the Company's 1996 Form 10-K (filed May 2, 1997)

(8) Incorporated by reference to the exhibit of the same description filed with the Company's 1997 Form 10-K (filed May , 1998)

(9)  Filed herewith.

     (b)      Reports on Form 8-K

              None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
October 7, 1999
                                      PERFUMANIA, INC.


                                      By: /s/ ILIA LEKACH
                                          ----------------------------------
                                          Ilia Lekach, Chairman of the Board
                                          and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             SIGNATURE                                          TITLE                                    DATE
-----------------------------------                     -------------------------                  ----------------
/s/ ILIA LEKACH                                         Chairman of the Board and                  October 7, 1999
-----------------------------------                     Chief Executive Officer
Ilia Lekach

/s/ JEROME FALIC                                        President and Vice Chairman                October 7, 1999
-----------------------------------                     of the Board
Jerome Falic

/s/ DONOVAN CHIN                                        Chief Financial Officer                    October 7, 1999
-----------------------------------                     and Director
Donovan Chin

/s/ MARC FINER                                          President of the Retail Division           October 7, 1999
-----------------------------------                     and Director
Marc Finer

/s/ ROBERT PLISKIN                                      Director                                   October 7, 1999
-----------------------------------
Robert Pliskin

/s/ CAROLE ANN TAYLOR                                   Director                                   October 7, 1999
-----------------------------------
Carole Ann Taylor

/s/ HORACIO GROISMAN, M.D.                              Director                                   October 7, 1999
-----------------------------------
Horacio Groisman, M.D.