Form 10-Q/A
period 1999-05-01
PERFUMANIA INC
filed 1999-10-12
CIK 880460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   ------------------------------------------

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

                               TABLE OF CONTENTS

                                PERFUMANIA, INC.


                                     PART I
                             FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS..............................................................   1
-----

                Consolidated Balance Sheets..................................................   1
                Condensed Consolidated Statements of Operations..............................   2
                Consolidated Statements of Cash Flows........................................   3
                Notes to Condensed Consolidated Financial Statements.........................   4

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
-----      CONDITION AND RESULTS OF OPERATIONS...............................................   9



ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.......................  13
-----


                                                   PART II
                                             OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS.................................................................  14
------


ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................  14
------


ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K..................................................  16
------


SIGNATURES ..................................................................................  17

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS


                                PERFUMANIA, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                                                            MAY 1, 1999         JANUARY 30, 1999
                                                                                           -------------        ----------------
                             ASSETS                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents ...................................................          $   1,420,259           $  1,745,603
   Trade receivables, less allowance for doubtful accounts of
     $719,954 and $704,954 as of May 1, 1999 and January 30,
     1999, respectively ........................................................              5,222,998              4,108,847
   Advances to suppliers .......................................................              7,428,843              8,065,301
   Inventories, net of reserve of $3,722,924 and $4,163,251 as
     of May 1, 1999 and January 30, 1999, respectively .........................             63,769,253             53,880,132
   Prepaid expenses and other current assets ...................................              1,623,824              1,417,187
                                                                                          -------------           ------------
       Total current assets ....................................................             79,465,177             69,217,070
Property and equipment, net ....................................................             23,109,608             23,180,462
Leased equipment under capital leases, net .....................................              1,210,314              1,373,878
Other assets ...................................................................              1,357,379              1,357,966
                                                                                          -------------           ------------
       Total assets ............................................................          $ 105,142,478           $ 95,129,376
                                                                                          =============           ============
                LIABILITIES AND STOCKHOLDERS' EQUITY
   Current liabilities:
   Bank line of credit and current portion of notes payable ....................          $  34,644,318           $ 32,800,627
   Accounts payable - non affiliates ...........................................             12,762,162             14,329,013
   Accounts payable - affiliates ...............................................             25,827,932             15,812,240
   Accrued expenses and other liabilities ......................................              8,775,309              9,205,316
   Advances from customers .....................................................              2,500,000                     --
   Income taxes payable ........................................................                368,263                485,098
   Current portion of obligations under capital leases .........................                317,765                419,487
                                                                                          -------------           ------------
       Total current liabilities ...............................................             85,195,749             73,051,781
Long-term portion of notes payable .............................................              1,935,402              2,370,684
Long-term portion of obligations under capital leases ..........................                509,745                562,552
Convertible notes payable ......................................................              1,996,000                     --
Long-term severance payable ....................................................                975,423              1,037,859
                                                                                          -------------           ------------
       Total liabilities .......................................................             90,612,319             77,022,876
                                                                                          -------------           ------------
Commitments and contingencies ..................................................                     --                     --
Redeemable common equity .......................................................                470,588                470,588
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares
     authorized, none issued ...................................................                     --                     --
Common stock, $.01 par value, 25,000,000 shares authorized,
   8,896,891 and 8,614,491 shares issued, respectively .........................                 88,969                 86,145
   Capital in excess of par ....................................................             54,963,570             54,440,009
   Treasury stock, at cost, 1,512,406 shares as of May 1, 1999
     and January 30, 1999 ......................................................             (5,413,002)            (5,413,002)
   Accumulated deficit .........................................................            (35,026,963)           (30,935,097)
   Notes and interest receivable from shareholder and officers .................               (553,003)              (542,143)
                                                                                          -------------           ------------
       Total stockholders' equity ..............................................             14,059,571             17,635,912
                                                                                          -------------           ------------
       Total liabilities and stockholders' equity ..............................          $ 105,142,478           $ 95,129,376
                                                                                          =============           ============

    See accompanying notes to condensed consolidated financial statements.

                                PERFUMANIA, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                        THIRTEEN WEEKS          THIRTEEN WEEKS
                                                                                          ENDED MAY 1,           ENDED MAY 2,
                                                                                              1999                  1998
                                                                                        ---------------         --------------
Net sales - non-affiliated customers ...........................................          $  39,400,964           $ 38,467,975
Cost of goods sold - non-affiliated customers ..................................             24,147,795             23,662,458
                                                                                          -------------           ------------
Gross profit ...................................................................             15,253,169             14,805,517
                                                                                          -------------           ------------
Operating expenses:
   Selling, general and administrative .........................................             16,630,905             15,337,548
   Depreciation and amortization ...............................................              1,165,152              1,082,258
                                                                                          -------------           ------------
       Total operating expenses ................................................             17,796,057             16,419,806
                                                                                          -------------           ------------
Loss from operations before other expense ......................................             (2,542,888)            (1,614,289)
Other expense, net .............................................................             (1,548,978)            (1,157,323)
                                                                                          -------------           ------------
Net loss .......................................................................          $  (4,091,866)          $ (2,771,612)
                                                                                          =============           ============
Net loss per common share:
   Basic .......................................................................          $       (0.54)          $      (0.42)
                                                                                          =============           ============
   Diluted .....................................................................          $       (0.54)          $      (0.42)
                                                                                          =============           ============
Weighted average number of common shares outstanding:
   Basic .......................................................................              7,599,778              6,560,354
                                                                                          =============           ============
   Diluted .....................................................................              7,599,778              6,560,354
                                                                                          =============           ============


     See accompanying notes to condensed consolidated financial statements.

                                PERFUMANIA, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                         THIRTEEN WEEKS          THIRTEEN WEEKS
                                                                                          ENDED MAY 1,            ENDED MAY 2,
                                                                                               1999                   1999
                                                                                        -----------------       -----------------
Cash flows from operating activities:
   Net loss ....................................................................          $  (4,091,866)          $ (2,771,612)
   Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
     Provision for doubtful accounts ...........................................                 15,000                 30,000
     Depreciation and amortization .............................................              1,165,151              1,082,258
     Beneficial conversion feature of convertible notes payable ................                384,615                     --
     Change in operating assets and liabilities, (Increase) decrease in:
       Trade receivables .......................................................             (1,129,151)             1,034,806
       Advance to suppliers ....................................................                636,458             (1,359,268)
       Inventories .............................................................             (9,889,121)             2,964,817
       Prepaid and other current assets ........................................               (206,637)               220,195
       Other assets ............................................................                    417                (77,189)
     Increase (decrease) in:
       Accounts payable ........................................................              8,448,841              1,122,047
       Advances from customers .................................................              2,500,000                     --
       Accrued expenses and other current liabilities ..........................               (430,007)              (459,768)
       Income taxes payable ....................................................               (116,835)              (117,556)
       Long term severance payable .............................................                (62,436)                    --
                                                                                          -------------           ------------
       Total adjustments .......................................................              1,316,295              4,440,342
                                                                                          -------------           ------------
       Net cash (used in) provided by operating activities .....................             (2,775,571)             1,668,730
                                                                                          -------------           ------------
   Cash flows from investing activities:
     Additions to property and equipment .......................................               (930,563)            (2,978,471)
                                                                                          -------------           ------------
       Net cash used in investing activities ...................................               (930,563)            (2,978,471)
                                                                                          -------------           ------------
   Cash flows from financing activities:
     Net borrowings and repayments under bank line of credit
       and notes payable .......................................................              1,408,409              2,020,558
     Net borrowing and repayment to related parties ............................                     --                 30,486
     Principal payments under capital lease obligations ........................               (154,529)              (331,578)
     Net advances to shareholder and officers ..................................                (10,860)              (115,860)
     Issuance of convertible notes payable .....................................              1,996,000                     --
     Exercise of stock options .................................................                141,770                     --
     Purchases of treasury stock ...............................................                     --               (564,367)
                                                                                          -------------           ------------
       Net cash provided by financing activities ...............................              3,380,790              1,039,239
                                                                                          -------------           ------------
   Decrease in cash and cash equivalents .......................................               (325,344)              (270,502)
   Cash and cash equivalents at beginning of period ............................              1,745,603              1,554,117
                                                                                          -------------           ------------
   Cash and cash equivalents at end of period ..................................          $   1,420,259           $  1,283,615
                                                                                          =============           ============

    See accompanying notes to condensed consolidated financial statements.

                                PERFUMANIA, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)       OPERATIONS AND BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of Perfumania and subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended January 30, 1999 filed with the SEC on April 30, 1999.

BASIS OF PRESENTATION

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company incurred a net loss during the thirteen week period ended May 1, 1999 of approximately $4.1 million and has a working capital deficit of approximately $5.7 million as of May 1, 1999. In addition, the Company was in violation of certain debt covenants contained in its bank line of credit at January 30, 1999. On July 14, 1999, the Company obtained a waiver of default from the bank as of and for the year ended January 30, 1999 through September 30, 1999.

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

In order to obtain additional funding, the Company made an initial public offering of the common stock of perfumania.com, inc., a wholly-owned subsidiary of the Company. The offering raised approximately $24.5 million. The net proceeds of the offering will be used for working capital and other general corporate purposes and also repayment of any outstanding indebtedness to the Company as well as reduction of the outstanding balance in the Company's line of credit (See Note 8).

Additionally, in April 1999 and July 1999, the Company issued a total of $4 million of convertible notes to a group of private investors (See Notes 7 and 10) and in July 1999 the Company obtained a $2.5 million short-term unsecured loan from a wholesale customer (See Note 10).

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

2)       STOCKHOLDERS' EQUITY

                                                                                                        NOTES AND
                                                                                                         INTEREST
                                                                                                        RECEIVABLE
                                                                                                           FROM
                                                  CAPITAL IN                                           SHAREHOLDER
                               COMMON STOCK         EXCESS        TREASURY STOCK         ACCUMULATED        AND
                           SHARES       AMOUNT      OF PAR      SHARES      AMOUNT         DEFICIT       OFFICERS        TOTAL
                           ------       ------      ------      ------      ------         -------       --------        -----
Balance at January
  30, 1999 ...........    8,614,491    $86,145   $54,440,009   1,512,406   $(5,413,002)  $(30,935,097)   $(542,143)   $ 17,635,912
  Exercise of Stock
  options ............      282,400      2,824       138,946          --            --             --                      141,770
Beneficial
  conversion feature
  of notes payable ...           --         --       384,615          --            --             --                      384,615
Net change in notes
  and interest
  interest
  receivable from
  shareholder
  and officers .......           --         --            --          --           --              --      (10,860)        (10,860)
Net loss for the
  thirteen weeks
  ended May 1,
  1999 ...............           --         --            --          --           --      (4,091,866)          --      (4,091,866)
                          ---------    -------   -----------   ---------   -----------   ------------    ---------    ------------
Balance at May 1,
  1999................    8,896,891    $88,969   $54,963,570   1,512,406   $(5,413,002)  $(35,026,963)   $(553,003)   $ 14,059,571
                          =========    =======   ===========   =========   ===========   ============    =========    ============


3)       BANK LINE OF CREDIT

As of January 30, 1999, the Company was in violation of certain financial and operating covenants and as a result of these violations, the Company is in default under the line of credit agreement. As a result, the bank can demand payment of the amounts outstanding under the line of credit agreement. Due to these violations, the Company incurred the default rate of interest, prime plus 4% (11.75% at May 1, 1999) since December 1998. On July 14, 1999, the Company obtained a waiver of default from the bank as of and for the year ended January 30, 1999 through September 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a wholly-owned subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company.

4)       BASIC AND DILUTED LOSS PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income (loss) available to common stockholders by the weighted average number of common share includes the dilutive effect of those stock options where the average market price of the common shares exceeds the option exercise prices for the respective years, and the dilutive effect of those convertible notes which are convertible into common stock.

5)       SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                                                         THIRTEEN WEEKS          THIRTEEN WEEKS
                                                                        ENDED MAY 1, 1999       ENDED MAY 2, 1998
                                                                        -----------------       -----------------
Sales to external customers
    Wholesale ........................................................      $11,266,754            $13,467,930
    Retail ...........................................................       28,134,210             25,000,045
                                                                            -----------            -----------
         Total sales to external customers ...........................      $39,400,964            $38,467,975
                                                                            -----------            -----------
Intersegment sales
     Wholesale .......................................................      $ 2,760,767            $14,484,486
                                                                            -----------            -----------
         Total intersegment sales ....................................      $ 2,760,767            $14,486,486
                                                                            -----------            -----------
Cost of goods sold
    Wholesale ........................................................      $ 9,072,744            $10,280,190
    Retail ...........................................................       15,075,051             13,382,268
                                                                            -----------            -----------
         Total cost of goods sold ....................................      $24,147,795            $23,662,458
                                                                            -----------            -----------
Gross profit
     Wholesale .......................................................      $ 2,194,010            $ 3,187,740
     Retail ..........................................................       13,059,159             11,617,777
                                                                            -----------            -----------
          Total gross profit .........................................      $15,253,169            $14,805,517
                                                                            -----------            -----------
Depreciation and amortization
     Retail ..........................................................      $ 1,165,152            $ 1,082,258
                                                                            -----------            -----------
         Total depreciation and amortization .........................      $ 1,165,152            $ 1,082,258
                                                                            -----------            -----------
Capital expenditures
      Retail .........................................................      $   930,563            $ 2,978,471
                                                                            -----------            -----------
           Total capital expenditures ................................      $   930,563            $ 2,978,471
                                                                            -----------            -----------


Number of stores .....................................................              288                    284

                                                                            MAY 1, 1999            MAY 2, 1998
                                                                            -----------            -----------
Inventory
   Wholesale .........................................................      $11,049,365            $16,500,647
    Retail ...........................................................       52,719,888             53,672,378
                                                                            -----------            -----------
                                                                            $63,769,253            $70,173,025
                                                                            -----------            -----------


An unaffiliated customer of the wholesale segment accounted for approximately 13% and 23% of the consolidated net sales for the thirteen weeks ended May 1, 1999 and May 2, 1998, respectively, and 0% of the consolidated net trade accounts receivable balance at May 1, 1999 and January 30, 1999, respectively.

In the thirteen-week periods ending May 1, 1999 and May 2, 1998, the wholesale segment included foreign sales of approximately $0.1 million and $0.5 million, respectively.

6)       STOCK SUBSCRIPTION

In March 1999, the Company entered into Subscription Agreements for the sale of 235,293 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999. The Subscription Agreements require that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company is obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the closing bid price of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the Subscription Agreements or
2) the product of $2.00 multiplied by the number of shares issued under the Subscription Agreements. As of May 1, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheet.

7)       CONVERTIBLE NOTES

In April 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series A Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $385,000 which represents a non-cash interest charge and is included in other expense for the thirteen week period ending May 1, 1999. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The conversion price is the lower of (A) $4.35 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note. If the conversion price decreases, the Company is obligated to issue additional shares of common stock.

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

During 1996 and 1997, the Company made sales to L. Luria & Son, Inc. ("Luria's") in the amounts of $2,473,623 and $1,999,823, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider as defined by the United States Bankruptcy Code, in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, as defined by the United States Bankruptcy Code, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleged that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. In July 1999, the Company agreed with the unsecured creditors to settle all claims held by Luria's against the Company for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement is subject to the approval of the Bankruptcy Court. The full amount of the settlement was accrued for in the Company's financial statements as of May 1, 1999 and for the year ending January 30, 1999.

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

10)      SUBSEQUENT EVENTS

In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate $2 million worth of its Series B Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $981,000 which will be taken by the Company as a non-cash interest charge to income in the second quarter of fiscal year 1999. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Conversion Price is the lower of (A) $3.40626 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

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

         Dependence on Line of Credit. As discussed above, the Company experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. The Company utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on the Company's borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms. The Company has violated certain debt covenants contained in its bank line of credit agreement. On July 14, 1999, the Company obtained a waiver of default from the bank as of and for the year ending January 30, 1999 through September 30, 1999.

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

         Qualified Accountants' Report. In reporting on the Company's audited consolidated financial statements as of January 30, 1999 and January 31, 1998 and for each of the three years in the period ended January 30, 1999, the report of the Company's independent accountants contained an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. Such factors include recurring net losses in fiscal 1998 and 1997 and the Company's default on its bank line of credit agreement as a result of its violation of certain debt covenants, which has been waived by the bank on July 14, 1999, through September 30, 1999 as of and for the year ending January 30, 1999.

         Ability to Manage Growth. While the Company has grown significantly in the past several years, there is no assurance that the Company will sustain the growth in the number of retail stores and revenues that it has achieved historically. The Company's growth is dependent, in large part, upon the Company's ability to open and operate new retail stores on a profitable basis, which in turn is subject to, among other things, the Company's ability to secure suitable stores sites on satisfactory terms, the Company's ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores stores into existing operations. There can be no assurance that the Company's new stores will achieve sales and profitability comparable to existing stores, or that the opening of new locations will not cannibalize sales at existing locations.

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

         The Company is preparing contingency plans which will include the identification of the most reasonably likely worst case scenarios. Currently, the most reasonably likely sources of risk to the Company include (a) the disruption of the Company's internal inventory management system, (b) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers, and (c) failure of systems and necessary infrastructure such as electricity supply. The Company is preparing plans to flow inventory around an assumed period of disruption to the Company's stores, which could include accelerating distribution of high volume merchandise, and critical products to reduce the impact of significant failure.

         Other. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. ("Luria's") in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. In July 1999, the Company agreed with the unsecured creditors to settle all claims held by Luria's against the Company for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement is subject to the approval of the Bankruptcy Court. The full amount of the settlement was accrued for in the Company's financial statements as of May 1, 1999 and for the year ending January 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal capital requirements are to fund working capital needs, to open new stores and to renovate existing stores. For the first thirteen weeks of fiscal 1999, these capital requirements have generally been satisfied by short-term borrowings and issuance of convertible notes.

         At May 1, 1999, the Company had a working capital deficit of approximately $5.7 million compared to a working capital deficit of approximately $3.8 million at January 30, 1999. The decrease was primarily due to a combination of the current period loss as well as an increase in accounts payable offset by increases in inventories.

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

         Net cash provided by financing activities during the current period was approximately $3.4 million compared with approximately $1.0 million for the same time period in the prior year. The increase was primarily the result of the issuance of $2 million convertible notes in April 1999.

         The Company's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth and book value and the achievement of specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings and purchases of treasury stock and prohibits distribution of dividends. As of January 30, 1999, the Company was in violation of some of the above covenants and, as a result of these violations, was in default under the line of credit agreement. As a result, the Company incurred the default rate of interest, prime plus 4% (11.75% at May 1, 1999) beginning December 1998 and the bank can demand payment of the amounts outstanding under the line of credit agreement. The violations consist primarily of our failure to maintain the minimum tangible net worth and net income levels established by the financial covenants, purchasing treasury stock and exceeding the limit on new store openings. On July 14, 1999, the Company obtained a waiver of default from the bank as of and for the year ended January 30, 1999 through September 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a wholly-owned subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company. Management believes that the conditions included in the waiver will be met by September 30, 1999, however, there can be no assurance of this. Should the Company be unable to meet these conditions, the Company may be required to repay outstanding amounts (totaling approximately $34.8 million as of September 17, 1999) and obtain alternative sources of financing. The Company could also be required to take other actions to reduce the Company's reliance on working capital financing and generate additional working capital, which could include delaying the opening of new stores, reducing inventory purchases and/or reducing our wholesale and retail selling prices to generate more cash. Any such actions, or the Company's failure to obtain additional financing in an amount sufficient to support current and planned levels of operation, could adversely affect the Company's business and operating results.

         During the thirteen weeks ended May 1, 1999, the Company opened 2 stores and closed 3 underperforming stores. At May 1, 1999, the Company operated 288 stores.

RESULTS OF OPERATIONS

         COMPARISON OF THE THIRTEEN WEEKS ENDED MAY 1, 1999 WITH THE THIRTEEN WEEKS ENDED MAY 2, 1998.

         Net sales increased 2.4% from $38.5 million in the first thirteen weeks of 1998 to $39.4 million in the first thirteen weeks of 1999. The increase in net sales was the result of a 12.5% increase in retail sales (from $25.0 million to $28.1 million) offset by a 16.3% decrease in wholesale sales (from $13.5 million to $11.3 million). The decrease in wholesale sales was primarily due to unusually large sales to a wholesale customer during the first thirteen weeks of 1998. The increase in retail sales was due to the increase in the number of stores operated during the first thirteen weeks of 1999 compared to the first thirteen weeks of 1998 as well as an increase in comparable store sales of 3%. The Company operated 288 and 284 stores at May 1, 1999 and 1998, respectively. Although we plan to open only eight retail stores in fiscal year 1999 and to close approximately ten unprofitable stores, retail sales are expected to increase in fiscal year 1999 compared to fiscal year 1998. This is due to an expected increase in comparable store sales due to improved merchandising variety and clarity and reduced promotional sales of lower price points resulting in a higher average sale per transaction.

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

         Gross profit for the retail division increased 12.4% to $13.1 million in the first thirteen weeks of 1999 from $11.6 million in the first thirteen weeks of 1998 as a result of higher retail sales associated with the operation of more stores during the current period as compared to the thirteen week period ended May 2, 1998 as well as an increase in comparable store sales of 3%. As a percentage of net retail sales, gross profit for the retail division decreased slightly from 46.5% in the first thirteen weeks of 1998 to 46.4% in the first thirteen weeks of 1999. Gross margins are expected to increase slightly during the remainder of fiscal year 1999 due to improved merchandise buying costs, a reduction in non-designer fragrance merchandise, and reduced freight costs.

         Operating expenses, which include selling, general and administrative expenses, as well as depreciation, increased 8.4% from $16.4 million in the first thirteen weeks of 1998 to $17.8 million in the first thirteen weeks of 1999. As a percentage of net sales, operating expenses increased from 42.7% in the first thirteen weeks of fiscal 1998 to 45.2% in the first thirteen weeks of fiscal 1999. The increase was primarily attributable to costs associated with the operation of an average of 5 additional stores during the current period as well as expenses of $0.7 million attributable to perfumania.com, the Company's wholly-owned internet commerce site which began operations in February 1999. We expect operating expenses to decrease in fiscal year 1999 compared to fiscal year 1998 as we expect to have a net decrease in the number of stores in operation, due to fewer openings of new stores and the closing of unprofitable locations. In addition, we will not incur any severance expenses in fiscal year 1999 and we do not expect to incur any significant expense for disposition for fixed assets due to store closings, as these expenses were recorded in fiscal year 1998 in anticipation of 1999 store closings.

         Other expenses, which include interest expense, increased by 33.8% from $1.2 million for the thirteen weeks ended May 2, 1998 to $1.5 million for the thirteen weeks ended May 1, 1999. The increase is principally due to the beneficial conversion cost of approximately $385,000 associated with the issuance of the convertible notes.

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

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         In March 1999, the Company entered into a subscription agreement for the sale of 235,293 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999. The agreement requires that the Company file the appropriate registration statements with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company is obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the closing bid price of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the agreement or 2) the product of $2.00 multiplied by the number of shares issued under the agreement. As of May 1, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheets.

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

         In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of our Series B Convertible Notes, which are convertible into common stock. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Conversion Price is the lower of (A) $3.40625 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for three trading days immediately preceding the date of determination, by (2) 80% subject to adjustment. The conversion price may be adjusted pursuant to an antidilution provision in the agreement.

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

                                                       NO. OF SHARES
                                                           TO BE           PROCEEDS
                      NAME                               REGISTERED        RECEIVED
         -----------------------------------------     -------------    -------------
         S. Robert Productions, LLC                      165,966(1)      $  800,000
         Cranshire Capital, L.P.                         331,933(2)       1,600,000
         Namax Corp.                                     165,966(1)         800,000
         EP Opportunity Fund, L.L.C                      167,857(3)         470,000
         EP Opportunity Fund International, LTD           10,714(4)          30,000
         JJP Partnership                                 107,143(5)         300,000
                                                        --------         ----------
                  Total                                                  $4,000,000
                                                                         ==========

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

(4) The 10,714 shares represent the number o f shares of common stock that would have been received if the $30,000 of convertible notes received under the Securities Purchase Agreement, dated April 28, 1999, were converted on June 8, 1999.

(5) The 107,143 shares represent the number of shares of common stock that would have been received if the $300,000 of convertible notes received under the Securities Purchase Agreement, dated April 28, 1999, were converted on June 8, 1999.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K


                  (a)      Exhibits

                           Index to Exhibits


Exhibit
Number            Description of Exhibit
------            ----------------------
27.1              Financial Data Schedule (1)


--------------------

(1)      Filed herewith.



         (b) The Company did not file any reports on Form 8-K during the quarter ended May 1, 1999.

PERFUMANIA, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     Perfumania, Inc.
                                        -----------------------------------
                                                      (Registrant)

Date: October 7, 1999          By:      /s/ ILIA LEKACH
                                        -----------------------------------
                                        Ilia Lekach
                                        Chairman of the Board and
                                        Chief Executive Officer
                                        (Principal Executive Officer)


                               By:      /s/ DONOVAN CHIN
                                        -----------------------------------
                                        Donovan Chin
                                        Chief Financial Officer,
                                        Treasurer, and Secretary
                                        (Principal Financial and
                                        Accounting Officer)