Form 10-Q/A
period 1999-07-31
PERFUMANIA INC
filed 1999-10-12
CIK 880460

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


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                               July 31, 1999      January 30, 1999
                                                                                              ----------------    ----------------
                           ASSETS                                                                (unaudited)
Current assets:
  Cash and cash equivalents                                                                    $   1,344,882         $  1,745,603
  Trade receivables, less allowance for doubtful
     accounts of $734,954 and $704,954 as of July 31, 1999
      and January 30, 1999, respectively                                                           6,066,682            4,108,847
  Advances to suppliers                                                                            8,316,332            8,065,301
  Inventories, net of reserve of $2,858,284 and $4,163,251
      as of July 31, 1999 and January 30, 1999, respectively                                      62,974,342           53,880,132
  Prepaid expenses and other current assets                                                        1,996,456            1,417,187
                                                                                               -------------         ------------
     Total current assets                                                                         80,698,694           69,217,070
Property and equipment, net                                                                       23,073,219           23,180,462
Leased equipment under capital leases, net                                                         1,058,998            1,373,878
Other assets                                                                                       1,632,707            1,357,966
                                                                                               -------------         ------------
      Total assets                                                                             $ 106,463,618         $ 95,129,376
                                                                                               =============         ============
            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                                             $  37,783,279         $ 32,800,627
  Accounts payable - non affiliates                                                               15,844,533           14,329,013
  Accounts payable - affiliates                                                                   22,333,533           15,812,240
  Accrued expenses and other liabilities                                                           8,181,933            9,205,316
  Income taxes payable                                                                               368,263              485,098
  Current portion of obligations under capital leases                                                284,982              419,487
                                                                                               -------------         ------------
     Total current liabilities                                                                    84,796,523           73,051,781
Long-term portion of notes payable                                                                 1,397,439            2,370,684
Long-term portion of obligations under capital leases                                                508,542              562,552
Convertible notes payable                                                                          4,000,000                   --
Long-term severance payable                                                                          561,131            1,037,859
                                                                                               -------------         ------------
     Total liabilities                                                                            91,263,635           77,022,876
                                                                                               -------------         ------------
Commitments and contingencies                                                                             --                   --
Redeemable common equity                                                                             470,588              470,588

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                                                --                   --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 9,151,384 and 8,614,491 shares issued, at
   July 31, 1999 and January 30, 1999, respectively                                                   91,514               86,145
  Capital in excess of par                                                                        55,952,849           54,440,009
  Treasury stock, at cost, 1,512,406 shares at
     July 31, 1999 and January 30, 1999                                                           (5,413,002)          (5,413,002)
  Accumulated deficit                                                                            (35,338,103)         (30,935,097)
  Notes and interest receivable from shareholder and
     officers                                                                                       (563,863)            (542,143)
                                                                                               -------------         ------------
     Total stockholders' equity                                                                   14,729,395           17,635,912
                                                                                               ------------          ------------
     Total liabilities and stockholders' equity                                                $ 106,463,618         $ 95,129,376
                                                                                               =============         ============

      See accompanying notes to condensed consolidated financial statements

                                PERFUMANIA, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Thirteen              Thirteen          Twenty-six           Twenty-six
                                             Weeks Ended           Weeks Ended        Weeks Ended           Weeks Ended
                                            July 31, 1999         August 1, 1998      July 31, 1999        August 1, 1998
                                            -------------         --------------      --------------      ---------------
Net sales                                    $ 45,952,514         $ 39,684,364         $ 85,353,478         $ 78,152,339
Cost of goods sold                             26,798,751           23,173,689           50,946,546           46,836,147
                                             ------------         ------------         ------------         ------------

Gross profit                                   19,153,763           16,510,675           34,406,932           31,316,192
                                             ------------         ------------         ------------         ------------

Operating expenses:
  Selling, general and administrative          16,296,549           15,522,774           32,927,454           30,860,322
  Depreciation and amortization                 1,149,275            1,094,215            2,314,427            2,176,473
                                             ------------         ------------         ------------         ------------
      Total operating expenses                 17,445,824           16,616,989           35,241,881           33,036,795
                                             ------------         ------------         ------------         ------------


Income (loss) from operations
  before other expense                          1,707,939             (106,314)            (834,949)          (1,720,603)
Other expenses, net                            (2,019,079)          (1,166,344)          (3,568,057)          (2,323,667)
                                             ------------         ------------         ------------         ------------
Income (loss)  before income taxes               (311,140)          (1,272,658)          (4,403,006)          (4,044,270)
Benefit  for income taxes                              --                   --                   --                   --
                                             ------------         ------------         ------------         ------------
Net income (loss)                            $   (311,140)        $ (1,272,658)        $ (4,403,006)        $ (4,044,270)
                                             ------------         ------------         ------------         ------------


Net income (loss) per common share:
Basic                                        $      (0.04)              $(0.20)              $(0.58)              $(0.62)
                                             ------------         ------------         ------------         ------------
Diluted                                      $      (0.04)              $(0.20)              $(0.58)              $(0.62)
                                             ------------         ------------         ------------         ------------


Weighted average number of common
  shares outstanding:
  Basic                                         7,629,043            6,519,440            7,614,410            6,519,440
  Diluted                                       7,629,043            6,519,440            7,614,410            6,519,440



     See accompanying notes to condensed consolidated financial statements.

                                 PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                 Twenty-six          Twenty-six
                                                                 Weeks Ended         Weeks Ended
                                                                July 31, 1999       August 1, 1998
                                                                -------------       --------------
Cash flows from operating activities:
 Net loss                                                       $(4,403,006)        $(4,044,270)
 Adjustments to reconcile net loss to net cash
   (used in)  provided by operating activities:
    Provision for doubtful accounts                                  30,000              60,000
    Depreciation and amortization                                 2,314,427           2,176,473
    Beneficial conversion feature of convertible
          notes payable                                           1,365,384                  --
    Change in operating assets and liabilities,
    (Increase) decrease in:
         Trade receivables                                       (1,987,835)           (880,842)
         Advance to suppliers                                      (251,031)         (1,127,424)
         Inventories                                             (9,094,210)          3,092,194
         Prepaid and other current assets                          (579,269)            443,280
         Tax refund receivable                                           --             807,489
         Other assets                                              (275,080)            169,825
    Increase (decrease) in:
         Accounts payable                                         8,036,813           4,630,219
         Other current liabilities                               (1,023,383)           (663,013)
         Income taxes payable                                      (116,835)           (137,556)
         Long term severance payable                               (476,728)                 --
                                                                -----------         -----------
         Total adjustments                                       (2,401,018)          8,570,645
                                                                -----------         -----------
         Net cash (used in) provided by operating                (6,460,753)          4,526,375
           activities                                           -----------         -----------

Cash flows from investing activities:
         Additions to property and equipment                     (1,812,939)         (5,204,301)
                                                                -----------         -----------
         Net cash used in investing activities                   (1,812,939)         (5,204,301)
                                                                -----------         -----------

  Cash flows from financing activities:
      Borrowings and repayments under loan payable                4,009,407           2,060,792
      Repayments and loans to related parties                            --              40,954
      Principal payments under capital lease obligations           (267,541)           (578,755)
      Net advances to shareholder and officers                      (21,720)           (150,000)
      Issuance of convertible notes payable                       4,000,000                  --
      Exercise of stock options                                     152,825                  --
      Purchase of treasury stock                                         --            (564,367)
                                                                -----------         -----------
         Net cash provided by financing activities                7,872,971             808,624
                                                                -----------         -----------
    (Decrease) increase in cash and cash equivalents               (400,721)            130,698
    Cash and cash equivalents at beginning of period              1,745,603           1,554,117
                                                                -----------         -----------
    Cash and cash equivalents at end of period                  $ 1,344,882         $ 1,684,815
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

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the condensed consolidated financial statements, the Company incurred a net loss during the twenty-six week period ended July 31, 1999 of approximately $4.4 million and has a working capital deficit of approximately $4.1 million as of July 31, 1999. In addition, the Company was in violation of certain debt covenants contained in its bank line of credit at January 30, 1999. On July
14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999.

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

Additionally, in April 1999 and July 1999, the Company issued a total of $4 million of convertible notes to a group of private investors (See Note 7) and in July 1999 the Company obtained a $2.5 million short-term unsecured loan from a wholesale customer.

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

2)  STOCKHOLDERS' EQUITY

                                                                                                          NOTES AND
                                                                                                          INTEREST
                                                                                                         RECEIVABLE
                                                                                                            FROM
                               COMMON STOCK         CAPITAL IN     TREASURY    STOCK                     SHAREHOLDER
                          ----------------------      EXCESS      ------------------      ACCUMULATED        AND
                           SHARES         AMOUNT      OF PAR      SHARES      AMOUNT        DEFICIT       OFFICERS      TOTAL
                          -------         ------    ----------    ------      ------      -----------    -----------    -----
Balance at January
  30, 1999                8,614,491     $ 86,145  $ 54,440,009   1,512,406  $(5,413,002)  $(30,935,097)   $(542,143) $ 17,635,912

Exercise of stock
  options                   301,600        3,016       149,809          --           --             --           --       152,825

Beneficial
  conversion feature
  of notes payable               --           --     1,365,384          --           --             --                  1,365,384


Net change in notes
  and interest
  receivable from
  shareholder and
  officer                        --           --            --          --           --             --      (21,720)      (21,720)

Issuance of common
  stock in private
  placement                 235,293        2,353        (2,353)         --           --             --           --            --

Net loss for the
  twenty -six weeks
  ended July 31,
  1999                           --           --            --          --           --     (4,403,006)          --    (4,403,006)

                         ----------     --------  ------------   ---------  -----------   ------------    ---------- ------------
Balance at July 31,
  1999                    9,151,384     $ 91,514  $ 55,952,849   1,512,406  $(5,413,002)  $(35,338,103)   $(563,863) $ 14,729,395
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


7)  CONVERTIBLE NOTES

In April 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series A Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $385,000 which represents a non-cash interest charge and is included in other expense for the twenty-six week period ending July 31, 1999. The agreement requires us to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The conversion price is the lower of (A) $4.35 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note. If the conversion price decreases, the Company is obligated to issue additional shares of common stock.

In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate $2 million worth of its Series B Convertible Notes, which are convertible into common stock. The Notes contain a beneficial conversion feature of approximately $981,000 which represents a non-cash interest charge and is included in other expense for the thirteen week period ending July 31, 1999. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Conversion Price is the lower of (A) $3.40626 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

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

On September 28, 1999 perfumania.com, inc., a wholly-owned subsidiary of the Company, made an initial public offering of its common stock representing approximately 47% of the common stock outstanding following the offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company. The offering raised approximately $24.5 million. The net proceeds of the offering will be used for working capital and other general corporate purposes and also repayment of any outstanding indebtedness to the Company.


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

11.      SUBSEQUENT EVENTS

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

The Company's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth and book value and the achievement of specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings and purchases of treasury stock and prohibits distribution of dividends. As of January 30, 1999, the Company was in violation of some of the above covenants and, as a result of these violations, was in default under the line of credit agreement. As a result, the Company incurred the default rate of interest, prime plus 4% (12.00% at July 31, 1999) beginning December 1998 and the bank could demand repayment of the amounts outstanding under the line of credit agreement. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 and as of and for the year ended January 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a wholly-owned subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company. Management believes that the conditions included in the waiver will be met by September 30, 1999, however, there can be no assurance of this. Should the Company be unable to meet these conditions, the Company may be required to repay outstanding amounts (totaling approximately $33.1 million as of July 31, 1999) and obtain alternative sources of financing. The Company could also be required to take other actions to reduce the Company's reliance on working capital financing and generate additional working capital, which could include delaying the opening of new stores, reducing inventory purchases and/or reducing our wholesale and retail selling prices to generate more cash. Any such actions, or the Company's failure to obtain additional financing in an amount sufficient to support current and planned levels of operation, could adversely affect the Company's business and operating results.

In July 1999, we obtained a $2.5 million unsecured loan from a wholesale customer bearing an interest rate of 2.4%. The loan is payable in full December 1999.

On August 31, 1999 the Company entered into a stock purchase agreement with an affiliated Company through common ownership. The agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to this affiliated company in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights. The Company recorded an extraordinary loss of approximately $314,000 which will be taken to income in the third quarter of fiscal year 1999.

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

Other expenses, which include interest expense, increased by 66.7% from $1.2 million for the thirteen weeks ended August 1, 1998 to $2.0 million for the thirteen weeks ended July 31, 1999. The increase is principally due to the beneficial conversion cost of approximately $981,000 associated with the issuance of the convertible notes in July 1999 (See Note 7).

As a result of the foregoing, the Company had a net loss of $311,140, or $(0.04) per diluted share, in the thirteen weeks ended July 31, 1999 compared to a net loss of $1,272,658, or ($0.20) per diluted share, in the thirteen weeks ended August 1, 1998.


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

Gross profit increased 9.9% from $31.3 million in the twenty-six weeks ended August 1, 1998 (40.1% of net sales) to $34.4 million in the twenty-six weeks ended July 31, 1999 (40.3% of net sales) as a result of increases in both retail and wholesale sales.

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

Other expenses, which include interest expense, increased by 56.5% from $2.3 million for the twenty-six weeks ended August 1, 1998 to $3.6 million for the twenty-six weeks ended July 31, 1999. The increase is principally due to the beneficial conversion cost of approximately $1.1 million associated with the issuance of the convertible notes in April 1999 and July 1999 (See Note 7).

During the twenty-six weeks ended July 31, 1999 the Company had a net loss of $4,403,006 or $(0.58) per diluted share, compared to a net loss of $4,044,270 or ($0.62) per diluted share during the twenty-six weeks ended August 1, 1998.

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





                                                  Perfumania, Inc.
                                          ---------------------------------
                                                  (Registrant)





Date:  October 7, 1999                By: /s/ ILIA LEKACH
                                          ---------------------------------
                                          Ilia Lekach
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)



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