Form 10-Q
period 1999-10-30
PERFUMANIA INC
filed 1999-12-14
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 1999
                         COMMISSION FILE NUMBER 0-19714


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


                                 YES [X] NO [ ]


                           COMMON STOCK $.01 PAR VALUE
                              OUTSTANDING SHARES AT
                           OCTOBER 30, 1999 9,170,867

                                TABLE OF CONTENTS


                                PERFUMANIA, INC.


                                     PART I
                              FINANCIAL INFORMATION


 ITEM 1  FINANCIAL STATEMENTS ..........................................       3

            Consolidated Balance Sheets ................................       3

            Consolidated Statements of Operations ......................       4

            Consolidated Statements of Cash Flows ......................       5

            Notes to Consolidated Financial Statements .................       6


 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS .........................      11

 ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS ....      16


                                    PART II
                               OTHER INFORMATION

 ITEM 1 LEGAL PROCEEDINGS ..............................................      16

 ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS ......................      16

 ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K ...............................      16

        SIGNATURES .....................................................      17



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS
                                PERFUMANIA, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                    October 30, 1999    January 30, 1999
                                                                     -------------      ----------------
                              ASSETS
Current assets:
  Cash and cash equivalents                                          $  13,052,679       $   1,745,603
  Trade receivables, less allowance for doubtful
     accounts of $749,954 and $704,954                                   9,259,527           4,108,847
  Advances to suppliers                                                  9,975,084           8,065,301
  Inventories, net of reserve of $2,491,820 and $4,163,251              70,335,820          53,880,132
  Prepaid expenses and other current assets                              2,327,474           1,417,187
                                                                     -------------       -------------
     Total current assets                                              104,950,584          69,217,070
  Property and equipment, net                                           23,072,496          23,180,462
  Leased equipment under capital leases, net                               893,353           1,373,878
  Other assets                                                           1,554,482           1,357,966
                                                                     -------------       -------------
      Total assets                                                   $ 130,470,915       $  95,129,376
                                                                     =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                   $  41,262,311       $  32,800,627
  Accounts payable - non affiliates                                     18,297,867          14,329,013
  Accounts payable - affiliates                                         10,765,264          15,812,240
  Accrued expenses and other liabilities                                 7,991,882           9,205,316
  Income taxes payable                                                     368,263             485,098
  Subordinated note payable-affiliate                                    5,000,000                  --
  Current portion of obligations under capital leases                      301,076             419,487
                                                                     -------------       -------------
     Total current liabilities                                          83,986,663          73,051,781
  Long-term portion of notes payable                                     1,034,230           2,370,684
  Long-term portion of obligations under capital leases                    429,142             562,552
  Convertible notes payable                                              4,000,000                  --
  Long-term severance payable                                              221,488           1,037,859
  Minority interest                                                      7,344,774                  --
                                                                     -------------       -------------
     Total liabilities                                                  97,016,297          77,022,876
                                                                     -------------       -------------
  Commitments and contingencies
  Redeemable common equity                                                      --             470,588
                                                                     -------------       -------------

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                      --                  --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 9,170,867 and 8,614,491 shares issued                        91,709              86,145
  Additional paid-in capital                                            64,004,988          54,440,009
  Treasury stock, at cost, 1,512,406 shares at January 30, 1999                 --          (5,413,002)
  Accumulated deficit                                                  (29,764,836)        (30,935,097)
  Notes and interest receivable from shareholder and
     officers                                                             (877,243)           (542,143)
                                                                     -------------       -------------
     Total stockholders' equity                                         33,454,618          17,635,912
                                                                     -------------       -------------
     Total liabilities and stockholders' equity                      $ 130,470,915       $  95,129,376
                                                                     =============       =============


          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Thirteen             Thirteen          Thirty-nine          Thirty-nine
                                                  Weeks Ended          Weeks Ended        Weeks Ended          Weeks Ended
                                               October 30, 1999     October 31, 1998   October 30, 1999     October 31, 1998
                                               ----------------     ----------------   ----------------     -----------------

Net sales                                        $  47,696,061       $  37,084,488       $ 133,049,539       $ 115,236,827
Cost of goods sold                                  27,558,219          22,064,227          78,504,765          68,900,374
                                                 -------------       -------------       -------------       -------------

Gross profit                                        20,137,842          15,020,261          54,544,774          46,336,453
                                                 -------------       -------------       -------------       -------------

Operating expenses:
  Selling, general and administrative               17,424,136          16,765,194          50,351,590          47,625,516
  Depreciation and amortization                      1,198,481           1,104,130           3,512,908           3,280,603
                                                 -------------       -------------       -------------       -------------
      Total operating expenses                      18,622,617          17,869,324          53,864,498          50,906,119
                                                 -------------       -------------       -------------       -------------


Income (loss) from operations
  before other expense                               1,515,225          (2,849,063)            680,276          (4,569,666)
Other expenses, net                                 (1,502,283)         (1,010,382)         (5,070,340)         (3,334,049)
                                                 -------------       -------------       -------------       -------------
Income (loss)  before income taxes
  and extraordinary items                               12,942          (3,859,445)         (4,390,064)         (7,903,715)
Benefit for income taxes                                    --                  --                  --                  --
                                                 -------------       -------------       -------------       -------------
Net income (loss) before
  extraordinary items                                   12,942          (3,859,445)         (4,390,064)         (7,903,715)
Extraordinary items:
  Loss on early retirement of debt, net of
     income taxes of $0.00                            (313,824)                 --            (313,824)                 --
  Gain on sale of subsidiary stock in
     public offering, net of income taxes
     of $0.00                                        5,874,149                  --           5,874,149                  --
                                                 -------------       -------------       -------------       -------------
Net income (loss)                                $   5,573,267       $  (3,859,445)      $   1,170,261       $  (7,903,715)
                                                 -------------       -------------       -------------       -------------

Net income (loss) per common share:
Basic
  Basic income before extraordinary items        $        0.00       $       (0.59)      $       (0.55)      $       (1.21)
  Extraordinary items, net of income taxes                0.64                  --                0.70                  --
                                                 -------------       -------------       -------------       -------------
  Net income (loss)                              $        0.64       $       (0.59)      $        0.15       $       (1.21)
                                                 -------------       -------------       -------------       -------------
Diluted
  Diluted income before extraordinary items      $        0.00       $       (0.59)      $       (0.45)      $       (1.21)
  Extraordinary items,  net of income taxes               0.47                  --                0.57                  --
                                                 -------------       -------------       -------------       -------------
  Net income (loss)                              $        0.47       $       (0.59)      $        0.12       $       (1.21)
                                                 -------------       -------------       -------------       -------------

Weighted average number of common
  shares outstanding:
  Basic                                              8,655,830           6,519,440           7,961,550           6,533,103
  Diluted                                           11,882,328           6,519,440           9,779,216           6,533,103




          See accompanying notes to consolidated financial statements.

                                PERFUMANIA, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Thirty-nine         Thirty-nine
                                                                          Weeks Ended         Weeks Ended
                                                                        October 30, 1999   October 31, 1998
                                                                        ----------------   -----------------
Cash flows from operating activities:
 Net income (loss)                                                        $  1,170,261       $ (7,903,715)
 Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
    Provision for doubtful accounts                                             45,000             90,000
    Depreciation and amortization                                            3,512,908          3,281,168
    Minority interest                                                         (154,860)                --
    Extraordinary gain on sale of subsidiary stock                          (5,874,149)                --
    Extraordinary loss on early retirement of debt                             313,824                 --
    Beneficial conversion feature of convertible
          notes payable                                                      1,365,384                 --
    Changes in operating assets and liabilities:
         Trade receivables                                                  (5,195,680)          (542,358)
         Advances to suppliers                                              (1,909,783)         1,901,257
         Inventories                                                       (16,455,688)         1,018,432
         Prepaid expenses and other current assets                            (910,287)           515,840
         Tax refund receivable                                                      --            814,766
         Other assets                                                         (195,693)            77,849
         Accounts payable - non affiliates                                   3,672,294            146,859
         Accounts payable - affiliates                                       7,756,554          8,018,457
         Accrued expenses and other liabilities                             (1,213,439)          (799,018)
         Income taxes payable                                                 (116,829)          (137,556)
         Long term severance payable                                          (816,371)                --
                                                                          ------------       ------------
         Total adjustments                                                 (16,176,815)        14,385,696
                                                                          ------------       ------------
         Net cash (used in) provided by operating
           activities                                                      (15,006,554)         6,481,981
                                                                          ------------       ------------

Cash flows from investing activities:
         Additions to property and equipment                                (2,838,739)        (7,726,036)
                                                                          ------------       ------------
         Net cash used in investing activities                              (2,838,739)        (7,726,036)
                                                                          ------------       ------------

  Cash flows from financing activities:
         Borrowings and repayments under loan payable                        7,125,229          2,707,817
         Borrowings and repayments under subordinated note                  (3,000,000)                --
         Repayments and loans to related parties                                    --             51,869
         Principal payments under capital lease obligations                   (330,847)          (849,227)
         Net advances to shareholder and officers                             (335,100)           150,000
         Issuance of convertible notes payable                               4,000,000                 --
         Payment of redeemable common equity                                  (470,588)                --
         Proceeds from initial public offering of
            wholly-owned subsidiary                                         22,010,655                 --
         Exercise of stock options                                             153,020                 --
         Purchase of treasury stock                                                 --           (564,367)
                                                                          ------------       ------------
         Net cash provided by financing activities                          29,152,369          1,496,092
                                                                          ------------       ------------
         Increase in cash and cash equivalents                              11,307,076            252,037
         Cash and cash equivalents, beginning of period                      1,745,603          1,554,117
                                                                          ------------       ------------
         Cash and cash equivalents, end of period                         $ 13,052,679       $  1,806,154
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

The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K/A for the fiscal year ended January 30, 1999 filed with the SEC on September 17, 1999.

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company incurred a net loss before extraordinary items during the thirty-nine week period ended October 30, 1999 of approximately $4.4 million. In addition, the Company was in violation of certain debt covenants contained in its bank line of credit at January 30, 1999. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. The waiver was extended until December 30, 1999 (See Note 2).

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

In order to obtain additional funding, the Company made an initial public offering of the common stock of perfumania.com, inc., which was a wholly-owned subsidiary of the Company until the completion of the initial public offering. The offering raised approximately $22.0 million, net of offering expenses. The net proceeds of the offering are being used for working capital and other general corporate purposes and also repayment of any outstanding indebtedness to the Company as well as reduction of the outstanding balance in the Company's line of credit (See Note 7).

Additionally, in April 1999 and July 1999, the Company issued a total of $4 million of convertible notes to a group of private investors (See Note 6) and in July 1999 the Company obtained a $2.5 million short-term unsecured loan from a wholesale customer.

Management believes that its borrowing capacity under the current line of credit facility, or from an alternative line of credit facility, projected cash flows from operations, proceeds from the initial public offering of perfumania.com, inc. and other short term borrowings will be sufficient to support working capital needs, capital expenditures and debt service for the next twelve months.

2) BANK LINE OF CREDIT

As of January 30, 1999, the Company was in violation of certain financial and operating covenants and as a result of these violations, the Company was in default under the line of credit agreement. As a result, the bank could demand payment of the amounts outstanding under the line of credit agreement. Due to these violations, the Company has incurred the default rate of interest, prime plus 4%, since December 1998. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. The bank agreed to less restrictive covenants provided that certain events commenced prior to September 30, 1999. One such event included that perfumania.com, inc. (a then wholly-owned subsidiary) was to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million was to be repaid to the Company. All such required events occurred and the waiver of default granted by the bank automatically renewed for an additional 90 day period. The Company is currently in discussions with the bank to amend certain conditions of the loan to be more favorable and to extend the term of the loan.

3) BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing income (loss) by the weighted average number of common shares outstanding. Diluted income per share includes the dilutive effect of those stock options where the average market price of the common shares exceeds the option exercise prices for the respective years, and the dilutive effect of those convertible notes which are convertible into common stock.

4) SEGMENT INFORMATION

The Company operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.


                                        Thirteen Weeks    Thirteen Weeks     Thirty-nine       Thirty-nine
                                            Ended             Ended          Weeks Ended       Weeks Ended
                                      October 30, 1999  October 31, 1998   October 30, 1999  October 31, 1998
                                      ----------------  ----------------   ----------------  ----------------

Net sales to external customers
    Wholesale                           $ 11,149,562      $  6,993,408      $ 33,364,517      $ 30,696,200
    Retail                                36,546,499        30,091,080        99,685,022        84,540,627
                                        ------------      ------------      ------------      ------------
       Total net sales to external      $ 47,696,061      $ 37,084,488      $133,049,539      $115,236,827
                                        ------------      ------------      ------------      ------------
customers

Intersegment sales
     Wholesale                          $  6,790,340      $  7,393,112      $ 14,322,584      $ 21,259,782
                                        ------------      ------------      ------------      ------------
       Total intersegment sales         $  6,790,340      $  7,393,112      $ 14,322,584      $ 21,259,782
                                        ------------      ------------      ------------      ------------

Cost of goods sold
    Wholesale                           $  8,521,012      $  6,079,837      $ 26,068,562      $ 24,682,207
    Retail                                19,037,207        15,984,390        52,436,203        44,218,167
                                        ------------      ------------      ------------      ------------
       Total cost of goods sold         $ 27,558,219      $ 22,064,227      $ 78,504,765      $ 68,900,374
                                        ------------      ------------      ------------      ------------

Gross profit
     Wholesale                          $  2,628,550      $    913,571      $  7,295,955      $  6,013,993
     Retail                               17,509,292        14,106,690        47,248,819        40,322,460
                                        ------------      ------------      ------------      ------------
       Total gross profit               $ 20,137,842      $ 15,020,261      $ 54,544,774      $ 46,336,453
                                        ------------      ------------      ------------      ------------

Depreciation and amortization
     Retail                             $  1,198,481      $  1,104,130      $  3,512,908      $  3,280,603
                                        ------------      ------------      ------------      ------------
       Total depreciation and
         amortization                   $  1,198,481      $  1,104,130      $  3,512,908      $  3,280,603
                                        ------------      ------------      ------------      ------------

Capital expenditures
     Retail                             $  1,025,800      $  2,521,735      $  2,838,739      $  7,726,036
                                        ------------      ------------      ------------      ------------

       Total capital expenditures       $  1,025,800      $  2,521,735      $  2,838,739      $  7,726,036
                                        ------------      ------------      ------------      ------------



          Number of Stores               280              294

                                  October 30,     January 30,
                                     1999             1999
                                 -----------      -----------
          Inventory
             Wholesale           $ 8,464,675      $ 8,227,522
             Retail               61,871,145       45,652,610
                                 -----------      -----------
                                 $70,335,820      $53,880,132
                                 -----------      -----------



An unaffiliated customer of the wholesale segment accounted for approximately 9% and 8% of the consolidated net sales for the thirty-nine weeks ended October 30, 1999 and October 31, 1998, respectively, and 6% and 2% of the consolidated net trade accounts receivable balance at October 30, 1999 and October 31, 1998, respectively.

During the thirty-nine weeks ended October 30, 1999 and October 31, 1998, the wholesale segment included foreign sales of approximately $2.0 million and $2.3 million, respectively.

5) STOCK SUBSCRIPTION

In March 1999, the Company entered into subscription agreements for the sale of 235,293 shares of the Company's common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999 and the shares were issued in June 1999. The subscription agreements required that the Company file the appropriate registration statements with the SEC within six months from the date of the agreements to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price was less than $8.50 per share, the Company was obligated to reimburse the investor group the lesser of (a) the product of the difference between $8.50 and the closing bid price of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the agreements or (b) the product of $2.00 multiplied by the number of shares issued under the subscription agreements. As of January 30, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheet. Based on the market price of the Company's common stock on the effective date of the registration, the Company paid the $470,588 to the investor group in October 1999.


6) CONVERTIBLE NOTES

In April 1999, the Company entered into a securities purchase agreement and issued an aggregate of $2 million worth of its Series A convertible notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $385,000 which represents a non-cash interest charge and is included in other expense for the thirty-nine weeks ended October 30, 1999. The agreement required the Company to file a registration statement with the SEC within forty-five days after the date of issuance of the convertible notes. The conversion price is the lower of (A) $4.35 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate $2 million worth of its Series B convertible notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $981,000 which represents a non-cash interest charge and is included in other expense for the thirty-nine week period ending October 30, 1999. The agreement required the Company to file a registration statement with the SEC within forty-five days after the date of issuance of the convertible notes. The conversion price is the lower of (A) $3.40625 per share, subject to adjustment and (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

7) PERFUMANIA.COM

In February 1999, the Company, through its then wholly-owned subsidiary, perfumania.com, inc. began operation of an internet commerce site, perfumania.com. The Company intends to capitalize on its name recognition and cross marketing opportunities with its stores to become a top discount retailer of fragrance and related products on the internet. All orders placed with the internet site are shipped from the Company's existing distribution center in Miami, Florida.

On September 29, 1999, perfumania.com, inc. completed an initial public offering (the "Offering") of its common stock representing approximately 47% of the common stock outstanding following the Offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company. The offering raised approximately $22.0 million, net of expenses, including approximately $6.2 million, net of expenses, for the Company's 1,000,000 shares.

The Company has recorded a gain on its sale of the 1,000,000 shares of perfumania.com inc. common stock in the Offering totaling approximately $5.9 million on its income statement as an extraordinary item in accordance with generally accepted accounting principles. The gain is net of issuance costs of approximately $1.1 million which includes the Company's portion of the fair value of common stock warrants issued by perfumania.com inc. (approximately $367,000).

Pursuant to the offering on September 29, 1999, perfumania.com, inc. entered into warrant agreements to issue to the underwriters warrants to purchase up to 350,000 shares of common stock at an exercise price per share equal to $9.80. The warrants are exerciseable for a period of five years from the date of grant. The estimated fair value of these warrants at the date of grant were $1,284,500 of which approximately $367,000 was allocated to the Company. In addition, perfumania.com, inc. granted an option to the underwriters to purchase up to 525,000 shares of common stock at $7.00 per share. Subsequant to the offering the option was cancelled.


8) CONTINGENCIES

In December of 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against the Company in the Southern District of New York for infringing upon their exclusive right to sell the Boucheron bottle and is seeking $1.5 million in damages. The plaintiff's theory is based on the fact that they have a valid patent for the bottles and that Perfumania's sales of such bottles cannot in any way control by resort to an infringement suit the resale of a patented article which he has sold. The Company filed a motion to dismiss during February 1994. On March 20, 1995 the Court denied the Company's motion to dismiss and on April 14, 1995, the Company filed its answer to the complaint. Discovery is in progress.

In the opinion of management and counsel, the ultimate outcome of the aforementioned litigation will not have a material effect on the accompanying financial statements.

During 1996 and 1997, the Company made sales to L. Luria & Son, Inc. ("Luria's") in the amounts of $2,473,623 and $1,999,823, respectively. The Company wrote off in 1997 receivables from Luria's in the approximate amount of $1,200,000. The Company has been characterized as an insider, as defined by the United States Bankruptcy Code, in the liquidating plan of reorganization filed on April 6, 1998 by Luria's in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleged that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. In July 1999, the Company agreed with the unsecured creditors to settle all claims held by Luria's against the Company for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement was approved by the Bankruptcy Court in November 1999. The full amount of the settlement was accrued for in the Company's financial statements as of October 30, 1999 and for the year ended January 30, 1999.

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

9) RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes the accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS
No. 133.

10) RELATED PARTY TRANSACTIONS

On August 31, 1999, the Company entered into a stock purchase agreement with a company affiliated through common ownership. The agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to this affiliated company in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights. For the thirteen weeks ended October 30, 1999, the Company recorded an extraordinary loss of approximately $314,000 representing the difference between the transfer price and the market price of the shares on August 31, 1999.

On October 4, 1999, the Company signed an $8,000,000 subordinated note agreement with a company affiliated through common ownership, in exchange for an equal reduction in the amount of trade payables due the affiliate. The note is due on May 31, 2000 with various periodic principal payments and bears interest at prime plus 1%. The note, including principal and interest, is subordinate to all bank related indebtedness. On October 6, 1999, the Company paid $3,000,000 pursuant to the terms of the note. The outstanding amount of the indebtedness is included in the consolidated balance sheet as subordinated note payable-affiliate.

On October 29, 1999, the Company sold certain assets to perfumania.com, inc. consisting primarily of an e-commerce greeting card website for $500,000. All gains and losses on the transaction have been eliminated in consolidation.

11) SUBSEQUENT EVENT

On December 10, 1999, the Company signed an Option Agreement (the "Agreement") with an investment firm granting the investment firm two options to acquire up to 2,500,000 shares of perfumania.com, inc. from the Company for consideration in the amount of $12,500. The first option provides that the investment firm may purchase 2,000,000 shares for $6.00 per share on or prior to January 15, 2000 and provided that this option has been exercised, a second option provides that the investment firm may purchase 500,000 shares for $8.00 on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Agreement. The Agreement provides that if the first option is exercised, nominees of the investment firm will be appointed to constitute the majority of the members of the board of directors of perfumania.com, inc. subject to satisfaction of applicable SEC regulations. Subject to the exercise of the first option, the Agreement also limits the amount of shares of perfumania.com, inc. that may be sold by the Company, as well as the timing of these sales. Assuming that both options are exercised for a total of 2,500,000 shares, the Company will retain 1,500,000 shares of the total 7,500,000 outstanding shares of perfumania.com, inc.

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

    DEPENDENCE ON LINE OF CREDIT. As discussed above, the Company experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. The Company utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on the Company's borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms. The Company has violated certain debt covenants contained in its bank line of credit agreement. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. The waiver was subsequently extended until December 30, 1999.

    DEPENDENCE ON KEY PERSONNEL. Jerome Falic, the Company's President, is primarily responsible for the Company's merchandise purchases, and has developed strong, reliable relationships with suppliers, as well as customers of the Wholesale division in the United States, Europe, Asia and South America. The loss of service of either of his, or any of the Company's other current executive officers could have a material adverse effect on the Company (See Note
2).

    QUALIFIED ACCOUNTANTS' REPORT. In reporting on the Company's audited consolidated financial statements as of January 30, 1999 and January 31, 1998 and for each of the three years in the period ended January 30, 1999, the report of the Company's independent accountants contained an explanatory paragraph indicating factors which create substantial doubt about the Company's ability to continue as a going concern. Such factors include recurring net losses in fiscal 1998 and 1997 and the Company's default on its bank line of credit agreement as a result of its violation of certain debt covenants, which has been waived by the bank on July 14, 1999, through September 30, 1999 as of and for the year ended January 30, 1999. (See Note 2).

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

    YEAR 2000 READINESS. The Year 2000 issue is the result of computer and other business systems being written using two digits rather than four to represent the year. Many of the time sensitive applications and business systems of the Company and its business partners may recognize a date using "00" as the year 1900 rather than the year 2000, which could result in system failure or disruption of operations. Although the Year 2000 problem will impact the Company and its business partners, a preliminary assessment of the Year 2000 exposure has been made by the Company and, primarily because an upgarde of the Company's major management information systems has been completed, the Company believes it will be able to achieve Year 2000 readiness for its internal systems by the fourth quarter of 1999. The Company believes that it will satisfactorily resolve all significant Year 2000 problems and that the related costs will not be material. However, estimates of Year 2000 related costs are based on numerous assumptions, including the continued availability of certain resources, the ability to acquire accurate information regarding third party suppliers, and the ability to correct all relevant applications and the third party modification plans. There is no guarantee that the estimates will be achieved and actual costs could differ materially from those anticipated. Moreover, the failure of a major vendor's systems to operate properly with respect to the Year 2000 problem on a timely basis or a Year 2000 conversion that is incompatible with the Company's systems could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company has prepared contingency plans which include the identification of the most reasonably likely worst case scenarios. Currently, the most reasonably likely sources of risk to the Company include (a) the disruption of the Company's internal inventory management system, (b) the inability of principal suppliers or logistics providers to be Year 2000-ready, which could result in delays in product deliveries from such suppliers or logistics providers and (c) failure of systems and necessary infrastructure such as electricity supply. The Company is preparing plans to flow inventory around an assumed period of disruption to the Company's stores, which could include accelerating distribution of high volume merchandise, and critical products to reduce the impact of significant failure.

    OTHER. The Company has been characterized as an insider in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. ("Luria's") in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida, to recover substantial funds from the Company. The complaint alleges that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and seeks recovery of said preference payments, as well as disallowing any and all claims of the Company against Luria's until full payment of the preference payments have been made. In July 1999, the Company agreed with the unsecured creditors to settle all claims held by Luria's against the Company for the sum of $1.2 million, payable over the next nine months according to a repayment schedule. This settlement was approved by the Bankruptcy Court in November 1999. The full amount of the settlement was accrued for in the Company's financial statements as of October 30, 1999 and for the year ended January 30, 1999.

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


LIQUIDITY AND CAPITAL RESOURCES

The Company's principal capital requirements are to fund working capital needs, new store additions and renovation of existing stores. For the first thirty-nine weeks of fiscal 1999, these capital requirements have generally been satisfied by short term borrowings and issuance of convertible notes payable.

Net cash used in operating activities during the thirty-nine weeks ended October 30, 1999 was approximately $15.0 million, principally as a result of the net change in the Company's inventory, trade receivables and accounts payable. At October 30, 1999, approximately $1.4 million of the Company's trade receivables were considered past due compared to $1.1 million at January 30, 1999. Of the $9.3 million in trade receivables due from unaffiliated customers, $0.5 million was due from one customer. The Company has not experienced any write-offs of accounts receivable from this customer due to collectibility.

Net cash used in investing activities during the thirty-nine weeks ended October 30, 1999 was $2.8 million compared to $7.7 million for the same period last year. This primarily represents purchases of furniture, fixtures and equipment for new store openings, information systems enhancements and the renovation of existing stores during the first three quarters. The decrease in capital expenditures is due to fewer store openings in fiscal 1999 compared with fiscal 1998.

Net cash provided by financing activities during the thirty-nine weeks ended October 30, 1999 was approximately $29.2 million compared with approximately $1.5 million for the same time period in the prior year. The increase was primarily the result of the issuance of an aggregate of $4 million convertible notes (See Note 6), the issuance of a $2.5 million short-term note payable to a wholesale customer, an increased use of the Company's line of credit during the first thirty-nine weeks of 1999 and the initial public offering of the Company's wholly-owned subsidiary, perfumania.com, inc. (See Note 7).

The Company's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth and book value and the achievement of specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings and purchases of treasury stock and prohibits distribution of dividends. As of January 30, 1999, the Company was in violation of some of the above covenants and, as a result of these violations, was in default under the line of credit agreement. As a result, the Company incurred the default rate of interest, prime plus four percent beginning December 1998 and the bank could demand repayment of the amounts outstanding under the line of credit agreement. On July 14, 1999, the Company obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company. All such required events occurred and the waiver of default granted by the bank automatically renewed for an additional 90 day period. The Company is currently in discussions with the bank to amend certain conditions of the loan to be more favorable and to extend the term of the loan.

In July 1999, the Company obtained a $2.5 million unsecured loan from a wholesale customer bearing an interest rate of 24%. The loan is payable in full December 1999.

On August 31, 1999 the Company entered into a stock purchase agreement with a company affiliated through common ownership. The agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to this affiliated company in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement, the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights. The Company recorded an extraordinary loss of approximately $314,000 representing the difference between the transfer price and the market price of the shares on August 31, 1999, which was recorded during the third quarter of fiscal year 1999.

During the thirteen weeks ended October 30, 1999, the Company opened 2 stores and closed 3. At October 30, 1999, the Company operated 280 stores. The Company currently plans to open 2 additional stores and close up to 5 additional stores during the fourth quarter of fiscal 1999.


RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED OCTOBER 30, 1999 WITH THE THIRTEEN WEEKS ENDED OCTOBER 31, 1998.

Net sales increased from $37.1 million in the thirteen weeks ended October 31, 1998, to $47.7 million in the thirteen weeks ended October 30, 1999. Wholesale sales increased 59.4% (from $7.0 million to $11.1 million) and retail sales increased by 21.5% (from $30.1 million to $36.6 million). The increase in wholesale sales is attributable to increased availability of merchandise during the thirteen weeks ended October 30, 1999 compared to the same period in fiscal 1998, as well as efforts to reduce the levels of non-designer fragrance inventory. Wholesale sales fluctuate from quarter to quarter and sales during a particular quarter are not indicative of the sales that are expected to occur for the fiscal year. The increase in retail sales was principally due to the increase in comparable retail store sales. Comparable store sales during the current period increased 15.8% when compared to last year.

Gross profit increased 34.1% from $15.0 million in the thirteen weeks ended October 31, 1998 (40.5% of net sales) to $20.1 million in the thirteen weeks ended October 30, 1999 (42.2% of net sales) due to increases in gross profit for both the wholesale and retail divisions.

Gross profit for the wholesale division increased from $.9 million in the thirteen weeks ended October 31, 1998 to $2.6 million in the thirteen weeks ended October 30, 1999 due to higher wholesale sales. As a percentage of net sales, gross profit for the wholesale division increased from 13.1% in the thirteen weeks ended October 31, 1998 to 23.6% in the thirteen weeks ended October 30, 1999, primarily as a result of higher margin sales.

Gross profit for the retail division increased to $17.5 million in the thirteen weeks ended October 30, 1999 from $14.1 million in the thirteen weeks ended October 31, 1998 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division increased from 46.9% in the thirteen weeks ended October 31, 1998 to 47.9% in the thirteen weeks ended October 30, 1999 primarily as a result of higher merchandise gross margins, improved merchandise assortments and less discounting.

Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 3.9% from $17.9 million in the thirteen weeks ended October 31, 1998 to $18.6 million in the thirteen weeks ended October 30, 1999. As a percentage of net sales, operating expenses decreased from 48.2% during the thirteen weeks ended October 31, 1998 to 39.0% during the thirteen weeks ended October 30, 1999. Operating expenses as a percentage of net sales decreased due to the impact of higher comparable retail store sales, higher wholesale sales and the closure of underperforming locations in 1998 and 1999.

Other expenses, which include interest expense, increased by 48.7% from $1.0 million for the thirteen weeks ended October 31, 1998 to $1.5 million for the thirteen weeks ended October 30, 1999. The increase is principally because the Company has incurred an increase in the interest rate on its bank line of credit compared to the comparative period in 1998, the issuance of $4.0 million of convertible notes payable (See Note 6) and a $2.5 million short-term note payable to a vendor.

As a result of the foregoing, the Company had a net income before extraordinary items of $12,942, or $0.00 per diluted share, in the thirteen weeks ended October 30, 1999 compared to a net loss of $3,859,445, or $(0.59) per diluted share, in the thirteen weeks ended October 31, 1998.

Extraordinary items during the thirteen weeks ended October 30, 1999, totaled approximately $5.6 million. The increase is a result of a gain of approximately $5.9 million recognized as a result of the Company's sale of perfumania.com, inc. common stock in the Offering (see note 7), offset by a loss of approximately $0.3 million representing the difference between the transfer price and the market price of the shares issued pursuant to a stock purchase agreement entered into on August 31, 1999 (See Note 10).

COMPARISON OF THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999 WITH THE THIRTY-NINE WEEKS ENDED OCTOBER 31, 1998

Net sales increased 15.5% from $115.2 million in the thirty-nine weeks ended October 31, 1998 to $133.0 million in the thirty-nine weeks ended October 30, 1999. The increase in net sales was due to a 17.9% increase in retail sales (from $84.5 million to $99.7 million), and a 8.7% increase in wholesale sales (from $30.7 million to $33.4 million).

The increase in retail sales was principally due to the increase in comparable retail store sales. Comparable store sales during the thirty-nine weeks ended October 30, 1999 increased 10.8% when compared to last year.

Gross profit increased 17.7% from $46.3 million in the thirty-nine weeks ended October 31, 1998 (40.2% of net sales) to $54.5 million in the thirty-nine weeks ended October 31, 1999 (41.0% of net sales) as a result of increases in both retail and wholesale sales.

Gross profit for the wholesale division increased 21.3% from $6.0 million in the thirty-nine weeks ended October 31, 1998 to $7.3 million in the thirty-nine weeks ended October 30, 1999. As a percentage of net sales, gross profit for the wholesale division increased from 19.6% in the thirty-nine weeks ended October 31, 1998 to 21.9% in the thirty-nine weeks ended October 30, 1999.

Gross profit for the retail division increased 17.2% from $40.3 million in the thirty-nine weeks ended October 31, 1998 to $47.2 million in the thirty-nine weeks ended October 30, 1999. The retail division's gross margin decreased from 47.7% in the thirty-nine weeks ended October 31, 1998 to 47.4% in the thirty-nine weeks ended October 30, 1999.

Operating expenses increased $3.0 million in the thirty-nine weeks ended October 30, 1999 compared to the thirty-nine weeks ended October 31, 1998. As a percentage of net sales, operating expenses decreased from 44.2% during the thirty-nine weeks ended October 31, 1998 to 40.5% during the thirty-nine weeks ended October 30, 1999. Operating expenses as a percentage of net sales decreased due to the impact of higher comparable retail store sales, the closure of under-performing locations in 1998 and 1999 and the reversal of $700,000 of accrued expenses for the Luria's litigation which was settled in July 1999.

Other expenses, which include interest expense, increased by 52.1% from $3.3 million for the thirty-nine weeks ended October 31, 1998 to $5.1 million for the thirty-nine weeks ended October 30, 1999. The increase is principally due to the beneficial conversion cost of approximately $1.4 million associated with the issuance of the convertible notes in April 1999 and July 1999 (See Note 7). In addition, the Company has incurred a higher rate of interest on its bank line of credit compared to the same period in 1998.

During the thirty-nine weeks ended October 30, 1999 the Company had a net loss before extraordinary items of $4,390,064 or $(0.45) per diluted share, compared to a net loss of $7,903,715 or $(1.21) per diluted share during the thirty-nine weeks ended October 31, 1998.

Extraordinary items during the thirty-nine weeks ended October 30, 1999, totaled approximately $5.6 million. The increase is a result of a gain of approximately $5.9 million recognized primarily as a result of the Company's sale of perfumania.com, inc. shares in the Offering (See Note 7), offset by a loss of approximately $0.3 million representing the difference between the transfer price and the market price of the shares issued pursuant to a stock purchase agreement entered into on August 31, 1999 (See Note 10).


YEAR 2000

The following critical application systems areas are the focus of the Company's Y2K compliance efforts; (1) Merchandising, (2) Inventory Management and Distribution, (3) Point-of-sales systems, (4) Human Resources and (5) Finance and Accounting. The Merchandising and Finance and Accounting systems are currently being upgraded utilizing vendor software certified as Y2K compliant. The Inventory Management and Distribution systems as well as the Human Resource system were to be upgraded in the fourth quarter of 1999. The Point-of-Sale system will be upgraded in the fourth quarter of 1999. The Company's hardware and communications network is currently being inventoried, assessed, and where instances of non-compliance are noted, upgraded and tested.

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

The Company has tracked the Year 2000 compliance status of its material vendors and suppliers via the Company's own internal vendor compliance effort. Year 2000 correspondence was sent to critical vendors and suppliers during the second and third quarters of 1999, with continued follow up for those who fail to respond. All vendor responses will be evaluated to assess any possible risk to or effect on the Company's operations. During the third quarter of 1999, the Company implemented additional procedures for assessing the Year 2000 compliance status of its most critical vendors and will modify its contingency plans accordingly.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended October 30, 1999 there have been no material changes in the information about the Company's market risks as of January 30, 1999 as set forth in Item 7A of the 1999 Form 10-K.

PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

For a discussion of the legal contingencies associated with the Luria's and Boucheron cases, see Note 8 of the Notes to Consolidated Financial Statements in
Item 1 of Part I of this report.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

On August 31, 1999, the Company entered into a stock purchase agreement with a company affiliated through common ownership. The agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to this affiliated company in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights. The issuance of these shares are pursuant to the exemption rules of section 4(2) of the securities act of 1933, as amended.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Index to Exhibits

                                      Exhibit
                                      Number      Description of Exhibit
                                      -------     ----------------------
                                      27.1       Financial Data Schedule (1)
------------------

1) Filed herewith.

                  (b) The Company did not file any reports on Form 8-K during the quarter ended October 30, 1999.

                                PERFUMANIA, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                PERFUMANIA, INC.
                                (Registrant)



Date:  December 14, 1999        By: /s/ Ilia Lekach
                                   ---------------------------------------------
                                   Ilia Lekach
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By: /s/ Donovan Chin
                                   ---------------------------------------------
                                    Donovan Chin
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)