Form 10-K
period 2000-01-29
E COM VENTURES INC
filed 2000-05-15
CIK 880460

                             SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED JANUARY 29, 2000 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                         COMMISSION FILE NUMBER 0-19714

                E COM VENTURES, INC. (formerly PERFUMANIA, INC.)

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

     FLORIDA (State or other jurisdiction of incorporation or organization)

               65-0977964 (I.R.S. Employer Identification Number)

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

    As of May 10, 2000, the number of shares of the registrant's Common Stock outstanding was 8,419,317. The aggregate market value of the Common Stock held by non affiliates of the registrant as of May 10, 2000 was approximately $12,282,100, based on the closing price of the Common Stock ($2.5625) as reported by the Nasdaq National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information called for by Part III is incorporated to the Proxy Statement for the Annual Meeting of Shareholders of the company, which will be filed no later than 120 days after the close of the fiscal year end.

                                TABLE OF CONTENTS

   ITEM                                                                                               PAGE
   ----                                                                                               ----
                                                      PART I

    1.          Business...........................................................................      3
    2.          Properties.........................................................................      9
    3.          Legal Proceedings..................................................................      9
    4.          Submission of Matters to a Vote of Security Holders................................     10

                                                      PART II

    5.          Market for Registrant's Common Equity and Related Stockholder Matters..............     11
    6.          Selected Financial Data............................................................     12
    7.          Management's Discussion and Analysis of Financial Condition
                    and Results of Operations......................................................     13
    7A.         Quantitative and Qualitative Disclosures About Market Risks........................     21
    8.          Financial Statements and Supplementary Data........................................     22
    9.          Changes in and Disagreements with Accountants in Accounting
                    and Financial Disclosures........................................................   59

                                                     PART III

   10.          Directors and Executive Officers of the Registrant.................................     60
   11.          Executive Compensation.............................................................     61
   12.          Security Ownership of Certain Beneficial Owners and Management.....................     61
   13.          Certain Relationships and Related Transactions.....................................     61

                                                      PART IV

   14.          Exhibits, Financial Statements Schedules and Reports on Form 8-K...................     62

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

                                     PART I.

ITEM 1.      BUSINESS

GENERAL

     E Com Ventures, Inc. (the "Company") previously operated under the name Perfumania, Inc. ("Perfumania"). In order to provide greater flexibility for expansion, broaden the alternatives available for future financing and generally provide for greater administrative and operational flexibility, on February 1, 2000, we reorganized into a holding company structure with the Company as the holding company and Perfumania as a wholly owned subsidiary.

     The reorganization was effected through the formation of the Company as a wholly owned subsidiary of Perfumania and the formation by the Company of E Com Sub, Inc., which was merged with and into Perfumania, with Perfumania as the surviving corporation.

     As a result of the merger, Perfumania became a wholly owned subsidiary of the Company. The reorganization was effected in accordance with the provisions of Florida law and approval of the shareholders of Perfumania was not required.

     As a result of the merger, each outstanding share of common stock, $.01 par value, of Perfumania issued and outstanding immediately prior to the merger, was automatically converted into one share of common stock, $.01 par value, of the Company. As a result, Perfumania shareholders now hold common stock in the Company (instead of Perfumania).

     Because the corporate name of the Company after the effective time of the merger is different than the corporate name of Perfumania prior to the effective time of the merger, Florida law requires a physical exchange of certificates. Accordingly, certificates formerly representing shares of common stock of Perfumania may be submitted to the Company's stock transfer agent for replacement. The reorganization was tax free for federal income tax purposes for the shareholders of Perfumania.

BUSINESS STRATEGY

     Our Internet strategy includes the internal development and operation of majority-owned subsidiaries as well as taking strategic positions in other Internet related companies that have demonstrated synergies with our core business, Perfumania. Our strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within our portfolio. We believe that our strategy provides the ability to increase shareholder value as well as provide capital to support the growth in its subsidiaries and investments. We expect to continue to develop and refine the products and services of our businesses, with the goal of increasing revenue as new products are commercially introduced, and to continue to pursue the acquisition of or the investment in, additional Internet and service capable companies.

    Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of January 29, 2000, Perfumania operated a chain of 276 retail stores specializing in the sale of fragrances at discounted prices up to 60% below the manufacturer's suggested retail prices. Perfumania's wholesale division distributes approximately 1,100 stock keeping units (SKUs) of fragrances and related products to approximately 28 customers, including national and regional chains and other wholesale distributors throughout North America and overseas.

     Currently, Perfumania is the sole operating subsidiary of the Company. Perfumania operates its wholesale business as an unincorporated division and its retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc. ("Magnifique"), a wholly owned subsidiary of Perfumania. For ease of reference in this Form 10-K, Perfumania and Magnifique are referred to as segments. See
Item 6 for selected Financial Data by segment.

RETAIL SEGMENT

     MARKETING AND MERCHANDISING. Each of Perfumania's retail stores offers approximately 175 different brands of fragrances for women and men at prices up to 60% below the manufacturer's suggested retail prices. Stores stock brand name and designer brands such as Estee Lauder(R), Fendi(R), Yves Saint Laurent(R), Fred Hayman(R), Calvin Klein(R), Georgio Armani(R), Gucci(R), Ralph Lauren/Polo(R), Perry Ellis(R), Liz Claiborne(R), Giorgio(R), Hugo Boss(R), Halston(R), Christian Dior(R), Chanel(R) and Cartier(R). Perfumania also carries a private label line of bath & body and treatment products under the name
Jerome Privee, and a private label Nature's Elements line of cosmetics, treatment and aromatherapy. Perfumania believes that the continued expansion of its sales in the bath & body, cosmetic and treatment categories is very important to its future business. These private label lines could generate more frequent visits to Perfumania's stores and thereby increase sales. Perfumania also intends to continue to expand its gift accessories category by offering a wider assortment of vanity trays, perfume bottles and oil burners.

     The cornerstone of Perfumania's marketing philosophy is customer awareness that its stores offer an extensive assortment of brand name and designer fragrances at discount prices. Perfumania posts highly visible price tags for each item in a store, listing both the manufacturers' suggested retail price and Perfumania's discounted prices in order to enable customers to make price comparisons. In addition, we utilize sales promotions such as "gift with purchase" and "purchase with purchase" offers. From time to time, we test market in our stores additional specialty gift items.

     Perfumania's stores are "full-service" stores. Accordingly, store personnel are trained to establish a personal rapport with each customer, to identify customer preferences with respect to both product and price range, and to successfully conclude a sale. Management believes that attentive personal service and knowledgeable sales personnel are key factors to the success of Perfumania's retail stores. Perfumania's store personnel are compensated on a salary plus bonus basis. Perfumania has several bonus programs that provide incentives for store personnel to sell merchandise on which Perfumania has higher profit margins. In addition, to provide an incentive to reduce expenses, district and area managers are eligible to receive a bonus if store profit goals are met. Management believes that a key component of Perfumania's ability to increase profitability will be its ability to locate, train and retain store personnel and regional and district managers. Perfumania conducts comprehensive training programs designed to increase customer satisfaction.

     Perfumania primarily relies on its distinctive store design and window displays to attract the attention of prospective customers. Perfumania also distributes flyers and brochures in its stores and in the malls in which its stores are located. Perfumania has refocused a substantial portion of its advertising from national and local newspapers, television and radio to less expensive billboards and in-store promotions. The amount of advertising varies with the seasonality of the business.

     RETAIL STORES. Perfumania's standard store design includes signs and merchandise displays which are designed to enhance customer recognition of Perfumania's stores. Perfumania's stores average approximately 1,400 square feet, although stores located in manufacturer's outlet malls tend to be larger than Perfumania's other stores. Each store is managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. District or area managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service.

     INFORMATION SYSTEMS. Perfumania has a point-of-sale and management information system which integrates data from every significant phase of our operations and provides us with information for planning, purchasing, pricing, distribution, financial and human resources decisions. Inventory is received in each location using an automated inventory tracking system. Sales and inventory data is updated in our system each night by downloading information from our point-of-sale system, resulting in a perpetual daily inventory. Daily compilation of sales, gross margin and inventory data enables management to analyze profitability and sell through by item and product line as well as to monitor the success of sales promotions. In addition, the system prepares price labels and pick orders and provides for automatic reordering, minimum and maximum stocking levels and optimum order quantities based on actual sales. The information system also has automated time and attendance modules to capture payroll information through the stores' point-of-sale systems, E-Mail systems allowing daily communication among the stores, district managers and the corporate office and automated scheduling for store personnel. During fiscal year 1999, Perfumania upgraded the merchandising, inventory management and distribution and finance components of its management information system. During fiscal year 2000, Perfumania intends to upgrade its register software and hardware so that it will be able to perform promotional discounts automatically, calculate bonuses for employees at store level, perform inventories at store level and expand its E-Mail and printing capabilities. See "Year 2000" discussion under Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

    STORE LOCATION AND EXPANSION. Perfumania's 276 stores are located in 36 states, the District of Columbia and Puerto Rico, including 50 in Florida, 33 in New York, 22 in California and 18 in Texas. Perfumania's current business strategy is to focus on maximizing sales and profitability at existing stores, to continue to selectively close underperforming stores and on a limited basis, to open new stores in proven geographic markets. When opening new stores, Perfumania seeks locations throughout the United States principally in regional malls and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania emphasizes opening additional stores in markets where it already has a presence or to expand into additional markets that it believes have a population density to support a cluster of stores. Prior to selecting new store locations, Perfumania analyzes, among other things, the potential adverse effect of competition from new stores on the sales of existing stores.

    Currently, Perfumania's average cost for opening a store is approximately $175,000, including equipment, furniture and fixtures, build-out costs and other items. In addition, initial inventory in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season. To supplement the inventory in its stores, Perfumania carries at least four months supply of inventory at its warehouse.

    Through May 10, 2000, Perfumania had opened 1 store and closed 9 stores in fiscal year 2000. Perfumania opened 8 stores in fiscal year 1999, 36 stores in fiscal year 1998 and 40 stores in fiscal year 1997, (excluding 18 seasonal locations). Perfumania continuously monitors store performance and from time to time have closed underperforming stores, which typically have been older stores in undesirable locations. Perfumania attempts to schedule store closings after the Christmas holiday season. During fiscal years 1999, 1998 and 1997, Perfumania closed 21, 32 and 17 stores, respectively. For fiscal 2000, Perfumania will continue to focus on improving the profitability of its existing stores. Perfumania expects to open a maximum of 5 stores and close up to 15 during fiscal 2000.

WHOLESALE SEGMENT

    Perfumania is one of the largest wholesale distributors of fragrances in the United States. It distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 1999 and 1998, the wholesale division sold to approximately 28 and 41 customers, respectively. One of Perfumania's customers accounted for 30.4% and 24.8% of net wholesale sales during fiscal year 1999 and 1998, respectively. Foreign wholesale sales during fiscal year 1999 were $2.0 million, compared to $2.9 million during fiscal year 1998. See Note 13 to the Company's Consolidated Financial Statements included in Item 8 hereof.

    Perfumania believes that its ability to extend credit has been an important factor of wholesale sales. Most sales are made on open account terms, generally net 30 to 60 days following the receipt of goods. Other sales, with the exception of sales to our largest customer, are made on a basis of cash on or in advance of delivery or upon receipt of a letter of credit. The receivable from our largest customer was $0.1 million as of January 30, 1999. As of January 29, 2000, there was no receivable due from this customer. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

    The wholesale division offers its customers approximately 1,100 SKUs. The wholesale division's strategy for purchasing merchandise is to capitalize on market opportunities, to purchase those products that are in demand and to purchase merchandise available due to overstock situations or close-out sales. In addition, it takes Perfumania approximately 70 days after purchase to receive inventory for its wholesale division and an additional 20 days for the inventory to arrive at Perfumania's stores. As a result, the wholesale division generally carries at least four months' supply of inventory. Perfumania's warehouse inventory is generally higher than other retailers and wholesalers since Perfumania purchases a large amount of its inventories from the manufacturers and the secondary market and must assure itself of having consistent supplies of desirable inventories at favorable prices. Some of Perfumania's suppliers require monetary advances to purchase the inventory.

    Jerome Falic, Company's President, is primarily responsible for activities of the wholesale division. Perfumania believes that Mr. Falic has developed strong, reliable relationships with suppliers and customers in the United States, Europe, Asia and South America. Perfumania continuously seeks to develop new supplier and customer relationships. The wholesale division works closely with the retail division when determining which merchandise to purchase on behalf of Perfumania and the retail division will frequently direct the wholesale division to locate and purchase particular products. Perfumania purchases merchandise on behalf of both the wholesale division and the retail division which, we believe, allows both divisions to benefit from Perfumania's supplier relationships and volume discounts thereby obtaining a more reliable source of inventory at lower prices than many other wholesalers or retailers of perfume.

SOURCES OF SUPPLY

    During fiscal years 1999 and 1998, Perfumania purchased fragrances from 155 and 126 different suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on the most favorable available combination of prices, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania's purchases from its various suppliers changes constantly. As is customary in the perfume industry, Perfumania has no long-term or exclusive contract with any supplier.

    Merchandise is purchased both directly from manufacturers and secondary sources such as distributors, wholesalers, importers and retailers. Merchandise purchased by Perfumania from secondary sources includes trademarked and copyrighted products manufactured in foreign countries and trademarked and copyrighted products manufactured in the United States that may have been sold to foreign distributors. Substantially all of Perfumania's merchandise is covered by trademarks or copyrights owned by others. From time to time, United States trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of such foreign manufactured or previously exported trademarked products or restrict the sale of such goods in the United States, and Federal legislation for such purposes has been proposed but not yet adopted.

    In May 1988, the United States Supreme Court in K-MART v. CARTIER ("K-Mart"), upheld United States Customs Service regulations permitting the importation, without the consent of the United States trademark owner, of products manufactured overseas having legitimate foreign trademarks identical to United States trademarks, when the foreign and United States trademarks are owned by the same entity or entities under "common ownership or control." K-MART also held that where the foreign trademarked goods are produced by an unaffiliated entity authorized, but not controlled, by the United States trademark holder, the United States Customs Service cannot permit the importation of the goods without the consent of the United States trademark owner. Certain federal courts have narrowly interpreted the K-MART case as applying to a particular tariff statute, and the courts remain divided on the extent to which trademark, copyright or other laws or regulations may restrict the importation or sale of trademarked or copyrighted merchandise without the consent of the trademark or copyright owner, even where the entities owning and applying the trademark or copyright involved are under common ownership or control. For example, in LEVER BROS. v. UNITED STATES ("LEVER BROS."), a 1993 decision, the District of Columbia Circuit Court of Appeals held that the "common ownership or control" exception does not apply to foreign goods with an identical trademark but with physical material differences from the product produced by the United States trademark holder. Under LEVER BROS., such goods are barred from importation without the permission of the United States trademark holder. In addition, on November 23, 1992, the U.S. District Court for the Central District of California, in an unreported decision in PARFUMS GIVENCHY, INC. v. DRUG EMPORIUM, INC. ("PARFUMS"), which purports to follow a decision of the Ninth Circuit Court of Appeals, held that the sale of products manufactured abroad and imported into the United States, which would be covered by a U.S. copyright, without the consent of the U.S. copyright holder, is a copyright violation. This decision was upheld by the 9th Circuit Court of Appeals and on March 6, 1995, the U.S. Supreme Court denied Certiorari, without giving any reason. In March 1998, however, the United States Supreme Court in QUALITY KING DISTRIBUTORS v. L'ANZA RESEARCH INTERNATIONAL ("L'ANZA"), was faced with a situation in which a United States manufacturer had manufactured and sold certain goods with copyrighted labels affixed to a foreign purchaser. These goods somehow found their way from the foreign purchaser back into the United States without L'anza's permission, and were sold by Quality King to unauthorized retailers at discounted prices. The L'ANZA Court unanimously held that there was no copyright violation by Quality King because the "first sale" doctrine applied to imported copies. Although L'ANZA appears favorable to those involved in purchasing through secondary sources, we do not know how the L'ANZA decision will be applied to future situations.

    As is often the case in the fragrance and cosmetics business, some of the merchandise purchased by suppliers such as Perfumania may have been manufactured by entities, particularly foreign licensees and others, who are not the owners of the trademarks or copyrights for the merchandise. If Perfumania were called upon or challenged by the owner of a particular trademark or copyright to demonstrate that specific merchandise was produced and sold with the proper authority and it was unable to do so, Perfumania could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities, which could have an adverse effect on Perfumania's business and results of operations. Perfumania may not always be able to know or to demonstrate that the manufacturer of specific merchandise had proper authority from the trademark or copyright owner to produce the merchandise or permit it to be resold in the United States.

    During fiscal 1999, less than 30 percent of Perfumania's merchandise was purchased from gray market sources. Perfumania's gray market sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information. As a result, Perfumania cannot determine specifically what portion of its merchandise purchased from gray market sources could be affected by the potential actions discussed above or actions on other grounds. See "Item 3. Legal Proceedings" for a description of certain litigation predicated on grounds of patent infringement. There can be no assurance that future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the secondary sources of supply used by the Company or any of Perfumania's business activities. In addition, there can be no assurance that Perfumania's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others.

DISTRIBUTION

    Perfumania's retail and wholesale operations are served by its warehouse in Miami, Florida. The lease for the facility expires in July 2003. The warehouse is approximately 139,000 square feet, of which 20,000 square feet is utilized as office space. Perfumania's wholesale division also utilizes space in a third party bonded warehouse.

    Perfumania delivers merchandise utilizing its own trucks to its South Florida stores and utilizes independent national trucking companies to deliver merchandise to stores outside of the South Florida area. Deliveries generally are made weekly, with more frequent deliveries during the Christmas holiday season. Such deliveries permit the stores to minimize inventory storage space, and increase the space available for display and sale of merchandise. Perfumania ships merchandise to wholesale customers by truck, ship or plane. In addition, in order to expedite delivery of merchandise to its customers, Perfumania sometimes instructs its suppliers to ship merchandise directly to wholesale division customers.

COMPETITION

    The retail and wholesale perfume businesses are highly competitive. Perfumania's retail competitors include department stores, regional and national retail chains, independent drug stores, duty free shops and other specialty retail stores. Perfumania is the largest specialty retailer of discounted fragrances in the United States in terms of number of stores. Some of Perfumania's competitors sell fragrances at discount prices, and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania's stores compete on the basis of selling price, customer service, merchandise variety, store location and ambiance. Perfumania believes that its European-style perfumeries concept, full-service sales staff, discount prices, large and varied selection of brand name and designer fragrances and attractive shopping environment are important to its competitive position.

    Perfumania is one of the largest wholesale distributors of fragrances in the United States. The wholesale division competes directly with other perfume wholesalers and perfume manufacturers, some of which have substantially greater resources or merchandise variety than Perfumania. The wholesale division competes principally on the basis of merchandise selection and availability, selling price and rapid delivery.

EMPLOYEES

    At January 29, 2000, Perfumania had 1,592 employees, of whom 1,434 were employed in Perfumania's retail stores, 68 were employed in Perfumania's warehouse and distribution operations and the balance were employed in executive, administrative and other positions. Temporary and part-time employees are usually added during peak sales periods (principally between Thanksgiving and Christmas). None of Perfumania's employees are covered by a collective bargaining agreement and Perfumania considers its relationship with its employees to be good.

TRADE NAME AND SERVICE MARK

    Perfumania's stores use the trade name and service mark Perfumania(R). Perfumania also operates 2 stores under the trade name "Nature Elements", 4 stores under the trade name "Class Perfumes" in malls where the Company also operates a Perfumania(R) store, and 10 stand-alone stores under the trade name "Perfumania Plus". Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

PERFUMANIA.COM

    In February 1999, through a then wholly owned subsidiary, perfumania.com, inc., we began operation of an Internet commerce site, "perfumania.com". perfumania.com, inc. capitalizes on Perfumania's name recognition and cross marketing opportunities with its stores to become a top discount retailer of fragrance and related products on the Internet. All orders placed with the Internet site are shipped from the Company's existing distribution center in Miami, Florida.

    On September 29, 1999, perfumania.com, inc., which at the time was a wholly owned subsidiary of Perfumania, made an initial public offering of its common stock representing approximately 47% of the common stock outstanding following the offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by Perfumania. The offering raised approximately $22.0 million, net of offering costs. perfumania.com, inc. received net proceeds from the initial public offering of approximately $15.6 million which were used for working capital and other general corporate purposes, including repayment of any outstanding indebtedness to Perfumania. In connection with the public offering, the Company recorded a $9.7 million increase in additional paid-in capital representing its then 53% (four million shares) interest in perfumania.com, inc.'s net proceeds in the initial public offering under the equity method of accounting.

    On October 4, 1999, Perfumania sold certain assets to perfumania.com, inc. consisting primarily of an e-commerce greeting card website for $500,000, of which $450,000 has been reflected as a dividend, since the Company's cost basis in such assets amounted to $50,000.

    On December 10, 1999, we signed an Option Agreement (the "Agreement") with an investment firm granting the investment firm two options to acquire up to 2,500,000 shares of perfumania.com, inc. from Perfumania for consideration in the amount of $12,500. The investment firm exercised the first option for the 2,000,000 shares on January 11, 2000 and the Company realized proceeds of $12,000,000. In connection with such exercise, and upon satisfaction of applicable SEC regulations, nominees of the investment firm were appointed to constitute the majority of the members of the board of directors of perfumania.com, inc. The Agreement also limits the amount of shares of perfumania.com, inc. that may be sold by the Company, as well as the timing of these sales.

     Perfumania's investment in and advances to partially-owned equity affiliates consisted of a 26.67% (two million shares) interest in perfumania.com, inc. which totaled approximately $2.6 million and advances in the amount of approximately $255,000 as of January 29, 2000. Perfumania's accumulated deficit as of January 29, 2000 includes the equity in the net loss of perfumania.com, inc. totaling approximately $3.2 million.

     On February 10, 2000, Envision Development Corporation ("EDC") entered into a plan of merger with perfumania.com, inc. The plan of merger provided for among other things, the merger of a wholly owned subsidiary of EDC with perfumania.com, inc. As a result, perfumania.com, inc. became a direct wholly-owned subsidiary of EDC and each share of common stock, par value $0.01 per share, of perfumania.com, inc. issued and outstanding before the plan of merger was converted into and exchanged for one share of common stock, par value $0.01 per share, of EDC.

    On April 29, 2000 we acquired 100% of the outstanding common stock of perfumania.com, inc. from EDC in exchange for 400,000 shares of EDC common stock held by the Company. In addition, we sold another 100,000 shares of EDC common stock for $2.5 million to a majority shareholder of EDC, and in a related transaction, the investment firm referred to above exercised its second option under the Agreement noted above to acquire 500,000 shares of EDC common stock at $8.00 per share. Total cash proceeds to the Company resulting from these transactions amounted to $6.5 million. The Company continues to own one million shares of EDC common stock subject to limitation on the number of shares that can be sold by the Company, as well as the timing of these sales.

RECENT DEVELOPMENTS

    On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC that provides for borrowings of up to $40 million. The new credit facility replaces the LaSalle National Bank credit facility which was to expire May 31, 2000. Advances under the line of credit are based on a formula of eligible inventories and will bear interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula set forth in the credit agreement. Advances will be secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two officers of Perfumania. The line will contain limitations on additional borrowings, capital expenditures and other items, and will contain various financial covenants including net worth and fixed charges coverage.

    In March 2000, we acquired approximately 5% of the outstanding shares of common stock of The Sportsman's Guide, Inc., a marketer of value priced outdoor gear and general merchandise for approximately $1.4 million. The Sportsman's Guide, Inc. offers its products via various catalogues and the Internet. The Company also signed a letter of intent to acquire additional shares of common stock of The Sportsman's Guide, Inc., representing approximately an additional 11% of its outstanding shares of common stock. This transaction is subject to due dilligence and to date has not yet been completed.

    On March 6, 2000, we signed a letter of intent to acquire a 30% interest in Cellpoint Corporation, Inc., an Internet based distributor and retailer of wireless electronic equipment that sells its products both retail and wholesale, domestically and internationally. This transaction is subject to due diligence and to date has not been completed.

      On April 6, 2000, we signed a letter of intent to acquire a 30% interest in Backus Turner International, a company involved in Internet advertising media. This transaction is subject to due diligence and to date has not been completed.

      On March 27, 2000, we entered into a Securities Purchase Agreement and issued an aggregate of $5 million worth of Series D Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $1.4 million which was recorded by the Company as a non-cash interest charge to income in the first quarter of fiscal year 2000. The notes bear interest at 8% and are payable in full in March 2003. In April 2000, we filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issuable upon conversion of the notes. The conversion price is the lower of (A) $7.76 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

      On March 9, 2000, we entered into a Securities Purchase Agreement and issued an aggregate of $4 million worth of Series C Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $1.2 million which was recorded by the Company as a non-cash interest charge to income in the first quarter of fiscal year 2000. The notes bear interest at 8% and are payable in full in March 2003. In April 2000, we filed a registration statement with the Securities and Exchange Commission to register the resale of the shares of common stock issuable upon conversion of the notes. The conversion price is the lower of (A) $9.58 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

      In March 2000, we loaned $1,000,000 to Take To Auction.Com, Inc., (the "Obligor"), a Florida corporation whose Chairman of the Board of Directors is the same individual as the Company's Chairman of the Board of Directors, pursuant to the terms of a related convertible promissory note (the "Note"). The principal balance of the Note is payable on March 8, 2002, and interest, which accrues at a rate of six percent per annum, is payable semi-annually on the 9th day of each September and March commencing September 9, 2000. During the subscription period, as defined below, the Company has the right to convert all of the principal amount of the Note into shares of the Obligor's common stock at a conversion price per share equal to the price offered to the public specified on the cover page of the final prospectus of the Obligor's Registration Statement relating to the initial public offering of the common stock of the Obligor. The subscription period is fourteen days immediately following the effective date of the Registration Statement. The Obligor's initial public offering is planned to occur in May 2000.

      We have also been granted a warrant (the "Warrant") to purchase 300,000 shares of the Obligor's common stock at a price per share equal to the price offered to the public specified on the cover page of the final prospectus of the Obligor's Registration Statement relating to the initial public offering of the common stock. The Warrant may be exercised in whole or in part at any time commencing on the business day immediately following the effective date of the Registration Statement and expiring on the first anniversary of the effective date of the Registration Statement. The warrant agreement includes certain anti-dilution provisions including recapitalization of the Obligor's common stock and merger of the Obligor.

ITEM 2.      PROPERTIES

      Perfumania's executive offices and warehouse are leased for a ten (10) year period through 2003 pursuant to a lease which currently provides for monthly rent of approximately $70,000 and specified annual increases thereafter.

      All of Perfumania's retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 10%, over certain minimum sales levels. Store leases typically require Perfumania to pay all utility charges, insurance premiums, increases in property taxes and certain other costs. Certain of Perfumania's leases permit the lessor to terminate the lease if specified minimum sales levels are not met. See Note 12 to the Company's Consolidated Financial Statements included in item 8 hereof, for additional information with respect to the Company's store leases.

ITEM 3.      LEGAL PROCEEDINGS

LEGAL PROCEEDINGS

      BOUCHERON. In December 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against Perfumania in the United States District Court for the Southern District of New York alleging that we infringed upon their exclusive right to sell the Boucheron bottle and sought $1.5 million in damages. In December 1999, both parties entered into a settlement agreement whereby the Company paid the plaintiff $50,000 and agreed not to sell any product bearing the name "Boucheron", unless such product is obtained directly from Boucheron USA or another distributor authorized to sell to retail stores.

    OTHER. Perfumania was characterized as an insider as defined by the United States Bankruptcy Code, in the liquidating plan of reorganization filed on April 6, 1998 by L. Luria & Son, Inc. in the United States Bankruptcy Court, Southern District of Florida. In October 1998, the committee of unsecured creditors in Luria's bankruptcy proceedings filed a complaint with the United States Bankruptcy Court, Southern District of Florida to recover substantial funds from the Company. The complaint alleged that Luria's made preference payments, as defined by the Bankruptcy Court, to the Company and sought to recover preference payments, and sought to disallow any and all claims of the Company against Luria's until the Company paid for the preference payments. In July 1999, the Company agreed with the committee of unsecured creditors to settle all claims held by Luria's against us for the sum of $1.2 million, payable over nine months according to a repayment schedule. This settlement was approved by the Bankruptcy Court in November 1999. The full amount of the settlement was accrued in the accompanying financial statements for the year ended January 30, 1999 and subsequently paid off in April 2000.

    From time to time, we have been involved in various legal proceedings in the ordinary course of business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On December 22, 1999, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Ilia Lekach, Jerome Falic, Marc Finer, Donovan Chin, Robert Pliskin, Carole Ann Taylor, Horacio Groisman, M.D. and Zalman Lekach to the Board of Directors.

                                    SHARES        SHARES VOTED        SHARES VOTED        ABSTAIN/
       TOTAL                         VOTED             FOR               AGAINST          WITHHELD            NON-VOTES
-----------------                 ---------    -----------------         -------        ----------          ------------
Ilia Lekach                       8,875,419        8,664,069               --              211,350              295,448
Jerome Falic                      9,170,867        8,669,469               --              205,950              295,448
Marc Finer                        9,170,867        8,664,969               --              210,450              295,448
Donovan Chin                      9,170,867        8,668,569               --              206,850              295,448
Robert Pliskin                    9,170,867        8,665,069               --              210,350              295,448
Carole Ann Taylor                 9,170,867        8,665,069               --              210,350              295,448
Zalman Lekach                     9,170,867        8,665,069               --              210,350              295,448
Horacio Groisman, M.D             9,170,867        8,664,069               --              211,350              295,448

In addition, the shareholders voted in favor of increasing to 4,000,000 the number of shares reserved for issuance pursuant to our 1991 Stock Option Plan.

                                    PART II.

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS

MARKET INFORMATION

    Our Common Stock is traded on the Nasdaq Stock Market under the symbol ECMV, formally under PRFM until February 1, 2000. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the Nasdaq Stock Market.

FISCAL 1998                                     HIGH                     LOW
-----------                                     ----                     ---

First Quarter                                $3  1/4                  $2  1/4
Second Quarter                               $2  13/16                $1  9/16
Third Quarter                                $1  11/16                $  13/32
Fourth Quarter                               $12                      $  17/32

FISCAL 1999                                     HIGH                     LOW
-----------                                     ----                     ---

First Quarter                                $8 11/16                 $2  3/4
Second Quarter                               $4  7/32                 $3
Third Quarter                                $4  1/4                  $2  5/16
Fourth Quarter                               $5 13/32                 $3  1/8

    As of May 10, 2000, there were 69 holders of record, which excluded common stock held in street name, of the 8,419,317 outstanding shares of Common Stock. The closing sales price for the Common Stock on May 10, 2000 was $2.5625 per share.

DIVIDEND POLICY

    We have not declared or paid any dividends on our Common Stock and do not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion. We are prohibited from paying cash dividends under Perfumania's line of credit with GMAC Commercial Credit LLC.

ITEM 6.      SELECTED FINANCIAL DATA

    The selected financial data presented below for the last five fiscal years and as of the end of each such fiscal years are derived from our consolidated financial statements and should be read in conjunction with such financial statements and related notes.

    Our fiscal year end is the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 1999 refers to the fiscal year that began on January 31, 1999 and ended on January 29, 2000.



                                                                                      FISCAL YEAR ENDED
                                                      ---------------------------------------------------------------------------
                                                      JANUARY 29,     JANUARY 30,       JANUARY 31,     FEBRUARY 1,   FEBRUARY 3,
                                                         2000            1999              1998            1997          1996
                                                      -----------     -----------       -----------     -----------   -----------

                                                                   (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, wholesale division .....................  $     36,975   $     40,466     $     34,032     $     30,317    $     36,200
Net sales, retail division ........................       155,953        134,790          129,562          108,603          92,957
                                                     ------------   ------------     ------------     ------------    ------------
   Total net sales ................................       192,928        175,256          163,594          138,920         129,157
                                                     ------------   ------------     ------------     ------------    ------------
Gross profit, wholesale division ..................         7,019          7,545            7,942            7,614           8,784
Gross profit, retail division .....................        68,613         57,072           58,032           52,346          43,384
                                                     ------------   ------------     ------------     ------------    ------------
   Total gross profit .............................        75,632         64,617           65,974           59,960          52,168
                                                     ------------   ------------     ------------     ------------    ------------
Selling, general and administrative expenses ......        71,354         72,502           64,219           48,165          43,372
Provision for doubtful accounts ...................            60             --            1,730              500             310
Provision for impairment of assets and store
   closings .......................................         3,427          1,035            2,515              169           1,232
Depreciation and amortization .....................         4,725          4,480            4,698            3,772           3,300
                                                     ------------   ------------     ------------     ------------    ------------
   Total operating expenses .......................        79,566         78,017           73,162           52,606          48,214
                                                     ------------   ------------     ------------     ------------    ------------
(Loss) income from operations before other income
   (expense) ......................................        (3,934)       (13,400)          (7,188)           7,354           3,954
Other income (expense)
   Interest expense, net* .........................        (6,589)        (4,882)          (4,696)          (4,110)         (3,144)
   Equity in loss of partially-owned
     affiliate ....................................        (3,165)            --               --               --              --
   Gain on sale of affiliate's common stock .......        14,974             --               --               --              --
   Other income (expense),net .....................          (118)           645              762              478             396
                                                     ------------   ------------     ------------     ------------    ------------
Income (loss) before income taxes* ................         1,168        (17,637)         (11,122)           3,722           1,206
(Provision) benefit for income taxes ..............          (124)        (1,337)             321           (1,647)            796
                                                     ------------   ------------     ------------     ------------    ------------
Income (loss) before cumulative effect of change
   in accounting principle * ......................         1,044        (18,974)         (10,801)           2,075           2,002

Cumulative effect of change in accounting
   principle, net of income tax benefit
   of $381.........................................            --             --             (632)              --              --
                                                     ------------   ------------     ------------     ------------    ------------
Net income (loss)* ................................  $      1,044   $    (18,974)    $    (11,433)    $      2,075    $      2,002
                                                     ============   ============     ============     ============    ============
Weighted average shares outstanding:
   Basic ..........................................     8,218,638      6,659,882        7,025,236        7,183,462       6,973,670
   Diluted ........................................    10,267,619      6,659,882        7,025,236        7,633,588       7,067,291

Basic income (loss) per share before cumulative
    effect of change in accounting principle*......  $       0.13   $      (2.85)    $      (1.54)    $       0.29    $       0.29
Diluted income (loss) per share before cumulative
   effect of change in accounting principle* ......  $       0.10   $      (2.85)    $      (1.54)    $       0.27    $       0.28

Basic income (loss) per share after cumulative
   effect of change in accounting principle* ......  $       0.13   $      (2.85)    $      (1.63)    $       0.29    $       0.29

Diluted income (loss) per share after cumulative
   effect of change in accounting principle* ......  $       0.10   $      (2.85)    $      (1.63)    $       0.27    $       0.28

SELECTED OPERATING DATA:
Number of stores open at end of period ............           276            289              285              262             194
Comparable store sales increase ...................          12.9%             0%               0%             3.6%            4.1%

BALANCE SHEET DATA:
Working capital (deficit) .........................  $      8,687   $     (3,835)    $     18,473     $     32,614    $     29,688
Total assets ......................................       105,656         95,129          113,908          129,365          93,026
Long-term debt, less current portion(1) ...........         5,032          3,404            5,643            5,708           1,815
Total shareholders' equity ........................        30,689         17,636           35,169           48,782          44,761


-------------
* Net income and the net income per share for fiscal year 1996 was restated to account for the value attributable to the beneficial conversion feature on certain debt issued in fiscal year 1996.
(1) Amount includes redeemable common equity of $471 as of January 30, 1999 but does not include long-term severance payables of $191 and $1,038 as of January 29, 2000 and January 30, 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    During the last three fiscal years, Perfumania's retail division has accounted for the majority of our net sales and gross profit. Perfumania's overall profitability depends principally on our ability to purchase a wide selection of merchandise at favorable prices. Other factors affecting our profitability include general economic conditions, the availability to Perfumania of volume discounts and, in the retail division, the number of stores in operation, the timing of store openings and closings and the effect of special promotions offered by Perfumania.

    The following table sets forth items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

                             PERCENTAGE OF NET SALES

                                                                                  FISCAL YEAR
                                                                        ------------------------------
                                                                        1999          1998        1997
                                                                        ----          ----        ----
         Net sales, wholesale division ..........................       19.2%        23.1%        20.8%
         Net sales, retail division .............................       80.8         76.9         79.2
                                                                       -----        -----        -----
            Total net sales .....................................      100.0        100.0        100.0
         Gross profit, wholesale division .......................       19.0         18.6         23.3
         Gross profit, retail division ..........................       44.0         42.3         44.8
                                                                       -----        -----        -----
            Total gross profit ..................................       39.2         36.9         40.3
         Selling, general and administrative expenses ...........       36.9         41.4         39.2
         Provision for doubtful accounts ........................         --           --          1.1
         Provision for impairment of assets and store closings ..        1.8          0.6          1.5
         Depreciation and amortization ..........................        2.5          2.6          2.9
                                                                       -----        -----        -----
            Total operating expenses ............................       41.2         44.6         44.7
                                                                       -----        -----        -----
         Loss from operations before other income (expense) .....       (2.0)        (7.7)        (4.4)
                                                                       -----        -----        -----
         Other income (expense):
            Interest expense, net ...............................       (3.4)        (2.8)        (2.9)
            Equity in loss of partially-owned affiliate .........       (1.7)          --           --
            Gain on sale of affiliate's common stock ............        7.8           --           --
            Other income (expense), net .........................       (0.1)         0.4          0.5
                                                                       -----        -----        -----
         Income (loss) before income taxes ......................        0.6        (10.1)        (6.8)
         (Provision) benefit for income taxes ...................       (0.1)        (0.8)         0.2
                                                                       -----        -----        -----
         Income (loss) before cumulative effect of change in
           accounting principle and extraordinary item ..........        0.5        (10.9)        (6.6)
         Cumulative effect of change in accounting principle,
           net of income tax benefit ............................         --           --         (0.4)
                                                                       -----        -----        -----
         Net income (loss) ......................................        0.5%       (10.9)%       (7.0)%
                                                                       =====        =====        =====




RESULTS OF OPERATIONS

    RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    THE COMPANY DOES NOT PROVIDE FORECASTS OF FUTURE FINANCIAL PERFORMANCE. Forward-looking statements in this Annual Report are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, and, in connection therewith, the Company wishes to caution readers that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results and could cause such results to differ materially from those expressed in forward-looking statements made by or on behalf of the Company.

    WE MAY HAVE PROBLEMS RAISING THE MONEY NEEDED IN THE FUTURE. Our growth strategy includes investment in and acquisition of Internet related businesses. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms if at all. In order to obtain additional financing, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions which may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

     THE COMPANY'S SUCCESS DEPENDS SIGNIFICANTLY ON INCREASED USE OF THE INTERNET BY BUSINESSES AND INDIVIDUALS. The Company's success depends significantly on increased use of the Internet for advertising, marketing, providing services, and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. Our business strategy will suffer if commercial use of the Internet fails to grow in the future.

     THE COMPANY'S STRATEGY OF EXPANDING OUR BUSINESS THROUGH ACQUISITIONS AND INVESTMENTS IN OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS. The Company intends to expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

         - difficulty integrating acquired technologies, operations, and personnel with our existing business;
         - diversion of management's attention in connection with both negotiating the acquisitions and integrating the assets;
         -  the need to incur additional debt;
         - strain on managerial and operational resources as management tries to oversee larger operations; and
         -  exposure to unforeseen liabilities of acquired companies.

     We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions. In addition, many of our investments will be in early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these young companies.

     IF THE UNITED STATES OR OTHER GOVERNMENTS REGULATE THE INTERNET MORE CLOSELY, THE COMPANY'S BUSINESS MAY BE HARMED. Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation and content. The enactment of any additional laws or regulations may impede the growth of the Internet and our Internet-related business and could place additional financial burdens on our business.

      TO SUCCEED, THE COMPANY MUST RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND DISTRIBUTION CHANNELS RELATED TO THE INTERNET. The markets for our Internet products and services are characterized by:

         -  rapidly changing technology;
         -  evolving industry standards;
         -  frequent new product and service introductions;
         -  shifting distribution channels; and
         -  changing customer demands.

     The Company's success will depend on our ability to adapt to this rapidly evolving marketplace. We may not be able to adequately adapt our products and services or to acquire new products and services that can compete successfully.

     WE ARE SUBJECT TO INTENSE COMPETITION. The market for Internet products and services is highly competitive. Moreover, the market for Internet products and services lacks significant barriers to entry, enabling new businesses to enter this market relatively easily. Competition in the market for Internet products and services may intensify in the future. Numerous well-established companies and smaller entrepreneurial companies are focusing significant resources on developing and marketing products and services that will compete with our products and services. In addition, many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our services. Competitive pressures may also force prices for Internet goods and services down and such price reductions may affect our potential future revenue.

     FUTURE GROWTH MAY PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES. If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of our users, advertisers and other business partners grows, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Future growth or increase in the number of our strategic relationships will strain our managerial, operational and financial resources, inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business and the Internet.

    SEASONALITY. Perfumania has historically experienced higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Significantly higher fourth fiscal quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. The Company's quarterly results may also vary due to the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. A variety of factors affect the sales levels of new and existing stores, including the retail sales environment and the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions.

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

     DEPENDENCE ON LINE OF CREDIT. As discussed above, Perfumania experiences significant seasonal fluctuations in its sales and operating results, as is common with many specialty retailers. Perfumania utilizes its line of credit to fund inventory purchases and to support new retail store openings. Any future limitation on our borrowing ability and access to financing could limit the Company's ability to open new stores and to obtain merchandise on satisfactory terms.

     On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC that provides for borrowings of up to $40 million. Advances under the line of credit are based on a formula of eligible inventories and will bear interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula set forth in the credit agreement. Advances will be secured by a first lien on all assets of Perfumania and assignment of life insurance policies on two officers of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various financial covenants including net worth and fixed charges coverage. The new credit facility replaces the LaSalle National Bank credit facility, which was to expire May 31, 2000, and accordingly no waiver of covenant violations was obtained from LaSalle National Bank.

    DEPENDENCE ON KEY PERSONNEL. Jerome Falic, the Company's President, is primarily responsible for Perfumania's merchandise purchases, and has developed strong, reliable relationships with suppliers, as well as customers of the wholesale division in the United States, Europe, Asia and South America. The loss of his service, or any of Perfumania's other current executive officers, could have a material adverse effect on us.

    ABILITY TO MANAGE GROWTH. While our retail operations have grown significantly in the past several years, there is no assurance that this will continue. Our growth is largely dependent upon our ability to open and operate new retail stores on a profitable basis, which in turn is subject to, among other things, our ability to secure suitable store sites on satisfactory terms, its ability to hire, train and retain qualified management and other personnel, the availability of adequate capital resources and the successful integration of new stores into existing operations. There can be no assurance that our new stores will achieve sales and profitability comparable to existing stores, or that the opening of new locations will not cannibalize sales at existing locations.

    LITIGATION. As is often the case in the fragrance and cosmetics business, some of the merchandise purchased by suppliers such as Perfumania may have been manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. If Perfumania were called upon or challenged by the owner of a particular trademark or copyright to demonstrate that the specific merchandise was produced and sold with the proper authority and the Company were unable to do so, the Company could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities, which could have an adverse effect on the Company's business and results of operations.

    YEAR 2000 ISSUES. While we have worked diligently to bring our own systems into Year 2000 compliance and believes that the transition was successful, there can be no assurance that we will not have Year 2000 related problems in the future. We have also endeavored to ensure that our suppliers, vendors and major customers are Year 2000 compliant. While we have not encountered any significant difficulties thus far during 2000, there can be no assurance that all such suppliers, vendors or major customers did, in fact, become Year 2000 compliant on a timely basis. In addition to the business risks inherent in the Year 2000 issues, there is also the possibility of litigation from customers and other parties claiming to have been damaged by failures of our products and/or services. While we fully expect to rely on certain protections afforded under federal legislation passed in 1999 as well as on indemnifications from suppliers of various products, there is a possibility that certain claims might not be barred by this legislation or might not be susceptible to indemnification and that the results of such litigation could have a material adverse effect on our business.

    OTHER. In December 1993, the patent holder and exclusive licensee in the U.S. of Boucheron filed a complaint against us in the United States District Court for the Southern District of New York alleging that the Company infringed upon their exclusive right to sell the Boucheron bottle and was seeking $1.5 million in damages. In December 1999, both parties entered into a settlement agreement whereby the Company paid the plaintiff $50,000 and agreed not to sell any product bearing the name "Boucheron", unless such product is obtained directly from Boucheron USA or another distributor authorized to sell to retail stores.

COMPARISON OF FISCAL YEARS 1999 AND 1998

    NET SALES

    Net sales increased 10.1% from $175.3 million in fiscal year 1998 to $193.0 million in fiscal year 1999. The increase in net sales during fiscal year 1999 was due to a 15.7% increase in retail sales (from $134.8 million to $156.0 million), offset by an 8.6% decrease in wholesale sales (from $40.5 million to $37.0 million). The increase in retail sales was principally due to a 12.9% increase in Perfumania's comparable stores sales compared to the prior year, as the average number of stores operated during fiscal year 1999 compared to fiscal year 1998 decreased from 287 in fiscal 1998 to 283 in fiscal 1999. We believe the increase in Perfumania's comparable sales was due to an improved merchandise assortment at our retail stores. Perfumania operated 276 and 289 stores at the end of fiscal years 1999 and 1998, respectively. The decrease in wholesale sales was due to our efforts in fiscal 1998 to reduce inventory levels of certain non-designer fragrances.

    GROSS PROFIT

    Gross profit increased 17.0% from $64.6 million in fiscal year 1998 (36.9% of total net sales) to $75.6 million in fiscal year 1999 (39.2% of total net sales) as a result of higher sales and gross profit in the retail division and by higher gross profit in the wholesale division and higher inventory loss provisions (see below) in fiscal 1998.

    Gross profit for the wholesale division decreased from $7.5 million in fiscal year 1998 to $7.0 million in fiscal year 1999. The wholesale division's gross margin in fiscal 1999 was 19.0% compared to 18.6% in fiscal year 1998. The decrease in gross margin was due to the decrease in sales of non-designer fragrances in the wholesale division. Wholesale sales historically yield a lower gross margin when compared to retail sales.

    Gross profit for the retail division increased 20.2% from $57.1 million in fiscal year 1998 to $68.6 million in fiscal year 1999, principally as a result of higher retail sales volume. As a percentage of net retail sales, gross profit for the retail division increased from 42.3% in fiscal year 1998 to 44.0% in fiscal year 1999. The increase was due to decreases in the inventory provisions and freight expense offset by increases in inventory shrinkage compared to the prior year.

    OPERATING EXPENSES

     Operating expenses increased $1.5 million in fiscal year 1999 compared to fiscal year 1998, due principally to a $2.4 million increase in provision for impairment of assets and store closing. Depreciation and amortization increased $0.2 million in fiscal year 1999 compared to fiscal year 1998. As a percentage of net sales, operating expenses decreased from 44.5% in fiscal year 1998 to 41.2% in fiscal year 1999, due to 1) the impact of Perfumania's higher comparable retail store sales and the closure of underperforming store locations in fiscal 1999 and 1998, and 2) a $1.9 million charge in fiscal 1998 related to severance agreements with two executive officers, offset by a $1.0 million charge in fiscal 1999 to write off a convertible note receivable and a $1.0 million write off of advances to a suppliers. (see Liquidity and Capital Resources).

    INTEREST EXPENSE

    Interest expense (net) increased 34.9% from $4.9 million in fiscal year 1998 to $6.6 million in fiscal 1999. The increase was principally due to the issuance of $4 million in convertible notes in April and July 1999, and the resulting non-cash interest charges of approximately $1.4 million. See "Liquidity and Capital Resources."

    GAIN ON SALE OF AFFILIATE COMMON STOCK

    Gain on the sale of an affiliate's common stock totaled $15.0 million in 1999. The gain is attributable to the sale of 1,000,000 shares of perfumania.com, inc. common stock, offered as part of perfumania.com, inc.'s initial public offering on September 29, 1999 by the Company, and the exercise of an option agreement by an investment firm to purchase 2,000,000 shares of perfumania.com,inc. common stock from the Company in January 2000.

      INCOME TAXES

      The provision for income taxes in fiscal 1999 was $124,000.

      As a result of the foregoing, we had a net income of $1.0 million in fiscal 1999 compared to a net loss of $19.0 million in fiscal 1998.

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

      INCOME TAXES

      The provision for income taxes in fiscal 1998 was $1.3 million, which included an increase in the valuation allowance of $1.2 million to provide fully for the net deferred tax assets since management believed that it is more likely than not that these amounts will not be realized due to our recurring losses.

      As a result of the foregoing, we had a net loss of $19.0 million in fiscal 1998 compared to a net loss of $11.4 million in fiscal 1997.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements are to fund inventory purchases, provide for new store openings and renovation of existing stores. We financed these capital requirements primarily through borrowings under our working capital line of credit, cash flows from operations, issuance of convertible notes and other short-term borrowings.

      Our $35 million revolving line of credit facility with LaSalle National Bank was scheduled to expire May 31, 2000. As of January 29, 2000, Perfumania was in violation of certain of the above covenants.

      On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC that provides for borrowings of up to $40 million. The new credit facility replaces the LaSalle National Bank credit facility, accordingly, no waiver of covenant violations was obtained from LaSalle National Bank. Advances under the line of credit are based on a formula of eligible inventories and will bear interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula set forth in the credit agreement. Advances will be secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two officers of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and will contain various financial covenants including net worth and fixed charges coverage, as defined by the lender.

      Management believes that Perfumania's borrowing capacity under the new bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support the Company's working capital needs and capital expenditures, including remodeling of existing stores and debt service for at least the next twelve months.

      In December 1999, the Company loaned $1,000,000 to Take To Auction.Com, Inc., (the "Obligor") a Florida corporation whose Chairman of the Board of Directors is the same individual as the Company's Chairman of the Board of Directors, pursuant to the terms of a related convertible promissory note (the "Note"). The principal balance of the Note is payable on December 20, 2001, and interest, which accrues at a rate of six percent per annum is payable semi-annually on the 21st day of each June and December commencing June 21, 2000. During the subscription period, as defined below, the Company has the right to convert all of the principal amount of the Note into shares of the Obligor's common stock at the conversion price per share equal to the price to the public specified on the cover page of the final prospectus of the Obligor's Registration Statement relating to the initial public offering of the common stock of the Obligor. The subscription period is fourteen days immediately following the effective date of the Registration Statement. The Obligor's initial public offering is planned for May 2000. Due to the uncertainty of the Obligor's initial public offering and collectability of the Note, the Company has written off the principal balance of the Note and the related interest receivable which together totaled approximately $1.0 million as of January 29, 2000. The related expense is included in provision for impairment of assets and store closings in the accompanying consolidated statements of operations.

      The Company has also been granted a warrant (the "Warrant") to purchase three hundred thousand shares of the Obligor's common stock at a price per share equal to the price to the public specified on the cover page of the final prospectus of the Obligor's Registration Statement relating to the initial public offering of the common stock. The Warrant may be exercised in whole or in part at any time commencing on the business day immediately following the effective date of the Registration Statement and expiring on the first anniversary of the effective date of the Registration Statement. The Warrant agreement includes certain anti-dilution provisions including recapitalization of the Obligor's common stock and merger of the Obligor.

     On December 10, 1999, the Company signed an Option Agreement (the "Agreement") with an investment firm granting the investment firm two options to acquire up to 2,500,000 shares of perfumania.com, inc. from the Company for consideration in the amount of $12,500. The first option provides that the investment firm may purchase 2,000,000 shares for $6.00 per share on or prior to January 15, 2000 and provided that this option has been exercised, a second option to purchase 500,000 shares for $8.00 on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Agreement. The investment firm exercised the first option for the 2,000,000 shares on January 11, 2000 and the Company realized proceeds of $12,000,000. The Agreement provides that if the first option is exercised, nominees of the investment firm will be appointed to constitute the majority of the members of the board of directors of perfumania.com, inc. subject to satisfaction of applicable SEC regulations. Subject to the exercise of the first option, the Agreement also limits the amount of shares of perfumania.com, inc. that may be sold by the Company, as well as the timing of these sales. On April 29, 2000, the investment firm exercised the second option under the Agreement.

     On August 31, 1999, we entered into a stock purchase agreement with Parlux Fragrances, Inc. ("Parlux") whose Chairman of the Board of Directors and Chief Executive Officer is the same individual as the Company's Chairman of the Board of Directors and Chief Executive Officer. We sold 1,512,406 shares of our treasury stock to Parlux in consideration for a partial reduction of our outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price on our common stock for the previous 20 business days. Pursuant to this agreement, the parties entered into a registration rights agreement dated August 31, 1999, which grants Parlux demand registration rights. We filed a registration statement in April 2000. As a result of the transaction, we recorded a loss of approximately $314,000 which was charged to cost of goods sold in the third quarter of fiscal year 1999.

     In July 1999, we entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series B Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $981,000 which was recorded as a non-cash interest charge to income in the second quarter of fiscal year 1999. We filed a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon conversion of the notes. The Notes bear interest at 8% and are payable in full in July 2002. The Conversion Price is the lower of
(A) $3.40625 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

     In July 1999, we obtained a $2.5 million unsecured loan from a wholesale customer bearing an interest rate of 24%. The loan was repaid in full in December 1999.

    In April 1999, we entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of our Series A Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $385,000 which was recorded as a non-cash interest charge to income in the first quarter of fiscal year 1999. We filed a registration statement with the Securities and Exchange Commission to register the shares of common stock issuable upon conversion of the notes. The Notes bear interest at 8% and is payable in full in April 2002. The conversion price is the lower of
(A) $4.35 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note. If the conversion price decreases, we are obligated to issue additional shares of common stock.

    In March 1999, we entered into Subscription Agreements for the sale of 235,293 shares of our common stock to a group of private investors at a price of $8.50 per share. The proceeds of $2 million were received in January 1999. We were required to file a registration statement with the Securities and Exchange Commission within six months from the date of the agreement to permit the registered resale of the shares by the investors in open market transactions. If, on the effective date of the registration statement, the market price was less than $8.50 per share, we were obligated to reimburse the investor group the lesser of (a) the product of the difference between $8.50 and the closing bid price of the common stock on the effective date of this registration statement multiplied by the number of shares issued under the Subscription Agreements or
(b) the product of $2.00 multiplied by the number of shares issued under the Subscription Agreements. As of January 30, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying balance sheets. The Company filed a registration statement in September 1999. Since the market price was less than $8.50 per share on the effective date of the registration statement, the Company reimbursed the investor group $470,588 in October 1999.

    In fiscal year 1999, net cash used in operating activities was approximately $6.5 million, which was primarily due to an increase in inventories, offset by an increase in accounts payable.

    Trade receivables primarily relate to Perfumania's wholesale business. Trade receivables, net due from customers at January 29, 2000 were $1.2 million. At fiscal year end 1999, approximately $0.5 million of the trade receivables, net, were more than 90 days past due. Allowance for doubtful accounts was approximately $60,000 at January 29, 2000 and was considered adequate by management based on its write-off experience during the last three years and an analysis of the aging of its trade receivables at January 29, 2000.

    During fiscal year 1999, inventories, net increased by approximately $14.8 million due to efforts to improve the overall merchandise assortment and inventory levels at Perfumania's retail stores and warehouse. Inventory levels as of the end of the prior fiscal year were unusually low due to (a) an inventory reserve during the fourth quarter of fiscal 1998 and (b) the constrained liquidity position of Perfumania which resulted in Perfumania being unable to replenish and maintain merchandise inventory at optimum levels.

    Net cash used in investing activities in fiscal year 1999 was approximately $3.3 million, principally due to $4.0 million of capital expenditures related to enhancing information systems and opening new stores, offset by $0.6 million of proceeds on investments. We intend to focus on continuing to improve the profitability of our existing stores and anticipates that we will open no more than 5 stores in fiscal 2000. Currently, our average capital expenditure for opening a store is approximately $175,000, including furniture and fixtures, equipment, build-out costs and other items. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $100,000 during the first fiscal quarter to approximately $140,000 during the Christmas holiday season.

    In December 1999, our Board of Directors approved a 1,500,000 stock repurchase program reflecting its belief that our common stock represented a significant value at its then current trading price. Pursuant to this program, we repurchased approximately 816,000 shares of common stock for $3.4 million in the fourth quarter of fiscal 1999.

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

YEAR 2000 ISSUE

    The Year 2000 issue is primarily the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. The Company has not encountered any material impact to its operations as a result of the transition to the Year 2000, however issues relating to the Year 2000 could still arise. While the Company does not believe that the Year 2000 issue will have a material adverse effect on its financial condition or results of operations, there can be no assurance that all of the Company's suppliers, vendors and major customers are Year 2000 compliant. The Company believes that a disruption in the product supply chain represents the most reasonably likely worst case Year 2000 scenario, and a substantial, extended disruption in the product supply chain could have a material adverse effect on the Company's financial condition and results of operations.

RECENT ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

CHANGES IN FOREIGN EXCHANGE RATES CREATE RISK

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates.

    The table below presents the outstanding principal amount and the related fair value, together with maturity date as of January 29, 2000 and the weighted average interest rate for our bank line of credit. (See "Liquidity and Capital Resources" and Note 2 of the Notes to Consolidated Financial Statements.)

                                             OUTSTANDING                       WEIGHTED
                                              PRINCIPAL                         AVERAGE
                                               AMOUNT        FAIR VALUE      INTEREST RATE      MATURITY DATE
                                               ------        ----------      -------------      -------------
Bank Line of Credit.................         $30,906,247    $ 30,906,247         10.50%         May 31, 2000


ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The financial information and the supplementary data required in response to this Item are as follows:


                                                                                                              PAGE
                                                                                                              ----

E Com Ventures, Inc. (formerly Perfumania, Inc.)

   Report of Independent Certified Public Accountants.............................................             23

   Consolidated Balance Sheets as of January 29, 2000 and January 30, 1999........................             24

   Consolidated Statements of Operations for the Fiscal Years Ended January 29, 2000, January 30,
   1999 and January 31, 1998......................................................................             25

  Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended January 29,
  2000, January 30, 1999 and January 31, 1998.....................................................             26

   Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2000, January 30,
   1999 and January 31, 1998......................................................................             27

   Notes to Consolidated Financial Statements.....................................................             28

   Schedule II - Valuation and Qualifying Accounts and Reserves...................................             43

Envision Development Corporation (formerly perfumania.com, inc.)

   Report of Independent Certified Public Accountants.............................................             45

   Balance Sheets as of January 29, 2000 and January 30, 1999.... ................................             46

   Statements of Operations for the Year Ended January 29, 2000 and for the Period from
   January 7, 1999 (date of inception) through January 30, 1999...................................             47

   Statements of Changes in Shareholders' Equity (Deficit) for the Year Ended January 29, 2000
   and for the Period from January 7, 1999 (date of inception) through January 30, 1999...........             48

   Statements of Cash Flows for the Year Ended January 29, 2000 and for the Period from
   January 7, 1999 (date of
   inception) through January 30, 1999............................................................             49

   Notes to Financial Statements..................................................................             50






               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
     Shareholders of E Com Ventures, Inc.
     (formerly Perfumania, Inc.)

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of E Com Ventures, Inc. and its subsidiary, (formerly Perfumania, Inc.), (collectively, the "Company"), at January 29, 2000 and January 30, 1999, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




PricewaterhouseCoopers LLP
Miami, Florida

May 12, 2000

                              E COM VENTURES, INC.
                           (FORMERLY PERFUMANIA, INC.)
                           CONSOLIDATED BALANCE SHEETS

                                                                                  JANUARY 29,      JANUARY 30,
                                                                                     2000             1999
                                                                                  -----------      -----------
         ASSETS:
         Current assets:
            Cash and cash equivalents ...................................      $   1,995,610       $   1,745,603
            Trade receivables, less allowance for doubtful accounts of
              $60,000 and $704,954  in 2000 and 1999, respectively ......          1,150,035           4,108,847
            Advances to suppliers .......................................          4,826,179           8,065,301
            Inventories, net of reserve of $2,369,953 and $4,163,251 in
               2000 and 1999, respectively ..............................         68,727,528          53,880,132
            Note and interest receivable, related party .................            779,594                  --
            Prepaid expenses and other current assets ...................            951,544           1,417,187
                                                                               -------------       -------------
              Total current assets ......................................         78,430,490          69,217,070

         Property and equipment, net ....................................         22,671,385          24,554,340
         Investment in and advances to partially-owned equity
           affiliate ....................................................          2,845,972                  --
         Other assets, net ..............................................          1,708,551           1,357,966
                                                                               -------------       -------------
              Total assets ..............................................      $ 105,656,398       $  95,129,376
                                                                               =============       =============

         LIABILITIES AND SHAREHOLDERS' EQUITY:
         Current liabilities:
            Bank line of credit and current portion of long-term debt ...      $  32,741,575       $  32,800,627
            Accounts payable, non-affiliates ............................         15,666,781          14,329,013
            Accounts payable, affiliate .................................          9,350,315          15,812,240
            Accrued expenses and other liabilities ......................          7,870,634           9,205,316
            Income taxes payable ........................................            223,098             485,098
            Subordinated note payable, affiliates........................          3,500,000                  --
            Current portion of obligations under capital leases .........            391,220             419,487
                                                                               -------------       -------------
              Total current liabilities .................................         69,743,623          73,051,781

         Long-term debt, less current portion ...........................            697,784           2,370,684
         Long-term portion of obligations under capital leases ..........            634,571             562,552
         Convertible notes payable ......................................          3,700,000                  --
         Long-term severance payables ...................................            190,981           1,037,859
                                                                               -------------       -------------
              Total liabilities .........................................         74,966,959          77,022,876
                                                                               -------------       -------------

         Commitments and contingencies

         Redeemable common equity .......................................                 --             470,588
                                                                               -------------       -------------
         Shareholders' equity:
            Preferred stock, $0.1 par value, 1,000,000 shares authorized,
               none issued ..............................................                 --                  --
            Common stock, $.01 par value, 25,000,000 shares authorized;
              9,282,386 and 8,614,491 shares issued in 2000
              and 1999, respectively ....................................             92,825              86,145
            Additional paid-in capital ..................................         65,440,135          54,440,009
            Treasury stock, at cost, 815,646 and 1,512,406 shares in
              2000 and 1999, respectively ...............................         (3,419,957)         (5,413,002)
            Accumulated deficit .........................................        (29,890,915)        (30,935,097)
            Notes and interest receivable from shareholder and officers .         (1,532,649)           (542,143)
                                                                               -------------       -------------
              Total shareholders' equity ................................         30,689,439          17,635,912
                                                                               -------------       -------------
              Total liabilities and shareholders' equity ................      $ 105,656,398       $  95,129,376
                                                                               =============       =============




          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                           (FORMERLY PERUMANIA, INC.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            FOR THE FISCAL YEAR ENDED
                                                                 --------------------------------------------------
                                                                  JANUARY 29,       JANUARY 30,       JANUARY 31,
                                                                     2000              1999              1998
                                                                 -------------     -------------     -------------
         Net sales ..........................................    $ 192,928,109     $ 175,255,633     $ 163,593,559

         Cost of goods sold .................................      117,295,771       110,638,432        97,619,818
                                                                 -------------     -------------     -------------

         Gross profit .......................................       75,632,338        64,617,201        65,973,741
                                                                 -------------     -------------     -------------
         Operating expenses:
           Selling, general and administrative expenses .....       71,354,106        72,501,987        64,219,379
           Provision for doubtful accounts ..................           60,000                --         1,730,000
           Provision for impairment of assets and store
             closings .......................................        3,427,151         1,034,717         2,514,818
           Depreciation and amortization ....................        4,725,691         4,480,681         4,697,816
                                                                 -------------     -------------     -------------
                Total operating expenses ....................       79,566,948        78,017,385        73,162,013
                                                                 -------------     -------------     -------------
          Loss from operations before other income
            (expense) .......................................       (3,934,610)      (13,400,184)       (7,188,272)
                                                                 -------------     -------------     -------------
          Other income (expense):
           Interest expense:
             Affiliates .....................................         (142,808)          (22,486)         (124,250)
             Other ..........................................       (6,698,693)       (4,938,365)       (4,617,070)
                                                                 -------------     -------------     -------------
                                                                    (6,841,501)       (4,960,851)       (4,741,320)
                                                                 -------------     -------------     -------------
           Interest income:
             Affiliates .....................................           94,100            43,440            42,450
             Other ..........................................          158,732            35,057             2,660
                                                                 -------------     -------------     -------------
                                                                       252,832            78,497            45,110
                                                                 -------------     -------------     -------------
           Equity in loss of partially-owned affiliate ......       (3,164,439)               --                --
           Gain on sale of affiliate's  common  stock .......       14,973,868                --                --
           Other income (expense), net ......................         (117,968)          645,446           762,138
                                                                 -------------     -------------     -------------
          Total other income (expense) ......................        5,102,792        (4,236,908)       (3,934,072)
                                                                 -------------     -------------     -------------
         Income (loss) before income taxes ..................        1,168,182       (17,637,092)      (11,122,344)
         (Provision) benefit for income taxes ...............         (124,000)       (1,337,406)          321,192
                                                                 -------------     -------------     -------------
         Income (loss) before cumulative effect of change in
            accounting principle ............................        1,044,182       (18,974,498)      (10,801,152)
         Cumulative effect of change in accounting principle,
           net of income tax benefit of $380,958 ............               --                --          (631,418)
                                                                 -------------     -------------     -------------
         Net income (loss) ..................................    $   1,044,182     $ (18,974,498)    $ (11,432,570)
                                                                 =============     =============     =============
         Basic income (loss) per common share:
         Income (loss) before cumulative effect of change in
            accounting principle ............................    $        0.13     $       (2.85)    $       (1.54)
         Cumulative effect of change in accounting principle                --                --             (0.09)
                                                                 -------------     -------------     -------------
           Net income (loss) ................................    $        0.13     $       (2.85)    $       (1.63)
                                                                 =============     =============     =============
         Diluted income (loss) per common share:
         Income (loss) before cumulative effect of change in
            accounting principle ............................    $        0.10     $       (2.85)    $       (1.54)
         Cumulative effect of change in accounting principle                --                --             (0.09)
                                                                 -------------     -------------     -------------
           Net income (loss) ................................    $        0.10     $       (2.85)    $       (1.63)
                                                                 =============     =============     =============
         Weighted average number of shares outstanding:
           Basic ............................................        8,218,638         6,659,882         7,025,236
                                                                 =============     =============     =============
           Diluted ..........................................       10,267,619         6,659,882         7,025,236
                                                                 =============     =============     =============

          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                           (FORMERLY PERFUMANIA, INC.)
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY




                                                 COMMON STOCK          ADDITIONAL             TREASURY STOCK
                                           -----------------------       PAID-IN        --------------------------
                                            SHARES         AMOUNT        CAPITAL           SHARES         AMOUNT
                                           --------       --------     -----------      -----------   -------------

         Balance at February 1, 1997       7,807,791   $     78,078   $ 52,429,641         667,900    $ (2,655,110)
         Exercise of stock options ..         37,500            375        116,812              --              --
         Purchases of treasury stock              --             --             --         550,460      (1,865,958)
         Other ......................             --             --       (160,092)             --              --
         Net change in notes and
            interest receivable
            from shareholder and
            officers ................             --             --             --              --              --
         Net loss for the fiscal
            year ended January
            31, 1998 ................             --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
         Balance at January 31, 1998       7,845,291         78,453     52,386,361       1,218,360      (4,521,068)

         Exercise of stock options ..        684,200          6,842        310,865              --              --
         Purchases of treasury stock              --             --             --         294,046        (891,934)
         Issuance of common stock ...         85,000            850        213,371              --              --
         Proceeds on common stock
            to be issued ............             --             --      1,529,412              --              --
         Net change in notes and
            interest receivable
            from shareholder and
            officers ................             --             --             --              --              --
         Net loss for the fiscal
            year ended January 30,
            1999 ....................             --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------

         Balance at January 30, 1999       8,614,491         86,145     54,440,009       1,512,406      (5,413,002)

         Exercise of stock options ..        345,383          3,454        166,298              --              --
         Purchases of treasury stock              --             --             --         815,646      (3,419,957)
         Issuance of common stock ...        235,293          2,353         (2,353)             --              --

         Conversion of debt to
             common stock ...........         87,219            873        316,749              --              --

         Net change in notes and
            interest receivable from
            shareholder and
            officers ................             --             --             --              --              --

         Beneficial conversion
           feature of notes payable .             --             --      1,365,384              --              --

         Equity in partially-owned
           affiliate ................             --             --      9,746,256              --              --
         Issuance of treasury
            stock ...................             --             --       (592,208)     (1,512,406)      5,413,002

         Net income for the fiscal
            year ended January 29,
            2000 ....................             --             --             --              --              --
                                        ------------   ------------   ------------    ------------    ------------
         Balance at January 29, 2000       9,282,386   $     92,825   $ 65,440,135         815,646    $ (3,419,957)
                                        ============   ============   ============    ============    ============




                                                              NOTES AND
                                                             INTEREST
                                                             RECEIVABLE
                                                                FROM
                                            ACCUMULATED      SHAREHOLDER
                                               DEFICIT       AND OFFICERS      TOTAL
                                            ------------     ------------- --------------

         Balance at February 1, 1997       $   (528,029)   $   (542,856)   $ 48,781,724
         Exercise of stock options ..                --              --         117,187
         Purchases of treasury stock                 --              --      (1,865,958)
         Other ......................                --              --        (160,092)
         Net change in notes and
            interest receivable
            from shareholder and
            officers ................                --        (271,459)       (271,459)
         Net loss for the fiscal
            year ended January
            31, 1998 ................       (11,432,570)             --     (11,432,570)
                                           ------------    ------------    ------------
         Balance at January 31, 1998        (11,960,599)       (814,315)     35,168,832

         Exercise of stock options ..                --              --         317,707
         Purchases of treasury stock                 --              --        (891,934)
         Issuance of common stock ...                --              --         214,221
         Proceeds on common stock
            to be issued ............                --              --       1,529,412
         Net change in notes and
            interest receivable
            from shareholder and
            officers ................                --         272,172         272,172
         Net loss for the fiscal
            year ended January 30,
            1999 ....................       (18,974,498)             --     (18,974,498)
                                           ------------    ------------    ------------

         Balance at January 30, 1999        (30,935,097)       (542,143)     17,635,912

         Exercise of stock options ..                --              --         169,752
         Purchases of treasury stock                 --              --      (3,419,957)
         Issuance of common stock ...                --              --              --

         Conversion of debt to
             common stock ...........                --              --         317,622

         Net change in notes and
            interest receivable from
            shareholder and
            officers ................                --        (990,506)       (990,506)

         Beneficial conversion
           feature of notes payable .                --              --       1,365,384

         Equity in partially-owned
           affiliate ................                --              --       9,746,256
         Issuance of treasury
            stock ...................                --              --       4,820,794

         Net income for the fiscal
            year ended January 29,
            2000 ....................         1,044,182              --       1,044,182
                                           ------------    ------------    ------------
         Balance at January 29, 2000       $(29,890,915)   $ (1,532,649)   $ 30,689,439
                                           ============    ============    ============







          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                           (FORMERLY PERFUMANIA, INC.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                               FOR THE FISCAL YEAR ENDED
                                                                ------------------------------------------------------
                                                                JANUARY 29, 2000   JANUARY 30, 1999   JANUARY 31, 1998
                                                                ----------------   ----------------   ----------------
Cash flows from operating activities:
   Net income (loss) ........................................      $  1,044,182       $(18,974,498)      $(11,432,570)
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
   Provision for deferred taxes .............................                --          1,219,856                 --
   Provision for doubtful accounts ..........................            60,000                 --          1,730,000
   Provision for inventory losses ...........................           859,368          3,764,665          1,810,000
   Depreciation and amortization ............................         4,725,691          4,480,681          4,697,816
   Provisions for impairment of assets and store
      closings ..............................................         3,427,151          1,034,717          2,514,818
   Beneficial conversion feature of debentures ..............         1,365,384                 --                 --
   Equity in loss of partially-owned affiliate ..............         3,164,439                 --                 --
   Loss on extinguishment of debt ...........................           313,824                 --                 --
   Gain on sale of affiliate's common stock .................       (14,973,868)                --                 --
   Cumulative effect of change in accounting principle,
       net of tax benefit ...................................                --                 --            631,418
   Stock compensation .......................................                --            214,221                 --
   Change in operating assets and liabilities (excluding
       effects of partially-owned equity affiliate):
     Trade receivables:
       Customers ............................................         2,898,812          1,077,626          5,358,686
       Affiliates ...........................................                --                 --            653,657
     Advances to suppliers ..................................         3,239,122           (454,265)        (2,587,318)
     Inventories ............................................       (15,916,419)        15,493,045         10,162,581
     Prepaid expenses and other current assets ..............          (394,357)           627,471           (184,818)
     Tax refund receivable ..................................                --            814,766           (814,766)
     Other assets ...........................................        (1,357,208)           406,940           (539,266)
     Accounts payable, non-affiliate ........................         1,337,768          1,020,099         (3,555,672)
     Accounts payable, affiliate ............................         6,045,045         (1,145,923)        (2,305,766)
     Accrued expenses and other liabilities .................        (1,251,023)         2,356,398          2,908,483
     Income taxes payable ...................................          (262,000)           (20,006)          (816,105)
     Long-term severance payable ............................          (846,878)         1,037,859                 --
     Negative goodwill ......................................                --                 --           (470,000)
                                                                   ------------       ------------       ------------
     Net cash provided by (used in) operating activities ....        (6,520,967)        12,953,652          7,761,178
                                                                   ------------       ------------       ------------
Cash flows from investing activities:
   Additions to property and equipment ......................        (3,971,356)        (9,495,824)        (7,207,114)
   Dividend from partially-owned equity affiliate ...........           450,000                 --                 --
   Investment in and advances to partially owned
     equity affiliate .......................................           176,125                 --                 --
                                                                   ------------       ------------       ------------
   Net cash used in investing activities ....................        (3,345,231)        (9,495,824)        (7,207,114)
                                                                   ------------       ------------       ------------
Cash flows from financing activities:
   Net borrowings under bank line of credit and loans payable        (1,731,952)        (3,677,888)         2,957,170
   Net decrease due to related parties ......................                --           (304,483)          (465,517)
   Principal payments under capital lease obligations .......          (402,369)          (981,916)          (952,805)
   Net advances to shareholder and officers .................        (1,770,100)           272,172           (271,459)
   Proceeds from issuance of common stock ...................                --          2,000,000                 --
   Repayments under subordinated debt, net ..................        (4,500,000)                --                 --
   Issuance of convertible notes payable ....................         4,000,000                 --                 --
   Payment of redeemable common equity ......................          (470,588)                --                 --
   Proceeds from sale of affiliate common stock .............        18,241,419                 --                 --
   Proceeds from exercise of stock options ..................           169,752            317,707            117,187
   Stock issuance costs .....................................                --                 --           (160,092)
   Purchases of treasury stock ..............................        (3,419,957)          (891,934)        (1,865,958)
                                                                   ------------       ------------       ------------
      Net cash provided by (used in) financing activities ...        10,116,205         (3,266,342)          (641,474)
                                                                   ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents ............           250,007            191,486            (87,410)
Cash and cash equivalents at beginning of period ............         1,745,603          1,554,117          1,641,527
                                                                   ------------       ------------       ------------
Cash and cash equivalents at end of period ..................      $  1,995,610       $  1,745,603       $  1,554,117
                                                                   ============       ============       ============

          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                           (FORMERLY PERFUMANIA, INC.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

    Perfumania, Inc. and its subsidiaries (collectively, "Perfumania"), is a specialty retailer and wholesaler of fragrances and related products. Perfumania is incorporated in Florida and operates under the name Perfumania. Perfumania's retail stores are located in regional malls, manufacturer's outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 29, 2000, January 30, 1999 and January 31, 1998 were 276, 289 and 285, respectively.

    Effective February 1, 2000, Perfumania reorganized into a holding company structure (the "Reorganization") whereby E Com Ventures, Inc., a Florida corporation (the "Company") became the holding company. The Reorganization is intended to provide greater flexibility for expansion, broaden the alternatives available for future financing and generally provide for greater administrative and operational flexibility. The Company's future strategy is to develop, promote and guide companies that management believes have an e-commerce potential.

      The Reorganization was effected through the formation of the Company as a wholly owned subsidiary of Perfumania and the formation by the Company of E Com Sub, Inc., a Florida corporation ("MergerSub"), as a wholly owned subsidiary of the Company. An Agreement and Plan of Merger (the "Merger Agreement") was entered into by and among Perfumania, the Company and MergerSub (the "Merger Agreement"), and, pursuant to the Merger Agreement, MergerSub merged with and into Perfumania (the "Merger"), with Perfumania as the surviving corporation.

    As a result of the Merger, Perfumania became a wholly owned subsidiary of the Company. The Merger Agreement was duly approved by the Board of Directors of Perfumania by unanimous written consent, and by written consent of the sole director and sole shareholder of each of the Company and MergerSub. The Reorganization was effected in accordance with the provisions of Florida Statutes, accordingly, approval of the shareholders of Perfumania was not required.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

    Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

    The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 1999, 1998 and 1997 refers to the year ended January 29, 2000, January 30, 1999 and January 31, 1998, respectively.

MANAGEMENT ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to the allowance for doubtful accounts, inventory reserves, self insured health care reserves, long-lived asset impairments and estimated useful lives of property and equipment. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Perfumania. All significant intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in which the Company has significant influence which generally represents common stock ownership or partnership equity of at least 20% and not more than 50%.

     During the fourth quarter of fiscal 1999, the Company's sole investment, perfumania.com, inc., was reduced from 53% to 27% ownership. Therefore, these consolidated financial statements reflect this investment under the equity method of accounting where previously it had been accounted for under the consolidation method. The impact of this change to operating loss for the fiscal year ended January 29, 2000 is as follows:

    Operating loss - as reflected in these
       financial statements                                  $(3,934,610)
                                                             ===========

    Operating loss - as would have been reflected
      under the consolidation method                         $(7,589,921)
                                                             ===========

     See Note 10 for condensed financial information regarding perfumania.com, inc.

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

INVENTORIES

    Inventories, consisting of finished goods, are stated at the lower of cost or market, cost being determined on a moving average cost basis. The cost of inventory includes product cost and freight charges. Provision for potentially slow moving or damaged inventory is recorded based on management's analysis of inventory levels, turnover ratios, future sales forecasts and through specific identification of obsolete or damaged merchandise.

PROPERTY AND EQUIPMENT

    Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the term of the lease including probable renewal periods, or the estimated useful lives of the improvements, whichever is shorter. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income currently.

INCOME TAXES

    Income tax expense is based principally on pre-tax financial income. Deferred tax assets and liabilities are recognized for the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

    Basic income (loss) per common share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes the dilutive effect of those stock options where the average market price of the common shares exceeds the option exercise prices for the respective years, and the dilutive effect of those convertible notes which are convertible into common stock.

    Basic and diluted earnings per share for income (loss) before cumulative effect of change in accounting principle and extraordinary items are computed as follows:

                                                                                  FISCAL YEAR
                                                               ------------------------------
                                                                    1999             1998            1997
                                                               -------------   --------------- ----------
Numerator:
   Income (loss) before cumulative effect
     of change in accounting principle:                        $   1,044,182   $ (18,974,498)   $ (10,801,152)
                                                               -------------   -------------    -------------
Denominator:
   Denominator for basic income (loss) per
     share(1)                                                      8,218,638       6,659,882        7,025,236

Effect of dilutive securities:
   Options to purchase common stock and convertible notes          2,048,981              --               --
                                                               -------------   -------------    -------------
   Denominator for dilutive income (loss)
     per share(1)                                                 10,267,619       6,659,882        7,025,236
                                                               =============   =============    =============

Antidilutive securities not included in the
   diluted earnings (loss) per share
   computation:
   Options to purchase common stock                                   68,250       1,758,600        1,724,150
   Exercise price                                              $3.75 - $5.38   $0.41 - $2.75    $2.75 - $5.63



-----------
(1) The fiscal year 1998 amounts include the weighted average effect of 235,293 shares, which were contingently issuable as of January 30, 1999.

CASH AND CASH EQUIVALENTS

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

FAIR VALUE OF FINANCIAL INSTRUMENTS

    Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure on the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

    - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature;

    - The fair value of the Company's bank line of credit, obligations under capital leases and loans payable are based on current interest rates and repayment terms of the individual notes, and;

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

STOCK BASED COMPENSATION

    The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees ("APB 25"), and provides pro forma disclosure of net income and earnings per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123") had been applied in measuring compensation expense for options granted in 1999 and 1998. In accordance with APB 25 compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock (See Note 10 for proforma disclosure).

RECLASSIFICATION

     Certain fiscal 1998 and 1997 amounts have been reclassified to conform with the fiscal 1999 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

NOTE 3 - STATEMENTS OF CASH FLOWS

     Supplemental disclosures of non-cash investing and financing activities:

                                                                          FISCAL YEAR ENDED
                                                        -------------------------------------------------
                                                         JANUARY 29,        JANUARY 30,       JANUARY 31,
NON-CASH TRANSACTIONS                                       2000              1999               1998
---------------------                                   -----------         ----------     --------------
Equipment under capital leases ..................      $  446,121      $       --      $       --
Change in equity investment in affiliate
  as part of an initial public offering .........       9,746,256              --              --
Subordinated debt issued to affiliate ...........       8,000,000              --              --
Reduction in accounts payable associated with the
  exchange of treasury stock with an affiliate ..       4,506,970              --              --
Treasury stock issued in exchange for the
  cancellation of debt owed to an affiliate .....       4,820,794              --              --
Conversion of debt and accrued interest payable
   in exchange for common stock .................         317,622              --              --

Cash paid during the period for:
   Interest .....................................      $4,801,069      $4,830,230      $4,671,039
   Income taxes .................................      $       --      $   20,000      $1,012,000


NOTE 4 - INVENTORIES

    During 1999, 1998 and 1997, the Company recorded provisions of approximately $860,000, $3.8 million and $1.8 million, respectively, to reduce the carrying value of certain fragrances the Company intends to liquidate. These amounts, which are included in cost of goods sold in the accompanying consolidated statements of operations, represent management's best estimate of the inventories' net realizable value.

NOTE 5 - PROPERTY AND EQUIPMENT

         Property and equipment includes the following:

                                                                                                    ESTIMATED
                                                                   JANUARY 29,     JANUARY 30,    USEFUL LIVES
                                                                      2000            1999         (IN YEARS)
                                                                 --------------  -------------- -------------
Furniture, fixtures and equipment                                 $ 17,828,590    $ 15,959,500         5-7
Leasehold improvements                                              20,593,452      21,235,443         10
Equipment under capital leases                                       4,459,103       4,010,450         5-7
                                                                    ----------      ----------
                                                                    42,881,145      41,205,393

Less: Accumulated depreciation and amortization                    (20,209,760)    (16,651,053)
                                                                    ----------      ----------
                                                                  $ 22,671,385    $ 24,554,340
                                                                  ============   -============


     Accumulated depreciation for equipment under capital leases was $3,275,191 and $2,636,572 as of January 29, 2000 and January 30, 1999, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

    Notes receivable from a shareholder and officers were $1,532,649 and $542,143 as of January 29, 2000 and January 30, 1999, respectively. The notes are unsecured, mature December 31, 2001 and bear interest at the rate charged by the Company's major lender. Principal and interest are payable in full at maturity. Total interest income recognized during fiscal years 1999, 1998 and 1997 was approximately $70,000, $43,000 and $43,000, respectively. Accrued interest receivable at January 30, 1999 and January 31, 1998 amounted to approximately $155,000 and $85,000, respectively.

    Note and interest receivable, related party totaled $779,594 as of January 29, 2000. This note was issued in October 1999 and bears interest at the rate charged by the Company's major lender and totaled approximately $23,000 as of January 29, 2000. The note, including accrued interest, was repaid in April 2000.

    Purchases of products from Parlux Fragrances, Inc. ("Parlux") whose Chairman of the Board of Directors and Chief Executive Officer is the same individual as the Company's Chairman of the Board of Directors and Chief Executive Officer, amounted to approximately $30,100,000, $24,333,000, and $21,437,000, in fiscal year 1999, 1998 and 1997, respectively. The amount due to Parlux at January 29, 2000 and January 30, 1999, was approximately $9,350,000 and $15,812,000, respectively. Amounts due to Parlux are non-interest bearing.

         On August 31, 1999, the Company entered into a stock purchase agreement with Parlux. The agreement called for the transfer of 1,512,406 shares of the Company's treasury stock to Parlux in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement, the parties entered into a registration rights agreement dated August 31, 1999, which grants Parlux demand registration rights. The Company filed a registration statement in April 2000. As a result of the transaction, the Company recorded a loss of approximately $314,000 which was charged to cost of goods sold in the third quarter of fiscal year 1999. On October 4, 1999, the Company signed an $8,000,000 subordinated note agreement with Parlux, in exchange for an equal reduction in the amount of trade payables due it. The note is due on May 31, 2000 with various periodic principal payments and bears interest at prime plus 1%. The note is subordinate to all bank related indebtedness. As of January 29, 2000, the Company has paid $4,500,000 pursuant to the terms of the note. The outstanding amount of the indebtedness as of January 29, 2000 is included in the consolidated balance sheet as subordinated note payable, affiliate.

     In December 1999, the Company loaned $1,000,000 to Take To Auction.Com, Inc., (the "Obligor") a Florida corporation, whose Chairman of the Board of Directors is the same individual as the Company's Chairman of the Board of Directors, pursuant to the terms of a related convertible promissory note (the "Note"). The principal balance of the Note is payable on December 20, 2001, and interest, which accrues at a rate of six percent per annum is payable semi-annually on the 21st day of each June and December commencing June 21, 2000. During the subscription period, as defined below, the Company has the right to convert all of the principal amount of the Note into shares of the Obligor's common stock at a conversion price per share equal to the price offered to the public specified on the cover page of the final prospectus of the Obligor's Registration Statement relating to the initial public offering of the common stock of the Obligor. The subscription period is fourteen days immediately following the effective date of the Registration Statement. The Obligor's initial public offering is planned for May 2000. Due to the uncertainty of the Obligor's initial public offering and collectability of the Note, the Company has written off the Note and the related interest receivable which together totaled approximately $1.0 million as of January 29, 2000. The related expense is included in the provision for impairment of assets and store closings in the accompanying consolidated statements of operations. In March 2000, the Company loaned an additional $1,000,000 to the Obligor pursuant to the terms of a convertible promissory note. The terms of the note are the same as for the December 1999 loan noted above, except that the principal balance is payable on March 8, 2002 and interest is payable semi-annually on the 9th day of each September and March commencing September 9, 2000. In connection with both the December 1999 and March 2000 loans to the Obligor, the Company has been granted warrants (the "Warrants") to purchase a total of six hundred thousand shares of the Obligor's common stock at a price per share equal to the price to the public specified on the cover page of the final prospectus of the Obligor's Registration Statement relating to the initial public offering of the common stock. The Warrants may be exercised in whole or in part at any time commencing on the business day immediately following the effective date of the Registration Statement and expiring on the first anniversary of the effective date of the Registration Statement. The warrant agreements include certain anti-dilutive provisions.

    Prior to signing an employment agreement effective February 1, 1999, the Company's former Chief Executive Officer provided consulting services to the Company. Total consulting expense to this officer was $500,000 during fiscal 1998, of which $325,000 remained in accrued expenses and other liabilities as of January 30, 1999.

    In the fourth quarter of 1998, the Company entered into severance agreements with two executive officers. The Company, using the borrowing interest rate on its line of credit (prime plus 2%) discounted the future commitment payments resulting in a non-recurring charge of approximately $1,900,000. Under the terms of the agreements, both officers will receive severance payments over a three-year term beginning December 1998. The resulting expense is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for fiscal year 1998. In addition, as part of the severance agreement with one of the executive officers, the officer received 429,000 shares of common stock at no cost and, accordingly, the Company recorded additional compensation expense of approximately $176,000. In October 1999, the Company and one of the former officers agreed to a lump sum payment in the amount of $500,000 in full settlement for the total remaining liability due by the Company. Accordingly, the Company reversed approximately $200,000 of the then outstanding accrued liability, representing the difference between the agreed upon payment amount and the then outstanding liability.

NOTE 7 - BANK LINE OF CREDIT AND NOTES PAYABLE

         The bank line of credit and notes payable consist of the following:

                                                                                        JANUARY 29,          JANUARY 30,
                                                                                           2000                 1999
                                                                                        -----------          -----------
         Bank line of credit, bearing interest at the bank's prime rate plus 2%
         (10.5% at January 29, 2000), interest payable monthly, expiring  May 31,
         2000, secured by a pledge of substantially all of the Company's assets .      $ 30,906,247      $ 30,035,019

         Notes payable bearing interest ranging from 10.0% - 14.7%, payable in monthly installments ranging from $481 to $7,500 including
         interest, through July 1999, secured by equipment ......................                --            14,928

         Notes payable bearing interest ranging from  8.5%-10.8%, payable in monthly installments  ranging from $465 - $10,793 including interest,
         through March 2003, secured by fixtures ................................         1,636,140         2,841,267

         Note payable bearing interest at 10.25%, payable in monthly installments of $50,000, including interest, through April
         2000 ...................................................................           118,901           727,609

         Note payable bearing interest at 10.25%, payable in monthly installments of $75,000, including interest, with final payment of
         $65,736 in November 2000 ...............................................           778,071         1,552,488
                                                                                       ------------      ------------
                                                                                         33,439,359        35,171,311
         Less: current portion ..................................................       (32,741,575)      (32,800,627)
                                                                                       ------------      ------------
         Long-term portion ......................................................      $    697,784      $  2,370,684
                                                                                       ============      ============

    The aggregate maturities of the bank line of credit and notes payable at January 29, 2000 are as follows:

               FISCAL YEAR
               2000......................................  $ 32,741,575
               2001......................................       522,916
               2002......................................       122,975
               2003......................................        51,893
               2004......................................
                                                                     --
                                                           ------------
                                                           $ 33,439,359
                                                           ============

        Perfumania's $35 million revolving line of credit facility with LaSalle National Bank expires May 31, 2000. Advances made under the line of credit are based on a formula of eligible inventories and receivables, bear interest at 2% above the bank's prime rate (10.5% at January 29, 2000) and are payable on demand. Advances are secured by a first lien on all of Perfumania's assets and assignment of a life insurance policy on one of the Company's officers. Perfumania's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth, book value and achieving specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings, purchases of treasury stock and prohibits distribution of dividends. As of January 29, 2000, Perfumania was in violation of certain of the above covenants.

     At January 29, 2000, Perfumania had no availability under the line of credit. Perfumania's line of credit is guaranteed to the extent of $3,000,000 each by two stockholders of the Company.

     On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC that provides for borrowings of up to $40 million. Advances under the line of credit are based on a formula of eligible inventories and will bear interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula as defined by the lender. Advances will be secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two officers of the Company. The line will contain limitations on additional borrowings, capital expenditures and other items, and will contain various financial covenants including net worth and fixed charges coverage, as defined by the lender. The new credit facility replaces the LaSalle National Bank credit facility which was to expire on May 31, 2000, and accordingly no waiver of covenant violations was obtained from LaSalle National Bank.

NOTE 8 - IMPAIRMENT OF ASSETS

    Based on a review of the Company's retail store locations with negative cash flows, the Company recognized non-cash impairment charges relating to its retail segment of approximately $1.6 million, $1.0 million and $2.5 million during fiscal years ended 1999, 1998 and 1997, respectively. These charges were determined based on the difference between the carrying amount of the assets, representing primarily fixtures and leasehold improvements, at a particular store location and the fair value of the assets on a store by store basis. The estimated fair value was based on anticipated future cash flow discounted at a rate commensurate with the risk involved. These impairment losses are included in provision for impairment of assets and store closings, in the accompanying consolidated statements of operations.

NOTE 9 - INCOME TAXES

    The (provision) benefit for income taxes is comprised of the following amounts:

                                                          FISCAL YEAR ENDED
                                       -----------------------------------------------------
                                       JANUARY 29,          JANUARY 30,          JANUARY 31,
                                          2000                1999                  1998
                                       -----------          -----------          -----------
Current:
   Federal ...................         $  (124,000)         $        --          $   814,766
   State .....................                  --             (117,550)            (459,000)
                                       -----------          -----------          -----------
                                          (124,000)            (117,550)             355,766
                                       -----------          -----------          -----------
Deferred:
   Federal ...................                  --           (1,219,856)             346,384
   State .....................                  --                   --                   --
                                       -----------          -----------          -----------
                                                --           (1,219,856)             346,384
                                       -----------          -----------          -----------

Total tax (provision)  benefit         $  (124,000)         $(1,337,406)         $   702,150
                                       ===========          ===========          ===========







The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                                                            FISCAL YEAR ENDED
                                                            ------------------------------------------------
                                                            JANUARY 29,      JANUARY 30,         JANUARY 31,
                                                               2000             1999                 1998
                                                            -----------      -----------         -----------
(Provision) benefit at federal statutory rates..         $  (492,514)         $ 7,161,669          $ 4,066,060
Valuation allowance against current year benefit                  --           (7,161,669)                  --
State taxes ....................................                  --             (117,550)                  --
Non deductible expenses ........................            (709,450)                  --                   --
(Increase) reduction in the valuation allowance            1,072,545           (1,219,856)          (3,405,000)
Other ..........................................               5,419                   --               41,090
                                                         -----------          -----------          -----------
(Provision) benefit for income taxes ...........         $  (124,000)         $(1,337,406)         $   702,150
                                                         ===========          ===========          ===========

    Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities:

                                                                          JANUARY 29,     JANUARY 30,
                                                                             2000            1999
                                                                         ------------    ------------
Assets:
   Net operating loss and tax credit carryforwards..............         $  3,781,476    $  7,473,729
   Inventory....................................................            2,155,336       1,923,888
   Property and equipment.......................................            2,659,469       1,904,756
   Allowance for doubtful accounts and other....................               73,368         319,011
   Reserves.....................................................            2,849,638         982,601
   Other........................................................              148,310         136,157
                                                                         ------------    ------------
Total deferred tax assets.......................................           11,667,597      12,740,142
Valuation allowance.............................................          (11,667,597)    (12,740,142)
                                                                         ------------    ------------
Net deferred tax assets.........................................         $         --    $         --
                                                                         ============    ============

    During fiscal 1999, the Company provided a valuation allowance of $11,667,597 for deferred tax assets as management believes that it is more likely than not that the benefit of the deferred tax asset will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The Company has net operating loss carryforwards of approximately $10.5 million, which begin to expire in the year 2017.

NOTE 10 - STOCKHOLDERS' EQUITY

STOCK SUBSCRIPTION

    In March 1999, the Company entered into Subscription Agreements for the sale of 235,293 shares of the Company's common stock to a group of private investors at the agreed upon price of $8.50 per share. The proceeds of $2 million were received in January 1999. The Subscription Agreements require that the Company file the appropriate registration statement with the Securities and Exchange Commission within six months from the date of the Subscription Agreements to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price is less than $8.50 per share, the Company was obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the closing bid price of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the Subscription Agreements or 2) the product of $2.00 multiplied by the number of shares issued under the Subscription Agreements. As of January 30, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying consolidated balance sheets. The Company filed a registration statement in September 1999. Since the market price was less than $8.50 per share on the effective date of the registration statement, the Company reimbursed the investor group $470,588 in October 1999.

CONVERTIBLE NOTES

     In April 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series A Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $385,000 which was recorded by the Company as a non-cash interest charge to income in the first quarter of fiscal year 1999. The Notes bear interest at 8% and are payable in full in April 2002. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission which was filed in September 1999. The conversion price is the lower of (A) $4.35 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note. If the conversion price decreases, the Company is obligated to issue additional shares of common stock.

     In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series B Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $981,000 which was recorded by the Company as a non-cash interest charge to income in the second quarter of fiscal year 1999. The Notes bear interest at 8% and are payable in full in July 2002. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission which was filed in September 1999. The Conversion Price is the lower of (A) $3.40625 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

     On January 21, 2000, $300,000 of the Series A convertible notes, plus interest, were converted to 87,219 shares of common stock. These financial statements reflect the reduction in debt and interest payable, totaling $317,622, and offset against common stock and additional paid in capital as of January 29, 2000.

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

INVESTMENT IN AFFILIATE

     The Company's investment in and advances to partially-owned equity affiliate consists of a 26.67% (two million shares) interest in perfumania.com, inc. which totaled approximately $2.6 million and advances in the amount of approximately $255,000 as of January 29, 2000. The Company's accumulated deficit as of January 29, 2000 includes the equity in the net loss of perfumania.com, inc. totaling approximately $3.2 million.

     On September 29, 1999, perfumania.com, inc., which at the time was a wholly owned subsidiary of the Company, made an initial public offering of its common stock representing approximately 47% of the common stock outstanding following the offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company. The offering raised approximately $22.0 million, net of offering costs. perfumania.com, inc. received net proceeds from the initial public offering of approximately $15.6 million which were used for working capital and other general corporate purposes, including repayment of any outstanding indebtedness to the Company. In connection with the public offering, the Company recorded a $9.7 million increase in additional paid-in capital representing its then 53% (four million shares) interest in perfumania.com, inc.'s net proceeds in the initial public offering under the equity method of accounting.

     On October 4, 1999, the Company sold certain assets to perfumania.com, inc. consisting primarily of an e-commerce greeting card website for $500,000, of which $450,000 has been reflected as a dividend, since the Company's cost basis in such assets amounted to $50,000.

     On December 10, 1999, the Company signed an Option Agreement (the "Agreement") with an investment firm granting the investment firm two options to acquire up to 2,500,000 shares of perfumania.com, inc. from the Company for consideration in the amount of $12,500. The first option provides that the investment firm may purchase 2,000,000 shares for $6.00 per share on or prior to January 15, 2000 and provided that this option has been exercised, a second option to purchase 500,000 shares for $8.00 on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Agreement. The investment firm exercised the first option for the 2,000,000 shares on January 11, 2000 and the Company realized proceeds of $12,000,000. The Agreement provides when the first option is exercised, nominees of the investment firm will be appointed to constitute the majority of the members of the board of directors of perfumania.com, inc. subject to satisfaction of applicable SEC regulations. Subject to the exercise of the first option, the Agreement also limits the amount of shares of perfumania.com, inc. that may be sold by the Company, as well as the timing of these sales.

     On February 10,2000, Envision Development Corporation ("EDC") entered into a plan of merger with perfumania.com, inc. The plan of merger provided for among other things, the merger of EDC with perfumania.com. As a result, perfumania.com, inc. became a direct wholly-owned subsidiary of EDC and each share of common stock, par value $0.01 per share, of perfumania.com, inc. issued and outstanding before the plan of merger was converted into and exchanged for one share of common stock, par value $0.01 per share, of EDC.

     On April 29, 2000 the Company acquired 100% of the outstanding common stock of perfumania.com, inc. from EDC in exchange for 400,000 shares of EDC common stock held by the Company. In addition, the Company sold another 100,000 shares of EDC common stock for $2.5 million to a majority shareholder of EDC, and in a related transaction, the investment firm referred to above exercised its second option under the agreement to acquire 500,000 shares of EDC common stock at $8.00 per share. Total cash proceeds to the Company resulting from these transactions amounted to $6.5 million. The Company continues to own one million shares of EDC.

     The following represents condensed financial information for perfumania.com, inc. as of, and for the fiscal year ended, January 29, 2000.

Total assets (including cash of $9,208,501)                 $11,237,497

Total liabilities                                           $ 1,519,688

Shareholders' equity                                        $ 9,717,809

Revenues                                                    $ 2,290,149

Costs and expenses                                          $ 7,518,616

Net loss                                                    $(5,228,467)

PREFERRED STOCK

    The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without stockholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 29, 2000, no preferred stock had been issued.

TREASURY STOCK

     In December 1999, the Company's Board of Directors approved a 1,500,000 stock repurchase program. Pursuant to this program, Perfumania repurchased approximately 816,000 shares of common stock for $3.4 million in the fourth quarter of fiscal 1999.

STOCK OPTION PLANS

    Under the Company's Stock Option Plan (the "Stock Option Plan") and Directors Stock Option Plan (the "Directors Plan") (collectively, the "Plans"), 4,000,000 shares of common stock and 60,000 shares of common stock, respectively, are reserved for issuance upon exercise of options. The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 2,000 shares of common stock upon election as a director of the Company and an automatic grant of 4,000 shares of common stock upon such person's re-election as a director of the Company, in both instances at an exercise price equal to the fair value of the common stock on the date of grant.

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

    The Company has elected to follow the measurement prescribed by APB 25. Had compensation costs for the Company's Plans been determined based on the fair market value at the grant dates of options granted consistent with the method of SFAS 123, the Company's net income (loss) and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below:

                                                               FISCAL YEARS
                                                 ----------------------------------------------
                                                      1999            1998             1997
                                                 ------------   ------------       ------------
Net income (loss):
  As reported                                    $  1,044,182   $(18,974,498)      $(11,432,570)
  Proforma                                       $   (341,025)  $(19,735,008)      $(11,939,613)
Diluted net income (loss) per share:
  As reported                                    $       0.10   $      (2.85)      $     (1.63)
  Pro forma                                      $      (0.03)  $      (2.96)      $     (1.70)

    In calculating the pro forma net loss and net income (loss) per share for 1999, 1998 and 1997, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in 1999, 1998 and 1997:

                                            1999         1998         1997
                                        -----------  -----------  --------
Expected life (years).................  3 - 7 years  3 - 7 years  3 - 7 years
Interest rate.........................     4.72%        6.02%       6.52%
Volatility............................     126%         102%         39%
Dividend yield........................       0%           0%          0%

    Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant. The Plans also authorizes the Company to make loans to optionees to enable them to exercise their options.

    A summary of the Company's option activity, and related information for each of the three fiscal years ended January 29, 2000 is as follows:

                                                   1999                          1998                         1997
                                       ----------------------------- ----------------------------- ---------------------------
                                                        WEIGHTED                      WEIGHTED                   WEIGHTED
                                                        AVERAGE                        AVERAGE                    AVERAGE
                                                      EXERCISABLE                    EXERCISABLE                EXERCISABLE
                                         SHARES          PRICE          SHARES          PRICE       SHARES         PRICE
                                       ----------   ---------------- -----------    -------------- --------     --------------
Outstanding at beginning of year.      1,758,600          $ 0.46     1,724,150           $ 3.18    1,494,600       $ 3.19
Granted..........................        624,250            3.30     1,926,750 (1)         0.46      332,750         3.28
Exercised........................       (345,383)           0.50      (684,200)            0.45      (37,500)        3.13
Cancelled........................        (50,617)           0.50    (1,208,100)(1)         2.99      (65,700)        3.84
                                       ---------                     ---------                     ---------
Outstanding at end of year.......      1,986,850          $ 1.34     1,758,600           $ 0.46    1,724,150       $ 3.18
                                       =========                     =========                     =========
Options exercisable at end of
   year..........................      1,880,350          $ 1.18     1,600,275           $ 0.46    1,541,400       $ 3.14
Weighted-average fair value of
   Options granted during the year       624,250          $ 2.87     1,926,750           $ 0.46      332,750       $ 1.48

---------------
(1) Includes 1,130,600 options cancelled and then subsequently re-granted as part of the repricing.

    The following table summarizes information about stock options outstanding at January 29, 2000:

                                                OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                                             WEIGHTED-       WEIGHTED-                         WEIGHTED-
   RANGE OF                                   AVERAGE         AVERAGE                           AVERAGE
   EXERCISE                   NUMBER         EXERCISE       CONTRACTUAL         NUMBER         EXERCISE
    PRICES                  OUTSTANDING        PRICE           LIFE           OUTSTANDING       PRICES
-------------            ---------------- ------------- -----------------  ---------------- ----------
$0.41 - $0.50               1,372,350         $ 0.46            7             1,372,350         $ 0.46
$2.38 - $5.38                 614,500           3.25            7               508,000           3.15
                            ---------         ------           --              --------         ------
                            1,986,850         $ 1.34            7             1,880,350         $ 1.18
                            ==========        ======           ==             =========         ======

NOTE 11- EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) Savings and Investment Plan ("the Plan"). Pursuant to such plan, participants may make contributions to the Plan up to a maximum of 15% of total compensation or $9,500 (or such higher amount as is prescribed by the Secretary of the Treasury for cost of living adjustments), whichever is less, and the Company, in its discretion, may match such contributions to the extent of 25% of the first 4% of a participant's contribution. The Company's matching contributions vest over a 5-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company's matching contributions during fiscal years 1999, 1998 and 1997 were not significant.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

    The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $50,000 and for annual Company medical claims which exceed approximately $2,000,000 in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known. The self-insurance reserve at January 29, 2000 and January 30, 1999 was approximately $364,000 and $520,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

    The Company leases space for its office, warehouse and retail stores. The lease terms vary from one to ten years, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

    Rent expense for fiscal year 1999, 1998, and 1997 was approximately $16,473,000, $15,972,000, and $14,398,000, respectively. Future minimum lease commitments under these operating leases at January 29, 2000 are as follows:

FISCAL YEAR
-----------
2000.................................................  $14,875,000
2001.................................................   12,188,000
2002.................................................    8,954,000
2003.................................................    6,194,000
2004.................................................    4,566,000
Thereafter...........................................   10,566,000
                                                       -----------
Total future minimum lease payments..................  $57,343,000
                                                       ===========

     The Company's capitalized leases consist primarily of computer hardware and software equipment. The lease terms vary from one to five years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 29, 2000:

FISCAL YEAR
-----------

2000                                                     $   482,903
2001                                                         361,567
2002                                                         335,360
2003                                                           6,634
2004                                                              --
                                                         -----------
Total future minimum lease payments                        1,186,464
Less: amount representing interest                          (160,673)
                                                         -----------
Present value of minimum lease payments                    1,025,791
Less: current portion                                       (391,220)
                                                         -----------
                                                         $   634,571
                                                         ===========

    The depreciation expense relating to capital leases is included in depreciation and amortization expense.

    The Company is also involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, upon the advice of legal counsel, that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

NOTE 13 - SEGMENT INFORMATION

    Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table:

                                                                                   FISCAL YEAR ENDED
                                                          -------------------------------------------------------
                                                             JANUARY 29,          JANUARY 30,         JANUARY 31,
                                                                 2000                1999                1998
                                                          -----------------     --------------       -------------
         Net sales to external customers:
            Wholesale .............................         $ 36,975,463         $ 40,465,689         $ 34,031,744
            Retail ................................          155,952,646          134,789,944          129,561,815
                                                            ------------         ------------         ------------
              Total net sales to external customers         $192,928,109         $175,255,633         $163,593,559
                                                            ============         ============         ============
         Intersegment sales (excluded from above):
            Wholesale .............................         $ 18,556,182         $ 18,477,729         $ 80,022,607
            Retail ................................                   --                   --                   --
                                                            ------------         ------------         ------------
              Total intersegment sales ............         $ 18,556,182         $ 18,477,729         $ 80,022,607
                                                            ============         ============         ============
         Cost of goods sold:
            Wholesale .............................         $ 29,956,394         $ 32,920,317         $ 26,090,395
            Retail ................................           87,339,377           77,718,115           71,529,423
                                                            ------------         ------------         ------------
              Total cost of goods sold ............         $117,295,771         $110,638,432         $ 97,619,818
                                                            ============         ============         ============
         Gross profit:
            Wholesale .............................         $  7,019,069         $  7,545,372         $  7,941,349
            Retail ................................           68,613,269           57,071,829           58,032,392
                                                            ------------         ------------         ------------
              Total gross profit ..................         $ 75,632,338         $ 64,617,201         $ 65,973,741
                                                            ============         ============         ============
         Total assets:
            Wholesale .............................         $ 11,821,552         $ 21,665,800         $ 25,023,404
            Retail ................................           86,474,006           65,159,924           73,633,039
                                                            ------------         ------------         ------------
              Total assets.........................         $ 98,295,558         $ 86,825,724         $ 98,656,443
                                                            ============         ============         ============

         Inventories:
            Wholesale .............................         $  5,746,383         $  8,227,522         $ 20,368,792
            Retail ................................           62,981,145           45,652,610           52,769,050
                                                            ------------         ------------         ------------
              Total inventories ...................         $ 68,727,528         $ 53,880,132         $ 73,137,842
                                                            ============         ============         ============
         Depreciation and amortization:
            Retail ................................         $  4,725,691         $  4,480,681         $  4,697,816
                                                            ------------         ------------         ------------
              Total depreciation and amortization..         $  4,725,691         $  4,480,681         $  4,697,816
                                                            ============         ============         ============
         Capital expenditures:
            Retail ................................         $  2,820,321         $  8,849,837         $  6,831,944
                                                            ------------         ------------         ------------
              Total capital expenditures ..........         $  2,820,321         $  8,849,837         $  6,831,944
                                                            ============         ============         ============


     In fiscal year 1999, 1998 and 1997, the wholesale segment included foreign sales of approximately $2.0 million, $2.9 million and $1.7 million, respectively.

    NOTE 14- SUBSEQUENT EVENTS

     On March 9, 2000, the Company entered into a Securities Purchase Agreement and issued an aggregate of $4 million worth of Series C Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $1.2 million which was recorded by the Company as a non-cash interest charge to income in the first quarter of fiscal year 2000. The notes bear interest at 8% and are payable in full in March 2003. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Company filed a registration statement in April 2000. The Conversion Price is the lower of (A) $9.58 per share, subject to adjustment or
(B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

     On March 27, 2000, the Company entered into a Securities Purchase Agreement and issued an aggregate of $5 million worth of Series D Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $1.4 million which will be taken by the Company as a non-cash interest charge to income in the first quarter of fiscal year 2000. The notes bear interest at 8% and are payable in full in March 2003. The agreement requires the Company to file a registration statement with the Securities and Exchange Commission within forty-five days after the date of issuance of the convertible notes. The Company filed a registration statement in April 2000. The Conversion Price is the lower of (A) $7.76 per share, subject to adjustment or
(B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

    In March 2000, the Company acquired approximately 5% of the outstanding shares of common stock of The Sportsman's Guide, Inc., a marketer of value priced outdoor gear and general merchandise for cash totaling approximately $1.4 million. The Sportsman's Guide, Inc. offers its products via various catalogues and the Internet. The Company also signed a letter of intent to acquire additional shares of common stock of The Sportsman's Guide, Inc. representing approximately an additional 11% of its outstanding shares of common stock. The transaction is subject to due diligence and to date has not been completed.

    On March 6, 2000, the Company signed a letter of intent to acquire a 30% interest in Cellpoint Coporation, an Internet based distributor and retailer of wireless electronic equipment that sells its products both retail and wholesale, domestically and internationally. This transaction is subject to due diligence and to date has not been completed.

     On April 6, 2000, the Company signed a letter of intent to acquire a 30% interest in Backus Turner International, a company involved in Internet advertising media. This transaction is subject to due diligence and to date has not been completed.

                              E COM VENTURES, INC.
                          (FORMERLY PERFUMANIA, INC.)
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                                                          ADDITIONS
                                                                 ---------------------------
                                                BALANCE AT       CHARGED TO       CHARGED TO                            BALANCE
                                                 BEGINNING        COSTS AND          OTHER                              AT END
                                                 OF PERIOD         EXPENSE         ACCOUNTS           DEDUCTIONS       OF PERIOD
                                                 ---------         -------         --------           ----------       ---------
FOR THE YEAR ENDED
JANUARY 31, 1998:

Accounts receivable                                248,386        1,730,000              --          (1,273,432)(1)      704,954
Inventory                                          940,000        1,810,000              --                  --        2,750,000
Self insurance                                          --          297,710         187,449(2)         (146,937)(3)      338,222
Deferred tax asset valuation allowance                  --        3,405,000              --                  --        3,405,000

FOR THE YEAR ENDED
JANUARY 30, 1999:

Accounts receivable                                704,954               --              --                  --          704,954
Inventory                                        2,750,000        3,764,665              --          (2,351,414)(4)    4,163,251
Self insurance                                     338,222        1,295,410         541,484(2)       (1,654,491)(3)      520,625
Deferred tax asset valuation allowance           3,405,000        9,335,142              --                  --       12,740,142

FOR THE YEAR ENDED
JANUARY 29, 2000

Accounts receivable                                704,954           60,000              --            (704,954)(1)       60,000
Inventory                                        4,163,251          859,368              --          (2,652,666)(4)    2,369,953
Self insurance                                     520,625          986,501         370,875(2)       (1,514,449)(3)      363,552
Deferred tax asset valuation allowance          12,740,142               --              --          (1,072,545)      11,667,597


------------------

(1) Represents amounts written off against accounts receivable.

(2) Represents employee contributions.

(3) Represents benefit/premium payments.

(4) Represents amounts written off against inventory.

                              FINANCIAL STATEMENTS

                                                              PAGE
                                                              ----
Report of Independent Certified Public Accountants..........   45
Balance Sheets as of January 29, 2000 and January 30,
  1999......................................................   46
Statements of Operations for the Year Ended January 29, 2000
  and for the Period from January 7, 1999 (date of
  inception) through January 30, 1999.......................   47
Statements of Changes in Shareholders' Equity (Deficit) for
  the Year Ended January 29, 2000 and for the Period from
  January 7, 1999 (date of inception) through January 30,
  1999......................................................   48
Statements of Cash Flows for the Year Ended January 29, 2000
  and for the Period from January 7, 1999 (date of
  inception) through January 30, 1999.......................   49
Notes to Financial Statements...............................   50

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of Envision Development Corporation:

     In our opinion, the accompanying balance sheets and the related statements of operations, shareholders' equity (deficit) and cash flows present fairly, in all material respects, the financial position of Envision Development Corporation (successor to perfumania.com, inc.) (the "Company") at January 29, 2000 and January 30, 1999 and the results of its operations and its cash flows for the year ended January 29, 2000 and for the period from January 7, 1999 (date of inception) through January 30, 1999 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of the financial statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.





PricewaterhouseCoopers LLP
Miami, Florida

April 28, 2000

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                                 BALANCE SHEETS

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
                                        ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 9,208,501    $ 100,000
  Accounts receivable.......................................       38,937           --
  Inventories...............................................    1,651,327      209,655
  Prepaid expenses and other current assets.................      102,357           --
                                                              -----------    ---------
          Total current assets..............................   11,001,122      309,655
Property and equipment, net.................................      236,375       14,213
                                                              -----------    ---------
          Total assets......................................  $11,237,497    $ 323,868
                                                              ===========    =========
                    LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Amounts due to affiliate..................................  $   255,201    $ 531,326
  Accounts payable and accrued expenses.....................    1,264,487       66,037
                                                              -----------    ---------
          Total current liabilities.........................    1,519,688      597,363
                                                              -----------    ---------
Commitments and contingencies
Shareholders' equity (deficit):
  Preferred stock, $0.01 par value, 5,000,000 shares
     authorized,
     0 shares issued and outstanding........................           --           --
  Common stock, $0.01 par value, 20,000,000 shares
     authorized,
     7,500,000 and 5,000,000 shares issued and outstanding,
     respectively...........................................       75,000       50,000
  Additional paid in capital................................   15,194,771           --
  Accumulated deficit.......................................   (5,551,962)    (323,495)
                                                              -----------    ---------
          Total shareholders' equity (deficit)..............    9,717,809     (273,495)
                                                              -----------    ---------
          Total liabilities and shareholders' equity
            (deficit).......................................  $11,237,497    $ 323,868
                                                              ===========    =========

   The accompanying notes are an integral part of these financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                            STATEMENTS OF OPERATIONS

                                                                             FOR THE PERIOD
                                                                            FROM JANUARY 7,
                                                                FOR THE      1999 (DATE OF
                                                              YEAR ENDED       INCEPTION)
                                                              JANUARY 29,       THROUGH
                                                                 2000       JANUARY 30, 1999
                                                              -----------   ----------------
Net sales...................................................  $ 2,290,149      $       --
Cost of goods sold..........................................    1,832,094              --
                                                              -----------      ----------
Gross profit................................................      458,055              --
                                                              -----------      ----------
Operating expenses:
  General and administrative expenses.......................    3,234,910          60,245
  Sales and marketing expenses..............................    1,548,742          32,852
  Web site development expenses.............................      196,673          18,146
  Consulting fees...........................................      277,190          15,019
  Management fees to affiliate..............................      433,655          29,644
  Consulting fees to related party..........................           --         115,000
                                                              -----------      ----------
          Total operating expenses..........................    5,691,170         270,906
                                                              -----------      ----------
Loss from operations........................................   (5,233,115)       (270,906)
Interest income.............................................      180,886              --
Interest expense to affiliate...............................     (176,238)         (2,599)
                                                              -----------      ----------
Net loss....................................................  $(5,228,467)     $ (273,505)
                                                              ===========      ==========
Basic and diluted loss per common share.....................  $     (0.89)     $    (0.05)
Basic and diluted weighted average common shares
  outstanding...............................................    5,844,780       5,000,000

   The accompanying notes are an integral part of these financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

            STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT)

                                                                COMMON STOCK        ADDITIONAL
                                                            ---------------------     PAID IN     ACCUMULATED
                                                              SHARES      AMOUNT      CAPITAL       DEFICIT        TOTAL
                                                            ----------   --------   -----------   -----------   -----------
Balance at January 7, 1999 (date of inception)............       1,000   $     10   $        --   $        --   $        10
Net loss from the period from January 7, 1999 (date of
  inception) through January 30, 1999.....................          --         --            --      (273,505)     (273,505)
5,000-for-1 stock split...................................   4,999,000     49,990            --       (49,990)           --
                                                            ----------   --------   -----------   -----------   -----------
Balance at January 30, 1999...............................   5,000,000     50,000            --      (323,495)     (273,495)
Net loss..................................................          --         --            --    (5,228,467)   (5,228,467)
Issuance of common stock warrants in exchange for
  services................................................          --         --        66,150            --        66,150
Issuance of common stock through an initial public
  offering, net of expenses of $1,896,379.................   2,500,000     25,000    15,578,621            --    15,603,621
Dividend to affiliate.....................................          --         --      (450,000)           --      (450,000)
                                                            ----------   --------   -----------   -----------   -----------
Balance at January 29, 2000...............................   7,500,000   $ 75,000   $15,194,771   $(5,551,962)  $ 9,717,809
                                                            ==========   ========   ===========   ===========   ===========

   The accompanying notes are an integral part of these financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                            STATEMENTS OF CASH FLOWS

                                                                                  FOR THE PERIOD
                                                                                  FROM JANUARY 7,
                                                                                   1999 (DATE OF
                                                                  FOR THE           INCEPTION)
                                                                 YEAR ENDED           THROUGH
                                                              JANUARY 29, 2000   JANUARY 30, 1999
                                                              ----------------   -----------------
Cash flows from operating activities:
  Net loss..................................................    $(5,228,467)         $(273,505)
  Adjustments to reconcile net loss to net cash used in
     operating activities:
     Depreciation and amortization..........................         17,673                 95
     Impairment of long-term assets.........................        120,452                 --
     Other..................................................         24,414             11,035
     Charge for warrants issued in exchange for services....         66,150                 --
     Changes in operating assets and liabilities, net of
       acquisitions:
       Accounts receivable..................................        (38,937)                --
       Inventories..........................................     (1,466,086)                --
       Prepaid expenses and other current assets............       (102,357)                --
       Accounts payable and accrued expenses................      1,198,450             66,037
                                                                -----------          ---------
Net cash used in operating activities.......................     (5,408,708)          (196,338)
                                                                -----------          ---------
Cash flows from investing activities:
  Capital expenditures......................................       (310,287)           (14,308)
  Acquisition from affiliate................................        (50,000)                --
                                                                -----------          ---------
Net cash used in investing activities.......................       (360,287)           (14,308)
                                                                -----------          ---------
Cash flows from financing activities:
  Issuance of common stock, net of transaction costs of
     $1,896,379.............................................     15,603,621                 --
  Dividend to affiliate.....................................       (450,000)                --
  (Payments to) borrowings from affiliate, net..............       (276,125)           310,646
                                                                -----------          ---------
Net cash provided by financing activities...................     14,877,496            310,646
                                                                -----------          ---------
Net increase in cash and cash equivalents...................      9,108,501            100,000
Cash and cash equivalents, beginning of period..............        100,000                 --
                                                                -----------          ---------
Cash and cash equivalents, end of period....................    $ 9,208,501          $ 100,000
                                                                ===========          =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest to affiliate.....................................    $   176,238          $      --
                                                                ===========          =========

   The accompanying notes are an integral part of these financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 -- NATURE OF THE BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     On January 7, 1999, perfumania.com, inc. ("perfumania.com") was created as a wholly-owned subsidiary of Perfumania, Inc. (the "Affiliate"). The Affiliate is a wholly-owned subsidiary of E Com Ventures, Inc. perfumania.com operates an online store that specializes in the sale of fragrances, fragrance related products and bath and body products on a retail and wholesale basis. perfumania.com launched its online store in February 1999. On September 29, 1999, perfumania.com completed its initial public offering (see Note 2).

     On January 11, 2000, a change in control of perfumania.com occurred when Alta Limited ("Alta") exercised an option to purchase from the Affiliate 2,000,000 shares of common stock of perfumania.com at a price of $6.00 per share pursuant to an Option Agreement, dated December 10, 1999, among the Affiliate, Alta and the optionees who are signatories thereto. In connection with such exercise, Alta nominated two directors to the Board of Directors of perfumania.com and an additional four directors were added by the Board of Directors effective upon the expiration of the waiting requirements of Rule 14f-1 under the Securities Exchange Act of 1934, as amended. Under the Option Agreement, Alta has a second option to purchase 500,000 shares of common stock of Envision at a price of $8.00 per share on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Option Agreement.

     On February 10, 2000, Envision Development Corporation (the "Company") was formed in the State of Florida. The Company entered into a plan of merger with perfumania.com and EDC Sub, Inc., a Florida corporation and wholly-owned subsidiary of the Company on February 10, 2000. The plan of merger provided for, among other things, the merger of EDC Sub, Inc. with perfumania.com, with perfumania.com as the surviving corporation. As a result, perfumania.com became a direct wholly-owned subsidiary of the Company. The Company does not have any present significant operations itself or through any other subsidiary, except for the operations of perfumania.com.

     In addition, each share of common stock, par value $0.01 per share, of perfumania.com issued and outstanding before the reorganization was converted into and exchanged for one share of common stock, par value $0.01 per share, of the Company. Consequently, shareholders of perfumania.com became shareholders of the Company and ceased to be shareholders of perfumania.com. Pursuant to Florida Statutes, shareholder approval of this reorganization was not required, and the reorganization was tax-free for Federal income tax purposes to perfumania.com's shareholders.

     A summary of the significant accounting policies followed in the preparation of the accompanying financial statements is presented below:

     Fiscal year-end. The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company.

     Management's estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Management fees. Management fees reflected in the statements of operations represent shared expenses which have been allocated to the Company by the Affiliate for costs associated with resources it shares with the Affiliate using the proportional cost allocation method. Such allocations include the prorata share of the rent, utilities, facilities, maintenance, and administrative services provided by the Affiliate. Prorata amounts of rent, utilities and facilities expense were determined based on the square footage utilized by the Company

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

while administrative services charges by the Affiliate were determined based on the prorata share of time spent by the Affiliate's administrative personnel. Although no formal agreement existed through May 1, 1999, management believes these allocations are reasonable. The financial statements of the Company do not necessarily reflect the results of operations or financial position that would have existed had the Company been independent of the Affiliate, however, management believes that these fees are representative of the fair value of the services provided.

     Effective May 1, 1999, the Company entered into an intercompany services agreement (the "Agreement") with its Affiliate. Under the terms of the Agreement, the Company will pay various management fees to the Affiliate as follows: for corporate services, the monthly fee is fixed at $10,000 unless monthly gross sales exceed $50,000, at which time, the monthly fee will amount to $10,000 plus two percent of the Company's monthly gross sales; for fulfillment services, the fee is equal to three percent of the costs of goods sold by the Company and serviced by the Affiliate; for advertising services, the fee ranges between 20% to 50% of the cost of the advertisement incurred by the Affiliate; for shared facilities, the fee is equal to a proportionate share of the facility costs incurred by the Affiliate, initially 15%; and for inventory purchases, the purchase price is equal to 105% of the Affiliate's cost of such inventory. Management fees for the year ended January 29, 2000, amounted to $433,655.

     Sales and marketing expense. Sales and marketing expenses, which consist primarily of advertising and promotional costs, are charged to operations as incurred.

     Web site development expenses. Web development expenses consist principally of expenses incurred for the development of the Company's web site and are expensed as incurred. These costs are primarily covered under a service agreement with a software and network developer providing web hosting services.

     Revenue recognition. The Company's revenues are derived principally from the sale of products over the internet. Revenue and related costs are recognized upon delivery of goods, net of discounts and returns. Sales from electronic commerce transactions accounts for 84% of net sales for the year ended January 29, 2000. No one customer accounted for 10% or more of net revenues during the year ended January 29, 2000.

     Loss per share. Basic loss per common share is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding. Diluted earnings per common share include the dilutive effect of stock options using the treasury stock method. The difference between the weighted average common shares outstanding used to calculate basic and diluted earnings per share relates to stock options assumed exercised under the treasury method of accounting. Potentially dilutive shares as of January 29, 2000 not included in the diluted per share calculation include 224,244 shares because their effects would be anti-dilutive due to the loss incurred by us. Accordingly, for the year ended January 29, 2000 and the period from January 7, 1999 through January 30, 1999, diluted net loss per common share is the same as basic net loss per common share.

     Cash and cash equivalents. Short-term investments with maturities of three months or less are considered to be cash equivalents.

     Inventories. Inventories, consisting of finished goods, are carried at the lower cost or market, cost being determined on a moving average cost basis. Inventories include product costs, freight and insurance charges.

     Property and equipment. Property and equipment are recorded at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the respective assets. Expenditures for repairs and maintenance are charged to expense as incurred.

     Intangibles and other long lived assets. Assets and liabilities acquired in connection with business combinations accounted for under the purchase method are recorded at their respective estimated fair values. Goodwill represents the excess of the purchase price over the estimated fair value of net assets acquired,

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

including the recognition of applicable deferred taxes. At January 29, 2000, the Company had no recorded goodwill.

     The Company reviews long-lived assets, identifiable intangibles and goodwill and record an impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable.

     Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future discounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets or expected future cash flows on an undiscounted basis. The Company determined that the carrying amount of the Company's goodwill and other long-term assets was not recoverable; therefore, an impairment of approximately $120,000 was recorded as general and administrative expenses in the accompanying statement of operations for the year ending January 29, 2000.

     Income taxes. The Company records income taxes using the liability method of accounting for deferred income taxes. Under this method, deferred tax assets and liabilities are recognized for the expected future tax consequence of temporary differences between the financial statement and income tax bases of assets and liabilities. A valuation allowance is established when it is more likely than not that any or all of the deferred tax assets will not be realized. Prior to the change in control that occurred in January 2000, the Company filed a consolidated U.S. Federal income tax return with its Affiliate.

     Fair value of financial instruments. The Company's short-term financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, consist primarily of instruments without extended maturities, the fair value of which, based on management's estimates, equaled their carrying values.

     Due to Affiliate. Amounts due to Affiliate include accounts payable primarily for inventory and management fees. Such amounts have similar terms as with other suppliers which are due in 30 days. Interest is charged at 12.5% per annum. Total interest expense approximated $176,200 for the year ended January 29, 2000 and $2,600 during the period from January 7, 1999 through January 30, 1999.

     Concentration of risk. The Company operates an online store that specializes in the sale of fragrances, fragrance-related products and bath and body products. The Company has relied upon its Affiliate to provide corporate, fulfillment, inventory supply, advertising space-sharing and other administrative services through an intercompany agreement. Accordingly, a significant portion of the inventory sold since inception is purchased from the Affiliate at an amount equal to the Affiliate's cost plus five percent. The inability of the Affiliate to adequately provide these services or the failure of the Company to develop management and financial systems and alternative sources of inventory supply could adversely impact the Company's financial position or results of operations.

     The Company's principal competitors include department stores, discount perfume retailers, on-line retailers, catalog retailers and other retailers. Many of the Company's competitors are larger in scope and have greater financial and marketing resources.

     Recent accounting pronouncements. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. Management has not determined the effect, if any, of adopting SFAS No. 133.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 2 -- INITIAL PUBLIC OFFERING

     In September 1999, perfumania.com completed its initial public offering of its common stock (the "Offering"), in which perfumania.com and its Affiliate sold 3,500,000 shares of common stock at an offering price of $7.00 per share. Of the 3,500,000 shares of common stock, 2,500,000 shares of common stock were sold by perfumania.com. perfumania.com received proceeds of approximately $16,100,000, net of $1,400,000 underwriting discounts and commissions. perfumania.com used approximately $3,344,000 of the proceeds to repay advances from the Affiliate. Additionally, perfumania.com incurred approximately $496,000 in other costs in connection with the Offering. In connection with the Offering, perfumania.com granted common stocks warrant to the underwriters to purchase 350,000 shares of common stock at an exercise price of $9.80 per share. The common stock warrants can be exercised at any time for a period of five years.

NOTE 3 -- ACQUISITION

     On October 31, 1999, perfumania.com acquired certain assets of PostAcard.com, primarily an e-commerce greeting card website, from the Affiliate for $500,000 in cash. The acquisition has been recorded at the Affiliate's historical cost of $50,000 and the excess was treated as a dividend to the Affiliate. The acquisition was accounted for using the purchase method of accounting and since PostAcard.com had no tangible assets the Affiliate's historical cost was recorded as goodwill. Subsequent to its acquisition, perfumania.com determined that the carrying amount recorded was not recoverable; therefore, an impairment charge was recorded in the accompanying statement of operations. PostAcard.com had no significant operations for the year ended January 29, 2000.

NOTE 4 -- PROPERTY AND EQUIPMENT, NET

     Property and equipment, net is comprised of the following as of January 29, 2000 and January 30, 1999:

                                                                                     ESTIMATED
                                                                                      USEFUL
                                                       JANUARY 29,   JANUARY 30,     LIVES (IN
                                                          2000          1999          YEARS)
                                                       -----------   -----------   -------------
Furniture, fixtures and equipment....................     54,119            --            5
Computer equipment and software......................    200,024        14,308            3
                                                        --------      --------
                                                         254,143        14,308
Accumulated depreciation.............................    (17,768)          (95)
                                                        --------      --------
                                                        $236,375      $ 14,213
                                                        ========      ========

     Depreciation expense for the year ended January 29, 2000 and the period from January 7, 1999 (date of inception) through January 30, 1999 approximated $18,000 and $95, respectively.

NOTE 5 -- COMMITMENTS

     Effective April 15, 1999, perfumania.com entered into a 36 month service agreement with a software and network developer providing web hosting services. Pursuant to the agreement, perfumania.com must remit 36 equal monthly installments of $14,200. Under the term of the service agreement, in return for displaying the network developer's corporate logo on perfumania.com's web page, perfumania.com shall receive a marketing credit of $1,700 per month, resulting in a net monthly web hosting service fee of $12,500 per month. perfumania.com is subject to an early termination fee of $201,165 if cancelled within the first 12 months and $100,583 if cancelled after 24 months of service. The net monthly web hosting service fee is expensed as incurred and is reflected in web site development expenses in the accompanying financial statements.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     In May 1999, perfumania.com entered into an employment agreement with its then chief executive officer and president for a five year initial term. Total annual base salary is $200,000. A total of 225,000 common stock options were granted at an exercise price equal to the initial public offering price of $7.00 per share. These options vested immediately at the date of grant. Upon change of control of perfumania.com, the president is entitled to a lump sum payment equal to three times the annual base salary. Due to the change in control that took effect on January 11, 2000, the then president received a lump sum payment of $600,000. Such amount has been recorded as general and administrative expenses in the accompanying statement of operations for the year ended January 29, 2000.

     Four of the Company's officers have employment agreements which provide for aggregate base salaries of $715,000. The agreements expire at various dates from January 2003 through February 2004. The officers are eligible for an annual bonus, payable in the Company's stock or cash, based upon such criteria as may be established in advance by the Board of Directors.

NOTE 6 -- RELATED PARTY TRANSACTIONS

     perfumania.com has purchased a majority of the inventory sold since inception from the Affiliate at an amount equal to the Affiliate's cost plus five percent. For the year ended January 29, 2000 and the period from January 7, 1999 (date of inception) through January 30, 1999, such purchases totaled approximately $1,748,000 and $220,000, respectively.

     perfumania.com is charged for various services provided by the Affiliate including administrative, distribution and other services. Such charges were approximately $434,000 and $30,000 for the year ended January 29, 2000 and for the period from January 7, 1999 (date of inception) to January 30, 1999, respectively, and are classified as management fees in the accompanying statements of operations. Purchases of inventory and expenses charged by the Affiliate are not necessarily indicative of costs and expenses which might have been incurred had perfumania.com been operating as a separate, or stand-alone company. Management believes that all operating costs incurred by the Affiliate on behalf of perfumania.com are reflected in the accompanying financial statements.

     perfumania.com's former Chief Executive Officer (the "former CEO") provided consulting services to perfumania.com amounting to $50,000 during the period from January 7, 1999 (date of inception) through January 30, 1999. In addition, a party related to the former CEO provided consulting services to perfumania.com amounting to $65,000 during the period from January 7, 1999 (date of inception) through January 30, 1999. These consulting services were not subject to a written consulting agreement. Management believes that these amounts are representative of the time both parties spent in providing these consulting services to perfumania.com during the respective period. Both of these amounts are included in consulting fees in the accompanying statement of operation during the period from January 7, 1999 (data of inception) through January 30, 1999.

NOTE 7 -- STOCK OPTION PLAN

     Effective May 1, 1999, the Company adopted the 1999 Incentive Stock Option Plan (the "Plan"). Officers, key employees and nonemployee consultants may be granted stock options, stock appreciation rights, stock awards, performance shares and performance units under the Plan. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan.

     Prior to establishment of a Compensation Committee (the "Committee") of the Board of Directors, the Plan was administered by the Board of Directors of the Company. The Board of Directors or the Committee was authorized to determine, among other things, the key employees to whom, and the time at which, options and other benefits were granted, the number of shares subject to each option, the applicable vesting schedule

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

and the exercise price. The Board of Directors or the Committee will determine the treatment to be afforded to a participant in the Plan in the event of termination of employment for any reason, including death, disability or retirement. Under the Plan the maximum term of an incentive stock option is 10 years and the maximum term of a nonqualified stock option is 10 years.

     The Board of Directors has the power to amend the Plan from time to time. Shareholder approval of an amendment is only required to the extent that it is necessary to maintain the Plan's status as a protected plan under applicable securities laws or the Plan's status as a qualified plan under applicable tax laws.

     Options to purchase an aggregate of 740,000 have been granted under the Plan to employees and non-employee director nominees of the Company before January 11, 2000, the change in control date. These options have a total term of ten years. Of the total options to purchase shares granted under the Plan before the change in control date, 460,000 options vested immediately on the date of grant, and options to purchase 280,000 shares had vesting as follows: 16.67%, 33.33% and 50.0% of the total number of shares granted on the first, second and third anniversary of the date of grant, respectively. Given the change in control that occurred in January 2000, the 280,000 options became 100% vested in accordance with the Plan provisions of change in control. After the change in control date, the Company has granted 1,496,547 options to purchase shares of the Company common stock, exceeding the current Plan limits by 1,236,547 options. These options in excess of the current Plan limits are subject to shareholders' approval of an increase of the reserve shares of common stock under the Plan. The vesting period of these 1,496,547 options to purchase shares of the Company's common stock extends from three to four years.

     SFAS No. 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company measures compensation expense for the stock Plan using the intrinsic value method prescribed by Accounting Principal Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Accordingly, compensation expense for qualified and non-qualified employee stock options granted under the Plan is equal to the difference between the fair market value of the stock at the date of grant and the amount an employee must pay to acquire the stock. For options granted to employees which were outstanding prior to the Offering, the compensation expense is equal to the difference between the fair market value of the stock at the offering price and the amount an employee must pay to acquire the stock. For options granted to non-employee directors or other employees in exchange for goods and services, compensation cost is measured in accordance with SFAS No. 123.

     The following is a summary of all stock option transactions:

                                                                                           WEIGHTED
                                                                        WEIGHTED         AVERAGE FAIR
                                                          STOCK     AVERAGE EXERCISE   VALUE OF OPTIONS
                                                         OPTIONS         PRICE             GRANTED
                                                        ---------   ----------------   ----------------
Granted...............................................  2,236,547        $18.25             $16.72
Exercised.............................................         --            --
Canceled..............................................         --            --
                                                        ---------        ------
Outstanding at January 29, 2000.......................  2,236,547        $18.25
                                                        =========        ======

                                       55

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     The following table summarizes information about stock options outstanding at January 29, 2000:

                             STOCK OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                    -------------------------------------------   ------------------------
                                        WEIGHTED       WEIGHTED                   WEIGHTED
                                        AVERAGE        AVERAGE                    AVERAGE
RANGE OF EXERCISE     NUMBER OF        REMAINING       EXERCISE     NUMBER OF     EXERCISE
     PRICES         STOCK OPTIONS   CONTRACTUAL LIFE    PRICE     STOCK OPTIONS    PRICE
-----------------   -------------   ----------------   --------   -------------   --------
$ 6.75 - $ 7.50         720,000           9.40          $ 7.03        720,000      $ 7.03
$ 7.51 - $10.50          20,000           9.80           10.50         20,000       10.50
$10.51 - $22.00         775,556          10.00           22.00         55,556       22.00
$22.01 - $26.13         720,991          10.00           25.63        110,991       26.13
                      ---------          -----          ------      ---------      ------
$ 6.75 - $26.13       2,236,547           9.80          $18.25        906,547      $10.36
                      =========          =====          ======      =========      ======

     Reflected below are losses as of January 29, 2000 and January 30, 1999, as if compensation expense relative to the fair value of the options granted had been recorded under the provisions of SFAS No. 123. The fair value of each option grant was estimated using the Black-Scholes option-pricing model with the following assumptions used for grants: 10 years expected life with expected turnover of 10%; volatility factor of 100%; risk-free interest rates of 5.9%; and no dividend payments.

                                                              JANUARY 29,   JANUARY 30,
                                                                 2000          1999
                                                              -----------   -----------
NET LOSS:
  As reported...............................................  $(5,228,467)   $(273,505)
                                                              ===========    =========
  Pro forma.................................................  $(9,569,865)   $(273,505)
                                                              ===========    =========
BASIC LOSS PER SHARE:
  As reported...............................................  $     (0.89)   $   (0.05)
  Pro forma.................................................  $     (1.64)   $   (0.05)

DILUTED LOSS PER SHARE:
  As reported...............................................  $     (0.89)   $   (0.05)
  Pro forma.................................................  $     (1.64)   $   (0.05)

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

NOTE 8  -- INCOME TAXES

     Prior to the change in control that occurred in January 2000, the Company filed a consolidated U.S. Federal income tax return with its Affiliate. The provision for income taxes is computed as if the Company filed a separate tax return, on a stand-alone basis.

     The provision (benefit) for income taxes consists of the following:

                                                          JANUARY 29, 2000   JANUARY 30, 1999
                                                          ----------------   ----------------
Current:
  Federal...............................................    $        --         $      --
  State and local.......................................             --                --
                                                            -----------         ---------
                                                                     --                --
                                                            -----------         ---------
Deferred:
  Federal...............................................     (1,865,636)          (95,723)
  State and local.......................................       (251,373)           (7,193)
                                                            -----------         ---------
                                                             (2,117,009)         (102,916)
Valuation allowance.....................................      2,117,009           102,916
                                                            -----------         ---------
Provision for income taxes..............................    $        --         $      --
                                                            ===========         =========

     The significant components of the net deferred tax asset (liability) as of January 29, 2000 and January 30, 1999 are as follows:

                                                          JANUARY 29, 2000   JANUARY 30, 1999
                                                          ----------------   ----------------
Deferred tax assets:
  Net operating loss carryforward.......................    $ 2,138,802         $  98,763
  Reserves and allowances...............................         69,874             4,153
                                                            -----------         ---------
                                                              2,208,676           102,916
  Valuation allowance...................................     (2,117,009)         (102,916)
                                                            -----------         ---------
          Total deferred tax asset......................         91,667                --
                                                            -----------         ---------
Deferred tax liability:
  Property and equipment................................         (6,200)               --
  State taxes...........................................        (85,467)               --
                                                            -----------         ---------
          Total deferred tax liabilities................        (91,667)               --
                                                            -----------         ---------
Net deferred tax asset (liability)......................    $        --         $      --
                                                            ===========         =========

     The Company provides a valuation allowance against deferred tax assets if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company has established a valuation allowance against deferred tax assets of $2,117,009 and $102,916 at January 29, 2000 and January 30, 1999, respectively.

     The Company has Federal and State net operating loss carryforwards of approximately $5,400,000 as of January 29, 2000, both of which will begin to expire in the year 2018.

     During 1999, the Company was involved in certain transactions that included changes in the ownership of the Company's stock. In connection with the ownership charge, the Internal Revenue Code may restrict the amount of losses and credit that may be used to offset future income.

                        ENVISION DEVELOPMENT CORPORATION
                      (SUCCESSOR TO PERFUMANIA.COM, INC.)

                  NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of U.S. statutory federal income tax expense on the earnings from continuing operations is as follows:

                                                        JANUARY 29, 2000    JANUARY 30, 1999
                                                        ----------------    ----------------
U.S. statutory federal rate applied to pretax
  income..............................................        34.0%               34.0%
  State income taxes..................................         3.6%                3.6%
  Valuation allowance.................................       (37.6)%             (37.6)%
                                                             -----               -----
Provision for income taxes............................          --                  --
                                                             =====               =====

NOTE 9 -- SUBSEQUENT EVENTS

     On March 10, 2000, the Company signed an Amended and Restated Agreement and Plan of Merger to acquire all of the outstanding stock of Envision Development Corporation, a Massachusetts corporation. The closing of this transaction is subject to Shareholder approval.

     On April 7, 2000, Envision acquired approximately 80% of the voting stock of Qui Vive, Inc. ("Qui Vive"), a Delaware corporation pursuant to an Amended and Restated Stock Acquisition Agreement (the "Stock Acquisition Agreement"), dated March 31, 2000, among Envision, QV Acquisition Corporation, a Delaware corporation that is a wholly-owned subsidiary of Envision and created solely for the purpose of the acquisition, Sundog Technologies, Inc., a Delaware corporation, and RockMountain Ventures Fund, LP, a Delaware limited partnership. Pursuant to this Stock Acquisition Agreement, Envision issued shares of its common stock in order to acquire shares of Series A Preferred Stock and Series B Preferred Stock of Qui Vive on April 7, 2000. Envision issued 1,492,500 shares of its common stock to acquire the 80% interest. Envision will issue additional shares of its common stock to complete the acquisition of 80% of the voting stock of Qui Vive subject to Envision's shareholder approval. Qui Vive, which does business as "QV Tech", has no significant operations except for the development of its proprietary "Interosa" technology.

     On April 10, 2000, the Company entered into an Amended and Restated Stock Purchase Agreement with VP IP, a Delaware corporation. Pursuant to the terms of this agreement, the Company acquired the software and URL of VP IP. In exchange, the Company issued 200,000 shares of its common stock to the owners of VP IP which were William Patch, Chairman and Chief Executive Officer of the Company, and his immediate family and Alex Adamopoulos, an officer of the Company.

     On April 20, the Board of Directors approved a lease for the new corporate headquarters in Bridgewater, Massachusetts. The lease commences on August 1, 2000 for a term of seven years. The minimum lease payments are approximately $529,000 annually for years one to five and approximately $568,000 annually for years six and seven.

     The Company has a history of significant operating losses and its future capital needs may exceed its current financial resources. The Company also anticipates continuing operating losses in the future and presently is unable to predict when it may become profitable, if at all. As a result of the foregoing, a significant shareholder of the Company has committed to fund the Company's operations and cash requirements through May 31, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     As disclosed in a form 8-K filed with the Securities and Exchange Commission on April 11, 2000, on April 4, 2000, PricewaterhouseCoopers LLP ("PwC"), notified us that upon completion of their audit of our consolidated financial statements for the fiscal year ended January 29, 2000, they will resign as our independent certified public accountants.

     PwC has previously audited our consolidated financial statements for the fiscal years ended January 30, 1999 and January 31, 1998 ("Prior Fiscal Years"). Their reports on such consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for a modified opinion for the fiscal year ended January 30, 1999 relating to our ability to continue as a "going concern". Further, in connection with its audits of our financial statements for the Prior Fiscal Years and through May 15, 2000, we had no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make a reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for each of the Prior Fiscal Years.

     Our Board of Directors will select a successor independent certified public accounting firm once they meet and review the qualifications of potential applicants.

                                    PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

         Our directors and executive officers are as follows:

NAME                                                   AGE                       POSITION
----                                                   ---                       --------
Ilia Lekach                                            51      Chairman of the Board and Chief Executive Officer

Jerome Falic                                           36      President and Vice Chairman of the Board

Marc Finer                                             38      President of the Retail Division and Director

A. Mark Young                                          37      Chief Financial Officer

Donovan Chin                                           33      Chief Financial Officer of Perfumania, Inc., Secretary and
                                                               Director

Claire Fair                                            40      Vice President of Human Resources

Robert Pliskin(1)(2)(3)                                76      Director

Carole Ann Taylor(1)(2)(3)                             54      Director

Horacio Groisman, M.D.(2)(3)                           47      Director

Zalman Lekach                                          33      Director


-------------

(1)      Member of Audit Committee.

(2)      Member of Compensation Committee.

(3)      Member of Stock Option Committee.

     ILIA LEKACH is one of our co-founders and was our Chief Executive Officer and Chairman of the Board from incorporation in 1988 until his resignation in April 1994. Mr. Lekach was re-appointed Chief Executive Officer and Chairman of the Board on October 28, 1998. He is also Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc., a publicly traded manufacturer of fragrance and related products, and Chairman of the Board of Directors of Take To Auction.Com, Inc. In August 1996, Mr. Lekach became an officer and director with L. Luria & Son, Inc., a publicly traded specialty discount retailer. On August 13, 1997, L. Luria & Son, Inc., filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated.

     JEROME FALIC was appointed President on October 28, 1998. Mr. Falic has been a Vice President since our inception and a director since August 1994. Mr. Falic was appointed Vice Chairman of the Board in September 1994.

     MARC FINER has been the President of PERFUMANIA'S Retail Division since March 1994 and a director since August 1994. Mr. Finer was the President of Parfums Expresso, Inc. and Parfums D'Arte, wholesale distributors of fragrances in Puerto Rico, from their inception in August 1986 until March 1994.

     A. MARK YOUNG joined us as Chief Financial Officer in February 2000. Prior to his appointment, Mr. Young was employed for seven years in the Business Assurance practice of the Middle Market Group of PricewaterhouseCoopers LLP, South Florida.

     DONOVAN CHIN was appointed Chief Financial Officer of Perfumania in February 2000. Mr. Chin was our Chief Financial Officer and Secretary from February 1999 until February 2000. Prior to that time, Mr. Chin served as our Corporate Controller from May 1995 to February 1999 and Assistant Corporate Controller from May 1993 to May 1995. Previously, Mr. Chin was employed by Price Waterhouse LLP in its Miami audit practice.

     CLAIRE FAIR was appointed Vice President of Human Resources in August 1996. From November 1993 to August 1996, she served as Director of Human Resources. Previously, she was the Director of Employee Relations with Sterling, Inc.

     ROBERT PLISKIN was appointed a director in October 1991. Mr. Pliskin served as President of Longines Wittnauer Watch Company from 1971 to 1980 when he became President of the Seiko Time Corporation, a position he held until 1987. In 1987 he became the President of Hattori Corporation of America, a distributor of watches and clocks, until his retirement in 1993. Mr. Pliskin is a member of our Audit, Compensation and Stock Option Committees.

     CAROLE ANN TAYLOR was appointed a director in June 1993. From 1987 to 1998, Ms. Taylor was the owner and president of the Bayside Company Store, a retail souvenir and logo store at Bayside Marketplace in Miami, Florida. During this time she has also been a partner of the Jardin Bresilien Restaurant also located at the Bayside Marketplace. Currently, Ms. Taylor is the owner of Miami To Go, Inc., a retail and wholesale logo and souvenir merchandising and silkscreening company. She is also a partner at Miami Airport Duty Free Joint Venture with Greyhound Leisure Services which owns and operates the 19 duty free stores at Miami International Airport. She serves as director of the Miami-Dade Chamber of Commerce, the Greater Miami Convention & Visitors Bureau and the Miami Film Festival. Ms. Taylor is a member of our Audit, Compensation and Stock Option Committees.

     DR. HORACIO GROISMAN was appointed a director in March 1999, and is Vice-Chairman of the Board of Directors of Take To Auction.Com, Inc. Dr. Groisman has been a practicing physician since 1981, specializing in head and neck surgery, and currently has offices in Miami, Aventura and Hollywood, Florida. Dr. Groisman is a member of our Compensation and Stock Option Committees.

     ZALMAN LEKACH was appointed a director in November 1999. Mr. Lekach became a director and an executive in Parlux, S.A., a subsidiary of Parlux Fragrances, Inc. in May 1990. In May 1993, he resigned his executive position and owned and operated a company exporting foods and health/beauty aids to South America. In January of 1995, he rejoined Parlux as its Chief Operating Officer and a director. In June 1996, Mr. Zalman Lekach also assumed the position of President of Parlux. In January 1999, Mr. Zalman Lekach resigned his position as President and Chief Operating Officer of Parlux to pursue opportunities unrelated to the fragrance field. Messrs. Ilia Lekach and Zalman Lekach are brothers.

     Our officers are elected annually by the Board of Directors and serve at the discretion of the Board. Directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION

     The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2000 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2000 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2000 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

         (a)       The following documents are filed as part of this report:

                   (1)      Financial Statements

     An index to financial statements for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 appears on page 23.

                   (2)      Financial Statement Schedule

     The following statement schedule for the fiscal years ended January 29, 2000, January 30, 1999 and January 31, 1998 are submitted herewith:

                                                                        ITEM
                                                                      FORM 10-K
                                                                       NUMBER
                                                                        PAGE
                                                                       ------

            Schedule II - Valuation and Qualifying Accounts and
            Reserves                                                     43

     All other financial schedules are omitted because they are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

(3)      Exhibits

                                                                                                             PAGE NUMBER
                                                                                                           OR INCORPORATED
                                                                                                            BY REFERENCE
         EXHIBIT                                        DESCRIPTION                                             FROM
         -------                                        -----------                                             ----
           3.1       Amended and Restated Articles of Incorporation                                              (1)

           3.2       Bylaws                                                                                      (2)

           4.1       Warrant Agreement between the Company and Josephthal, Lyon & Ross Incorporated              (3)

          10.1       Executive Compensation Plans and Arrangements                                               (5)

                     (a) Employment Agreement, dated as of February 1, 1995, between the Company and Simon Falic

                     (b) Employment Agreement, dated as of February 1, 1995, between the Company and Jerome Falic

                     (c) Employment Agreement, dated as of February 1, 1995, between the Company and Ron Friedman

                     (d) Consulting Agreement, dated as of January 1, 1994, between the Company and Rachmil Lekach

                     (e) Consulting Agreement, dated as of May 2, 1995, between the Company and Ilia Lekach

          10.3       Amendments to the Loan and Security Agreements between the Company and LaSalle              (5)
                     National Bank dated July 29, 1994, and September 30, 1994

          10.4       Amendments to the Loan and Security Agreements between the Company and LaSalle              (6)
                     National Bank dated March 29, 1996

          10.5       1991 Stock Option Plan, as amended                                                          (6)

          10.6       1992 Directors Stock Option Plan, as amended                                                (6)

          10.7       Regulation S 5% Convertible Debentures Agreement                                            (6)

          10.8       Regulation S Stock Subscription Agreement                                                   (6)

          10.9       Amendments to the Loan and Security Agreements between LaSalle National Bank                (7)
                     dated April 16, 1997

          21.1       Subsidiaries of the Registrant                                                              (9)

          23.1       Consent of PricewaterhouseCoopers LLP                                                       (9)

          27.1       Financial Data Schedule (for SEC use only)                                                  (9)

-------------
(1) Incorporated by reference to the exhibit of the same description filed with the Company's 1993 Form 10-K (filed April 28, 1994).

(2) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No. 33-46833).

(3) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No. 33-43556).

(4)  Not used.

(5) Incorporated by reference to the exhibit of the same description filed with the Company's 1994 Form 10-K (filed April 20, 1995).

(6) Incorporated by reference to the exhibit of the same description filed with the Company's 1995 Form 10-K (filed April 26, 1996).

(7) Incorporated by reference to the exhibit of the same description filed with the Company's 1996 Form 10-K (filed May 2, 1997) .

(8)  Not used.

(9)  Filed herewith.

(b)      Reports on Form 8-K

         On April 11, 2000, the Company filed a Current Report on Form 8-K reporting that on April 4, 2000 the Company's auditor, PricewaterhouseCoopers LLP, will resign as the Company's independent certified public accountants upon completion of the audit of the Company's consolidated financial statements for the fiscal year ended January 29, 2000.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. May 15, 2000.

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

                                 SIGNATURE                               TITLE                 DATE
                                 ---------                               -----                 ----
                      /s/ ILIA LEKACH                        Chairman of the Board and    May 15, 2000
                      -----------------------------          Chief Executive Officer
                      Ilia Lekach


                      /s/ JEROME FALIC                       President and Vice Chairman  May 15, 2000
                      -----------------------------          of the Board
                      Jerome Falic


                      /s/ A. MARK YOUNG                      Chief Financial Officer      May 15, 2000
                      -----------------------------
                      A. Mark Young


                      /s/ DONOVAN CHIN                       Chief Financial Officer      May 15, 2000
                      -----------------------------          Perfumania, Inc.,
                      Donovan Chin                           Secretary and Director


                      /s/ MARC FINER                         President of the Retail      May 15, 2000
                      -----------------------------          Division
                      Marc Finer                             and Director


                      /s/ ROBERT PLISKIN                     Director                     May 15, 2000
                      -----------------------------
                      Robert Pliskin


                      /s/ CAROLE ANN TAYLOR                  Director                     May 15, 2000
                      -----------------------------
                      Carole Ann Taylor


                      /s/ HORACIO GROISMAN, M.D.             Director                     May 15, 2000
                      -----------------------------
                      Horacio Groisman, M.D.


                      /s/ ZALMAN LEKACH                      Director                     May 15, 2000
                      -----------------------------
                      Zalman Lekach