Form 10-K/A
period 2000-01-29
E COM VENTURES INC
filed 2000-05-30
CIK 880460

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

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of the Company are as follows:

         NAME                             AGE                      POSITION
         ----                             ---                      --------
         Ilia Lekach                      51  Chairman of the Board and Chief Executive Officer

         Jerome Falic                     36  President and Vice Chairman of the Board

         Marc Finer                       38  President of the Retail Division of Perfumania and
                                              Director

         A. Mark Young                    37  Chief Financial Officer

         Donovan Chin                     33  Chief Financial Officer of Perfumania, Inc.,
                                              Secretary and Director

         Claire Fair                      40  Vice President of Human Resources

         Robert Pliskin(1)(2)(3)          76  Director

         Carole Ann Taylor(1)(2)(3)       54  Director

         Horacio Groisman, M.D.(2)(3)     47  Director

         Zalman Lekach                    33  Director

---------------

(1)   Member of Audit Committee.
(2)   Member of Compensation Committee.
(3)   Member of Stock Option Committee.

         ILIA LEKACH is one of our co-founders and was our Chief Executive Officer and Chairman of the Board from incorporation in 1988 until his resignation in April 1994. Mr. Lekach was re-appointed Chief Executive Officer and Chairman of the Board on October 28, 1998. He is also Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc., a publicly traded manufacturer of fragrance and related products, and Chairman of the Board of Directors of Take To Auction.Com, Inc. In August 1996, Mr. Lekach became an officer and director of L. Luria & Son, Inc., a publicly traded specialty discount retailer. On August 13, 1997, L. Luria & Son, Inc., filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated. Messrs. Ilia Lekach and Zalman Lekach are brothers.

         JEROME FALIC has served as our President since October 28, 1998, as a Director since August 1994 and as the Vice Chairman of the Board since September 1994. Prior to his appointment as President, Mr. Falic served as a Vice President since our inception in 1988.

         MARC FINER has been the President of Perfumania's Retail Division since March 1994 and a Director since August 1994. Mr. Finer was the President of Parfums Expresso, Inc. and Parfums D'Arte, wholesale distributors of fragrances in Puerto Rico, from their inception in August 1986 until March 1994.

         A. MARK YOUNG joined us in February 2000 and was appointed our Chief Financial Officer in May 2000. Prior to joining us, Mr. Young was employed for seven years in the Business Assurance practice of the Middle Market Group of PricewaterhouseCoopers LLP, South Florida.

         DONOVAN CHIN currently serves as the Chief Financial Officer of Perfumania and as our Secretary and a member of our Board of Directors. He was appointed Chief Financial Officer of Perfumania in May 2000, has served as our Secretary since February 1999 and has served as a Director since March 1999. He also served as our Chief Financial Officer from February 1999 until May 2000. Prior to that time, Mr. Chin served as our Corporate Controller from May 1995 to February 1999 and Assistant Corporate Controller from May 1993 to May 1995. Previously, Mr. Chin was employed by Price Waterhouse LLP in its Miami audit practice.

         CLAIRE FAIR has served as Vice President of Human Resources since August 1996. From November 1993 to August 1996, she served as Director of Human Resources. Previously, she was the Director of Employee Relations with Sterling, Inc., a national jewelry specialty retailer company.

         ROBERT PLISKIN has served as a Director since October 1991. Mr. Pliskin served as President of Longines Wittnauer Watch Company from 1971 to 1980 when he became President of the Seiko Time Corporation, a distributor of watches, a position he held until 1987. In 1987 he became the President of Hattori Corporation of America, a distributor of watches and clocks, until his retirement in 1993. Mr. Pliskin is a member of our Audit, Compensation and Stock Option Committees.

         CAROLE ANN TAYLOR has served as a Director since June 1993. From 1987 to 1998, Ms. Taylor was the owner and president of the Bayside Company Store, a retail souvenir and logo store at Bayside Marketplace in Miami, Florida. During this time she has also been a partner of the Jardin Bresilien Restaurant also located at the Bayside Marketplace. Currently, Ms. Taylor is the owner of Miami To Go, Inc., a retail and wholesale logo and souvenir merchandising and silkscreening company. She is also a partner at Miami Airport Duty Free Joint Venture with Greyhound Leisure Services which owns and operates the 19 duty free stores at Miami International Airport. She serves as director of the Miami-Dade Chamber of Commerce, the Greater Miami Convention & Visitors Bureau and the Miami Film Festival. Ms. Taylor is a member of our Audit, Compensation and Stock Option Committees.

         DR. HORACIO GROISMAN has served as a Director since March 1999. Dr. Groisman has been a practicing physician since 1981, specializing in head and neck surgery, and currently has offices in Miami, Aventura and Hollywood, Florida. Dr. Groisman is a member of our Compensation and Stock Option Committees. He also serves as Vice-Chairman of the Board of Directors of Take To Auction.Com, Inc.

         ZALMAN LEKACH has served as a Director since November 1999. Mr. Lekach became a director and an executive in Parlux, S.A., a subsidiary of Parlux Fragrances, Inc. in May 1990. In May 1993, he resigned his executive position and owned and operated a company exporting foods and health/beauty aids to South America. In January of 1995, he rejoined Parlux as its chief operating officer and a director. In June 1996, Mr. Zalman Lekach also assumed the position of President of Parlux. In January 1999, Mr. Zalman Lekach resigned his position as president and chief operating officer of Parlux to pursue opportunities unrelated to the fragrance field. Messrs. Ilia Lekach and Zalman Lekach are brothers.

         Our officers are elected annually by the Board of Directors and serve at the discretion of the Board. Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

SECTION 16(a)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own more than 10 percent of our Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended January 29, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with except that three reports relating to three transactions were filed late by Jerome Falic, and each as the following failed to file one report for one transaction: Marc Finer, Claire Finer, Donovan Chin, Robert Pliskin, Carol Ann Taylor, Horacio Groisman and Zalman Lekach.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation awarded to, earned by or paid to our (a) Chief Executive Officer, and (b) our four most highly compensated executive officers other than the Chief Executive Officer whose compensation exceeded $100,000 in fiscal 1999, for services rendered to us during fiscal year 1999, 1998 and 1997. The Chief Executive Officer and such other executive officers are sometimes hereafter collectively referred to as the "Named Executive Officers".

                           SUMMARY COMPENSATION TABLE

                                                                                     LONG-TERM COMPENSATION
                                                                       --------------------------------------------------
                                      ANNUAL COMPENSATION                       AWARDS                  PAYOUTS
                              ---------------------------------------  --------------------------------------------------
                                                              OTHER
                                                              ANNUAL    RESTRICTED
NAME AND                      FISCAL                      COMPENSATION   STOCK                       LTIP      ALL OTHER
PRINCIPAL POSITION             YEAR  SALARY($)   BONUS($)   ($)(1)      AWARDS($)     OPTIONS(#)   PAYOUTS($)      ($)
------------------            -----  ---------   --------  -----------  -----------   ----------   ----------  ----------
Ilia Lekach (2)                1999   420,000         0         0            0              0            0         0
  Chairman of the Board and    1998         0         0   500,000(3)         0        775,000(4)         0         0
  Chief Executive Officer

Jerome Falic                   1999   322,757         0         0            0              0            0         0
  President and                1998   259,034         0         0            0        334,500(4)         0         0
  Vice Chairman of the Board   1997   246,700         0         0            0              0            0         0

Marc Finer                     1999   225,571         0         0            0        150,000            0         0
  President, Retail Division   1998   200,401         0         0            0         60,000(4)         0         0
                               1997   183,912         0         0            0         50,000            0         0

Claire Fair                    1999   167,428         0         0            0         60,000            0         0
  Vice President of Human      1998   116,980         0         0            0         26,500(4)         0         0
  Resources                    1997   114,980         0         0            0         15,000            0         0

Donovan Chin                   1999   167,185         0         0            0        100,000            0         0
  Chief Financial Officer,     1998    85,014         0         0            0         34,500(4)         0         0
  Perfumania, Inc. and         1997    80,575         0         0            0              0            0         0
  Secretary

--------------

(1) The column for "Other Annual Compensation" does not include any amounts for executive perquisites and any other personal benefits, such as the cost of automobiles, life insurance and disability insurance because the aggregate dollar amount per executive is less than 10% of his annual salary and bonus.
(2) Ilia Lekach was re-appointed as Chief Executive Officer and Chairman of the Board on October 28, 1998.
(3) Amount reported represents consulting fees paid to Ilia Lekach during Fiscal 1998 prior to his employment with us.
(4) Includes options repriced effective October 28, 1998 in the following amounts: Ilia Lekach (375,000); Jerome Falic (100,000); Marc Finer (60,000); Claire Fair (21,500); and Donovan Chin (14,500).

                               OPTION GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options made during fiscal year 1999 to the Named Executive Officers.



                                                    INDIVIDUAL OPTION GRANTS IN FISCAL YEAR 1999
                       --------------------------------------------------------------------------------------------------------
                                                                                                     POTENTIAL REALIZABLE
                                              % OF TOTAL                                               VALUE AT ASSUMED
                                                OPTIONS                                                 ANNUAL RATES OF
                                              GRANTED TO                                           STOCK PRICE APPRECIATION
                          NUMBER OF            EMPLOYEES         EXERCISE                               FOR OPTION TERM
                           OPTIONS             IN FISCAL        PRICE PER        EXPIRATION      ------------------------------
 NAME                      GRANTED             1999 (1)           SHARE             DATE            5% (2)          10% (2)
 ----                  ----------------      --------------    -------------    -------------    -------------    -------------
Marc Finer                     150,000            24%             $3.13             2009             $295,266         $748,262

Claire Fair                     60,000            10%             $3.13             2009             $118,106         $299,305

Donovan Chin                   100,000            16%             $3.13             2009             $196,844         $498,841


-------------

(1)  Total stock option grants during fiscal 1999 were 624,250.

(2) In accordance with the rules of the Securities and Exchange Commission, the potential realizable values for such options shown in the table presented above are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. These assumed rates of appreciation do not represent our estimate or projection of the appreciation of shares of our common stock.

             STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning option exercises in fiscal year 1999 and the number of unexercised stock options held by the Named Executive Officers as of January 29, 2000.


                                                                                                 VALUE OF
                                                                       NUMBER OF               UNEXERCISED
                                                                      UNEXERCISED              IN-THE-MONEY
                              NUMBER OF                            OPTIONS AT FISCAL        OPTIONS AT FISCAL
                               SHARES                                 YEAR-END(#)              YEAR-END($)
                              ACQUIRED                            ---------------------     -------------------
                                 ON                 VALUE             EXERCISABLE/             EXERCISABLE/
NAME                          EXERCISE            REALIZED           UNEXERCISABLE            UNEXERCISABLE
---------------            ----------------     --------------    ---------------------     -------------------
Ilia Lekach                      --                  --               775,000/0                $3,475,063/0
Jerome Falic                     --                  --               334,500/0                $1,502,344/0
Marc Finer                       --                  --               177,000/0                $  390,938/0
Claire Fair                      --                  --                77,000/0                $  183,888/0
Donovan Chin                     --                  --               109,500/0                $  222,906/0


DIRECTOR COMPENSATION

         We pay each nonemployee director a $6,500 annual retainer, and we reimburse them for their expenses in connection with their activities as directors. In addition, nonemployee directors are eligible to receive stock options under the Directors Stock Option Plan.

         The Directors Stock Option Plan currently provides for an automatic grant of an option to purchase 2,000 shares of our common stock upon a person's election as a director and an automatic grant of options to purchase 4,000 shares of our common stock upon such director's re-election to the Board, in both instances at an exercise price equal to the fair market value of the common stock on the date of the option grant.

EMPLOYMENT AGREEMENTS

         Effective February 1, 1999, we entered into 3-year employment agreements with Ilia Lekach and Jerome Falic pursuant to which they will receive an annual salary of $400,000 and $318,347, respectively, subject to cost-of-living increases, or 5% if higher. The employment agreements provide that Mr. Lekach and Mr. Falic will continue to receive their annual salary until the expiration of the term of their employment agreements if their employment is terminated by us for any reason other than death, disability or cause (as defined in the employment agreements). The agreements contain a performance bonus plan which provides for additional compensation and grant of stock options, if we meet certain net income levels. The employment agreements also prohibit the employees from directly or indirectly competing with us during the term of their employment and for one year after termination of employment except in the case of our termination of employment without cause.

         Effective December 1999, we entered into 3-year employment agreements with Marc Finer, Claire Fair and Donovan Chin pursuant to which they will receive an annual salary of $215,000, $160,000 and $160,000, respectively, subject to specified increases. The employment agreements provide that Mr. Finer, Ms. Fair and Mr. Chin will continue to receive their salary until the expiration of the term of the employment agreements if their employment is terminated by us for any reason other than death, disability or cause (as defined in the employment agreements), as well as provisions for change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 24, 2000, information with respect to the beneficial ownership of our Common Stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group.

                                                                     COMMON STOCK BENEFICIALLY OWNED
                                                                  -------------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER                              SHARES                        PERCENT
------------------------------------                              ------                        -------

Ilia Lekach                                                 1,459,995(1)(2)(3)(4)                15.8%
Rachmil Lekach                                                775,125(1)(2)(4)                    8.4%
Jerome Falic                                                  700,332(1)(3)(4)                    7.6%
Simon Falic                                                   537,050(2)(4)(5)                    5.8%
Marc Finer                                                    177,000(1)(4)                       1.9%
Donovan Chin                                                  109,500(1)(4)                       1.2%
Claire Fair                                                    75,000(1)(4)                       *
A. Mark Young                                                  50,000(1)(4)                       *
Robert Pliskin                                                 12,000(1)(4)                       *
Carole A. Taylor                                               12,000(1)(4)                       *
Dr. Horatio Groisman                                            6,000(1)(4)                       *
Zalman Lekach                                                   6,000(1)(4)                       *
Parlux Fragrances, Inc.                                     1,512,406(6)                         16.4%
Eisenberg Partners, LLC                                       911,946(7)                          9.77%
Mark A. Rice                                                  880,630(8)                          9.9%
All directors and executive officers as a group
 (10 persons)                                               2,610,827                            28.3%

-----------

 *   Less than 1%.
(1) The address of each of the beneficial owner identified is 11701 NW 101st Road, Miami, Florida 33178.
(2) Ilia Lekach, Simon Falic and Rachmil Lekach jointly own with their spouses the shares set forth opposite their respective names.
(3) Includes 12,300 shares of Common Stock owned by Pacific Investment Group, a corporation wholly owned by Mr. Lekach.
(4) Includes shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 24, 2000 in the following amounts: Ilia Lekach (775,000); Rachmil Lekach (250,000); Jerome Falic (334,500); Robert Pliskin (12,000); Marc Finer (177,000); Donovan Chin (109,000); A. Mark Young (50,000); Claire Fair (77,000); Dr. Horatio Groisman (6,000); Zalman Lekach (6,000) and Carole A. Taylor (12,000).
(5)  The address of Simon Falic is 150 Harbor Way, Bal Harbour, Florida 33312.
(6) The address of Parlux Fragrances, Inc. is 3725 S.W. 30th Avenue, Ft. Lauderdale, Florida 33154.
(7) Based on the Schedule 13D dated May 22, 2000 filed with the SEC by Eisenberg Partners, L.L.C. ("Eisenberg"). Eisenberg is the manager or investment manager and beneficially owns all shares of the following entities: E.P. Opportunity Fund L.L.C. (352,023 shares), EP Opportunity Fund International Ltd. (22,966 shares), EP.com Fund L.L.C. (466,919 shares) and EP.com Fund International, Ltd. (70,038 shares). The address for each entity is 77 W. Wacker Drive, Chicago, Illinois 60601.
(8) Based on the Schedule 13D dated May 4, 2000 filed with the SEC by Mark A. Rice. Mr. Rice is the sole member of the Managing Member which controls both Namax Corporation (123,420 shares) and The dotCom Fund, L.L.C. (757,210 shares). The address for each entity is 666 Dundee Road, Suite 1901, Northbrook, Illinois 60062.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         RELATIONSHIP WITH PARLUX. Parlux Fragrances, Inc. is a public company engaged in the manufacture of fragrances. Ilia Lekach, our Chairman of the Board and Chief Executive Officer and one of our principal shareholders, is the chairman of the board of Parlux. During fiscal year 1999, we purchased approximately $30.1 million of merchandise from Parlux. We believe that our purchases of merchandise from Parlux were, except for credit terms, on terms no less favorable to us than could reasonably be obtained in arm's length transactions with independent third parties. The amount due to Parlux at January 29, 2000, excluding amounts owed under the subordinated note discussed below, was approximately $9,350,000. Amounts due to Parlux are non-interest bearing.

         On August 31, 1999, we entered into a stock purchase agreement with Parlux. The agreement called for the transfer of 1,512,406 shares of our common stock to Parlux in consideration for a partial reduction of our outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price of our common stock for the previous 20 business days. We filed a registration statement to permit Parlux to resell these shares in April 2000; however, this registration statement is not effective as of the date hereof. As a result of the transaction, we recorded a loss of approximately $314,000 which was charged to cost of goods sold in the third quarter of fiscal year 1999. On October 4, 1999, we signed an $8,000,000 subordinated note agreement with Parlux, in exchange for an equal reduction in the amount of our outstanding trade indebtedness balance. The note is due on May 31, 2000 with various periodic principal payments and bears interest at prime plus 1%. The note is subordinate to all bank related indebtedness. As of January 29, 2000, we had paid $4,500,000 pursuant to the terms of the note. The outstanding amount of the indebtedness as of January 29, 2000 is included in our consolidated balance sheet as subordinated note payable, affiliate.

         RELATIONSHIP WITH TAKE TO AUCTION.COM, INC. In December 1999, we loaned $1 million to Take To Auction.Com, Inc., pursuant to the terms of a convertible promissory note. Ilia Lekach, our Chairman and Chief Executive Officer and Horacio Groisman, one of our Directors, are also the Chairman and Vice Chairman, respectively, of Take To Auction and beneficially own 24.06% and 8.59%, respectively, of the outstanding common stock of Take To Auction. Mr. Lekach's shares in Take To Auction are held in a corporation of which he is the sole shareholder. The principal balance of the note is payable on December 20, 2001, and interest, which accrues at a rate of six percent per annum is payable semi-annually on the 21st day of each June and December commencing June 21, 2000. We have the right to convert, for a period of 14 days after Take To Auction's initial public offering, all of the principal amount of the note into shares of the Take to Auction's common stock at a conversion price per share equal to the initial public offering price of Take To Auction's common stock. We currently expect Take To Auction to effect its initial public offering in June 2000. In March 2000, we loaned Take To Auction's an additional $1 million pursuant to the terms of a convertible promissory note. The terms of the note are the same as the December 1999 note described above, except that the principal balance is payable on March 8, 2002 and interest is payable semi-annually on the 9th day of each September and March, commencing September 9, 2000. Take To Auction also granted us warrants to purchase six hundred thousand shares of its common stock at its initial public offering price. The warrants are exercisable in whole or in part during the one year period following the initial public offering.

         RELATED PARTY INDEBTEDNESS. As of January 29, 2000, Ilia Lekach, our Chairman and Chief Executive Officer was indebted to us pursuant to unsecured notes in the amount of $1,532,649. The notes are unsecured, mature December 31, 2001 and bear an interest rate of prime plus two percent per annum. Principal and interest are payable in full at maturity. Total interest income recognized during fiscal year 1999 was approximately $70,000.

         In October 1999, Rachmil Lekach, one of our principal shareholders issued us an unsecured promissory note in the principal amount of $756,000. As of January 29, 2000, he was indebted to us in the amount of $779,594, including interest. This note bears an interest rate of prime plus two percent per annum. The note, including accrued interest, was repaid in April 2000.

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

         (a)      Exhibits:


  EXHIBIT
   NUMBER                                         DESCRIPTION
   ------                                         -----------

    2.1       Agreement and Plan of Merger, dated January 28, 2000, by and among                           (1)
                   Perfumania, Inc., E Com Ventures, Inc. and E Com Sub, Inc. (Exhibit 2.1)

    3.1       Amended and Restated Articles of Incorporation (Exhibit 3.1)                                 (2)

    3.2       Bylaws (Exhibit 3.2)                                                                         (3)

    4.1       Warrant Agreement between the Company and Josephthal, Lyon & Ross Incorporated               (4)
              (Exhibit 4.1)

   10.1       Amendments to the Loan and Security Agreements between the Company and LaSalle               (5)
                   National Bank dated July 29, 1994, and September 30, 1994 (Exhibit 10.3)

   10.2       Amendments to the Loan and Security Agreements between the Company and LaSalle               (6)
                   National Bank dated March 29, 1996 (Exhibit 10.4)

   10.3       1991 Stock Option Plan, as amended (Exhibit 10.1)                                            (7)

   10.4       1992 Directors Stock Option Plan, as amended  (Exhibit 10.6)                                 (6)

   10.5       Regulation S 5% Convertible Debentures Agreement  (Exhibit 10.7)                             (6)

   10.6       Regulation S Stock Subscription Agreement  (Exhibit 10.8)                                    (6)

   10.7       Amendments to the Loan and Security Agreements between LaSalle National Bank dated
                   April 16, 1997                                                                          (8)

   10.8       Executive Employment Agreements and Separation Agreements

              10.8.1   Employment Agreement, dated as of February 1, 1999, between the Company
                       and Jerome Falic (Exhibit 10.10(c))                                                 (9)

              10.8.2   Employment Agreement, dated as of February 1, 1999, between the Company
                       and Ilia Lekach (Exhibit 10.10(d))                                                  (9)

              10.8.3   Separation Agreement, dated December 1, 1998, between the Company and Ron
                       Friedman (Exhibit 10.10(e))                                                         (9)

              10.8.4   Separation Agreement, dated January 29, 1999, between the Company and
                       Simon Falic (Exhibit 10.10(f))                                                      (9)

              10.8.5   Employment Agreement, dated as of December 24, 1999, between the
                       Magnifique Parfumes & Cosmetics, Inc. and Marc Finer (Exhibit 10.10(g))            (14)

              10.8.6   Employment Agreement, dated as of December 24, 1999, between the Company

                       and Claire Fair (Exhibit 10.10(h))                                                 (14)
              10.8.7   Employment Agreement, dated as of December 24, 1999, between the Company
                       and Donovan Chin (Exhibit 10.10(i))                                                (14)

   10.9       Form of Subscription Agreement, dated March 22, 1999, between the Company and the
                   investors set forth therein (Exhibit 10.11)                                            (10)

   10.10      Securities Purchase Agreement, dated April 28, 1999, between the Company and the
                   investors set forth therein (Exhibit 10.12)                                            (10)

   10.11      Securities Purchase Agreement, dated July 8, 1999, between the Company and the
                   investors set forth therein (Exhibit 10.13)                                            (10)

   10.12      Securities Purchase Agreement, dated March 9, 2000, between the Company
                   and the investors set forth therein (Exhibit 10.15)                                    (11)

   10.13      Securities Purchase Agreement, dated March 27, 2000, between the Company
                   and the investors set forth therein (Exhibit 10.16)                                    (11)

   10.14      Stock Purchase Agreement, dated August 31, 1999, by and between Parlux
                   Fragrances, Inc. and the Company (Exhibit 10.14)                                       (11)

   10.15      Stock Purchase Agreement, dated April 29, 2000, by and among the Company,
                   Zero.net, Inc. and Envision Development Corporation (Exhibit 2.1)
                                                                                                          (12)
   21.1       Subsidiaries of the Registrant                                                              (13)

   23.1       Consent of PricewaterhouseCoopers LLP                                                       (13)

   27.1       Financial Data Schedule                                                                     (13)

------------

(1) Incorporated by reference to the exhibit of the same description filed with the Company's Form 8-K dated February 1, 2000.
(2) Incorporated by reference to the exhibit of the same description filed with the Company's 1993 Form 10-K (filed April 28, 1994).
(3) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No. 33-46833).
(4) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No. 33-43556).
(5) Incorporated by reference to the exhibit of the same description filed with the Company's 1994 Form 10-K (filed April 20, 1995).
(6) Incorporated by reference to the exhibit of the same description filed with the Company's 1995 Form 10-K (filed April 26, 1996).
(7) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-8 (file number 333-30882) filed on February 22, 2000
(8) Incorporated by reference to the exhibit of the same description filed with the Company's 1996 Form 10-K (filed May 2, 1997).
(9) Incorporated by reference to the exhibit of the same description filed with the Company's 1998 Form 10-K/A (filed on May 28, 1999).
(10) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (file number 333-80525).
(11) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-3 (file number 333-35580) filed on April 24, 2000
(12) Incorporated by reference to the exhibit of the same description filed with the Company's Form 8-K dated May 10, 2000
(13)    Previously filed with the Company's 1999 Form 10-K on May 15, 2000.
(14)    Filed herewith.


         (a)      Reports on Form 8-K

                  None

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. May 30, 2000.

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

                                 SIGNATURE                               TITLE                 DATE
                                 ---------                               -----                 ----
                      /s/ ILIA LEKACH                        Chairman of the Board and    May 30, 2000
                      -----------------------------          Chief Executive Officer
                      Ilia Lekach                            (Principal Executive
                                                             Officer)


                      /s/ JEROME FALIC                       President and Vice Chairman  May 30, 2000
                      -----------------------------          of the Board
                      Jerome Falic


                      /s/ A. MARK YOUNG                      Chief Financial Officer      May 30, 2000
                      -----------------------------          (Principal Accounting
                      A. Mark Young                          Officer and Principal
                                                             Financial Officer)


                      /s/ DONOVAN CHIN                       Director                     May 30, 2000
                      -----------------------------
                      Donovan Chin


                      /s/ MARC FINER                         Director                     May 30, 2000
                      -----------------------------
                      Marc Finer


                                                             Director                     May 30, 2000
                      -----------------------------
                      Robert Pliskin


                      /s/ CAROLE ANN TAYLOR                  Director                     May 30, 2000
                      -----------------------------
                      Carole Ann Taylor


                      /s/ HORACIO GROISMAN, M.D.             Director                     May 30, 2000
                      -----------------------------
                      Horacio Groisman, M.D.


                      /s/ ZALMAN LEKACH                      Director                     May 30, 2000
                      -----------------------------
                      Zalman Lekach