Form 10-Q/A
period 1999-10-30
E COM VENTURES INC
filed 2000-06-02
CIK 880460

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

                              E COM VENTURES, INC.
                          (FORMERLY PERFUMANIA, INC.)


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

                                TABLE OF CONTENTS

                                 E-COM VENTURES
                          (FORMERLY PERFUMANIA, INC.)


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



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              E-COM VENTURES, INC.
                          (Formerly Perfumania, Inc.)
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
                                                                     =============       =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current portion of
     notes payable                                                   $  41,262,311       $  32,800,627
  Accounts payable - non affiliate                                      18,297,867          14,329,013
  Accounts payable - affiliates                                         10,765,264          15,812,240
  Accrued expenses and other liabilities                                 7,991,882           9,205,316
  Income taxes payable                                                     368,263             485,098
  Subordinated note payable-affiliate                                    5,000,000                  --
  Current portion of obligations under capital leases                      301,076             419,487
                                                                     -------------       -------------
     Total current liabilities                                          83,986,663          73,051,781
  Long-term portion of notes payable                                     1,034,230           2,370,684
  Long-term portion of obligations under capital leases                    429,142             562,552
  Convertible notes payable                                              4,000,000                  --
  Long-term severance payable                                              221,488           1,037,859
  Minority interest                                                      7,344,774                  --
                                                                     -------------       -------------
     Total liabilities                                                  97,016,297          77,022,876
                                                                     -------------       -------------
  Commitments and contingencies

  Redeemable common equity                                                      --             470,588
                                                                     -------------       -------------

Shareholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                      --                  --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 9,170,867 and 8,614,491 shares issued                        91,709              86,145
  Additional paid-in capital                                            64,004,988          54,440,009
  Treasury stock, at cost, 1,512,406 shares at January 30, 1999                 --          (5,413,002)
  Accumulated deficit                                                  (29,764,836)        (30,935,097)
  Notes and interest receivable from shareholder and
     officers                                                             (877,243)           (542,143)
                                                                     -------------       -------------
     Total shareholders' equity                                         33,454,618          17,635,912
                                                                     -------------       -------------
     Total liabilities and shareholders' equity                      $ 130,470,915       $  95,129,376
                                                                     =============       =============


          See accompanying notes to consolidated financial statements.

                              E-COM VENTURES, INC.
                          (Formerly Perfumania, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Thirteen             Thirteen          Thirty-nine          Thirty-nine
                                                  Weeks Ended          Weeks Ended        Weeks Ended          Weeks Ended
                                               October 30, 1999     October 31, 1998   October 30, 1999     October 31, 1998
                                               ----------------     ----------------   ----------------     -----------------

Net sales                                        $  47,696,061       $  37,084,488       $ 133,049,539       $ 115,236,827
Cost of goods sold                                  27,872,043          22,064,227          78,818,589          68,900,374
                                                 -------------       -------------       -------------       -------------

Gross profit                                        19,824,018          15,020,261          54,230,950          46,336,453
                                                 -------------       -------------       -------------       -------------

Operating expenses:
  Selling, general and administrative               17,424,136          16,765,194          50,351,590          47,625,516
  Depreciation and amortization                      1,198,481           1,104,130           3,512,908           3,280,603
                                                 -------------       -------------       -------------       -------------
      Total operating expenses                      18,622,617          17,869,324          53,864,498          50,906,119
                                                 -------------       -------------       -------------       -------------


Income (loss) from operations                       1,201,401          (2,849,063)            366,452          (4,569,666)

Other income (expense):
   Gain on sale of subsidiary common stock           5,874,149                  --           5,874,149                  --
Other expenses, net                                 (1,502,283)         (1,010,382)         (5,070,340)         (3,334,049)
                                                 -------------       -------------       -------------       -------------
     Total other income (expense)                    4,371,866          (1,010,382)            803,809          (3,334,049)
                                                 -------------       -------------       -------------       -------------
Income (loss)  before income taxes                   5,573,267          (3,859,445)          1,170,261          (7,903,715)
Benefit for income taxes                                    --                  --                  --                  --
                                                 -------------       -------------       -------------       -------------
Net income (loss)                                $   5,573,267       $  (3,859,445)      $   1,170,261       $  (7,903,715)
                                                 -------------       -------------       -------------       -------------

Net income (loss) per common share:
Basic                                            $        0.64       $       (0.59)      $        0.15       $       (1.21)
                                                 -------------       -------------       -------------       -------------
Diluted                                          $        0.47       $       (0.59)      $        0.12       $       (1.21)
                                                 -------------       -------------       -------------       -------------

Weighted average number of common
  shares outstanding:
  Basic                                              8,655,830           6,519,440           7,961,550           6,533,103
  Diluted                                           11,882,328           6,519,440           9,779,216           6,533,103




          See accompanying notes to consolidated financial statements.

                              E-COM VENTURES, INC.
                          (Formerly Perfumania, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                          Thirty-nine         Thirty-nine
                                                                          Weeks Ended         Weeks Ended
                                                                        October 30, 1999   October 31, 1998
                                                                        ----------------   -----------------
Cash flows from operating activities:
 Net income (loss)                                                        $  1,170,261       $ (7,903,715)
 Adjustments to reconcile net income (loss) to net cash
   (used in) provided by operating activities:
    Provision for doubtful accounts                                             45,000             90,000
    Depreciation and amortization                                            3,512,908          3,281,168
    Minority interest                                                         (154,860)                --
    Gain on sale of subsidiary stock                                        (5,874,149)                --
    Loss on extinguishment of debt                                             313,824                 --
    Beneficial conversion feature of convertible
          notes payable                                                      1,365,384                 --
    Changes in operating assets and liabilities:
         Trade receivables                                                  (5,195,680)          (542,358)
         Advances to suppliers                                              (1,909,783)         1,901,257
         Inventories                                                       (16,455,688)         1,018,432
         Prepaid expenses and other current assets                            (910,287)           515,840
         Tax refund receivable                                                      --            814,766
         Other assets                                                         (195,693)            77,849
         Accounts payable - non affiliates                                   3,672,294            146,859
         Accounts payable - affiliates                                       7,756,554          8,018,457
         Accrued expenses and other liabilities                             (1,213,439)          (799,018)
         Income taxes payable                                                 (116,829)          (137,556)
         Long term severance payable                                          (816,371)                --
                                                                          ------------       ------------
         Total adjustments                                                 (16,176,815)        14,385,696
                                                                          ------------       ------------
         Net cash (used in) provided by operating
           activities                                                      (15,006,554)         6,481,981
                                                                          ------------       ------------

Cash flows from investing activities:
         Additions to property and equipment                                (2,838,739)        (7,726,036)
                                                                          ------------       ------------
         Net cash used in investing activities                              (2,838,739)        (7,726,036)
                                                                          ------------       ------------

  Cash flows from financing activities:
         Borrowings and repayments under loan payable                        7,125,229          2,707,817
         Borrowings and repayments under subordinated note                  (3,000,000)                --
         Repayments and loans to related parties                                    --             51,869
         Principal payments under capital lease obligations                   (330,847)          (849,227)
         Net advances to shareholder and officers                             (335,100)           150,000
         Issuance of convertible notes payable                               4,000,000                 --
         Payment of redeemable common equity                                  (470,588)                --
         Proceeds from initial public offering of
            wholly-owned subsidiary                                         22,010,655                 --
         Exercise of stock options                                             153,020                 --
         Purchase of treasury stock                                                 --           (564,367)
                                                                          ------------       ------------
         Net cash provided by financing activities                          29,152,369          1,496,092
                                                                          ------------       ------------
         Increase in cash and cash equivalents                              11,307,076            252,037
         Cash and cash equivalents, beginning of period                      1,745,603          1,554,117
                                                                          ------------       ------------
         Cash and cash equivalents, end of period                         $ 13,052,679       $  1,806,154
                                                                          ============       ============




          See accompanying notes to consolidated financial statements.

                              E-COM VENTURES, INC.
                          (Formerly Perfumania, Inc.)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1) OPERATIONS AND BASIS OF PRESENTATION

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

The condensed consolidated financial statements include the accounts of the Company. All material intercompany balances and transactions have been eliminated in consolidation.

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

Basis of Presentation

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the consolidated financial statements, the Company generated a net operating income during the thirty-nine week period ended October 30, 1999 of approximately $366,000. However, Perfumania was in violation of certain debt covenants contained in its bank line of credit at January 30, 1999. On July 14, 1999, Perfumania obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. The waiver was extended until December 30, 1999 (See Note 2).

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

2) BANK LINE OF CREDIT

As of January 30, 1999, Perfumania was in violation of certain financial and operating covenants and as a result of these violations, Perfumania was in default under the line of credit agreement. As a result, the bank could demand payment of the amounts outstanding under the line of credit agreement. Due to these violations, Perfumania has incurred the default rate of interest, prime plus 4%, since December 1998. On July 14, 1999, Perfumania obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. The bank agreed to less restrictive covenants provided that certain events commenced prior to September 30, 1999. One such event included that perfumania.com, inc. (a then wholly-owned subsidiary) was to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million was to be repaid to the Company. All such required events occurred and the waiver of default granted by the bank automatically renewed for an additional 90 day period. Perfumania is currently in discussions with the bank to amend certain conditions of the loan to be more favorable and to extend the term of the loan.

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


                                        Thirteen Weeks    Thirteen Weeks     Thirty-nine       Thirty-nine
                                            Ended             Ended          Weeks Ended       Weeks Ended
                                      October 30, 1999  October 31, 1998   October 30, 1999  October 31, 1998
                                      ----------------  ----------------   ----------------  ----------------

Net sales to external customers
    Wholesale                           $ 11,149,562      $  6,993,408      $ 33,364,517      $ 30,696,200
    Retail                                36,546,499        30,091,080        99,685,022        84,540,627
                                        ------------      ------------      ------------      ------------
       Total net sales to external      $ 47,696,061      $ 37,084,488      $133,049,539      $115,236,827
                                        ------------      ------------      ------------      ------------
customers

Intersegment sales
     Wholesale                          $  6,790,340      $  7,393,112      $ 14,322,584      $ 21,259,782
                                        ------------      ------------      ------------      ------------
       Total intersegment sales         $  6,790,340      $  7,393,112      $ 14,322,584      $ 21,259,782
                                        ------------      ------------      ------------      ------------

Cost of goods sold
    Wholesale                           $  8,834,836      $  6,079,837      $ 26,382,386      $ 24,682,207
    Retail                                19,037,207        15,984,390        52,436,203        44,218,167
                                        ------------      ------------      ------------      ------------
       Total cost of goods sold         $ 27,872,043      $ 22,064,227      $ 78,818,589      $ 68,900,374
                                        ------------      ------------      ------------      ------------

Gross profit
     Wholesale                          $  2,314,726      $    913,571      $  6,982,131      $  6,013,993
     Retail                               17,509,292        14,106,690        47,248,819        40,322,460
                                        ------------      ------------      ------------      ------------
       Total gross profit               $ 19,824,018      $ 15,020,261      $ 54,230,950      $ 46,336,453
                                        ------------      ------------      ------------      ------------

Depreciation and amortization
     Retail                             $  1,198,481      $  1,104,130      $  3,512,908      $  3,280,603
                                        ------------      ------------      ------------      ------------
       Total depreciation and
         amortization                   $  1,198,481      $  1,104,130      $  3,512,908      $  3,280,603
                                        ------------      ------------      ------------      ------------

Capital expenditures
     Retail                             $  1,025,800      $  2,521,735      $  2,838,739      $  7,726,036
                                        ------------      ------------      ------------      ------------

       Total capital expenditures       $  1,025,800      $  2,521,735      $  2,838,739      $  7,726,036
                                        ------------      ------------      ------------      ------------



          Number of Stores               280              294

                                  October 30,     January 30,
                                     1999             1999
                                 -----------      -----------
          Inventory
             Wholesale           $ 8,464,675      $ 8,227,522
             Retail               61,871,145       45,652,610
                                 -----------      -----------
                                 $70,335,820      $53,880,132
                                 -----------      -----------



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


6) CONVERTIBLE NOTES

In April 1999, the Company entered into a securities purchase agreement and issued an aggregate of $2 million worth of its Series A convertible notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $385,000 which represents a non-cash interest charge and is included in other expense for the thirty-nine weeks ended October 30, 1999. The notes bear interest at 8% and are payable in full in April 2002. The agreement required the Company to file a registration statement with the SEC within forty-five days after the date of issuance of the convertible notes. The conversion price is the lower of (A) $4.35 per share, subject to adjustment or
(B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible notes. If the conversion price decreases, the Company is obligated to issue additional shares of common stock.

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

7) PERFUMANIA.COM

In February 1999, the Company, through its then wholly-owned subsidiary, perfumania.com, inc., began operation of an internet commerce site, perfumania.com. The Company intends to capitalize on its name recognition and cross marketing opportunities with its stores to become a top discount retailer of fragrance and related products on the internet. All orders placed with the internet site are shipped from the Company's existing distribution center in Miami, Florida.

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

The Company has recorded a gain on its sale of the 1,000,000 shares of perfumania.com inc. common stock in the Offering totaling approximately $5.9 million on its income statement. The gain is net of issuance costs of approximately $1.1 million which includes the Company's portion of the fair value of common stock warrants issued by perfumania.com inc. (approximately $367,000).

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

10) RELATED PARTY TRANSACTIONS

On August 31, 1999, the Company entered into a stock purchase agreement with Parlux Fragrances, Inc. ("Parlux") whose chairman of the Board of Directors and Chief Executive Officer is the same individual as the Company's Chairman of the Board of Directors and Chief Executive Officer. The agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to this affiliated company in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights. For the thirteen weeks ended October 30, 1999, the Company recorded a loss of approximately $314,000 which was charged to cost of goods in the accompanying consolidated statements of operations.

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

Perfumania's $35 million line of credit contains covenants requiring the maintenance of minimum tangible net worth and book value and the achievement of specified levels of quarterly results of operations. The line of credit also contains limitations on additional borrowings, capital expenditures, number of new store openings and purchases of treasury stock and prohibits distribution of dividends. As of January 30, 1999, Perfumania was in violation of some of the above covenants and, as a result of these violations, was in default under the line of credit agreement. As a result, Perfumania incurred the default rate of interest, prime plus four percent beginning December 1998 and the bank could demand repayment of the amounts outstanding under the line of credit agreement. On July 14, 1999, Perfumania obtained a waiver of default from the bank through September 30, 1999 as of and for the year ended January 30, 1999. Future outstanding borrowings will bear interest at the prime rate plus four percent. The bank agreed to less restrictive covenants provided that certain events commence prior to September 30, 1999. One such event includes that perfumania.com, inc. (a subsidiary) is to receive at least $10 million from a contemplated initial public offering of its shares, of which at least $2 million is to be repaid to the Company. All such required events occurred and the waiver of default granted by the bank automatically renewed for an additional 90 day period. Perfumania is currently in discussions with the bank to amend certain conditions of the loan to be more favorable and to extend the term of the loan.

In July 1999, the Company obtained a $2.5 million unsecured loan from a wholesale customer bearing an interest rate of 24%. The loan is payable in full December 1999.

On August 31, 1999, the Company entered into a stock purchase agreement with Parlux whose chairman of the Board of Directors and Chief Executive Officer is the same individual as the Company's Chairman of the Board of Directors and Chief Executive Officer. The agreement calls for the transfer of 1,512,406 shares of the Company's treasury stock to this affiliated company in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximates 90% of the closing price on the Company's common stock for the previous 20 business days. Pursuant to this agreement the parties entered into a registration rights agreement dated August 31, 1999, which grants the affiliated company demand registration rights. For the thirty-nine weeks ended October 30, 1999, the Company recorded a loss of approximately $314,000 which was charged to cost of goods in the accompanying consolidated statement of operations.

During the thirteen weeks ended October 30, 1999, the Company opened 2 stores and closed 3. At October 30, 1999, the Company operated 280 stores. The Company currently plans to open 2 additional stores and close up to 5 during the fourth quarter of fiscal 1999.


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

Gross profit increased 32% from $15.0 million in the thirteen weeks ended October 31, 1998 (40.5% of net sales) to $19.8 million in the thirteen weeks ended October 30, 1999 (41.5% of net sales) due to increases in gross profit for both the wholesale and retail divisions.

Gross profit for the wholesale division increased from $.9 million in the thirteen weeks ended October 31, 1998 to $2.3 million in the thirteen weeks ended October 30, 1999 due to higher wholesale sales. As a percentage of net sales, gross profit for the wholesale division increased from 13.1% in the thirteen weeks ended October 31, 1998 to 20.8% in the thirteen weeks ended October 30, 1999, primarily as a result of higher margin sales.

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

Gain on sale of subsidiary common stock during the thirteen weeks ended October 30, 1999, totaled approximately $5.9 million. The increase is a result of the Company's sale of perfumania.com, inc. common stock in the Offering (see note
7).

As a result of the foregoing, the Company had a net income of $5,573,326, or $0.47 per diluted share, in the thirteen weeks ended October 30, 1999 compared to a net loss of $3,859,445, or $(0.59) per diluted share, in the thirteen weeks ended October 31, 1998.

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

Gross profit increased 17.1% from $46.3 million in the thirty-nine weeks ended October 31, 1998 (40.2% of net sales) to $54.2 million in the thirty-nine weeks ended October 31, 1999 (40.7% of net sales) as a result of increases in both retail and wholesale sales.

Gross profit for the wholesale division increased 16.6% from $6.0 million in the thirty-nine weeks ended October 31, 1998 to $7.0 million in the thirty-nine weeks ended October 30, 1999. As a percentage of net sales, gross profit for the wholesale division increased from 19.6% in the thirty-nine weeks ended October 31, 1998 to 20.9% in the thirty-nine weeks ended October 30, 1999.

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

Gain on sale of subsidiary common stock during the thirty-nine weeks ended October 30, 1999, totaled approximately $5.9 million. The increase is a result of the Company's sale of perfumania.com, inc. common stock in the Offering (see note 7).

During the thirty-nine weeks ended October 30, 1999 the Company had a net income of $1,170,261 or $0.12 per diluted share, compared to a net loss of $7,903,715 or $(1.21) per diluted share during the thirty-nine weeks ended October 31, 1998.

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

                              E COM VENTURES, INC.
                          (FORMERLY PERFUMANIA, INC.)


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              E COM VENTURES, INC.
                                (Registrant)



Date:  May 17, 2000             By: /s/ Ilia Lekach
                                   ---------------------------------------------
                                   Ilia Lekach
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)




                                By: /s/ Donovan Chin
                                   ---------------------------------------------
                                    Donovan Chin
                                    Chief Financial Officer,
                                    Treasurer and Secretary
                                    (Principal Financial and Accounting Officer)