Form 10-Q
period 2000-04-29
E COM VENTURES INC
filed 2000-06-13
CIK 880460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2000
                         COMMISSION FILE NUMBER 0-19714

                              E COM VENTURES, INC.

               STATE OF FLORIDA            I.R.S. NO. 65-0977964

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

                                 YES [X] NO [ ]

                           COMMON STOCK $.01 PAR VALUE
                              OUTSTANDING SHARES AT
                             JUNE 1, 2000 9,794,224

                                TABLE OF CONTENTS

                              E COM VENTURES, INC.

                                                  PART I
                                          FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS.................................................................3

                           Consolidated Balance Sheets.................................................3
                           Consolidated Statements of Operations.......................................4
                           Consolidated Statements of Cash Flows.......................................5
                           Notes to Consolidated Financial Statements..................................6

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATION........................................12

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS........................................................................16

                                                 PART II
                                            OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS...................................................................16

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS...........................................16

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K....................................................17

SIGNATURES............................................................................................18


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                              E COM VENTURES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                        APRIL 29, 2000      JANUARY 29, 2000
                                                                        --------------      ----------------
                                                                          (UNAUDITED)
                             ASSETS
Current assets:
   Cash and cash equivalents....................................        $     2,908,364    $       1,995,610
   Trade receivables, less allowance for doubtful accounts of
      $24,895 and $3,120 as of April 29, 2000 and January 29,
      2000, respectively........................................                473,578            1,150,035
   Advances to suppliers........................................              9,821,772            4,826,179
   Inventories, net of reserve of $1,850,353 and $2,369,953 as
      of April 29, 2000 and January 29, 2000, respectively......             73,079,723           68,727,528
   Note and interest receivable, related party..................                     --              779,594
   Prepaid expenses and other current assets....................              1,017,348              951,544
                                                                        ---------------     ----------------
       Total current assets.....................................             87,300,785           78,430,490
Property and equipment, net.....................................             22,656,981           22,671,385
Investments in and advances to partially-owned equity
    affiliates..................................................             21,869,594            2,845,972
Other assets....................................................              4,389,582            1,708,551
                                                                        ---------------     ----------------
       Total assets.............................................         $  136,216,942      $   105,656,398
                                                                        ===============     ================
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and current portion of notes payable.....        $    38,725,043     $     32,741,575
   Accounts payable - non affiliates............................             16,857,767           15,666,781
   Accounts payable - affiliates................................             12,231,698            9,350,315
   Accrued expenses and other liabilities.......................              7,527,448            7,870,634
   Income taxes payable.........................................                223,098              223,098
   Subordinated notes payable - affiliate.......................              2,000,000            3,500,000
   Current portion of obligations under capital leases..........                315,463              391,220
                                                                        ---------------     ----------------
       Total current liabilities................................             77,880,517           69,743,623
Long term debt, less current portion............................                671,778              697,784
Long-term portion of obligations under capital leases...........                609,514              634,571
Convertible notes payable.......................................             12,100,000            3,700,000
Long-term severance payable ....................................                137,939              190,981
                                                                        ---------------     ----------------
       Total liabilities........................................             91,399,748           74,966,959
                                                                        ---------------     ----------------
Commitments and contingencies...................................                     --                   --
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued................................................                     --                   --
Common stock, $.01 par value, 25,000,000 shares authorized,
    9,551,470 and 9,282,386 shares issued, respectively.........                 95,516               92,825
Additional paid-in capital......................................             87,303,870           65,440,135
Treasury stock, at cost, 894,544 and 815,646 shares as of
    April 29, 2000 and January 29, 2000, respectively...........             (3,780,640)          (3,419,957)
Accumulated deficit.............................................            (36,513,854)         (29,890,915)
Unrealized loss on investments..................................               (178,435)                  --
Notes and interest receivable from shareholder and officers.....             (2,109,263)          (1,532,649)
                                                                        ---------------     ----------------
       Total stockholders' equity...............................             44,817,194           30,689,439
                                                                        ---------------     ----------------
       Total liabilities and stockholders' equity...............         $  136,216,942       $  105,656,398
                                                                        ===============     ================



          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                THIRTEEN WEEKS           THIRTEEN WEEKS
                                                                ENDED APRIL 29,            ENDED MAY 1,
                                                                     2000                      1999
                                                                 ------------             ------------

Net sales ...........................................            $ 39,614,744             $ 39,400,964
Cost of goods sold ..................................              23,192,053               24,147,795
                                                                 ------------             ------------
Gross profit ........................................              16,422,691               15,253,169
                                                                 ------------             ------------
Operating expenses:
   Selling, general and administrative ..............              17,611,019               16,615,905
   Provision for doubtful accounts ..................                  21,682                   15,000
   Depreciation and amortization ....................               1,216,804                1,165,152
                                                                 ------------             ------------
       Total operating expenses .....................              18,849,505               17,796,057
                                                                 ------------             ------------
Loss from operations ................................              (2,426,814)              (2,542,888)
Interest expense, net ...............................              (4,002,099)              (1,527,395)
Equity in loss of partially-owned affiliate .........              (1,239,466)                      --
Other income (expense)...............................               1,045,440                  (21,583)
                                                                 ------------             ------------
Net loss ............................................            $ (6,622,939)            $ (4,091,866)
                                                                 ============             ============
Net loss per common share:
   Basic ............................................            $      (0.78)            $      (0.56)
                                                                 ============             ============
   Diluted ..........................................            $      (0.78)            $      (0.56)
                                                                 ============             ============
Weighted average number of common shares outstanding:
   Basic ............................................               8,461,381                7,364,485
                                                                 ============             ============
   Diluted ..........................................               8,461,381                7,364,485
                                                                 ============             ============









          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                         THIRTEEN WEEKS          THIRTEEN WEEKS
                                                                         ENDED APRIL 29,           ENDED MAY 1,
                                                                               2000                    1999
                                                                           ------------             ------------
Cash flows from operating activities:
   Net loss ....................................................             $(6,622,939)             $(4,091,866)
   Adjustments to reconcile net loss to net cash used in
     operating activities:
     Provision for doubtful accounts ...........................                  21,682                   15,000
     Reversal for impairment of assets .........................              (1,006,333)                      --
     Depreciation and amortization .............................               1,216,804                1,165,151
     Equity in loss of partially-owned affiliate ...............               1,239,466                       --
     Beneficial conversion feature of convertible notes payable                2,636,764                  384,615
     Change in operating assets and liabilities:
       Trade receivables .......................................                 654,775               (1,129,151)
       Advances to suppliers ...................................              (4,995,593)                 636,458
       Inventories .............................................              (4,352,195)              (9,889,121)
       Prepaid and other current assets ........................                 (65,804)                (206,637)
       Other assets ............................................                (674,698)                     417
       Accounts payable ........................................               4,072,369                8,448,841
       Advances from customers .................................                      --                2,500,000
       Accrued expenses and other current liabilities ..........                (371,714)                (430,007)
       Income taxes payable ....................................                      --                 (116,835)
       Long term severance payable .............................                      --                  (62,436)
                                                                            ------------             ------------
       Net cash used in operating activities ...................              (8,247,416)              (2,775,571)
                                                                            ------------             ------------
   Cash flows from investing activities:
     Additions to property and equipment .......................              (1,202,400)                (930,563)
     Investments in and advances to partially-owned affiliates .              (2,883,535)                      --
                                                                            ------------             ------------
       Net cash used in investing activities ...................              (4,085,935)                (930,563)
                                                                            ------------             ------------
   Cash flows from financing activities:
     Net borrowings and repayments under bank line of credit
        and notes payable ......................................               5,957,462                1,408,409
     Net borrowing and repayment under subordinated notes ......              (1,500,000)                      --
     Principal payments under capital lease obligations ........                (100,814)                (154,529)
     Net advances to shareholder and officers ..................                 202,980                  (10,860)
     Issuance of convertible notes payable .....................               9,000,000                1,996,000
     Exercise of stock options .................................                  47,160                  141,770
     Purchases of treasury stock ...............................                (360,683)                      --
                                                                            ------------             ------------
       Net cash provided by financing activities ...............              13,246,105                3,380,790
                                                                            ------------             ------------
   Increase (decrease) in cash and cash equivalents ............                 912,754                 (325,344)
   Cash and cash equivalents at beginning of period ............               1,995,610                1,745,603
                                                                            ------------             ------------
   Cash and cash equivalents at end of period ..................            $  2,908,364             $  1,420,259
                                                                            ============             ============




          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

         We were incorporated in Florida and previously operated under the name Perfumania, Inc. In order to provide greater flexibility for expansion, broaden the alternatives available for future financing and generally provide for greater administrative and operational flexibility, on February 1, 2000, we reorganized into a holding company structure with E Com Ventures, Inc. ("ECOMV") as the holding company and Perfumania as our wholly owned subsidiary.

         We facilitate cross marketing and cross-promotional opportunities between our member companies, e-commerce investments and our wholly owned subsidiary, Perfumania, Inc. We support startups or existing B to B or B to C companies with development strategies and financial support necessary to introduce products and services into Internet businesses. Our Internet strategy includes the internal development and operation of majority-owned subsidiaries as well as taking strategic positions in other Internet related companies that have demonstrated synergies with our core business, Perfumania, Inc. Our strategy also envisions and promotes opportunities for synergistic business relationships among the Internet companies within our portfolio.

         Through Perfumania we are a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of April 29, 2000 and May 1, 1999, we operated a chain of 268 and 288, respectively, retail stores specializing in the sale of fragrances at discounted prices up to 60% below the manufacturer's suggested retail prices. Perfumania's wholesale division distributes approximately 1,100 stock keeping units of fragrances and related products to approximately 41 customers, including national and regional chains and other wholesale distributors throughout North America and overseas. Perfumania manages and owns the wholesale business and the retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc., Perfumania's wholly owned subsidiary.

         The consolidated financial statements include the accounts of E Com Ventures, Inc. and subsidiaries ("ECOMV"). All material intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2000, filed with the SEC on May 15, 2000.

         The accompanying unaudited consolidated financial statements have not been reviewed by our accountants. As disclosed in an 8-K filed with the SEC on April 11, 2000, PricewaterhouseCoopers, LLP ("PWC"), our former auditors, resigned as our independent certified public accountants. We are in the process of engaging a new accounting firm, however, a firm has not been appointed. We believe that an independent accounting firm will be appointed by the end of June 2000.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. We have not determined the effect, if any, that the adoption of SFAS No. 133 will have on us.

NOTE 2 - BANK LINE OF CREDIT

         On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC that provides for borrowings of up to $40 million. The new credit facility replaces the LaSalle National Bank credit facility. Advances under the line of credit are based on a formula of eligible inventories and will bear interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula as defined by the lender. Advances will be secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two of our officers. The line will contain limitations on additional borrowings, capital expenditures and other items, and will contain various financial covenants including net worth and fixed charges coverage, as defined by the lender.

NOTE 3 - BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and other common stock equivalents. For all periods presented in the accompanying consolidated statements of operations, incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

NOTE 4 - SEGMENT INFORMATION

         Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. The basis for determining Perfumania's operating segments is the manner in which financial information is used by Perfumania in its operations. Financial information for these segments is summarized in the following table.

                                                                                         THIRTEEN WEEKS     THIRTEEN WEEKS
                                                                                         ENDED APRIL 29,     ENDED MAY 1,
                                                                                               2000              1999
                                                                                            -----------      -----------

Sales to external customers
    Wholesale ........................................................................      $ 6,314,762      $11,266,754
    Retail ...........................................................................       33,299,982       28,134,210
                                                                                            -----------      -----------
         Total sales to external customers ...........................................      $39,614,744      $39,400,964
                                                                                            -----------      -----------
Intersegment sales
     Wholesale .......................................................................      $   167,009      $ 2,760,767
                                                                                            -----------      -----------
         Total intersegment sales ....................................................      $   167,009      $ 2,760,767
                                                                                            -----------      -----------
Cost of goods sold
    Wholesale ........................................................................      $ 4,920,850      $ 9,072,744
    Retail ...........................................................................       18,271,203       15,075,051
                                                                                            -----------      -----------
         Total cost of goods sold ....................................................      $23,192,053      $24,147,795
                                                                                            -----------      -----------
Gross profit
     Wholesale .......................................................................      $ 1,393,912      $ 2,194,010
     Retail ..........................................................................       15,028,779       13,059,159
                                                                                            -----------      -----------
          Total gross profit .........................................................      $16,422,691      $15,253,169
                                                                                            -----------      -----------
Depreciation and amortization
     Retail ..........................................................................      $ 1,216,804      $ 1,165,152
                                                                                            -----------      -----------
         Total depreciation and amortization .........................................      $ 1,216,804      $ 1,165,152
                                                                                            -----------      -----------
Capital expenditures
      Retail .........................................................................      $   745,919      $   930,563
                                                                                            -----------      -----------
           Total capital expenditures ................................................      $   745,919      $   930,563
                                                                                            -----------      -----------

                                                                                         APRIL 29, 2000      MAY 1, 1999
                                                                                         --------------      -----------

Inventory
   Wholesale .........................................................................      $ 4,265,263      $11,049,365
    Retail ...........................................................................       68,814,460       52,719,888
                                                                                            -----------      -----------
                                                                                            $73,079,723      $63,769,253
                                                                                            -----------      -----------

Number of stores .....................................................................              268              288
                                                                                            -----------      -----------



         An unaffiliated customer of the wholesale segment accounted for approximately 13% of the consolidated net sales for the thirteen weeks ended April 29, 2000 and May 1, 1999, respectively, and 0% of the consolidated net trade accounts receivable balance at April 29, 2000 and January 29, 2000, respectively.

         In the thirteen-week period ending May 1, 1999, the wholesale segment included foreign sales of approximately $0.1 million. No foreign sales were recorded for the thirteen week period ended April 29, 2000.

NOTE 5 - INVESTMENT IN AFFILIATES

         In March 2000, we acquired 294,500 shares of common stock, representing approximately 5% of the outstanding shares of common stock of The Sportman's Guide, Inc., a marketer of value priced outdoor gear and general merchandise for cash totaling approximately $1.4 million. This transaction was accounted for as an available-for-sale security and is carried at fair value based on quoted market prices pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized losses are included in comprehensive income and is included in shareholders' equity of the accompanying consolidated balance sheet as of April 29, 2000.

         As of April 29, 2000, our investment in Envision Development Corporation ("EDC") consisted of a 21.76% interest which totaled approximately $19.9 million and advances in the amount of approximately $0.7 million. Our accumulated deficit as of April 29, 2000 includes the equity in the net loss of EDC totaling approximately $1.2 million. See note 12.

         In May 2000, we acquired 100% of the outstanding common stock of perfumania.com, inc., a wholly owned subsidiary of EDC, in exchange for 400,000 shares of EDC common stock held by us. In addition, we sold another 100,000 shares of EDC common stock for $2.5 million to a majority shareholder of EDC, and in a related transaction, an investment firm exercised its option to acquire from us 500,000 shares of EDC common stock at $8.00 per share. As a result of these transactions, we received total cash proceeds of $6.5 million. We currently own one million shares of EDC.

NOTE 6 - CONVERTIBLE NOTES PAYABLE

         On March 9, 2000, we entered into a Securities Purchase Agreement and issued an aggregate of $4 million worth of Series C Convertible Notes, which are convertible into our common stock. The notes bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $9.58 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

         On March 27, 2000, we entered into a Securities Purchase Agreement and issued an aggregate of $5 million worth of Series D Convertible Notes, which are convertible into our common stock. The notes bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $7.76 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

         In a 1997 announcement, the staff of the SEC indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the debt holders. Based on the market price of our common stock at the date of issuance, our Series C and Series D Notes had a beneficial conversion feature of approximately $1.2 million and $1.4 million, respectively, at such point in time which represents a non-cash charge and is included in interest expense for the thirteen week period ending April 29, 2000.

NOTE 7 - COMPREHENSIVE INCOME

         We reported comprehensive income in accordance with FASB No. 130, "Reporting Comprehensive Income." Accordingly, accumulated other comprehensive losses is included in the shareholders' equity section of the accompanying consolidated balance sheet. The amount is reported net of tax and represents the unrealized losses on marketable securities associated with our investment in SGI. See Note 5.

NOTE 8 - CONVERTIBLE NOTES RECEIVABLE

         In December 1999, we loaned $1 million to Take To Auction.Com, Inc. ("Take To Auction"), pursuant to the terms of a convertible promissory note. Ilia Lekach, our Chairman and Chief Executive Officer and Horacio Groisman, one of our Directors, are also the Chairman and Vice Chairman, respectively, of Take To Auction and beneficially own 24.06% and 8.59%, respectively, of the outstanding common stock of Take To Auction. Mr. Lekach's shares in Take To Auction are held in a corporation of which he is the sole shareholder. The principal balance of the note is payable on December 20, 2001, and interest, which accrues at a rate of six percent per annum is payable semi-annually on the 21st day of each June and December commencing June 21, 2000. We have the right to convert, for a period of 14 days after Take To Auction's initial public offering, all of the principal amount of the note into shares of the Take To Auction's common stock at a conversion price per share equal to the initial public offering price of Take To Auction's common stock. Take To Auction commenced its initial public offering on June 13, 2000.

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

         Due to the previous uncertainty of Take To Auction's initial public offering and collectability of the note as of January 29, 2000, we expensed the principal balance of the note and related interest receivable of approximately $1.0 million. As a result of Take To Auction's initial public offering which commenced on June 13, 2000, the $1.0 million principal balance and related interest previously written off has been reversed and is included in other assets of the accompanying consolidated financial statements as of April 29, 2000.

NOTE 9 - TREASURY STOCK

         In December 1999, our Board of Directors approved a 1,500,000 stock repurchase program. Pursuant to this program, we repurchased approximately 816,000 and 79,000 shares of common stock for $3.4 million and $0.4 million in the fourth quarter of fiscal 1999 and the first quarter of fiscal 2000, respectively.

NOTE 10 - CONTINGENCIES

         We are involved in various legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these matters should not cause serious harm to our financial position or results of operations.

NOTE 11 - NON-CASH TRANSACTIONS

         Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                                              FOR THE THIRTEEN WEEKS ENDED
                                                                             --------------------------------
                                                                             APRIL 29,                 MAY 1,
                                                                               2000                    1999
                                                                             ---------              ---------
     Conversion of debt and accrued interest payable in
       exchange for common stock                                           $   624,514                     --

     Unrealized loss on marketable securities                                  178,435                     --

     Increase in investment in partially-owned affiliate                    18,557,988                     --

     Cash paid during the period for:
       Interest                                                              1,642,426             $1,100,642


NOTE 12 - OTHER

         In March 2000, we acquired approximately 5% of the outstanding shares of common stock of The Sportsman's Guide, Inc., a marketer of value priced outdoor gear and general merchandise for cash totaling approximately $1.4 million. The Sportsman's Guide, Inc. offers its products via various catalogues and the Internet. We also signed a letter of intent to acquire additional shares of common stock of The Sportsman's Guide, Inc. representing approximately an additional 11% of its outstanding shares of common stock. The transaction is subject to due diligence and to date has not been completed.

         On March 6, 2000, we signed a letter of intent to acquire a 30% interest in Cellpoint Corporation, an Internet based distributor and retailer of wireless electronic equipment that sells its products both retail and wholesale, domestically and internationally. This transaction is subject to due diligence and to date has not been completed.

         On April 6, 2000, we signed a letter of intent to acquire a 30% interest in Backus Turner International, a company involved in Internet advertising media. This transaction is subject to due diligence and to date has not been completed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

         Some of the statements in this quarterly report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend" and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of ECOMV or its industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements.

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

OUR SUCCESS DEPENDS SIGNIFICANTLY ON INCREASED USE OF THE INTERNET BY BUSINESSES AND INDIVIDUALS.

         Our success depends significantly on increased use of the Internet for advertising, marketing, providing services, and conducting business. Commercial use of the Internet is currently at an early stage of development and the future of the Internet is not clear. Our business strategy will suffer if commercial use of the Internet fails to grow in the future.

OUR STRATEGY OF EXPANDING OUR BUSINESS THROUGH ACQUISITIONS AND INVESTMENTS IN OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS.

         We intend to expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

         o difficulty integrating acquired technologies, operations, and personnel with our existing business;

         o diversion of management's attention in connection with both negotiating the acquisitions and integrating the assets;

         o  the need to incur additional debt;

         o strain on managerial and operational resources as management tries to oversee larger operations; and

         o  exposure to unforeseen liabilities of acquired companies.

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

IF THE UNITED STATES OR OTHER GOVERNMENTS REGULATE THE INTERNET MORE CLOSELY, OUR BUSINESS MAY BE HARMED.

         Because of the Internet's popularity and increasing use, new laws and regulations may be adopted. These laws and regulations may cover issues such as privacy, pricing, taxation and content. The enactment of any additional laws or regulations may impede the growth of the Internet and our Internet-related business and could place additional financial burdens on our business.

TO SUCCEED, WE MUST RESPOND TO THE RAPID CHANGES IN TECHNOLOGY AND DISTRIBUTION CHANNELS RELATED TO THE INTERNET.

         The markets for our Internet products and services are characterized by:

         o  rapidly changing technology;

         o  evolving industry standards;

         o  frequent new product and service introductions;

         o  shifting distribution channels; and

         o  changing customer demands.

         Our success will depend on our ability to adapt to this rapidly evolving marketplace. We may not be able to adequately adapt our products and services or to acquire new products and services that can compete successfully.

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

PERFUMANIA'S BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD LEAD TO FLUCTUATIONS IN OUR STOCK PRICE.

         The operation of Perfumania has historically experienced higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. People increase their purchases of fragrances as gift items during the Christmas holiday season which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below the expectations of stock market analysts, our stock price would likely decline. Our quarterly results may also vary as a result of the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions.

PERFUMANIA MAY EXPERIENCE SHORTAGES OF THE MERCHANDISE IT NEEDS BECAUSE IT DOES NOT HAVE LONG-TERM AGREEMENTS WITH SUPPLIERS.

         Perfumania's success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. Perfumania has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that Perfumania has good relationships with its vendors, if Perfumania is unable to obtain merchandise from one or more key vendors on a timely basis, or if there is a material change in Perfumania's ability to obtain necessary merchandise, our results of operations could be seriously harmed.

PERFUMANIA MAY NOT BE ABLE TO OBTAIN THE FUNDS NEEDED UNDER ITS LINE OF CREDIT TO OPERATE ITS BUSINESS.

         As discussed above, Perfumania's sales and operating results fluctuate by season, like many specialty retailers. Perfumania's line of credit funds inventory purchases and supports new retail store openings. Any future limitation on its borrowing ability and access to financing could limit the opening of new stores and obtaining merchandise on satisfactory terms. On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC that provides for borrowings of up to $40 million. Advances under the line of credit are based on a formula of eligible inventories and will bear interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula set forth in the credit agreement. Advances will be secured by a first lien on all assets of Perfumania and assignment of life insurance policies on two of our officers. The line contains limitations on additional borrowings, capital expenditures and other items and contains various financial covenants including net worth and fixed charges coverage. The new credit facility replaces the LaSalle National Bank credit facility, which expired on May 31, 2000.

PERFUMANIA'S PRESIDENT AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS, AND THESE KEY PERSONNEL MAY NOT REMAIN WITH PERFUMANIA IN THE FUTURE.

         Jerome Falic, Perfumania's President, is primarily responsible for its merchandise purchases. He has developed strong, reliable relationships with suppliers and customers of Perfumania's wholesale division in the United States, Europe, Asia and South America. The loss of his service or any of Perfumania's other current executive officers could seriously harm us.

PERFUMANIA NEEDS TO SUCCESSFULLY MANAGE ITS GROWTH IN ORDER FOR THE ADDITION OF OUR NEW STORES TO BE PROFITABLE.

         Even though Perfumania has grown significantly in the past several years, it may not be able to sustain the growth in the number of retail stores and revenues that it has achieved historically. Perfumania's growth is dependent, in large part, upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. It is possible that Perfumania's new stores will not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations will adversely effect sales at existing locations.

PERFUMANIA COULD BE SUBJECT TO LITIGATION BECAUSE OF THE MERCHANDISING ASPECT OF ITS BUSINESS.

         Some of the merchandise Perfumania purchases from suppliers is manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. This practice is common in the fragrance and cosmetics business. The owner of a particular trademark or copyright may challenge Perfumania to demonstrate that the specific merchandise was produced and sold with the proper authority and if Perfumania is unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise. This type of restriction could seriously harm Perfumania's business and results of operations.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund working capital needs, to open new stores and to renovate existing stores. For the first thirteen weeks of fiscal 2000, these capital requirements generally were satisfied through borrowings under our credit facility, cash flows from operations and issuance of convertible notes.

         At April 29, 2000, we had a working capital of approximately $9.4 million compared to a working capital of approximately $8.7 million at January 29, 2000. The increase was primarily due to an increase in inventory and advances to suppliers offset by increases in accounts payable.

         Net cash used in operating activities during the current period was approximately $8.2 million compared with approximately $2.8 million for the same period in the prior year. The increase in cash used in operating activities was principally a result of the loss for the period and the net change in our trade receivables, advances to suppliers, inventories and accounts payable.

         Net cash used in investing activities was approximately $4.1 million, compared with approximately $0.9 million for the same period in the prior year. Investing activities represent purchases of furniture, fixtures and equipment for store openings and the renovation of existing stores, information system advancements, as well as investments in other companies. We will consider investing in another company which we believe will provide synergy with our existing operations and business strategy. Investments in and advances to partially owned affiliates increased by approximately $2.9 million primarily as a result of a $1.4 investment made to The Sportsman's Guide, Inc. and a $1.0 million investment in TakeToAuction.com. See Notes 5 and 8.

         Net cash provided by financing activities during the current period was approximately $13.2 million compared with approximately $3.4 million for the same time period in the prior year. The increase was primarily the result of the issuance of $9 million convertible notes in March 2000.

         On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC that provides for borrowings of up to $40 million. The new credit facility replaces the LaSalle National Bank credit facility. Advances under the line of credit are based on a formula of eligible inventories and will bear interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula set forth in the credit agreement. Advances will be secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two of our officers. The line contains limitations on additional borrowings, capital expenditures and other items, and will contain various financial covenants including net worth and fixed charges coverage, as defined by the lender.

         Management believes that Perfumania's borrowing capacity under the new bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs and capital expenditures, including remodeling of existing stores and debt service for at least the next twelve months.

         During the thirteen weeks ended April 29, 2000, Perfumania opened 1 store and closed 9 underperforming stores. At April 29, 2000, Perfumania operated 268 stores. Perfumania intends to focus on improving the profitability of its existing stores and plans to open no more than 5 new stores in fiscal 2000.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED APRIL 29, 2000 WITH THE THIRTEEN WEEKS ENDED MAY 1, 1999.

         Net sales increased .5% from $39.4 million in the first thirteen weeks of 1999 to $39.6 million in the first thirteen weeks of 2000. The increase in net sales was the result of an 18.4% increase in retail sales (from $28.1 million to $33.3 million) offset by a 44.0% decrease in wholesale sales (from $11.3 million to $6.3 million). The decrease in wholesale sales was primarily due to a reduction in sales to a customer who in the first quarter of 1999 accounted for 80% of wholesale sales. We do not anticipate that this trend will continue as wholesale sales vary from quarter to quarter and sales levels in a particular quarter are not indicative of sales to be expected for the fiscal year. The increase in retail sales was due to a 23% increase in Perfumania's comparable store sales compared to the prior year. The average number of stores operated during the first thirteen weeks of 2000 compared to the first thirteen weeks of 1999 decreased from 288 to 270.

         Gross profit increased 7.7% from $15.3 million in the first thirteen weeks of 1999 (38.7% of total net sales) to $16.4 million in the first thirteen weeks of 2000 (41.5% of total net sales) primarily due to an increase in gross profit for the retail division, offset by a decrease in gross profit for the wholesale division.

         Gross profit for the wholesale division decreased 36.5% from $2.2 million in the first thirteen weeks of 1999 to $1.4 million in the first thirteen weeks of 2000 due to the decrease in wholesale sales discussed above. As a percentage of net sales, gross profit for the wholesale division increased from 19.5% in the first thirteen weeks of 1999 to 22.0% in the first thirteen weeks of 2000. Wholesale sales historically yield a lower gross margin when compared to retail sales.

         Gross profit for the retail division increased 15.1% to $15.0 million in the first thirteen weeks of 2000 from $13.1 million in the first thirteen weeks of 1999 as a result of higher retail sales. As a percentage of net retail sales, gross profit for the retail division decreased from 46.4% in the first thirteen weeks of 1999 to 45.1% in the first thirteen weeks of 2000 due to a change in merchandise assortment and product mix which has contributed to an increase in net sales and the average sales ticket, but at slightly lower margins. We expect this trend to continue in fiscal 2000 when compared to the prior year.

         Operating expenses, which include selling, general and administrative expenses, as well as depreciation, increased 5.9% from $17.8 million in the first thirteen weeks of 1999 to $18.8 million in the first thirteen weeks of 2000. The increase was primarily attributable to costs associated with higher retail store salary and incentive expense due to increased store payroll hours combined with an increase in average hourly wage rates. In addition, we incurred payroll and other administrative costs associated with its reorganization into a holding company.

         Interest expense increased from $1.5 million for the thirteen weeks ended May 1, 1999 to $4.0 million for the thirteen weeks ended April 29, 2000. The increase is principally due to the issuance of $9 million of Series C and D convertible notes in March 2000 which resulted in a non-cash beneficial conversion interest charge of approximately $2.6 million. See Note 6.

         As a result of the foregoing, we had a net loss of $6.6 million in the first thirteen weeks of 2000 compared to a net loss of $4.1 million in the first thirteen weeks of 1999. Net loss per share for the thirteen week periods ended April 29, 2000 and May 1, 1999, was $0.78 and $0.56 per share, respectively.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         During the quarter ended April 29, 2000, there have been no material changes in the information about our market risks as of January 29, 2000 as set forth in Item 7A of the 1999 Form 10-K.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

         On March 9, 2000, we entered into a Securities Purchase Agreement and issued an aggregate of $4 million worth of Series C Convertible Notes, which are convertible into our common stock. The notes bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $9.58 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

         On March 27, 2000, we entered into a Securities Purchase Agreement and issued an aggregate of $5 million worth of Series D Convertible Notes, which are convertible into our common stock. The notes bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $7.76 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

         We have used the proceeds from the aforementioned issuance of convertible debentures, net of expenses incurred in the registration of such shares as prescribed in the respective agreements, for capital and operating expenditures.

         The following table provides information regarding to whom our convertible notes.

                                          PROCEEDS RECEIVED       NUMBER OF SHARES        PROCEEDS RECEIVED    NUMBER OF SHARES
                                         FOR SALE OF SERIES C       ISSUED WHEN          FOR SALE OF SERIES D    ISSUED WHEN
                                          CONVERTIBLE NOTES          CONVERTED            CONVERTIBLE NOTES      CONVERTED OR
                                           PURCHASED UNDER       OR ISSUABLE ASSUMING      PURCHASED UNDER     ISSUABLE ASSUMING
                                         SECURITIES PURCHASE      CONVERSION OF THE      SECURITIES PURCHASE    CONVERSION OF
                                          AGREEMENT, DATED       SERIES C CONVERTIBLE     AGREEMENT, DATED     SERIES D CONVERTIBLE
                                               MARCH 9,           NOTES ON MAY 23,            MAY 27,            NOTES ON MAY 23,
                                                2000                   2000                    2000                2000(1)
                                          ------------------     --------------------      -----------------   -------------------
S. Robert Productions, LLC .............      $  250,000               104,894              $        0                    0
Cranshire Capital, L.P. ................       1,750,000               734,258               2,000,000              839,151
EP Opportunity Fund, L.L.C .............               0                     0                 469,000              218,985
EP Opportunity Fund International,
  Ltd ..................................               0                     0                  31,000               14,475
The dotCom Fund, LLC ...................       1,250,000               524,470               2,000,000              839,151
EP.com Fund, LLC .......................         600,000               280,151                 400,000              186,768
EP.com Fund International, Ltd. ........         150,000                70,038                       0                    0
EURAM Cap Strat. "A" Fund Limited ......               0                     0                 100,000               41,957
Parlux Fragrances ......................               0                     0                       0                    0
                                              ----------             ---------              ----------            ---------
     Total .............................      $4,000,000             1,584,159              $5,000,000            1,980,198
                                              ==========             =========              ==========            =========




ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Index to Exhibits

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
-------           -------------------------

  10.1 Revolving Credit and Security Agreement by and among Perfumania, Inc., Perfumania Puerto Rico, Inc., Magnifique Parfumes and Cosmetics, Inc. and Ten Kesef II, Inc., as Borrowers and GMAC Commercial Credit LLC, as Lender

  27.1   Financial Data Schedule (1)

------------------

(1)      Filed herewith.

                  (b)      Reports on Form 8-K.

                           On February 11, 2000, we filed a Current Report on Form 8-K disclosing our reorganization into a holding company structure.

                           On April 11, 2000, we filed a Current Report on Form 8-K reporting that on April 4, 2000 our auditor, PricewaterhouseCoopers LLP, resigned as our independent certified public accountants, effective upon completion of the audit of our consolidated financial statements for the fiscal year ended January 29, 2000.

                              E COM VENTURES, INC.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          E COM VENTURES, INC.

                                          (Registrant)

Date: June 12, 2000                 By:   /s/ ILIA LEKACH
                                          -------------------------------------
                                          Ilia Lekach
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)

                                    By:   /s/ A. MARK YOUNG
                                          -------------------------------------
                                          A. Mark Young
                                          Chief Financial Officer and
                                          Director
                                          (Principal Financial and
                                          Accounting Officer)