Form 10-Q
period 2000-07-29
E COM VENTURES INC
filed 2000-09-12
CIK 880460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 29, 2000
                         COMMISSION FILE NUMBER 0-19714

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

                                 YES [X] NO [ ]

                           COMMON STOCK $.01 PAR VALUE
                              OUTSTANDING SHARES AT
                           AUGUST 25, 2000, 9,937,276

                                TABLE OF CONTENTS

                              E COM VENTURES, INC.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS.................................................3

                 Consolidated Balance Sheets.................................3
                 Consolidated Statements of Operations.......................4
                 Consolidated Statements of Cash Flows.......................5
                 Notes to Consolidated Financial Statements..................6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF OPERATION........................12

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISKS........................................................18

                                    PART II
                               OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS...................................................18

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS...........................18

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K....................................18

SIGNATURES..................................................................19

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                              E COM VENTURES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                       JULY 29, 2000      JANUARY 29, 2000
                                                                       -------------      ----------------
                                                                        (UNAUDITED)
                             ASSETS

Current assets:
   Cash and cash equivalents ...................................      $   2,397,650       $   1,995,610
   Trade receivables, less allowance for doubtful  accounts of
      $39,802 and $60,000 as of July 29, 2000 and January 29,
      2000, respectively .......................................          2,850,910           1,150,035
   Advances to suppliers .......................................          9,996,565           4,826,179
   Inventories, net of reserve of $1,842,897 and $2,369,953 as
      of July 29, 2000 and January 29, 2000, respectively ......         68,274,916          68,727,528
   Note and interest receivable, related party .................                 --             779,594
   Prepaid expenses and other current assets ...................          2,305,925             951,544
                                                                      -------------       -------------
       Total current assets ....................................         85,825,966          78,430,490
Property and equipment, net ....................................         22,856,276          22,671,385
Investments in and advances to partially-owned equity
    affiliates .................................................         15,393,990           2,845,972
Other assets ...................................................          2,190,641           1,708,551
                                                                      -------------       -------------
       Total assets ............................................      $ 126,266,873       $ 105,656,398
                                                                      =============       =============

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and current portion of notes payable ....      $  40,389,028       $  32,741,575
   Accounts payable - non affiliates ...........................         12,905,118          15,666,781
   Accounts payable - affiliates ...............................         10,142,054           9,350,315
   Accrued expenses and other liabilities ......................          7,675,830           7,870,634
   Income taxes payable ........................................            223,098             223,098
   Subordinated note payable - affiliate .......................          4,500,000           3,500,000
   Current portion of obligations under capital leases .........            301,239             391,220
                                                                      -------------       -------------
       Total current liabilities ...............................         76,136,367          69,743,623
Long term debt, less current portion ...........................            923,082             888,765
Long-term portion of obligations under capital leases ..........            469,187             634,571
Convertible notes payable ......................................          9,881,214           3,700,000
                                                                      -------------       -------------
       Total liabilities .......................................         87,409,850          74,966,959
                                                                      -------------       -------------
Commitments and contingencies ..................................                 --                  --
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued ...............................................                 --                  --
Common stock, $.01 par value, 25,000,000 shares authorized,
    10,761,305 and 9,282,386 shares issued, respectively .......            107,613              92,825
Additional paid-in capital .....................................         72,856,728          65,440,135
Treasury stock, at cost, 1,442,228 and 815,646 shares as of
   July 29, 2000 and January 29, 2000, respectively ............         (5,424,184)         (3,419,957)
Accumulated deficit ............................................        (35,574,371)        (29,890,915)
Net unrealized gain on investments .............................         10,424,896                  --
Notes and interest receivable from shareholder and officers ....         (3,533,659)         (1,532,649)
                                                                      -------------       -------------
       Total stockholders' equity ..............................         38,857,023          30,689,439
                                                                      -------------       -------------
       Total liabilities and stockholders' equity ..............      $ 126,266,873       $ 105,656,398
                                                                      =============       =============



          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  THIRTEEN            THIRTEEN         TWENTY-SIX       TWENTY-SIX
                                                 WEEKS ENDED         WEEKS ENDED       WEEKS ENDED      WEEKS ENDED
                                                JULY 29, 2000       JULY 31, 1999     JULY 29, 2000    JULY 31, 1999
                                                --------------      --------------    --------------   --------------
Net sales .................................      $ 48,637,574       $ 45,952,514       $ 88,252,318       $ 85,353,478
Cost of goods sold ........................        29,253,558         26,798,751         52,445,611         50,946,546
                                                 ------------       ------------       ------------       ------------
Gross profit ..............................        19,384,016         19,153,763         35,806,707         34,406,932
                                                 ------------       ------------       ------------       ------------
Operating expenses:
  Selling, general and administrative .....        20,167,919         16,296,549         37,800,620         32,927,454
  Provision for impairment of assets
     and store closing ....................           118,572                 --            118,572                 --
  Depreciation and amortization ...........         1,319,097          1,149,275          2,535,901          2,314,427
                                                 ------------       ------------       ------------       ------------
      Total operating expenses ............        21,605,588         17,445,824         40,455,093         35,241,881
                                                 ------------       ------------       ------------       ------------

Income (loss) from operations
  before other income (expense) ...........        (2,221,572)         1,707,939         (4,648,386)          (834,949)

Interest expense, net .....................        (1,555,620)        (2,255,240)        (5,557,719)        (3,782,635)
Equity in loss of partially-owned affiliate          (148,782)                --         (1,388,248)                --
Gain on sale of affiliate common stock ....         5,531,498                 --          5,531,498                 --
Other income (expense) ....................          (666,041)           236,161            379,399            214,578
                                                 ------------       ------------       ------------       ------------
Income (loss)  before income taxes ........           939,483           (311,140)        (5,683,456)        (4,403,006)
Benefit for income taxes ..................                --                 --                 --                 --
                                                 ------------       ------------       ------------       ------------
Net income (loss) .........................      $    939,483       $   (311,140)      $ (5,683,456)      $ (4,403,006)
                                                 ------------       ------------       ------------       ------------

Net income (loss) per common share:
Basic .....................................      $       0.10       $      (0.04)      $      (0.64)      $      (0.58)
                                                 ------------       ------------       ------------       ------------
Diluted ...................................      $       0.07       $      (0.04)      $      (0.64)      $      (0.58)
                                                 ------------       ------------       ------------       ------------

Weighted average number of common
  shares outstanding:
  Basic ...................................         9,222,481          7,629,043          8,848,212          7,614,410
  Diluted .................................        12,850,252          7,629,043          8,848,212          7,614,410













          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                 TWENTY-SIX        TWENTY-SIX
                                                                 WEEKS ENDED       WEEKS ENDED
                                                                JULY 29, 2000     JULY 31, 1999
                                                                -------------     -------------
Cash flows from operating activities:
 Net loss ...............................................      $ (5,683,456)      $ (4,403,006)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Provision for doubtful accounts .....................            36,682             30,000
    Recovery of previously written off asset ............        (1,006,333)                --
    Gain on sale of affiliate stock .....................        (5,531,498)                --
    Provision for impairment of assets and store closing            118,572                 --
    Depreciation and amortization .......................         2,535,901          2,314,427
    Equity in loss of partially-owned affiliate .........         1,388,248                 --
    Beneficial conversion feature of convertible
          notes payable .................................         2,636,764          1,365,384
    Change in operating assets and liabilities:
         Trade receivables ..............................        (1,657,212)        (1,987,835)
         Advance to suppliers ...........................        (5,170,386)          (251,031)
         Inventories ....................................         2,301,043         (9,094,210)
         Prepaid and other current assets ...............        (1,354,381)          (579,269)
         Other assets ...................................          (482,093)          (275,080)
         Accounts payable ...............................         1,030,076          8,036,813
         Other current liabilities ......................          (170,290)        (1,023,383)
         Income taxes payable ...........................                --           (116,835)
                                                               ------------       ------------
         Net cash used in operating activities ..........       (11,008,363)        (5,984,025)
                                                               ------------       ------------

Cash flows from investing activities:
         Additions to property and equipment ............        (2,531,755)        (1,812,939)
         Investments in and advances to partially-owned
             affiliates .................................        (3,302,411)                --
                                                               ------------       ------------
         Net cash used in investing activities ..........        (5,834,166)        (1,812,939)
                                                               ------------       ------------

  Cash flows from financing activities:
      Borrowings and repayments under bank line of credit         7,074,025          3,532,679
      Repayment under subordinated notes payable ........        (2,000,000)                --
      Principal payments under capital lease obligations           (255,365)          (267,541)
      Net advances to shareholder and officers ..........        (1,221,416)           (21,720)
      Issuance of convertible notes payable .............         9,000,000          4,000,000
      Proceeds from sale of affiliate common stock ......         6,500,000                 --
      Exercise of stock options .........................           151,552            152,825
      Purchase of treasury stock ........................        (2,004,227)                --
                                                               ------------       ------------
         Net cash provided by financing activities ......        17,244,569          7,396,243
                                                               ------------       ------------
         Increase (decrease) in cash and cash equivalents           402,040           (400,721)

    Cash and cash equivalents at beginning of period ....         1,995,610          1,745,603
                                                               ------------       ------------
    Cash and cash equivalents at end of period ..........      $  2,397,650       $  1,344,882
                                                               ============       ============


          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -  OPERATIONS AND BASIS OF PRESENTATION

    We were incorporated in Florida and previously operated under the name Perfumania, Inc. In order to provide greater flexibility for expansion, broaden the alternatives available for future financing and generally provide for greater administrative and operational flexibility, on February 1, 2000, we reorganized into a holding company structure with E Com Ventures, Inc. ("ECOMV" or "Company") as the holding company and Perfumania, Inc. ("Perfumania") as our wholly owned subsidiary.

    Our objective is to facilitate cross marketing and cross-promotional opportunities between our company, e-commerce investments and Perfumania. Our Internet strategy includes taking strategic positions in Internet related companies that have synergies with our other businesses. Our strategy envisions and promotes opportunities for synergistic business relationships among companies with which we are affiliated.

    We entered into three letters of intent during the current reporting periods subject to due diligence. Based on the developments in the Internet economy, among other reasons, the proposed transactions were not completed and have been terminated.

    Through Perfumania we are a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of July 29, 2000 and July 31, 1999, we operated a chain of 262 and 281, respectively, retail stores specializing in the sale of fragrances at discounted prices up to 60% below the manufacturer's suggested retail prices. Perfumania's wholesale division distributes approximately 1,100 stock keeping units of fragrances and related products to approximately 41 customers, including national and regional chains and other wholesale distributors throughout North America and overseas. Perfumania manages and owns the wholesale business and the retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc., Perfumania's wholly owned subsidiary. Effective May 2000, we acquired perfumania.com, an Internet commerce site and online retailer of fragrances and related products (See Note 6).

    The consolidated financial statements include the accounts of ECOMV and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2000 filed with the SEC on May 15, 2000. Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

NOTE 2  - COMPREHENSIVE INCOME

       We reported comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income for the periods presented was as follows:


                                THIRTEEN            THIRTEEN            TWENTY-SIX             TWENTY-SIX
                                WEEKS ENDED         WEEKS ENDED         WEEKS ENDED           WEEKS ENDED
                                JULY 29, 2000       JULY 31, 1999       JULY 29, 2000         JULY 31, 1999
                                -------------       -------------       -------------         -------------
Net income (loss) ....         $    939,483         ($   311,140)         ($ 5,683,456)         ($ 4,403,006)
Net unrealized gain on
    investments ......           10,246,461                   --            10,424,896                    --
                               ------------         ------------          ------------          ------------
Total comprehensive
    income (loss) ....         $ 11,185,944         ($   311,140)         $  4,741,440          ($ 4,403,006)
                               ============         ============          ============          ============



NOTE 3    -  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

     Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share includes, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and other common stock equivalents. For all periods presented in the accompanying consolidated statements of operations, with the exception of the thirteen weeks ended July 29, 2000, incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

         The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential Common Stock.

                                                    THIRTEEN                      THIRTEEN
                                                   WEEKS ENDED                   WEEKS ENDED
                                                  JULY 29, 2000                 JULY 31, 1999
                                                  -------------                 -------------

Weighted average number of Common
   shares used in basic EPS                         9,222,481                     7,629,043

Effects of dilutive securities:
  Stock Options                                       983,159                            --
  Convertible Common Stock                          2,644,612                            --
                                                   ----------                     ---------
Weighted number of shares and
   dilutive potential Common Stock
   used in dilutive EPS                            12,850,252                     7,629,043
                                                   ==========                     =========

NOTE 4    -  BANK LINE OF CREDIT

         On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC ("GMAC") that provides for borrowings of up to $40 million. The new credit facility replaced the LaSalle National Bank credit facility. Advances under the line of credit are based on a formula of eligible inventories and bears interest at the lender's prime rate for the first six months of the term (9.5% as of July 29, 2000). After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula as defined by the lender. Advances are secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two of our officers. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various financial covenants including net worth and fixed charges coverage, as defined by the lender. As of July 29, 2000, Perfumania had outstanding borrowings under its credit facility of approximately $38.5 million.

         Perfumania was not in compliance with one financial covenant relating to minimum fixed charged coverage ratio as of July 29, 2000. Management believes that GMAC will waive the instance of non-compliance, and will amend the fixed charge coverage ratio covenant to be less restrictive.

NOTE 5    -  SEGMENT INFORMATION

     Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. The basis for determining Perfumania's operating segments is the manner in which financial information is used by Perfumania in its operations. Financial information for these segments is summarized in the following table.


                                        THIRTEEN WEEKS       THIRTEEN WEEKS        TWENTY-SIX        TWENTY-SIX
                                             ENDED                ENDED            WEEKS ENDED       WEEKS ENDED
                                         JULY 29, 2000        JULY 31, 1999      JULY 29, 2000      JULY 31, 1999
                                        ---------------      ---------------     --------------     --------------
Net sales to external customers
    Wholesale ....................         $ 6,446,393         $10,948,201         $12,761,155         $22,214,955
    Retail .......................          42,191,181          35,004,313          75,491,163          63,138,523
                                           -----------         -----------         -----------         -----------
       Total net sales to external
         customers ...............         $48,637,574         $45,952,514         $88,252,318         $85,353,478
                                           -----------         -----------         -----------         -----------


Intersegment sales
     Wholesale ...................         $        --         $ 4,771,477         $    66,247         $ 7,532,244
                                           -----------         -----------         -----------         -----------
       Total intersegment sales ..         $        --         $ 4,771,477         $    66,247         $ 7,532,244
                                           -----------         -----------         -----------         -----------

Gross profit
     Wholesale ...................         $ 1,384,226         $ 2,473,395         $ 2,778,138         $ 4,667,405
     Retail ......................          17,999,790          16,680,368          33,028,569          29,739,527
                                           -----------         -----------         -----------         -----------
       Total gross profit ........         $19,384,016         $19,153,763         $35,806,707         $34,406,932
                                           -----------         -----------         -----------         -----------

Depreciation and amortization
     Retail ......................         $ 1,319,097         $ 1,149,275         $ 2,535,901         $ 2,314,427
                                           -----------         -----------         -----------         -----------
       Total depreciation and
         amortization ............         $ 1,319,097         $ 1,149,275         $ 2,535,901         $ 2,314,427
                                           -----------         -----------         -----------         -----------

Capital expenditures
      Retail .....................         $ 1,329,011         $   882,376         $ 2,531,755         $ 1,812,939
                                           -----------         -----------         -----------         -----------
        Total capital expenditures         $ 1,329,011         $   882,376         $ 2,531,755         $ 1,812,939
                                           -----------         -----------         -----------         -----------


                             JULY 29,         JULY 31,
                               2000             1999
                          -----------         -----------

Inventory
   Wholesale ....         $ 1,300,939         $ 9,075,491
    Retail ......          66,973,977          53,898,851
                          -----------         -----------
                          $68,274,916         $62,974,342
                          -----------         -----------
Number of Stores                  262                 281

An unaffiliated customer of the wholesale segment accounted for approximately 11% and 0% of the consolidated net sales for the thirteen weeks ended July 29, 2000 and July 31, 1999, respectively, and 49% and 35% of the consolidated net trade accounts receivable balance at July 29, 2000 and January 29, 2000, respectively.

In the twenty-six week period ending July 29, 2000 and July 31, 1999, the wholesale segment included foreign sales of approximately $0.3 million and $1.9 million, respectively.

NOTE 6    -  INVESTMENT IN AFFILIATES

    In May 2000, we acquired 100% of the outstanding common stock of perfumania.com, inc., a wholly owned subsidiary of Envision Development Corporation ("EDC"), in exchange for 400,000 shares of EDC common stock. The acquisition of perfumania.com has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Net assets acquired consisted primarily of merchandise inventories. The results of operations for perfumania.com are included with our results from the date of acquisition. Prior to May 2000, our ownership in EDC was accounted for under the equity method of accounting for investments.

    As of July 29, 2000, the exchange of EDC shares for the acquisition of perfumania.com has been recorded based on the book value. We are currently awaiting the completion of an independent appraisal on the market value of the EDC shares exchanged to accurately record both the acquisition price and gain, if any. We believe the appraisal will be completed in the third quarter, and accordingly, any adjustment to either the acquisition price or the related gain on the sale of the shares will be recognized at that time.

    Additionally, in May 2000 we sold 100,000 shares of EDC common stock for $2.5 million to a majority shareholder of EDC, and in a related transaction, an investment firm exercised its option to acquire from us 500,000 shares of EDC common stock at $8.00 per share. As a result of these transactions, we received total cash proceeds of $6.5 million and realized a gain of approximately $5.5 million. As of July 29, 2000 we owned 1,000,000 shares of EDC, representing approximately an 8.0% interest in the outstanding shares of common stock of EDC.

    On June 13, 2000, we purchased 250,000 shares of Take To Auction.Com, Inc., ("Take To Auction") for $2,000,000. As of July 29, 2000, we own 5.9% of the outstanding shares of common stock of Take To Auction. Ilia Lekach, our Chairman and Chief Executive Officer and Horacio Groisman, M.D. one of our Directors, are also the Chairman and Vice Chairman, respectively, of Take To Auction (See Note
9).

     During the twenty-six week period ending July 29, 2000, we purchased approximately 343,000 shares of common stock, representing approximately 7% of the outstanding shares of common stock of The Sportsman's Guide, Inc., ("SGI"), a marketer of value priced outdoor gear and general merchandise for cash totaling approximately $1.6 million. During the thirteen weeks ended July 29, 2000, we sold approximately 222,000 shares of SGI and realized a loss on the sale of these securities of approximately $0.7 million, which is included in other expense on the accompanying consolidated statements of operations.

    All investments are accounted for as available-for-sale securities and are carried at fair value based on quoted market prices pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in comprehensive income and is included in shareholders' equity of the accompanying consolidated balance sheet as of July 29, 2000.

NOTE  7 -  CONVERTIBLE NOTES PAYABLE

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

    The SEC has indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the debt holders. Based on the market price of our common stock at the date of issuance, our Series C and Series D Notes had a beneficial conversion feature of approximately $1.2 million and $1.4 million, respectively, at such point in time which represented a non-cash charge and was included in interest expense for the thirteen week period ending April 29, 2000.

NOTE 8 -   RELATED PARTY TRANSACTIONS

     Notes receivable from a shareholder and officer were approximately $3.5 million as of July 29, 2000. The notes are secured by certain stock options held by the shareholder and officer, mature December 31, 2001 and bear interest at the rate charged by the Company's major lender. Principal and interest are payable in full at maturity.

     On June 1, 2000, Perfumania signed a $5,000,000 subordinated note agreement with Parlux Fragrances, Inc., whose Chairman of the Board of Directors and Chief Executive Officer Ilia Lekach, is the Company's Chairman of the Board and Chief Executive Officer. The note includes the refinancing of a $2,000,000 balance due to Parlux remaining under a previous $8,000,000 subordinated secure note dated October 4, 1999, and a reduction of $3,000,000 in trade payables due to Parlux. The note is due on December 29, 2000 with various periodic principal payments, bears interest at prime plus 1% and is subordinate to all bank related indebtedness. The outstanding amount of the indebtedness as of July 29, 2000 is included in the accompanying consolidated balance sheet as subordinated note payable, affiliate.

NOTE 9    -  CONVERTIBLE NOTES RECEIVABLE

     In December 1999, we loaned $1 million to Take To Auction pursuant to the terms of a convertible promissory note. The principal balance of the note is payable on December 20, 2001, and interest, which accrues at a rate of six percent per annum was payable semi-annually on the 21st day of each June and December commencing June 21, 2000. We had the right to convert, for a period of 14 days after Take To Auction's initial public offering, all of the principal amount of the note into shares of the Take to Auction's common stock at a conversion price per share equal to the initial public offering price. Take To Auction commenced its initial public offering on June 13, 2000 and we converted the $1.0 million note into 138,889 shares of Take To Auction's common stock.

    In March 2000, we loaned Take To Auction an additional $1.0 million pursuant to the terms of a convertible promissory note. The terms of the note were the same as the December 1999 note described above, except that the principal balance is payable on March 8, 2002 and interest is payable semi-annually on the 9th day of each September and March, commencing September 9, 2000. The note was repaid in full in June 2000. Take To Auction also granted us warrants to purchase 200,000 shares of its common stock at its initial public offering price. The warrants are exercisable in whole or in part until June 13, 2001.

    Due to the previous uncertainty of Take To Auction's initial public offering and collectability of the notes as of January 29, 2000, we expensed the principal balance of the note and related interest receivable. As a result of Take To Auction's initial public offering which commenced on June 13, 2000, the $1.0 million principal balance and related interest previously expensed was reversed in the first quarter of fiscal 2000.

NOTE 10 -  TREASURY STOCK

     In December 1999, our Board of Directors approved a 1,500,000 stock repurchase program. Pursuant to this program, we repurchased approximately 816,000 and 626,000 shares of common stock for $3.4 million and $2.0 million in the fourth quarter of fiscal 1999 and the first two quarters of fiscal 2000, respectively.

NOTE 11 -  CONTINGENCIES

     We are involved in various legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these matters should not cause serious harm to our financial position or results of operations.

NOTE 12 - NON CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                                        FOR THE TWENTY-SIX WEEKS ENDED
                                                                   -----------------------------------------
                                                                     JULY 29, 2000           JULY 31, 1999
                                                                   ------------------        ---------------
Conversion of debt and accrued interest
  payable in exchange for common stock                                    $2,843,300                     --

Increase in subordinated notes payable                                    $3,000,000                     --

Net unrealized gain on marketable securities                             $10,424,896                     --

Cash paid during the period for:
   Interest                                                               $3,022,210             $2,375,113

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

    We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions. In addition, many of our investments will be in early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these early-stage companies.

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

FUTURE GROWTH MAY PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES.

    If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of our users, advertisers and other business partners grow, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Future growth or increase in the number of our strategic relationships will strain our managerial, operational and financial resources, inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business and the Internet.

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

PERFUMANIA NEEDS TO SUCCESSFULLY MANAGE ITS GROWTH IN ORDER FOR THE ADDITION OF OUR NEW STORES TO BE PROFITABLE.

    Even though Perfumania has grown significantly in the past several years, it may not be able to sustain the growth in revenues that it has achieved historically. Perfumania's growth is dependent, somewhat, upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. It is possible that Perfumania's new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely effect sales at existing locations.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED JULY 29, 2000 WITH THE THIRTEEN WEEKS ENDED JULY 31, 1999.

     Net sales increased from $46.0 million in the thirteen weeks ended July 31, 1999, to $48.6 million in the thirteen weeks ended July 29, 2000. Wholesale sales decreased 41.1% (from $10.9 million to $6.5 million) and retail sales increased by 20.5% (from $35.0 million to $42.2 million). The decrease in wholesale sales was due to an overall slowdown in the wholesale fragrance market, which is expected to continue into the third quarter of fiscal year 2000. The increase in retail sales was principally due to the increase in comparable retail stores sales. Comparable store sales during the current period increased 22% when compared to last year.

     Gross profit increased 1.2% from $19.2 million in the thirteen weeks ended July 31, 1999 (41.7% of net sales) to $19.4 million in the thirteen weeks ended July 29, 2000 (39.9% of net sales) due to an increase in gross profit for the retail division which was offset by a decrease in the wholesale division.

     Gross profit for the wholesale division decreased from $2.5 million in the thirteen weeks ended July 29, 2000 to $1.4 million in the thirteen weeks ended July 29, 2000 as a result of lower wholesale sales. As a percentage of net sales, gross profit for the wholesale division decreased from 22.6% in the thirteen weeks ended July 31, 1999 to 21.5% in the thirteen weeks ended July 29, 2000.

     Gross profit for the retail division increased to $18.0 million in the thirteen weeks ended July 29, 2000 from $16.7 million in the thirteen weeks ended July 31, 1999 as a result of higher retail sales. As a percentage of net sales, gross profit for the retail division decreased from 47.7% in the thirteen weeks ended July 31, 1999 to 42.7% in the thirteen weeks ended July 29, 2000 primarily as a result of 1) an improvement in merchandise assortment and product mix which has contributed to an increase in net sales and the average sales ticket, but at slightly lower margins, and 2) a July clearance promotion which resulted in a greater percentage of merchandise sold at discounted prices compared to the prior year.

     Operating expenses, which include selling, general and administrative expenses as well as depreciation, increased 23.8% from $17.4 million in the thirteen weeks ended July 31, 1999 to $21.6 million in the thirteen weeks ended July 29, 2000. As a percentage of net sales, operating expenses increased from 37.9% during the thirteen weeks ended July 31, 1999 to 44.4% during the thirteen weeks ended July 29, 2000. Operating expenses as a percentage of net sales increased due to 1) the negative sales leverage due to the reduction in wholesale sales 2) approximately $0.8 million of severance and consulting costs accrued for various senior management whose employment with the Company was terminated during the second quarter of fiscal year 2000, 3) higher store payroll associated with higher average hourly wage rates, 4) higher overhead and administrative expense, and 5) the reversal of $700,000 of accrued expenses for the Luria's litigation in July 1999.

      Interest expense, net decreased by 31.0% from $2.3 million for the thirteen weeks ended July 31, 1999 to $1.6 million for the thirteen weeks ended July 29, 2000. The decrease is primarily due to the issuance of $4 million of Series B convertible notes in July 1999 which resulted in a non-cash beneficial conversion interest charge of approximately $1.0 million during the prior period.

     Gain on sale of affiliate's common stock of $5.5 million arose from the sale of shares of EDC (See Note 6).

     As a result of the foregoing, we had a net income of $939,483, or $0.07 per diluted share, in the thirteen weeks ended July 29, 2000 compared to a net loss of $311,140, or ($0.04) per diluted share, in the thirteen weeks ended July 31, 1999.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED JULY 29, 2000 WITH THE TWENTY-SIX WEEKS ENDED JULY 31, 1999.

     Net sales increased 3.4% from $85.4 million in the twenty-six weeks ended July 31, 1999 to $88.3 million in the twenty-six weeks ended July 29, 2000. The increase in net sales was due primarily to a 19.6% increase in retail sales (from $63.1 million to $75.5 million), offset by a 42.6% decrease in wholesale sales (from $22.2 million to $12.8 million).

    The decrease in wholesale sales was due to an overall slowdown in the wholesale fragrance market, which is expected to continue into the third quarter of fiscal year 2000. The increase in retail sales was principally due to the increase in comparable retail store sales. Comparable store sales during the twenty-six weeks ended July 29, 2000 increased 23.1% when compared to last year.

     Gross profit increased 4.1% from $34.4 million in the twenty-six weeks ended July 31, 1999 (40.3% of net sales) to $35.8 million in the twenty-six weeks ended July 29, 2000 (40.6% of net sales) as a result of increases in retail sales which was offset by decreases in wholesale sales.

     Gross profit for the wholesale division decreased 40.5% from $4.7 million in the twenty-six weeks ended July 31, 1999 to $2.8 million in the twenty-six weeks ended July 29, 2000. As a percentage of net sales, gross profit for the wholesale division increased from 21.0% in the twenty-six weeks ended July 31, 1999 to 21.8% in the twenty-six weeks ended July 29, 2000.

     Gross profit for the retail division increased 11.1% from $29.7 million in the twenty-six weeks ended July 31, 1999 to $33.0 million in the twenty-six weeks ended July 29, 2000. The retail division's gross margin decreased from 47.1% in the twenty-six weeks ended July 31, 1999 to 43.8% in the twenty-six weeks ended July 29, 2000 as a result of 1) an improvement in merchandise assortment and product mix which has contributed to an increase in net sales and the average sales ticket, but at slightly lower margins, and 2) a July clearance promotion which resulted in a greater percentage of merchandise sold at discounted prices compared to the prior year.

     Operating expenses, which include depreciation and amortization, increased $5.2 million in the twenty-six weeks ended July 29, 2000 compared to the twenty-six weeks ended July 31, 1999. As a percentage of net sales, operating expenses increased from 41.3% during the twenty-six weeks ended July 31, 1999 to 45.8% during the twenty-six weeks ended July 29, 2000. Operating expenses as a percentage of net sales increased due to 1) the negative sales leverage due to the reduction in wholesale sales, 2) approximately $0.8 million of severance and consulting costs accrued for various senior management whose employment with the Company was terminated during the second quarter of fiscal year 2000, 3) higher store payroll associated with higher average hourly wage rates, 4) higher overhead and administrative expense and 5) the reversal of $700,000 of accrued expenses for the Luria's litigation in July 1999.

     Interest expense, net increased by 46.9% from $3.8 million for the twenty-six weeks ended July 31, 1999 to $5.6 million for the twenty-six weeks ended July 29, 2000. The increase is principally due to the non-cash beneficial conversion cost of approximately $2.6 million associated with the issuance of the convertible notes in March 2000 (See Note 7), compared with a similar non-cash beneficial conversion cost of $1.1 million in fiscal 1999. In addition, we have incurred higher interest costs due to the increased outstanding balances on these convertible notes and our bank line of credit.

     Equity in loss of partially-owned affiliate of $1.4 million represents our share of EDC's net loss for the period we owned in excess of 20% of EDC's outstanding shares (February through April 2000). (See Note 6).

     Gain on sale of affiliate's common stock of $5.5 million arose from the sale of shares of EDC (See Note 6).

     During the twenty-six weeks ended July 29, 2000 the Company had a net loss of $5,683,456 or $(0.64) per diluted share, compared to a net loss of $4,403,006 or ($0.58) per diluted share during the twenty-six weeks ended July 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund working capital needs and to renovate existing stores. For the first twenty-six weeks of fiscal 2000, these capital requirements generally were satisfied through borrowings under our credit facility, cash flows from operations and issuance of convertible notes.

         At July 29, 2000, we had working capital of approximately $9.7 million compared to working capital of approximately $8.7 million at January 29, 2000. The increase was primarily due to an increase in advances to suppliers offset by increases in our bank line of credit.

         Net cash used in operating activities during the current period was approximately $11.0 million compared with approximately $6.0 million for the same period in the prior year. The increase in cash used in operating activities was principally a result of the loss for the period and the net change in our trade receivables, advances to suppliers, inventories and accounts payable.

         Net cash used in investing activities was approximately $5.8 million, compared with approximately $1.8 million for the same period in the prior year. Investing activities represent purchases of furniture, fixtures and equipment for store openings and the renovation of existing stores, information system advancements, as well as investments in other companies. Investments in and advances to partially owned affiliates increased by approximately $3.3 million primarily as a result of a $1.4 investment made to The Sportsman's Guide, Inc. and a $2.0 million investment in Take To Auction (See Notes 6 and 9).

         Net cash provided by financing activities during the current period was approximately $17.2 million compared with approximately $7.4 million for the same time period in the prior year. The increase was primarily the result of the issuance of $9 million convertible notes in March 2000, $6.5 million of proceeds received on the sale of common stock of EDC (See Note 6), and an increase in the outstanding balance on our bank line of credit.

         On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC ("GMAC") that provides for borrowings of up to $40 million. The new credit facility replaces the LaSalle National Bank credit facility. Advances under the line of credit are based on a formula of eligible inventories and will bear interest at the lender's prime rate for the first six months of the term (9.5% as of July 29, 2000). After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula set forth in the credit agreement. Advances are secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two of our officers. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various financial covenants including net worth and fixed charges coverage, as defined by the lender. As of July 29, 2000, Perfumania had outstanding borrowings under its credit facility of approximately $38.5 million.

         Perfumania was not in compliance with one financial covenant relating to minimum fixed charged coverage ratio as of July 29, 2000. Management believes that GMAC will waive the instance of non-compliance, and will amend the fixed charge coverage ratio covenant to be less restrictive.

         Management believes that Perfumania's borrowing capacity under the new bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs and capital expenditures, including remodeling of existing stores and debt service for at least the next twelve months.

         During the twenty-six weeks ended July 29, 2000, Perfumania opened 3 stores and closed 17 underperforming stores. At July 29, 2000, Perfumania operated 262 stores. Perfumania intends to continue focusing on improving the profitability of its existing stores and plans to open no more than 10 new stores in fiscal 2000, and close approximately 3 stores in the third and fourth quarters of fiscal 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         During the quarter ended July 29, 2000, there have been no material changes in the information about our market risks as of January 29, 2000 as set forth in Item 7A of the 1999 Form 10-K.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

              Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  Index to Exhibits

EXHIBIT
NUMBER            DESCRIPTION OF EXHIBIT
------            ----------------------

27.1              Financial Data Schedule (1)

------------------

(1)      Filed herewith.

         (b)      Reports on Form 8-K.

                  On July 14, 2000, we filed a current report on Form 8-K reporting that we engaged Deloitte and Touche LLP as our independent certified public accountants effective July 10, 2000.

                  On May 19, 2000, we filed a current report on Form 8-K reporting that we executed a Stock Purchase Agreement and acquired 100% of the issued and outstanding common stock of perfumania.com in consideration for 400,000 shares of Envision Development Corporation, Inc. common stock that were held by us.

                              E COM VENTURES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      E COM VENTURES, INC.
                                                     --------------------------
                                                          (Registrant)

Date: September 11, 2000                   By:  /s/ ILIA LEKACH
                                                -------------------------------
                                                Ilia Lekach
                                                Chairman of the Board and
                                                Chief Executive Officer
                                                (Principal Executive Officer)

                                           By:  /s/ A. MARK YOUNG
                                                -------------------------------
                                                A. Mark Young
                                                Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)