Form 10-Q
period 2000-10-28
E COM VENTURES INC
filed 2000-12-12
CIK 880460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2000
                         COMMISSION FILE NUMBER 0-19714

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

                                 YES [X] NO [ ]

                           COMMON STOCK $.01 PAR VALUE
                              OUTSTANDING SHARES AT
                          DECEMBER 7, 2000, 10,192,803

                                TABLE OF CONTENTS

                              E COM VENTURES, INC.


                                                PART I
                                         FINANCIAL INFORMATION

  ITEM 1  FINANCIAL STATEMENTS..............................................................        3

              Consolidated Balance Sheets...................................................        3

              Consolidated  Statements of Operations........................................        4

              Consolidated Statements of Cash Flows.........................................        5

              Notes to Consolidated Financial Statements....................................        6


  ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
          AND RESULTS OF OF OPERATIONS......................................................       12

  ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.......................       17


                                                PART II
                                           OTHER INFORMATION

  ITEM 1  LEGAL PROCEEDINGS.................................................................      17

  ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS.........................................      17

  ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K..................................................      17

          SIGNATURES........................................................................      18



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                              E COM VENTURES, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                             OCTOBER 28, 2000      JANUARY 29, 2000
                                                                             ----------------      ----------------
                                                                              (unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents                                                  $   2,048,411           $   1,995,610
  Trade receivables, less allowance for doubtful
     accounts of $49,802 and $60,000                                             1,623,814               1,150,035
  Advances to suppliers                                                          8,453,177               4,826,179
  Inventories, net of reserve of $1,742,897 and $2,369,953                      72,920,324              68,727,528
  Note and interest receivable, related party                                           --                 779,594
  Prepaid expenses and other current assets                                      2,300,529                 951,544
                                                                             -------------           -------------
     Total current assets                                                       87,346,255              78,430,490
  Property and equipment, net                                                   27,704,520              22,671,385
  Investments in and advances to partially-owned affiliates                      5,399,918               2,845,972
  Goodwill and other intangible assets                                           3,738,001                      --
  Other assets                                                                   2,027,059               1,708,551
                                                                             -------------           -------------
      Total assets                                                           $ 126,215,753           $ 105,656,398
                                                                             =============           =============

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Bank line of credit and current-portion of long-term debt                  $  39,227,769           $  32,741,575
  Accounts payable - non affiliates                                             17,825,444              15,666,781
  Accounts payable - affiliates                                                 15,385,255               9,350,315
  Accrued expenses and other liabilities                                         7,746,722               7,870,634
  Income taxes payable                                                              72,707                 223,098
  Subordinated and other note payable - affiliates                               3,500,000               3,500,000
  Current portion of obligations under capital leases                            1,518,657                 391,220
                                                                             -------------           -------------
     Total current liabilities                                                  85,276,554              69,743,623
  Long-term debt, less current-portion                                             518,274                 888,765
  Long-term portion of obligations under capital leases                          3,107,889                 634,571
  Convertible notes payable                                                      9,020,044               3,700,000
                                                                             -------------           -------------
     Total liabilities                                                          97,922,761              74,966,959
                                                                             -------------           -------------
Commitments and contingencies                                                           --                      --

Stockholders' equity:
  Preferred stock, $.01 par value, 1,000,000 shares
   authorized, none issued                                                              --                      --
  Common stock, $.01 par value, 25,000,000 shares
   authorized, 11,722,280 and 9,282,386 shares issued, respectively                117,224                  92,825
  Additional paid-in capital                                                    71,937,037              65,440,135
  Treasury stock, at cost, 1,520,528  and 815,646 shares held,
      respectively                                                              (5,520,041)             (3,419,957)
  Accumulated deficit                                                          (35,255,992)            (29,890,915)
  Notes and interest receivable from shareholder and
     officers                                                                   (3,996,793)             (1,532,649)
  Net unrealized gain on investments                                             1,011,557                      --
                                                                             -------------           -------------
     Total stockholders' equity                                                 28,292,992              30,689,439
                                                                             -------------           -------------
     Total liabilities and stockholders' equity                              $ 126,215,753           $ 105,656,398
                                                                             =============           =============


          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            THIRTEEN         THIRTEEN          THIRTY-NINE          THIRTY-NINE
                                                          WEEKS ENDED       WEEKS ENDED        WEEKS ENDED          WEEKS ENDED
                                                        OCTOBER 28, 2000   OCTOBER 30, 1999  OCTOBER 28, 2000     OCTOBER 30, 1999
                                                        ----------------  ----------------    ----------------     ----------------
Net sales                                                  $ 47,214,024       $ 47,696,061       $ 135,466,342       $ 133,049,539
Cost of goods sold                                           29,286,263         27,872,043          81,731,874          78,818,589
                                                           ------------       ------------       -------------       -------------
Gross profit                                                 17,927,761         19,824,018          53,734,468          54,230,950
                                                           ------------       ------------       -------------       -------------

Operating expenses:
  Selling, general and administrative                        18,786,411         17,424,136          56,705,603          50,351,590
  Depreciation and amortization                               1,736,262          1,198,481           4,272,163           3,512,908
                                                           ------------       ------------       -------------       -------------
      Total operating expenses                               20,522,673         18,622,617          60,977,766          53,864,498
                                                           ------------       ------------       -------------       -------------

Income (loss) from operations
  before other expense                                       (2,594,912)         1,201,401          (7,243,298)            366,452

Interest expense, net                                        (1,280,039)        (1,570,000)         (6,837,758)         (5,352,635)
Gain on sale of affiliate's common stock                             --          5,874,149           9,998,454           5,874,149
Equity in loss of partially owned affiliate                          --                 --          (1,388,245)                 --
Other income (expense)                                         (273,625)            67,717             105,771             282,295
                                                           ------------       ------------       -------------       -------------
Income (loss)  before income taxes                           (4,148,576)         5,573,267          (5,365,076)          1,170,261
Benefit for income taxes                                             --                 --                  --                  --
                                                           ------------       ------------       -------------       -------------
Net income (loss)                                          $ (4,148,576)      $  5,573,267       $  (5,365,076)      $   1,170,261
                                                           ------------       ------------       -------------       -------------

Net income (loss) per common share:
  Basic                                                    $      (0.42)      $       0.64       $       (0.58)      $        0.15
                                                           ------------       ------------       -------------       -------------
  Diluted                                                  $      (0.42)      $       0.47       $       (0.58)      $        0.12
                                                           ------------       ------------       -------------       -------------

Weighted average number of common shares outstanding:
  Basic                                                       9,859,685          8,655,830           9,185,369           7,961,550
  Diluted                                                     9,859,685         11,882,328           9,185,369           9,779,216



          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      THIRTY-NINE           THIRTY-NINE
                                                                      WEEKS ENDED           WEEKS ENDED
                                                                    OCTOBER 28, 2000     OCTOBER 30, 1999
                                                                    ----------------     ----------------
Cash flows from operating activities:
 Net income (loss)                                                    $ (5,365,076)      $  1,170,261
 Adjustments to reconcile net loss to net cash
      used in operating activities:
    Provision for doubtful accounts                                         46,682             45,000
    Depreciation and amortization                                        4,272,163          3,512,908
    Equity in loss of partially-owned affiliate                          1,388,245                 --
    Gain on sale of affiliate's common stock                            (9,998,454)        (5,874,149)
    Recovery of previously written off asset                            (1,006,333)                --
    Provision for impairment of assets and store closing                   119,328                 --
    Minority interest                                                           --           (154,860)
    Loss on extinguishment of debt                                              --            313,824
    Beneficial conversion feature of convertible
          notes payable                                                  2,636,763          1,365,384
    Changes in operating assets and liabilities:
         Trade receivables                                                (440,116)        (5,195,680)
         Advance to suppliers                                           (5,795,720)        (1,909,783)
         Inventories                                                      (842,777)       (16,455,688)
         Prepaid expenses and other current assets                      (1,348,985)          (910,287)
         Other assets                                                     (294,213)          (195,693)
         Accounts payable - non affiliates                               1,643,613          3,672,294
         Accounts payable - affiliates                                   9,034,940          7,756,554
         Accrued expenses and other liabilities                            (99,398)        (1,213,439)
         Income taxes payable                                             (150,391)          (116,829)
                                                                      ------------       ------------
         Net cash used in operating activities                          (6,199,729)       (14,190,183)
                                                                      ------------       ------------
Cash flows from investing activities:
         Additions to property and equipment                            (4,628,825)        (2,838,739)
         Investment in and advances to partially-owned affiliate        (3,242,722)                --
                                                                      ------------       ------------
         Net cash used in investing activities                          (7,871,547)        (2,838,739)
                                                                      ------------       ------------

  Cash flows from financing activities:
         Borrowings and repayments under bank line of credit             5,507,958          6,308,858
         Borrowings and repayments under subordinated and
           other note payable - affiliates                              (3,000,000)        (3,000,000)
         Principal payments under capital lease obligations               (277,972)          (330,847)
         Net advances to shareholder and officers                       (1,684,550)          (335,100)
         Issuance of convertible notes payable                           9,000,000          4,000,000
         Payment of redeemable common equity                                    --           (470,588)
         Proceeds from sale of affiliates common stock                   6,500,000                 --
         Proceeds from initial public offering of
            wholly-owned subsidiary                                             --         22,010,655
         Exercise of stock options                                         178,725            153,020
         Purchases of treasury stock                                    (2,100,084)                --
                                                                      ------------       ------------
         Net cash provided by financing activities                      14,124,077         28,335,998
                                                                      ------------       ------------
         Increase in cash and cash equivalents                              52,801         11,307,076
         Cash and cash equivalents, beginning of period                  1,995,610          1,745,603
                                                                      ------------       ------------
         Cash and cash equivalents, end of period                      $ 2,048,411       $ 13,052,679
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

    Our objective is to facilitate cross marketing and cross-promotional opportunities between our company, e-commerce investments and Perfumania. Our Internet strategy includes taking strategic positions in Internet related companies that have synergies with our businesses. Our strategy envisions and promotes opportunities for synergistic business relationships among companies with which we are affiliated.

    Through Perfumania we are a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances and related products. As of October 28, 2000 and October 30, 1999, we operated a chain of 266 and 280 retail stores, respectively, specializing in the sale of fragrances and related products at discounted prices up to 60% below the manufacturer's suggested retail prices. Perfumania's wholesale division distributes fragrances and related products to approximately 41 customers, including national and regional chains and other wholesale distributors throughout North America and overseas. Perfumania manages and owns the wholesale business and the retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc., Perfumania's wholly owned subsidiary. Effective May 2000, we acquired perfumania.com,inc., an Internet commerce site and online retailer of fragrances and related products (See Note 6).

    The consolidated financial statements include the accounts of ECOMV and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

    The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended January 29, 2000 filed with the SEC on May 15, 2000. Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

NOTE 2 - COMPREHENSIVE INCOME  (LOSS)

       We reported comprehensive income (loss) in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income (loss) for the periods presented was as follows:


                                       THIRTEEN               THIRTEEN             THIRTY-NINE            THIRTY-NINE
                                     WEEKS ENDED            WEEKS ENDED            WEEKS ENDED            WEEKS ENDED
                                   OCTOBER 28, 2000       OCTOBER 30, 1999       OCTOBER 28, 2000       OCTOBER 30, 1999
                                   ----------------       ----------------       ----------------       ----------------
Net income (loss)                    $ (4,148,576)            $5,573,267            $(5,365,076)            $1,170,261
Net unrealized gain (loss)
    on investments                     (9,413,339)                    --              1,011,557                     --
                                     ------------             ----------            -----------             ----------
Total comprehensive
    income (loss)                    $(13,561,915)            $5,573,267            $(4,353,519)            $1,170,261
                                     ------------             ----------            -----------             ----------

NOTE 3    -  BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

    Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income per share includes, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and other common stock equivalents. For the thirteen and thirty-nine week periods ended October 28, 2000, incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                   THIRTEEN             THIRTEEN          THIRTY-NINE            THIRTY-NINE
                                                  WEEKS ENDED          WEEKS ENDED        WEEKS ENDED            WEEKS ENDED
                                               OCTOBER 28, 2000     OCTOBER 30, 1999    OCTOBER 28, 2000       OCTOBER 30, 1999
                                               ----------------     ----------------    ----------------       ----------------
Weighted average number of common
   shares used in basic EPS                            9,859,685            8,655,830           9,185,369              7,961,550
Effects of dilutive securities:
  Stock Options                                               --            2,991,205                  --              1,582,373
  Convertible common stock                                    --              235,293                  --                235,293
                                               ------------------   ------------------  ------------------    -------------------
Weighted average number of shares and
  dilutive potential common stock used in
  diluted EPS                                          9,859,685           11,882,328           9,185,369              9,779,216
                                               ==================   ==================  ==================    ===================


NOTE 4    -  BANK LINE OF CREDIT

         On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC ("GMAC") that provides for borrowings of up to $40 million. The new credit facility replaced the LaSalle National Bank credit facility. Advances under the line of credit are based on a formula of eligible inventories and bears interest at GMAC's prime rate for the first six months of the term (9.5% as of October 28, 2000). After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula set forth in the credit agreement as defined by GMAC. Advances are secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two of our officers. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various financial covenants including net worth and fixed charges coverage, as defined by the credit agreement. As of October 28, 2000, Perfumania had outstanding borrowings under its credit facility of approximately $37.7 million, all of which is included in bank line of credit and current-portion of long-term debt on the accompanying consolidated balance sheet as of October 28, 2000.

          On November 8, 2000, we obtained a waiver from GMAC relating to non-compliance of the minimum fixed charge ratio for the period ended July 29, 2000. Perfumania was not in compliance with the leverage ratio and the minimum fixed charge ratio for the quarter ending October 28, 2000. We believe that GMAC will waive the instances of non-compliance but have not received a waiver as of December 12, 2000.

NOTE 5  - SEGMENT INFORMATION

     Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. The basis for determining Perfumania's operating segments is the manner in which financial information is used by Perfumania in its operations. Financial information for these segments is summarized in the following table:

                                             THIRTEEN WEEKS        THIRTEEN WEEKS         THIRTY-NINE             THIRTY-NINE
                                                 ENDED                  ENDED             WEEKS ENDED             WEEKS ENDED
                                            OCTOBER 28, 2000       OCTOBER 30, 1999     OCTOBER 28, 2000        OCTOBER 30, 1999
                                           ------------------     ------------------    ----------------        ----------------
Net sales to external customers
    Wholesale                                 $ 5,301,580            $11,149,562            $ 18,062,735            $ 33,364,517
    Retail                                     41,912,444             36,546,499             117,403,607              99,685,022
                                              -----------            -----------            ------------            ------------
       Total net sales to external
           customers                          $47,214,024            $47,696,061            $135,466,342            $133,049,539
                                              -----------            -----------            ------------            ------------

Intersegment sales
     Wholesale                                $        --            $ 6,790,340            $     66,247            $ 14,322,584
                                              -----------            -----------            ------------            ------------
       Total intersegment sales               $        --            $ 6,790,340            $     66,247            $ 14,322,584
                                              -----------            -----------            ------------            ------------

Gross profit
     Wholesale                                $   772,015            $ 2,314,726            $  3,550,153            $  6,982,131
     Retail                                    17,155,746             17,509,292              50,184,315              47,248,819
                                              -----------            -----------            ------------            ------------
       Total gross profit                     $17,927,761            $19,824,018            $ 53,734,468            $ 54,230,950
                                              -----------            -----------            ------------            ------------

Depreciation and amortization
     Retail                                   $ 1,736,262            $ 1,198,481            $  4,272,163            $  3,512,908
                                              -----------            -----------            ------------            ------------
       Total depreciation and
         amortization                         $ 1,736,262            $ 1,198,481            $  4,272,163            $  3,512,908
                                              -----------            -----------            ------------            ------------

Capital expenditures
      Retail                                  $ 2,377,070            $ 1,025,800            $  4,628,825            $  2,838,739
                                              -----------            -----------            ------------            ------------
        Total capital expenditures            $ 2,377,070            $ 1,025,800            $  4,628,825            $  2,838,739
                                              -----------            -----------            ------------            ------------


                                                        OCTOBER 28,      OCTOBER 30,
                                                           2000             1999
                                                       ------------     -------------
               Inventory
                  Wholesale                            $  1,310,036     $  8,464,675
                   Retail                                71,610,288       61,871,145
                                                       ------------     ------------
                                                       $ 72,920,324     $ 70,335,820
                                                       ------------     ------------
               Number of Stores                                 266              280


An unaffiliated customer of the wholesale segment accounted for approximately 4% and 7% of the consolidated net sales for the thirteen weeks ended October 28, 2000 and October 30, 1999, respectively, and 43% and 59% of the consolidated net trade accounts receivable balance at October 28, 2000 and January 29, 2000, respectively.

In the thirty-nine week period ending October 28, 2000 and October 30, 1999, the wholesale segment included foreign sales of approximately $0.4 million and $2.0 million, respectively.

NOTE 6 - INVESTMENT IN AFFILIATES

    During September 1999, perfumania.com, inc., the Company's then wholly owned subsidiary, completed an initial public offering (the "Offering") of its common stock representing approximately 47% of the common stock outstanding following the Offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company. The Company recorded a gain on its sale of the 1,000,000 shares of perfumania.com, inc. common stock in the Offering totaling approximately $5.9 million for the thirteen weeks ended October 30, 1999. The gain was recorded net of issuance costs of approximately $1.1 million which included the Company's portion of the fair value of common stock warrants issued by perfumania.com, inc. (approximately $0.4 million) and is included in gain on sale of affiliate's common stock in the accompanying statement of operations.

    During December 1999, we signed an Option Agreement (the "Agreement") with an investment firm granting the investment firm two options to acquire up to 2,500,000 shares of perfumania.com, inc. from the Company for consideration in the amount of $12,500. The first option provided that the investment firm could purchase 2,000,000 shares for $6.00 per share on or prior to January 15, 2000 and provided that this option was exercised, a second option to purchase 500,000 shares for $8.00 on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Agreement. The investment firm exercised the first option for the 2,000,000 shares on January 11, 2000 and the Company realized proceeds of $12,000,000. The Agreement provided that when the first option was exercised, nominees of the investment firm would be appointed to constitute the majority of the members of the Board of Directors of perfumania.com, inc. subject to satisfaction of applicable SEC regulations. Subject to the exercise of the first option, the Agreement limited the amount of shares of perfumania.com, inc. that could be sold by the Company, as well as the timing of these sales.

    On February 10, 2000, Envision Development Corporation ("EDC") entered into a plan of merger with perfumania.com, inc. The plan of merger provided for among other things, the merger of EDC with perfumania.com, inc. As a result, perfumania.com, inc. became a direct wholly owned subsidiary of EDC and each share of common stock, par value $0.01 per share, of perfumania.com, inc. issued and outstanding before the plan of merger was converted into and exchanged for one share of common stock, par value $0.01 per share, of EDC.

    In May 2000, we acquired 100% of the outstanding common stock of perfumania.com, inc., a wholly owned subsidiary of EDC, in exchange for 400,000 shares of EDC common stock. The acquisition of perfumania.com, inc. has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Tangible assets acquired consisted primarily of merchandise inventories. Based on an independent appraisal, the transaction was valued at approximately $4.7 million. As a result, we recognized a gain of approximately $4.5 million, which is included in the accompanying statement of operations for the thirty-nine week period ended October 28, 2000 as gain on sale of affiliate's common stock. The excess of the purchase price over the fair value of tangible net assets acquired of approximately $2.9 million is included in goodwill in the accompanying consolidated balance sheets and is being amortized over 5 years. The results of operations for perfumania.com, inc. are included with our results from the date of acquisition. Prior to May 2000, our ownership in EDC was accounted for under the equity method of accounting.

    Additionally, in May 2000 we sold 100,000 shares of EDC common stock for $2.5 million to a majority shareholder of EDC, and in a related transaction, the second option of the Agreement was exercised and an investment firm acquired from us 500,000 shares of EDC common stock at $8.00 per share. As a result of these transactions, we received total cash proceeds of $6.5 million and realized a gain of approximately $5.5 million. As of October 28, 2000 we owned 1,000,000 shares of EDC, representing approximately an 8.0% interest in the outstanding shares of common stock of EDC.

    On June 13, 2000, we purchased 250,000 shares of Take To Auction.Com, Inc., ("Take To Auction") for $2,000,000. As of October 28, 2000, we own approximately 5.8% of the outstanding shares of common stock of Take To Auction. Ilia Lekach, our Chairman and Chief Executive Officer and Horacio Groisman, M.D. one of our Directors, are also the Chairman and Vice Chairman, respectively, of Take To Auction (See Note 9).

     During the thirty-nine week period ending October 28, 2000, we purchased approximately 343,000 shares of common stock, representing approximately 7.0% of the outstanding shares of common stock of The Sportsman's Guide, Inc., ("SGI"), a marketer of value priced outdoor gear and general merchandise for cash totaling approximately $1.6 million. During the thirty-nine weeks ended October 28, 2000, we sold approximately 302,000 shares of SGI and realized a loss on the sale of these securities of approximately $1.0 million, which is included in other expense on the accompanying consolidated statements of operations.

    All investments are accounted for as available-for-sale securities and are carried at fair value based on quoted market prices pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in comprehensive income and is included in shareholders' equity of the accompanying consolidated balance sheet as of October 28, 2000 (See Note 2).

NOTE 7 - CONVERTIBLE NOTES PAYABLE

    On March 9, 2000, we entered into a Securities Purchase Agreement and issued an aggregate of $4 million worth of Series C Convertible Notes, which are convertible into our common stock. The notes bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $9.58 per share, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

    On March 27, 2000, we entered into a Securities Purchase Agreement and issued an aggregate of $5 million worth of Series D Convertible Notes, which are convertible into our common stock. The notes bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $7.76 per share, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

    The SEC has indicated that when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, e.g. a "beneficial conversion feature", which should be recognized as a return to the debt holders. Based on the market price of our common stock at the date of issuance, our Series C and Series D Notes had a beneficial conversion feature of approximately $1.2 million and $1.4 million, respectively, at such point in time which represented a non-cash charge and was recorded as interest expense for the thirteen week period ended April 29, 2000 and the thirty-nine week period ended October 28, 2000.

NOTE 8 - RELATED PARTY TRANSACTIONS

     Notes receivable from a shareholder and officer were approximately $4.0 million as of October 28, 2000. The notes are secured by certain stock options held by the shareholder and officer, mature December 31, 2001 and bear interest at the rate charged by the Company's major lender. Principal and interest are payable in full at maturity.

     On June 1, 2000, Perfumania signed a $5,000,000 subordinated note agreement with Parlux Fragrances, Inc., whose Chairman of the Board of Directors and Chief Executive Officer Ilia Lekach, is the Company's Chairman of the Board and Chief Executive Officer. The note includes the refinancing of a $2,000,000 balance due to Parlux remaining under a previous $8,000,000 subordinated secured note dated October 4, 1999, and a reduction of $3,000,000 in trade payables due to Parlux. The note is due on December 29, 2000 with various periodic principal payments, bears interest at prime plus 1% and is subordinate to all bank related indebtedness. The outstanding amount of the indebtedness of $3.0 million as of October 28, 2000 is included in the accompanying consolidated balance sheet as subordinated and other note payable- affiliates.

     On October 12, 2000, we borrowed $500,000 from Take To Auction. The loan is unsecured, matures on December 31, 2000 and bears interest at the rate charged by the Company's major lender. Principal and interest are payable in full at maturity. The amount of the loan is included in the accompanying consolidated balance sheet as subordinated and other note payable - affiliates.

NOTE 9 - CONVERTIBLE NOTES RECEIVABLE

    In December 1999, we loaned $1 million to Take To Auction pursuant to the terms of a convertible promissory note. The principal balance of the note was payable on December 20, 2001, and interest, which accrued at a rate of six percent per annum was payable semi-annually on the 21st day of each June and December commencing June 21, 2000. We had the right to convert, for a period of

14 days after Take To Auction's initial public offering, all of the principal amount of the note into shares of Take to Auction's common stock at a conversion price per share equal to the initial public offering price. Take To Auction commenced its initial public offering on June 13, 2000 and we converted the $1.0 million note into 138,889 shares of Take To Auction's common stock.

    In March 2000, we loaned Take To Auction an additional $1.0 million pursuant to the terms of a convertible promissory note. The terms of the note were the same as the December 1999 note described above, except that the principal balance was payable on March 8, 2002 and interest was payable semi-annually on the 9th day of each September and March, commencing September 9, 2000. The note was repaid in full in June 2000. Take To Auction also granted us warrants to purchase 200,000 shares of its common stock at its initial public offering price. The warrants are exercisable in whole or in part until June 13, 2001.

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

NOTE 10 - ACQUISITION

     In August 2000, Perfumania purchased six fragrance retail locations for approximately $2.2 million. The purchase price consisted of an offset of advances previously paid to the seller to source merchandise for Perfumania. The acquisition was accounted for as an asset purchase and accordingly, the results of operations are included in our consolidated statement of operations from the date of acquisition. The cost of the acquisition has been allocated to the assets acquired and liabilities assumed based on their fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 million has been recorded as goodwill and other intangible assets and will be amortized over 5 years.

NOTE 11 - CONTINGENCIES

     The Company is party to an irrevocable standby letter of credit totaling approximately $1.2 million as of October 28, 2000 which serves as security for performance of an equipment lease with a vendor for point-of-sale registers. Management believes that the carrying value approximates fair value and does not expect any material losses from its resolution since performance is not likely to be required.

     We are involved in various legal proceedings in the ordinary course of business. Management believes that the ultimate resolution of these matters should not cause serious harm to our financial position or results of operations.

NOTE 12 - NON CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:


                                                                     FOR THE THIRTY-NINE WEEKS ENDED
                                                              ----------------------------------------------
                                                                 OCTOBER 28, 2000         OCTOBER 30, 1999
                                                              -----------------------    -------------------
Conversion of debt and accrued interest
  payable in exchange for common stock                                 $3,704,470                     --

Increase in subordinated notes payable                                 $3,000,000                     --

Net unrealized gain on marketable securities                           $1,011,557                     --

Capital expenditures                                                   $3,878,727                     --

Cash paid during the period for:

   Interest                                                            $4,748,019             $3,945,113



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

    Some of the statements in this quarterly report, including those that contain the words "anticipate", "believe", "plan", "estimate", "expect", "should", "intend" and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of ECOMV or its industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements.

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

    o   the need for additional funding;

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

PERFUMANIA MAY NOT BE ABLE TO OBTAIN THE FUNDS NEEDED UNDER ITS LINE OF CREDIT TO OPERATE ITS BUSINESS.

         Perfumania was not in compliance with the leverage ratio and the minimum fixed charge ratio for the quarter ending October 28, 2000. We believe that our lender, GMAC will waive the instances of non-compliance, however there can be no assurance of this. Should we be unable to obtain the necessary waivers, our financial condition could be adversely impacted, and we could be required to repay outstanding amounts and seek alternative sources of financing. Any failure to obtain such additional financing in an amount sufficient to support Perfumania's current and planned levels of operations could materially and adversely affect our business and operating results.

WE MAY HAVE PROBLEMS RAISING THE MONEY NEEDED IN THE FUTURE.

    Our growth strategy includes increasing our average retail sales per store, and cross marketing and acquisition of Internet related businesses. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms if at all. In order to obtain additional financing, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions which may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED OCTOBER 28, 2000 WITH THE THIRTEEN WEEKS ENDED OCTOBER 30, 1999.

     Net sales decreased from $47.7 million in the thirteen weeks ended October 30, 1999, to $47.2 million in the thirteen weeks ended October 28, 2000. Wholesale sales decreased 52.5% (from $11.1 million to $5.3 million) and retail sales increased by 14.7% (from $36.5 million to $41.9 million). The decrease in wholesale sales was due to an overall slowdown in the wholesale fragrance market, which is expected to continue into the fourth quarter of fiscal year 2000. The increase in retail sales was principally due to the increase in comparable retail store sales. Comparable store sales during the current period increased 14% when compared to last year.

     Gross profit decreased 9.6% from $19.8 million in the thirteen weeks ended October 30, 1999 (41.6% of net sales) to $17.9 million in the thirteen weeks ended October 28, 2000 (38.0% of net sales) due to a decrease in gross profit for both the retail and wholesale divisions.

     Gross profit for the wholesale division decreased from $2.3 million in the thirteen weeks ended October 30, 1999 to $0.8 million in the thirteen weeks ended October 28, 2000 as a result of lower wholesale sales. As a percentage of net sales, gross profit for the wholesale division decreased from 20.8% in the thirteen weeks ended October 30, 1999 to 14.6% in the thirteen weeks ended October 28, 2000.

     Gross profit for the retail division decreased to $17.2 million in the thirteen weeks ended October 28, 2000 from $17.5 million in the thirteen weeks ended October 30, 1999 as a result of lower margins. As a percentage of net sales, gross profit for the retail division decreased from 47.9% in the thirteen weeks ended October 30, 1999 to 40.9% in the thirteen weeks ended October 28, 2000 primarily as a result of 1) a wider merchandise assortment and product mix which has contributed to an increase in net sales and average ticket sales, but at lower margins, and 2) clearance promotions which resulted in a greater percentage of merchandise sold at discounted prices compared to the prior year.

     Selling, general and administrative expenses increased by 7.8% from $17.4 million in the thirteen weeks ended October 30, 1999 to $18.8 million in the thirteen weeks ended October 28, 2000. The increase was a result of higher store payroll associated with higher average hourly wage rates and increased incentive compensation due to higher retail sales as well as higher corporate overhead and administrative expenses. As a percentage of net sales selling, general and administrative expenses increased from 36.5% for the thirteen weeks ended October 30, 1999 to 39.8% in the thirteen weeks ended October 28, 2000. Depreciation and amortization increased 44.9% from $1.2 million in the thirteen weeks ended October 30, 1999 to $1.8 million in the thirteen weeks ended October 28, 2000 due primarily to increases in capital spending for systems enhancements over the past year.

      Interest expense, net, decreased by 18.5% from $1.6 million for the thirteen weeks ended October 30, 1999 to $1.3 million for the thirteen weeks ended October 28, 2000. The decrease is primarily due to the issuance of a $2.5 million short-term note payable to a vendor in July 1999 which was paid in December 1999.

     As a result of the foregoing, we had a net loss of $4.1 million, or $0.42 per diluted share, in the thirteen weeks ended October 28, 2000 compared to net income of $5.6 million or $0.47 per diluted share, in the thirteen weeks ended October 30, 1999.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000 WITH THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 1999.

     Net sales increased 1.8% from $133.0 million in the thirty-nine weeks ended October 30, 1999 to $135.5 million in the thirty-nine weeks ended October 28, 2000. The increase in net sales was due primarily to a 17.8% increase in retail sales (from $99.7 million to $117.4 million), offset by a 46.0% decrease in wholesale sales (from $33.4 million to $18.1 million).

    The decrease in wholesale sales was due to an overall slowdown in the wholesale fragrance market, which is expected to continue into the fourth quarter of fiscal year 2000. The increase in retail sales was principally due to the increase in comparable retail store sales. Comparable store sales during the thirty-nine weeks ended October 28, 2000 increased 19% compared to last year.

     Gross profit decreased 0.9% from $54.2 million in the thirty-nine weeks ended October 30, 1999 (40.8% of net sales) to $53.7 million in the thirty-nine weeks ended October 28, 2000 (39.7% of net sales) as a result of increases in retail sales which was offset by decreases in wholesale sales.

     Gross profit for the wholesale division decreased 49.2% from $7.0 million in the thirty-nine weeks ended October 30, 1999 to $3.6 million in the thirty-nine weeks ended October 28, 2000. As a percentage of net sales, gross profit for the wholesale division decreased from 21.0% in the thirty-nine weeks ended October 30, 1999 to 19.7% in the thirty-nine weeks ended October 28, 2000.

     Gross profit for the retail division increased 6.2% from $47.2 million in the thirty-nine weeks ended October 30, 1999 to $50.2 million in the thirty-nine weeks ended October 28, 2000. As a percentage of net sales, the retail division's gross margin decreased from 47.4% in the thirty-nine weeks ended October 30, 1999 to 42.7% in the thirty-nine weeks ended October 28, 2000 as a result of 1) a wider merchandise assortment and product mix which has contributed to an increase in net sales and the average sales ticket, but at lower margins, and 2) a July clearance promotion which resulted in a greater percentage of merchandise sold at discounted prices compared to the prior year.

      Selling, general and administrative expenses increased by 12.6% from $50.4 million in the thirty-nine weeks ended October 30, 1999 to $56.7 million in the thirty-nine weeks ended October 28, 2000. The increase was attributable to 1) higher store payroll associated with higher average hourly wage rates, 2) increased incentive compensation due to higher retail sales and 3) higher corporate overhead and administrative expenses due partially to changes in certain managerial and executive positions. We also incurred payroll and other administrative costs associated with our reorganization into a holding company. In addition, approximately $0.8 million of severance and consulting costs were accrued for various senior management whose employment with the Company was terminated during the second quarter of fiscal year 2000 and $0.7 million of accrued expenses were reversed for the Luria's litigation in July 1999 due to a settlement amount which was less than the expense previously accrued. As a percentage of net sales selling, general and administrative expenses increased from 37.8% for the thirty-nine weeks ended October 30, 1999 to 41.9% in the thirty-nine weeks ended October 28, 2000. Depreciation and amortization increased $0.8 million, or 21.6%, in the thirty-nine weeks ended October 28, 2000 compared to the thirty-nine weeks ended October 30, 1999 due primarily to increases in capital spending for systems enhancements over the past year.

     Interest expense, net, increased 27.7% from $5.4 million for the thirty-nine weeks ended October 30, 1999 to $6.8 million for the thirty-nine weeks ended October 28, 2000. The increase is principally due to 1) the non-cash beneficial conversion cost of approximately $2.6 million associated with the issuance of the convertible notes in March 2000 (see note 7), compared with a similar non-cash beneficial conversion cost of $1.1 million in fiscal 1999, 2) the issuance of $9.0 million of convertible notes during the first quarter and
3) a higher outstanding balance on our bank line of credit.

     Equity in loss of partially-owned affiliate of $1.4 million represents our share of EDC's net loss for the period we owned in excess of 20% of EDC's outstanding shares (February through April 2000 - see Note 6).

     Gain on sale of affiliate's common stock of $10.0 million arose from the sale of shares of EDC in fiscal 2000 (see Note 6) compared to $5.9 in fiscal 1999 which was a result of the sale of common stock during the initial public offering of the Company's wholly-owned subsidiary, perfumania.com, inc.

     During the thirty-nine weeks ended October 28, 2000 we had a net loss of $5.4 million or $(0.58) per diluted share, compared to net income of $1.2 million or $0.12 per diluted share during the thirty-nine weeks ended October 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund working capital needs and to renovate existing stores. For the first thirty-nine weeks of fiscal 2000, these capital requirements generally were satisfied through borrowings under our credit facility, cash flows from operations and issuance of convertible notes.

         At October 28, 2000, we had working capital of approximately $2.1 million compared to working capital of approximately $8.7 million at January 29, 2000. The decrease was primarily due to an increase in advances to suppliers and inventory and increases in our bank line of credit and accounts payable, primarily due to the seasonality of Perfumania's retail business.

         Net cash used in operating activities during the current period was approximately $6.2 million compared with approximately $14.2 million for the same period in the prior year. The decrease in cash used in operating activities was principally a result of the loss for the period and the net change in our trade receivables, advances to suppliers, inventories and accounts payable.

         Net cash used in investing activities was approximately $7.9 million, compared with approximately $2.8 million for the same period in the prior year. Investing activities represent purchases of furniture, fixtures and equipment for store openings and the renovation of existing stores, information system advancements, as well as acquisitions and investments in other companies. Investments in and advances to partially owned affiliates increased by approximately $3.2 million primarily as a result of a $1.4 million investment made in The Sportsman's Guide, Inc. and a $2.0 million investment in Take To Auction. Acquisitions increased by $1.9 million as a result of our acquisition of perfumania.com, inc. and 6 retail locations during the year (see Notes 6, 9 and 10).

         Net cash provided by financing activities during the current period was approximately $14.1 million compared with approximately $28.3 million for the same period in the prior year. The decrease was primarily the result of the initial public offering of the Company's wholly-owned subsidiary, perfumania.com, inc. in 1999.

         On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC ("GMAC") that provides for borrowings of up to $40 million. The new credit facility replaces the LaSalle National Bank credit facility. Advances under the line of credit are based on a formula of eligible inventories and bears interest at the lender's prime rate for the first six months of the term (9.5% as of October 28, 2000). After the first six months, the interest rate will be adjusted on a quarterly basis and will vary based on a formula set forth in the credit agreement. Advances are secured by a first lien on all assets of Perfumania and the assignment of life insurance policies on two of our officers. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various financial covenants including net worth and fixed charges coverage, as defined by GMAC. As of October 28, 2000, Perfumania had outstanding borrowings under its credit facility of approximately $37.7 million, all of which is included in bank line of credit and current portion of notes payable on the accompanying consolidated balance sheet.

         On November 8, 2000, we obtained a waiver from GMAC relating to non-compliance of the minimum fixed charge ratio for the period ended July 29, 2000. Perfumania was not in compliance with the leverage ratio and the minimum fixed charge ratio for the quarter ending October 28, 2000. We believe that GMAC will waive the instances of non-compliance but have not received a waiver as of December 12, 2000. Should we be unable to obtain the waiver, we may be required to repay outstanding amounts and obtain alternative sources of financing. Although we believe that we would be able to obtain a comparable line of credit with another lender, in the interim period, we could also be required to take other actions to reduce our reliance on working capital financing and generate additional working capital, which could include delaying the renovation of retail stores, reducing inventory purchases and/or reducing our wholesale and retail selling prices to generate more cash. Any such actions, or our failure to obtain additional financing in an amount sufficient to support our current and planned levels of operations, could adversely affect our business and operating results.

              On October 12, 2000, we borrowed $500,000 from Take To Auction. The loan is unsecured, matures on December 31, 2000 and bears interest at the rate charged by the Company's major lender. Principal and interest are payable in full at maturity. The amount of the loan, including accrued interest, is included in the accompanying consolidated balance sheet as subordinated and other note payable - affiliates.

         Management believes that Perfumania's borrowing capacity under the bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs and capital expenditures, including remodeling of existing stores and debt service for at least the next twelve months.

         During the thirty-nine weeks ended October 28, 2000, Perfumania opened 8 stores and closed 18 underperforming stores. At October 28, 2000, Perfumania operated 266 stores. Perfumania intends to continue focusing on improving the profitability of its existing stores and plans to open one store and close approximately 9 stores in the fourth quarter of fiscal 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         During the quarter ended October 28, 2000, there have been no material changes in the information about our market risks as of January 29, 2000 as set forth in Item 7A of the 1999 Form 10-K/A.

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

                  None.

                              E COM VENTURES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      E COM VENTURES, INC.
                                              ---------------------------------
                                                          (Registrant)


Date: December 12, 2000                 By:  /s/ ILIA LEKACH
                                             ----------------------------------
                                             Ilia Lekach
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

                                        By:  /s/ A. MARK YOUNG
                                             -----------------------------
                                             A. Mark Young
                                             Chief Financial Officer
                                             (Principal Financial and
                                             Accounting Officer)