Form 10-Q/A
period 2000-07-29
E COM VENTURES INC
filed 2000-12-18
CIK 880460

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

                                TABLE OF CONTENTS

                              E COM VENTURES, INC.

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS...............................................3
                    Consolidated Balance Sheets...............................3
                    Consolidated Statements of Operations.....................4
                    Consolidated Statements of Cash Flow......................5
                    Notes to Consolidated Financial Statements................6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
           FINANCIAL CONDITION AND RESULTS OF OPERATION......................12

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISKS......................................................18

                                     PART II
                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS.................................................18

ITEM 2     CHANGES IN SECURITIES AND USE OF PROCEEDS.........................18

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K..................................18

SIGNATURES...................................................................19

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                              E COM VENTURES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     July 29, 2000     January 29, 2000
                                                                     -------------     ----------------
                                                                      (unaudited)
                             ASSETS
Current assets:
   Cash and cash equivalents ...................................     $   2,397,650      $   1,995,610
   Trade receivables, less allowance for doubtful  accounts of
      $39,802 and $60,000 as of July 29, 2000 and January 29,
      2000, respectively .......................................         2,850,910          1,150,035
   Advances to suppliers .......................................         9,996,565          4,826,179
   Inventories, net of reserve of $1,842,897 and $2,369,953 as
      of July 29, 2000 and January 29, 2000, respectively ......        68,274,916         68,727,528
   Note and interest receivable, related party .................                --            779,594
   Prepaid expenses and other current assets ...................         2,305,925            951,544
                                                                     -------------      -------------
       Total current assets ....................................        85,825,966         78,430,490
Property and equipment, net ....................................        22,856,276         22,671,385
Investments in and advances to partially-owned equity
    affiliates .................................................        15,152,946          2,845,972
Goodwill and other intangible assets ...........................         2,762,823                 --
Other assets ...................................................         2,190,641          1,708,551
                                                                     -------------      -------------
       Total assets ............................................     $ 128,788,652      $ 105,656,398
                                                                     =============      =============
                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Bank line of credit and current portion of notes payable ....     $  40,389,028      $  32,741,575
   Accounts payable - non affiliates ...........................        12,905,118         15,666,781
   Accounts payable - affiliates ...............................        10,142,054          9,350,315
   Accrued expenses and other liabilities ......................         7,675,830          7,870,634
   Income taxes payable ........................................           223,098            223,098
   Subordinated note payable - affiliate .......................         4,500,000          3,500,000
   Current portion of obligations under capital leases .........           301,239            391,220
                                                                     -------------      -------------
       Total current liabilities ...............................        76,136,367         69,743,623
Long term debt, less current portion ...........................           923,082            888,765
Long-term portion of obligations under capital leases ..........           469,187            634,571
Convertible notes payable ......................................         9,881,214          3,700,000
                                                                     -------------      -------------
       Total liabilities .......................................        87,409,850         74,966,959
                                                                     -------------      -------------
Commitments and contingencies ..................................                --                 --
Stockholders' equity:
   Preferred stock, $.01 par value, 1,000,000 shares authorized,
     none issued ...............................................                --                 --
   Common stock, $.01 par value, 25,000,000 shares authorized,
     10,761,305 and 9,282,386 shares issued, respectively ......           107,613             92,825
Additional paid-in capital .....................................        71,056,963         65,440,135
Treasury stock, at cost, 1,442,228 and 815,646 shares as of
   July 29, 2000 and January 29, 2000, respectively ............        (5,424,184)        (3,419,957)
Accumulated deficit ............................................       (31,252,827)       (29,890,915)
Net unrealized gain on investments .............................        10,424,896                 --
Notes and interest receivable from shareholder and officers ....        (3,533,659)        (1,532,649)
                                                                     -------------      -------------
       Total stockholders' equity ..............................        41,378,802         30,689,439
                                                                     -------------      -------------
       Total liabilities and stockholders' equity ..............     $ 128,788,652      $ 105,656,398
                                                                     =============      =============

          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Thirteen         Thirteen         Twenty-six       Twenty-six
                                                 Weeks Ended      Weeks Ended       Weeks Ended      Weeks Ended
                                                July 29, 2000    July 31, 1999     July 29, 2000    July 31, 1999
                                                -------------    -------------     -------------    -------------
Net sales                                       $ 48,637,574      $ 45,952,514      $ 88,252,318      $ 85,353,478
Cost of goods sold                                29,253,558        26,798,751        52,445,611        50,946,546
                                                ------------      ------------      ------------      ------------

Gross profit                                      19,384,016        19,153,763        35,806,707        34,406,932
                                                ------------      ------------      ------------      ------------

Operating expenses:
  Selling, general and administrative             20,286,491        16,296,549        37,919,192        32,927,454
  Depreciation and amortization                    1,464,509         1,149,275         2,681,313         2,314,427
                                                ------------      ------------      ------------      ------------
      Total operating expenses                    21,751,000        17,445,824        40,600,505        35,241,881
                                                ------------      ------------      ------------      ------------


Income (loss) from operations
  before other income (expense)                   (2,366,984)        1,707,939        (4,793,798)         (834,949)
Interest expense, net                             (1,555,620)       (2,255,240)       (5,557,719)       (3,782,635)
Equity in loss of partially-owned affiliate         (148,782)               --        (1,388,248)               --
Gain on sale of affiliate common stock             9,998,454                --         9,998,454                --
Other income (expense)                              (666,041)          236,161           379,399           214,578
                                                ------------      ------------      ------------      ------------
Income (loss) before income taxes                  5,261,027          (311,140)       (1,361,912)       (4,403,006)
Benefit for income taxes                                  --                --                --                --
                                                ------------      ------------      ------------      ------------
Net income (loss)                               $  5,261,027      $   (311,140)     $ (1,361,912)     $ (4,403,006)
                                                ------------      ------------      ------------      ------------

Net income (loss) per common share:
Basic                                           $       0.57      $      (0.04)     $      (0.15)     $      (0.58)
                                                ------------      ------------      ------------      ------------
Diluted                                         $       0.41      $      (0.04)     $      (0.15)     $      (0.58)
                                                ------------      ------------      ------------      ------------
Weighted average number of common
  shares outstanding:
  Basic                                            9,222,481         7,629,043         8,848,212         7,614,410
  Diluted                                         12,850,252         7,629,043         8,848,212         7,614,410


          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                Twenty-six        Twenty-six
                                                               Weeks Ended       Weeks Ended
                                                              July 29, 2000     July 31, 1999
                                                              -------------    --------------
Cash flows from operating activities:
 Net loss                                                     $ (1,361,912)     $ (4,403,006)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Provision for doubtful accounts                                 36,682            30,000
    Recovery of previously written off asset                    (1,006,333)               --
    Gain on sale of affiliate stock                             (9,998,454)               --
    Provision for impairment of assets and store closing           118,572                --
    Depreciation and amortization                                2,681,313         2,314,427
    Equity in loss of partially-owned affiliate                  1,388,248                --
    Beneficial conversion feature of convertible
          notes payable                                          2,636,764         1,365,384
    Change in operating assets and liabilities:
         Trade receivables                                      (1,657,212)       (1,987,835)
         Advance to suppliers                                   (5,170,386)         (251,031)
         Inventories                                             2,301,043        (9,094,210)
         Prepaid and other current assets                       (1,354,381)         (579,269)
         Other assets                                             (482,093)         (275,080)
         Accounts payable                                        1,030,076         8,036,813
         Other current liabilities                                (170,290)       (1,023,383)
         Income taxes payable                                           --          (116,835)
                                                              ------------      ------------
         Net cash used in operating activities                 (11,008,363)       (5,984,025)
                                                              ------------      ------------

Cash flows from investing activities:
         Additions to property and equipment                    (2,531,755)       (1,812,939)
         Investments in and advances to partially-owned
             Affiliates                                         (3,302,411)               --
                                                              ------------      ------------
         Net cash used in investing activities                  (5,834,166)       (1,812,939)
                                                              ------------      ------------

Cash flows from financing activities:
      Borrowings and repayments under bank line of credit        7,074,025         3,532,679
      Repayment under subordinated notes payable                (2,000,000)               --
      Principal payments under capital lease obligations          (255,365)         (267,541)
      Net advances to shareholder and officers                  (1,221,416)          (21,720)
      Issuance of convertible notes payable                      9,000,000         4,000,000
      Proceeds from sale of affiliate common stock               6,500,000                --
      Exercise of stock options                                    151,552           152,825
      Purchase of treasury stock                                (2,004,227)               --
                                                              ------------      ------------
         Net cash provided by financing activities              17,244,569         7,396,243
                                                              ------------      ------------
         Increase (decrease) in cash and cash equivalents          402,040          (400,721)
    Cash and cash equivalents at beginning of period             1,995,610         1,745,603
                                                              ------------      ------------
    Cash and cash equivalents at end of period                $  2,397,650      $  1,344,882
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

    The accompanying unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated financial statements. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2000, as amended, filed with the SEC on May 15, 2000. Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

NOTE 2 - COMPREHENSIVE INCOME

    We reported comprehensive income in accordance with Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income for the periods presented was as follows:

                            Thirteen         Thirteen           Twenty-six       Twenty-six
                           Weeks Ended      Weeks Ended        Weeks Ended      Weeks Ended
                          July 29, 2000    July 31, 1999      July 29, 2000    July 31, 1999
                          -------------    -------------      -------------    -------------
Net income (loss)          $  5,261,027     $   (311,140)     $ (1,361,912)     $ (4,403,006)
Net unrealized gain on
    investments              10,246,461               --        10,424,896                --
                           ------------     ------------      ------------      ------------
Total comprehensive
    income (loss)          $ 15,507,488     $   (311,140)     $  9,062,984      $ (4,403,006)
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

     The following data shows the amounts used in computing earnings per share and the effect on income and the weighted average number of shares of dilutive potential common stock:

                                                    Thirteen         Thirteen
                                                   Weeks Ended     Weeks Ended
                                                  July 29, 2000   July 31, 1999
                                                  -------------   -------------
Weighted average number of common shares
    used in basic EPS                               9,222,481        7,629,043
Effects of dilutive securities:
  Stock options                                       983,159               --
  Convertible common stock                          2,644,612               --
                                                   ----------       ----------
Weighted number of shares and dilutive
   potential common stock used in dilutive EPS     12,850,252        7,629,043
                                                   ==========       ==========

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

     Perfumania was not in compliance with one financial covenant relating to minimum fixed charged coverage as of July 29, 2000. Management believes that GMAC will waive the instance of non-compliance, and will amend the fixed charge coverage ratio covenant to be less restrictive.

NOTE 5 - SEGMENT INFORMATION

     Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. The basis for determining Perfumania's operating segments is the manner in which financial information is used by Perfumania in its operations. Financial information for these segments is summarized in the following table.

                                      Thirteen Weeks     Thirteen Weeks    Twenty-six        Twenty-six
                                          Ended              Ended         Weeks Ended       Weeks Ended
                                      July 29, 2000      July 31, 1999    July 29, 2000     July 31, 1999
                                      -------------      -------------    -------------     -------------
Net sales to external customers
    Wholesale                          $ 6,446,393       $10,948,201       $12,761,155       $22,214,955
    Retail                              42,191,181        35,004,313        75,491,163        63,138,523
                                       -----------       -----------       -----------       -----------
       Total net sales to external
         customers                     $48,637,574       $45,952,514       $88,252,318       $85,353,478
                                       -----------       -----------       -----------       -----------

Intersegment sales
     Wholesale                         $        --       $ 4,771,477       $    66,247       $ 7,532,244
                                       -----------       -----------       -----------       -----------
       Total intersegment sales        $        --       $ 4,771,477       $    66,247       $ 7,532,244
                                       -----------       -----------       -----------       -----------

Gross profit
     Wholesale                         $ 1,384,226       $ 2,473,395       $ 2,778,138       $ 4,667,405
     Retail                             17,999,790        16,680,368        33,028,569        29,739,527
                                       -----------       -----------       -----------       -----------
       Total gross profit              $19,384,016       $19,153,763       $35,806,707       $34,406,932
                                       -----------       -----------       -----------       -----------

Depreciation and amortization
     Retail                            $ 1,464,509       $ 1,149,275       $ 2,681,313       $ 2,314,427
                                       -----------       -----------       -----------       -----------
       Total depreciation and
         amortization                  $ 1,464,509       $ 1,149,275       $ 2,681,313       $ 2,314,427
                                       -----------       -----------       -----------       -----------
Capital expenditures
      Retail                           $ 1,329,011       $   882,376       $ 2,531,755       $ 1,812,939
                                       -----------       -----------       -----------       -----------
        Total capital expenditures     $ 1,329,011       $   882,376       $ 2,531,755       $ 1,812,939
                                       -----------       -----------       -----------       -----------

                                       July 29,        July 31,
                                         2000            1999
                                     -----------     -----------
               Inventory
                  Wholesale          $ 1,300,939     $ 9,075,491
                  Retail              66,973,977      53,898,851
                                     -----------     -----------
                                     $68,274,916     $62,974,342
                                     -----------     -----------
               Number of Stores              262             281

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

     In May 2000, we acquired 100% of the outstanding common stock of perfumania.com, inc., a wholly owned subsidiary of EDC, in exchange for 400,000 shares of EDC common stock. The acquisition of perfumania.com, inc. has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Tangible assets acquired consisted primarily of merchandise inventories. Based on an independent appraisal, the transaction was valued at approximately $4.7 million. As a result, we recognized a gain of approximately $4.5 million, which is included in the accompanying statement of operations for the thirteen and twenty-six weeks ended July 29, 2000, respectively, as gain on sale of affiliate's common stock. The excess of the purchase price over the fair value of tangible net assets acquired of approximately $2.9 million is included in goodwill in the accompanying consolidated balance sheets and is being amortized over 5 years. The results of operations for perfumania.com, inc. are included with our results from the date of acquisition. Prior to May 2000, our ownership in EDC was accounted for under the equity method of accounting.

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

NOTE 12 - NON CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                 For the Twenty-six Weeks Ended
                                                -------------------------------
                                                July 29, 2000     July 31, 1999
                                                -------------     -------------
Conversion of debt and accrued interest
  Payable in exchange for common stock           $ 2,843,300              --

Increase in subordinated notes payable           $ 3,000,000              --

Net unrealized gain on marketable securities     $10,424,896              --

Cash paid during the period for:
   Interest                                      $ 3,022,210     $ 2,375,113

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

PERFUMANIA MAY NOT BE ABLE TO OBTAIN THE FUNDS NEEDED UNDER ITS LINE OF CREDIT TO OPERATE ITS BUSINESS.

     Perfumania was not in compliance with one financial covenant relating to minimum fixed charge ratio for the quarter ending July 29, 2000. We believe that our lender, GMAC will waive the instances of non-compliance, however there can be no assurance of this. Should we be unable to obtain the necessary waivers, our financial condition could be adversely impacted, and we could be required to repay outstanding amounts and seek alternative sources of financing. Any failure to obtain such additional financing in an amount sufficient to support Perfumania's current and planned levels of operations could materially and adversely affect our business and operating results.

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

      Selling, general and administrative expenses increased 24.5% from $16.3 million in the thirteen weeks ended July 31, 1999 to $20.3 million in the thirteen weeks ended July 29, 2000. The increase is attributable to 1) approximately $0.8 million of severance and consulting costs accrued for various senior management whose employment with the Company was terminated during the second quarter of fiscal year 2000, 2) higher store payroll associated with higher average hourly wage rates, 3) higher overhead and administrative expense, and 4) the reversal of $700,000 of accrued expenses for the Luria's litigation in July 1999. Depreciation and amortization expense increased 27.4% from $1.2 million in the thirteen weeks ended July 31, 1999 to $1.5 million in the thirteen weeks ended July 29, 2000 due primarily to increases in capital spending for system enhancements over the past year, and amortization of goodwill resulting from the reacquisition of perfumania.com, inc.

      Interest expense, net decreased by 31.0% from $2.3 million for the thirteen weeks ended July 31, 1999 to $1.6 million for the thirteen weeks ended July 29, 2000. The decrease is primarily due to the issuance of $4 million of Series B convertible notes in July 1999 which resulted in a non-cash beneficial conversion interest charge of approximately $1.0 million during the prior period.

     Gain on sale of affiliate's common stock of $10.0 million resulted from the sale of shares of EDC (See Note 6).

     As a result of the foregoing, we had a net income of $5.3 million, or $0.41 per diluted share, in the thirteen weeks ended July 29, 2000 compared to a net loss of $0.3 million, or ($0.04) per diluted share, in the thirteen weeks ended July 31, 1999.

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

     Selling, general and administrative expenses increased 15.2% from $32.9 million in the twenty-six weeks ended July 31, 1999 to $37.9 million in the twenty-six weeks ended July 29, 2000. The increase was attributable to 1) approximately $0.8 million of severance and consulting costs accrued for various senior management whose employment with the Company was terminated during the second quarter of fiscal year 2000, 2) higher store payroll associated with higher average hourly wage rates, 3) higher overhead and administrative expense and 4) the reversal of $700,000 of accrued expenses for the Luria's litigation in July 1999. Depreciation and amortization expense increased 15.9% from $2.3 million in the twenty-six weeks ended July 31, 1999 to $2.7 million in the twenty-six weeks ended July 29, 2000 due primarily to increases in capital spending for system enhancements over the past year, and amortization of goodwill resulting from the reacquisition of perfumania.com, inc.

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

     Gain on sale of affiliate's common stock of $10.0 million resulted from the sale of shares of EDC (See Note 6).

     During the twenty-six weeks ended July 29, 2000 the Company had a net loss of $1.4 million or $(0.15) per diluted share, compared to a net loss of $4.4 million or ($0.58) per diluted share during the twenty-six weeks ended July 31, 1999.

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

     Perfumania was not in compliance with one financial covenant relating to minimum fixed charged coverage as of July 29, 2000. Management believes that GMAC will waive the instance of non-compliance, and will amend the fixed charge coverage ratio covenant to be less restrictive.

     Management believes that Perfumania's borrowing capacity under the new bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs and capital expenditures, including remodeling of existing stores and debt service for at least the next twelve months.

     During the twenty-six weeks ended July 29, 2000, Perfumania opened 3 stores and closed 17 underperforming stores. At July 29, 2000, Perfumania operated 262 stores. Perfumania intends to continue focusing on improving the profitability of its existing stores and plans to open no more than 6 new stores and close approximately 10 stores during the third and fourth quarters of fiscal 2000.

PART 1. FINANCIAL INFORMATION

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

                                               E COM VENTURES, INC.
                                               --------------------
                                                  (Registrant)


Date: December 18, 2000                        By: /s/ Ilia Lekach
                                                  ------------------------------
                                                  Ilia Lekach
                                                  Chairman of the Board and
                                                  Chief Executive Officer
                                                   (Principal Executive Officer)

                                               By: /s/ A. Mark Young
                                                  ------------------------------
                                                  A. Mark Young
                                                  Chief Financial Officer
                                                  (Principal Financial and
                                                  Accounting Officer)