Form 10-K
period 2001-02-03
E COM VENTURES INC
filed 2001-05-04
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED FEBRUARY 3, 2001 OR

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

    As of April 20, 2001, the number of shares of the registrant's Common Stock outstanding was 10,082,503. The aggregate market value of the Common Stock held by non affiliates of the registrant as of April 20, 2001 was approximately $3,959,321, based on the closing price of the Common Stock ($0.90) as reported by the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

    Certain information called for by Part III is incorporated to the Proxy Statement for the Annual Meeting of Shareholders of the company, which will be filed no later than 120 days after the close of the fiscal year end.

                                TABLE OF CONTENTS


ITEM                                                                                          PAGE
----                                                                                          ----

                                               PART I

 1.       Business                                                                              3
 2.       Properties                                                                            8
 3.       Legal Proceedings                                                                     8
 4.       Submission of Matters to a Vote of Security Holders                                   9


                                              PART II

 5.        Market for Registrant's Common Equity and Related Stockholder Matters               10
 6.       Selected Financial Data                                                              11
 7.       Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                        12
7A.       Quantitative and Qualitative Disclosures About Market Risks                          19
 8.       Financial Statements and Supplementary Data                                          19
 9.       Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosures                                             41


                                              PART III

10.       Directors and Executive Officers of the Registrant                                   42
11.       Executive Compensation                                                               42
12.       Security Ownership of Certain Beneficial Owners and Management                       42
13.       Certain Relationships and Related Transactions                                       42


                                              PART IV

14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                     43


FORWARD-LOOKING STATEMENTS

       Certain statements within this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. See "Risk Factors That May Affect Future Results" in Item 7.

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

BUSINESS STRATEGY

       We are a holding company that owns and operates Perfumania retail stores, the Internet site, perfumania.com and a wholesale fragrance business. We also provide Internet fulfillment and other services to various other companies. We expect to continue developing and refining the products and services of our businesses, with the goal of increasing revenue as new products and services are commercially introduced.

       Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of February 3, 2001, Perfumania operated a chain of 257 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturer's suggested retail prices. Perfumania's wholesale division distributes approximately 500 stock keeping units (SKUs) of fragrances and related products to approximately 13 customers, including national and regional chains and other wholesale distributors throughout North America and overseas. In May 2000, the Company acquired its E-commerce site, WWW.PERFUMANIA.COM. The site offers our more popular products for sale and serves as an extension of the Perfumania shopping experience.

       Perfumania and perfumania.com, Inc., are the sole operating subsidiaries of the Company. Perfumania operates its wholesale business as an unincorporated division. Its retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc. ("Magnifique"), a wholly owned subsidiary of Perfumania. For ease of reference in this Form 10-K, our retail and wholesale business are referred to as segments, and our Internet sales are included with those of our retail business. See Item 6 for Selected Financial Data by segment.

RETAIL SEGMENT

       MARKETING AND MERCHANDISING. Each of Perfumania's retail stores generally offers approximately 175 different brands of fragrances for women and men at prices up to 75% below the manufacturer's suggested retail prices. Stores stock brand name and designer brands such as Estee Lauder(R), Fendi(R), Yves Saint Laurent(R), Fred Hayman(R), Calvin Klein(R), Giorgio Armani(R), Gucci(R), Ralph Lauren/Polo(R), Perry Ellis(R), Liz Claiborne(R), Giorgio(R), Hugo Boss(R), Halston(R), Christian Dior(R), Chanel(R) and Cartier(R). Perfumania also carries a private label line of bath & body treatment products under the name Jerome Privee(R), and a private label line of cosmetics, treatment and aromatherapy under the name Nature's Elements(R).

       The cornerstone of Perfumania's marketing philosophy is customer awareness that its stores offer an extensive assortment of brand name and designer fragrances at discount prices. Perfumania posts highly visible price tags for each item in its stores, listing both the manufacturers' suggested retail price and Perfumania's discounted prices to enable customers to make price comparisons. In addition, we utilize sales promotions such as "gift with purchase" and "purchase with purchase" offers. From time to time, we test market in our stores additional specialty gift items.

       Perfumania's stores are "full-service" stores. Accordingly, store personnel are trained to establish a personal rapport with each customer, to identify customer preferences with respect to both product and price range, and to successfully conclude a sale. Management believes that attentive personal service and knowledgeable sales personnel are key factors to the success of Perfumania's retail stores. Perfumania's store personnel are compensated on a salary plus bonus basis. Perfumania has several bonus programs that provide incentives for store personnel to sell merchandise which have higher profit margins. In addition, to provide an incentive to reduce expenses, district managers are eligible to receive a bonus if store profit goals are met. Management believes that a key component of Perfumania's ability to increase profitability will be its ability to hire, train and retain store personnel and regional and district managers. Perfumania conducts comprehensive training programs designed to increase customer satisfaction.

       Perfumania primarily relies on its distinctive store design and window displays to attract the attention of prospective customers. In addition, Perfumania distributes advertising flyers and brochures in its stores and in the malls in which its stores are located. The amount of advertising varies with the seasonality of the business.

       RETAIL STORES. Perfumania's standard store design includes signs and merchandise displays which are designed to enhance customer recognition of Perfumania's stores. Perfumania's stores average approximately 1,400 square feet, however, stores located in manufacturer's outlet malls tend to be larger than Perfumania's other stores. Each store is managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. District managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service.

       INFORMATION SYSTEMS. Perfumania has a point-of-sale and management information system which integrates data from every significant phase of our operations and provides information for planning, purchasing, pricing, distribution, financial and human resources decisions. Inventory is received in each retail location using an automated inventory tracking system. Sales and inventory data are updated in our system each night by downloading information from our point-of-sale system, resulting in a perpetual daily inventory. Daily compilation of sales, gross margin and inventory data enables management to analyze profitability and sell-through by item and product line as well as to monitor the success of sales promotions. The system also provides price labels and pick orders as well as automatic reordering, minimum and maximum stocking levels and optimum order quantities based on actual sales. The information system also has automated time and attendance modules to capture payroll information through the stores' point-of-sale systems and E-Mail systems allowing daily communication among the stores, district managers and the corporate office and automated scheduling for store personnel. During fiscal year 2000, Perfumania upgraded its point-of-sale register hardware.

       STORE LOCATION AND EXPANSION. Perfumania's stores are located in 37 states, the District of Columbia and Puerto Rico, including 49 in Florida, 30 in New York, 20 in California, 15 in Texas and 13 in Puerto Rico. Perfumania's current business strategy focuses on maximizing sales by raising the average dollar sale per transaction, reducing expenses at existing stores, selectively closing underperforming stores and on a limited basis, opening new stores in proven geographic markets. When opening new stores, Perfumania seeks locations primarily in regional and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates opening additional stores in markets where it already has a presence or to expand into additional markets that it believes have a population density to support a cluster of stores. Prior to adding new store locations, Perfumania analyzes, among other things, the potential adverse effect of competition from new stores on the sales of existing stores.

       Perfumania's current average cost for opening a store is approximately $200,000, including furniture and fixtures, build-out costs and other items. In addition, initial inventory in a new store ranges from approximately $150,000 during the first fiscal quarter to approximately $200,000 during the Christmas holiday season. To support inventory in its stores, Perfumania carries at least four months supply of inventory in its warehouse.

       Perfumania opened 9 stores in fiscal year 2000 (including 6 acquired stores), 8 stores in fiscal year 1999 and 36 stores in fiscal year 1998. Perfumania continuously monitors store performance and from time to time has closed underperforming stores, which typically have been older stores in undesirable locations. During fiscal years 2000, 1999 and 1998, Perfumania closed 28, 21 and 32 stores, respectively. For fiscal 2001, Perfumania will continue to focus on improving the profitability of its existing stores. Perfumania expects to open a maximum of 10 stores and close up to 10 stores during fiscal 2001.

WHOLESALE SEGMENT

       Perfumania distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 2000 and 1999, the wholesale division sold to approximately 13 and 28 customers, respectively. One Perfumania customer accounted for 62.9% and 30.4% of net wholesale sales during fiscal year 2000 and 1999, respectively. Foreign wholesale sales during fiscal year 2000 were $1.1 million, compared to $2.0 million during fiscal year 1999. See Note 14 to the Company's Consolidated Financial Statements included in Item 8 hereof.

       Perfumania believes extending credit is an important factor of wholesale sales. Most sales are made on open account terms, generally net 30 to 60 days following receipt of the goods. Other sales are made for cash on or in advance of delivery or upon receipt of a letter of credit. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

PERFUMANIA.COM

       Perfumania.com provides a number of advantages for retail and wholesale fragrance sales. Our Internet site enables us to display a larger number of products than traditional store-based or catalog sellers. In addition, the ability to frequently adjust featured selections, editorial content and pricing, provides significant merchandising flexibility. Our Internet site benefits from the ability to reach a large group of customers from a central location. Additionally, we can also easily obtain demographic and behavioral data of customers, increasing opportunities for direct marketing and personalized services. Because brand loyalty is a primary factor influencing a fragrance purchase, the ability to physically sense the fragrance product is not critical to the purchasing decision. Perfumania.com's online store provides its customers with value, pricing and convenience.

       Our online store offers visitors several special features arranged in simple, easy-to-use formats to enhance product search, selection and discovery. By clicking on the displayed products and product categories, users can move directly to the site that contains details about the particular products. Users can quickly browse promotions, such as perfumania.com's perfume of the month and other featured products. In addition, customers can browse the online store by linking to specially designed pages dedicated to products of well known national and specialty brands. Customers can also link to pages by product category, such as women's brand name perfumes, men's brand name colognes, children's fragrances, gift set specials and bath and body products.

       Customers are offered a choice of over 2,800 designer and private label fragrances, fragrance related products and bath and body products for men and women at discounted prices. High levels of customer service and support are critical to retain and expand our customer base. Perfumania.com monitors orders from the time they are placed through delivery by providing numerous points of electronic, telephonic and personal communication to customers. All orders and shipments are confirmed by e-mail. Customer service representatives are available during regular business hours by telephone.

       Average daily page views, which represent the number of times per day our server delivers a page to a user, has grown consistently, increasing from approximately 68,000 views per day during February 2000 to approximately 2.1 million views per day during February 2001. User sessions per day have grown from 769 shortly after launch of our online store to approximately 144,000 in February 2001.

       A variety of relationships with several Internet sites to build traffic and attract customers have been established. Perfumania.com obtains most of its inventory from Perfumania. Perfumania.com may obtain inventory from Perfumania or from and other suppliers depending on which offers the most favorable selection, pricing, quality and terms. Products are generally shipped within 24 hours. For a description of perfumania.com's September 1999 initial public offering, the sale of a majority of our interest in perfumania.com and our subsequent repurchase of that interest, see Note 11 of Notes to Consolidated Financial Statements included in Item 6.

SOURCES OF SUPPLY

       During fiscal years 2000 and 1999, Perfumania purchased fragrances from 170 and 155 different suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on the most favorable available combination of prices, credit terms, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania's purchases from its various suppliers changes constantly. As is customary in the perfume industry, Perfumania has no long-term or exclusive contract with any supplier.

       Approximately 20% and 22%, respectively of Perfumania's total merchandise purchased in fiscal year 2000 and 1999 was from our affiliate Parlux Fragrances, Inc. ("Parlux"), a manufacturer and distributor of prestige fragrances and related beauty products. The Chairman of the Board of Directors and Chief Executive Officer of Parlux, Ilia Lekach, is also our Chairman of the Board and Chief Executive Officer.

       Merchandise is purchased both directly from manufacturers and secondary sources such as distributors, wholesalers, importers and retailers. Merchandise purchased from secondary sources includes trademarked and copyrighted products manufactured in foreign countries and trademarked and copyrighted products manufactured in the United States that may have been sold to foreign distributors. Substantially all of Perfumania's merchandise is covered by trademarks or copyrights owned by others. From time to time, United States trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of such foreign manufactured or previously exported trademarked products or restrict the sale of such goods in the United States. Federal legislation for such purposes has been proposed but not yet adopted.

       In May 1988, the United States Supreme Court in K-MART v. CARTIER ("K-MART"), upheld United States Customs Service regulations permitting the importation, without the consent of the United States trademark owner, of products manufactured overseas having legitimate foreign trademarks identical to United States trademarks, when the foreign and United States trademarks are owned by the same entity or entities under "common ownership or control." K-MART also held that where the foreign trademarked goods are produced by an unaffiliated entity authorized, but not controlled, by the United States trademark holder, the United States Customs Service cannot permit the importation of the goods without the consent of the United States trademark owner. Certain federal courts have narrowly interpreted the K-MART case as applying to a particular tariff statute, and the courts remain divided on the extent to which trademark, copyright or other laws or regulations may restrict the importation or sale of trademarked or copyrighted merchandise without the consent of the trademark or copyright owner, even where the entities owning and applying the trademark or copyright involved are under common ownership or control. For example, in LEVER BROS. v. UNITED STATES ("LEVER BROS."), a 1993 decision, the District of Columbia Circuit Court of Appeals held that the "common ownership or control" exception does not apply to foreign goods with an identical trademark but with physical material differences from the product produced by the United States trademark holder. Under LEVER BROS., such goods are barred from importation without the permission of the United States trademark holder. In addition, on November 23, 1992, the U.S. District Court for the Central District of California, in an unreported decision in PARFUMS GIVENCHY, INC. v. DRUG EMPORIUM, INC. ("PARFUMS"), which purports to follow a decision of the Ninth Circuit Court of Appeals, held that the sale of products manufactured abroad and imported into the United States, which would be covered by a U.S. copyright, without the consent of the U.S. copyright holder, is a copyright violation. This decision was upheld by the 9th Circuit Court of Appeals and on March 6, 1995, the U.S. Supreme Court denied certiorari, without giving any reason. In March 1998, however, the United States Supreme Court in QUALITY KING DISTRIBUTORS v. L'ANZA RESEARCH INTERNATIONAL ("L'ANZA"), was faced with a situation in which a United States manufacturer had manufactured and sold certain goods with copyrighted labels affixed to a foreign purchaser. These goods somehow found their way from the foreign purchaser back into the United States without L'ANZA's permission, and were sold by Quality King to unauthorized retailers at discounted prices. The L'ANZA Court unanimously held that there was no copyright violation by Quality King because the "first sale" doctrine applied to imported copies. The "first sale" doctrine was also successfully used to defeat a claim for trademark infringement in at least one federal court decision. Indeed, in February 1996, the U.S. District Court for the Central District of California, in SUMMIT TECHNOLOGY v. HIGH-LINE MEDICAL INSTRUMENTS ("SUMMIT"), purported to follow other decisions from the 9th Circuit Court of Appeals, in holding that the "first sale" doctrine precluded a trademark infringement claim against a U.S. company which was alleged to have acquired legally exported trademarked products used in foreign countries and then re-imported them for distribution in the United States. Several other federal courts, however, have ruled the other way on this issue. Although L'ANZA and SUMMIT appear favorable to those involved in purchasing through secondary sources, we do not know how those decisions will be applied to future situations.

       Moreover, in March 1999, certain amendments to United States Customs Service's regulations became effective, so as to provide a mechanism by which United States trademark owners, upon application to United States Customs, may attempt to restrict importation of certain goods bearing genuine trademarks identical to or substantially indistinguishable from those appearing on goods authorized by the United States trademark owner for importation or sale in the United States, and that thereby create a likelihood of consumer confusion, in circumstances where the imported goods and those bearing the authorized United States trademark are physically and materially different. Consistent with the holding in LEVER BROS., these restrictions apply even if the United States and foreign trademark owners are the same, are parent and subsidiary companies, or are otherwise subject to the common ownership or control. However, these restrictions do not operate to bar importation if the otherwise restricted goods bear a prescribed label, informing the consumer that the goods were not authorized by the United States trademark owner and were physically and materially different from the goods that were so authorized. It is still too early to tell how these regulations will impact, if at all, the importation of products from secondary sources.

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

       Perfumania's secondary market sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information. As a result, Perfumania cannot determine specifically what portion of its merchandise purchased from secondary market sources could be affected by the potential actions discussed above or actions on other grounds. There can be no assurance that future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the secondary sources of supply used by the Company or any of Perfumania's business activities. In addition, there can be no assurance that Perfumania's business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others.

DISTRIBUTION

       Perfumania's retail and wholesale operations are served by its warehouse in Miami, Florida. The lease for the facility expires in July 2003. The warehouse is approximately 139,000 square feet, of which 20,000 square feet is utilized as office space. Perfumania's wholesale division also utilizes space in a third party bonded warehouse.

       Perfumania utilizes independent national trucking companies to deliver merchandise to its stores. Deliveries generally are made weekly, with more frequent deliveries during the Christmas holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. Perfumania ships merchandise to wholesale customers by truck, ship or plane. To expedite delivery of merchandise to its customers, Perfumania sometimes instructs its suppliers to ship merchandise directly to wholesale division customers.

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

       Perfumania's wholesale division competes directly with other perfume wholesalers and perfume manufacturers, some of which have substantially greater resources or merchandise variety than Perfumania. The wholesale division competes principally on the basis of merchandise selection and availability, selling price and rapid delivery.

EMPLOYEES

       At February 3, 2001, the Company had 1,381 employees, of whom 1,203 were employed in Perfumania's retail stores, 71 were employed in Perfumania's warehouse and distribution operations and 107 were employed in executive, administrative and other positions. Temporary and part-time employees are usually added during peak sales periods (principally between Thanksgiving and Christmas). None of the Company's employees are covered by a collective bargaining agreement and the Company considers its relationship with its employees to be good.

TRADE NAME AND SERVICE MARK

       Perfumania's stores use the trade name and service mark Perfumania(R). Perfumania also operates 1 store under the trade name "Nature Elements", 3 stores under the trade name "Class Perfumes" in malls where the Company also operates a Perfumania(R) store, one store under the trade name "Touch at Perfumania," one store under the trade name "Perfumania Too," and 9 stand-alone stores under the trade name "Perfumania Plus". Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

INVESTMENT IN TAKE TO AUCTION

       During fiscal year 2000, we purchased 314,000 shares of TakeToAuction.Com, Inc., ("Take To Auction"), an Internet auction site, for approximately $2.5 million. Ilia Lekach, our Chairman and Chief Executive Officer and Horacio Groisman, M.D. one of our Directors, are the Chairman and Vice Chairman, respectively, of Take To Auction. In June 2000, we acquired approximately 139,000 shares of Take To Auction's common stock upon conversion of a $1.0 million convertible promissory note receivable. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources." In January 2001, we received 250,000 shares of Take To Auction's common stock as partial payment on a loan receivable from Ilia Lekach. As of February 3, 2001, we own approximately 703,000 shares of Take To Auction's common stock representing approximately 9.5% of their total outstanding shares.

        As of February 3, 2001, the market price for Take to Auction's common stock was below the Company's average cost per share of $5.38. Management believes the Take To Auction concept has merit and it expects that their results of operations and market value will improve in the future. However, in consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company has recorded a non-cash charge of approximately $3.1 million to realized loss on investments on the consolidated statements of operations.

       In October 2000, we entered into a six month service agreement with Take To Auction to provide them with distribution and logistics functions. This agreement, unless otherwise terminated, will automatically renew for successive one year terms. This service agreement provides for order processing, inventory management, warehousing, fulfillment and shipping of product. The service fee is variable based on the volume of Take To Auction's sales. Monthly minimum fees apply if specified volume levels are not obtained. Such fees range from $11,000 to $20,000 per month, based on volume.

ITEM 2. PROPERTIES

       Our executive offices and warehouse are leased for a 10 year period through 2003 pursuant to a lease which currently provides for monthly rent of approximately $78,000 and specified annual increases.

       All of Perfumania's retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 10%, over certain minimum sales levels. Store leases typically require Perfumania to pay all utility charges, insurance premiums, increases in property taxes and certain other costs. Certain of Perfumania's leases permit the termination of the lease if specified minimum sales levels are not met. See Note 13 to the Company's Consolidated Financial Statements included in Item 8 hereof, for additional information with respect to the Company's store leases.

ITEM 3. LEGAL PROCEEDINGS

       The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On October 31, 2000, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Ilia Lekach, Jerome Falic, Donovan Chin, Carole Ann Taylor, Horacio Groisman, M.D. and Zalman Lekach to the Board of Directors.


                                           SHARES       SHARES VOTED       SHARES VOTED      ABSTAIN/
            TOTAL                          VOTED             FOR              AGAINST        WITHHELD         NON-VOTES
    ---------------------                  -----     -----------------  -----------------  ------------     -------------
    Ilia Lekach                          8,846,984       8,584,094             --            262,890          1,090,292
    Jerome Falic                         8,816,984       8,558,514             --            258,470          1,120,292
    Donovan Chin                         8,846,984       8,591,014             --            255,970          1,090,292
    Carole Ann Taylor                    8,846,984       8,588,614             --            258,370          1,090,292
    Zalman Lekach                        8,846,984       8,582,344             --            264,640          1,090,292
    Horacio Groisman, M.D                8,846,984       8,586,944             --            260,040          1,090,292



       In addition, the shareholders voted in favor of adopting the 2000 Stock Option Plan and the 2000 Directors Stock Option Plan which replaced the 1991 Stock Option and the 1992 Directors Stock Option Plan, respectively, and ratified the appointment of Deloitte & Touche LLP as our independent auditors.


                                                SHARES         SHARES VOTED     SHARES VOTED      ABSTAIN/
             TOTAL                               VOTED              FOR            AGAINST        WITHHELD      NON-VOTES
    ----------------------                     ---------    ----------------------------------  ------------  ------------
    2000 Stock Option Plan                     5,646,858      5,191,845          446,343           8,670      4,290,418
    2000 Directors Stock Option Plan           5,646,858      5,179,470          457,408           9,980      4,290,418
    Ratify Appointment of Deloitte &           8,846,984      8,843,139            3,205             640      1,090,292
    Touche LLP


                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       Our Common Stock is traded on the NASDAQ Stock Market under the symbol ECMV. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the NASDAQ Stock Market.

              FISCAL 2000          HIGH        LOW
              -----------          ----        ---

            First Quarter       $7 13/16      $2 3/4
            Second Quarter      $3 5/8        $1 9/16
            Third Quarter       $1 15/16      $0 29/32
            Fourth Quarter      $1 1/4        $0 15/32

              FISCAL 1999          HIGH             LOW
              -----------          ----             ---

            First Quarter       $ 8 11/16      $2 3/4
            Second Quarter      $ 3 30/32      $3
            Third Quarter       $ 4 1/4        $2 3/8
            Fourth Quarter      $ 5 13/32      $3 1/8



       As of April 20, 2001, there were 72 holders of record, which excluded Common Stock held in street name. The closing sales price for the Common Stock on April 20, 2001 was $0.90 per share.

DIVIDEND POLICY

       We have not declared or paid any dividends on our Common Stock and do not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion. Perfumania is prohibited from paying cash dividends under its line of credit agreement with GMAC Commercial Credit LLC.

ITEM 6. SELECTED FINANCIAL DATA

       The selected financial data presented below for the last five fiscal years and as of the end of each such fiscal years are derived from our consolidated financial statements and should be read in conjunction with such financial statements and related notes.

       Our fiscal year end is the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 2000 refers to the fiscal year that began on January 30, 2000 and ended on February 3, 2001. The fiscal year ending February 3, 2001 included 53 weeks.


                                                                                 FISCAL YEAR ENDED
                                               ----------------------------------------------------------------------------------
                                                 FEBRUARY 3,      JANUARY 29,      JANUARY 30,      JANUARY 31,      FEBRUARY 1,
                                                     2001             2000             1999             1998             1997
                                               --------------   --------------    --------------- ---------------  ---------------
                                                              (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, wholesale division .................   $    21,199     $     36,975     $    40,466     $    34,032     $    30,317
Net sales, retail division ....................       185,371          155,953         134,790         129,562         108,603
                                                  -----------     ------------     -----------     -----------     -----------
   Total net sales ............................       206,570          192,928         175,256         163,594         138,920
                                                  -----------     ------------     -----------     -----------     -----------
Gross profit, wholesale division ..............         4,216            7,019           7,545           7,942           7,614
Gross profit, retail division .................        79,218           68,613          57,072          58,032          52,346
                                                  -----------     ------------     -----------     -----------     -----------
   Total gross profit .........................        83,434           75,632          64,617          65,974          59,960
                                                  -----------     ------------     -----------     -----------     -----------
Selling, general and administrative expenses ..        79,884           71,354          72,502          64,219          48,165
Provision for doubtful accounts ...............            55               60              --           1,730             500
Provision (recovery) for impairment of assets
   and store closings .........................          (506)           3,427           1,035           2,515             169
Depreciation and amortization .................         5,819            4,725           4,480           4,698           3,772
                                                  -----------     ------------     -----------     -----------     -----------
   Total operating expenses ...................        85,252           79,566          78,017          73,162          52,606
                                                  -----------     ------------     -----------     -----------     -----------
(Loss) income from operations before other
    income (expense) ..........................        (1,818)          (3,934)        (13,400)         (7,188)          7,354
Other income (expense)
   Interest expense, net ......................        (8,179)          (6,589)         (4,882)         (4,696)         (4,110)
   Equity in loss of partially-owned
     affiliate ................................        (1,388)          (3,165)             --              --              --
   Gain on sale of affiliate's common stock ...         9,999           14,974              --              --              --
   Realized loss on investments ...............        (4,819)              --              --              --              --
   Miscellaneous income (expense),net .........            85             (118)            645             762             478
                                                  -----------     ------------     -----------     -----------     -----------
Income (loss) before income taxes .............        (6,120)           1,168         (17,637)        (11,122)          3,722
(Provision) benefit for income taxes ..........            --             (124)         (1,337)            321          (1,647)
                                                  -----------     ------------     -----------     -----------     -----------
Income (loss) before cumulative effect of
   change in accounting principle .............        (6,120)           1,044         (18,974)        (10,801)          2,075
Cumulative effect of change in accounting
   principle, net of income tax benefit of $381            --               --              --            (632)             --
                                                  -----------     ------------     -----------     -----------     -----------
Net income (loss) .............................   $    (6,120)    $      1,044     $   (18,974)    $   (11,433)    $     2,075
                                                  ===========     ============     ===========     ===========     ===========
Weighted average shares outstanding:
   Basic ......................................     9,441,825        8,218,638       6,659,882       7,025,236       7,183,462
   Diluted ....................................     9,441,825       10,267,619       6,659,882       7,025,236       7,633,588

Basic income (loss) per share before cumulative
    effect of change in accounting principle ..   $     (0.65)    $       0.13     $     (2.85)    $     (1.54)    $      0.29
Diluted income (loss) per share before
   cumulative effect of change in accounting
   principle ..................................   $     (0.65)    $       0.10     $     (2.85)    $     (1.54)    $      0.27

Basic income (loss) per share after cumulative
   effect of change in accounting principle ...   $     (0.65)    $       0.13     $     (2.85)    $     (1.63)    $      0.29

Diluted income (loss) per share after
   cumulative effect of change in accounting
   principle ..................................   $     (0.65)    $       0.10     $     (2.85)    $     (1.63)    $      0.27

SELECTED OPERATING DATA:
Number of stores open at end of period ........           257              276             289             285             262
Comparable store sales increase ...............          16.9%            12.9%              0%              0%            3.6%

BALANCE SHEET DATA:
Working capital (deficiency) ..................   $     7,015     $      8,687     $    (3,835)    $    18,473     $    32,614
Total assets ..................................       107,329          105,656          95,129         113,908         129,365
Long-term debt, less current portion(1) .......        11,531            5,032           3,404           5,643           5,708
Total shareholders' equity ....................        26,395           30,689          17,636          35,169          48,782


-------------
(1) Amount includes redeemable common equity of $471 as of January 30, 1999 but does not include long-term severance payables of $284, $191 and $1,038 as of February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

       Perfumania's retail division accounts for the majority of our net sales and gross profit. Perfumania's overall profitability depends principally on our ability to purchase a wide selection of merchandise at favorable prices. Other factors affecting our profitability include general economic conditions, competition, the availability to Perfumania of volume discounts and, in the retail division, the number of stores in operation, the timing of store openings and closings and the effect of special promotions offered by Perfumania.

       The following table sets forth items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

                             PERCENTAGE OF NET SALES

                                                            FISCAL YEAR
                                                   --------------------------------
                                                    2000         1999         1998
                                                   ------       ------       ------
Net sales, wholesale division ................       10.3%        19.2%        23.1%
Net sales, retail division ...................       89.7         80.8         76.9
                                                   ------       ------       ------
   Total net sales ...........................      100.0        100.0        100.0
Gross profit, wholesale division .............       19.9         19.0         18.6
Gross profit, retail division ................       42.7         44.0         42.3
                                                   ------       ------       ------
   Total gross profit ........................       40.4         39.2         36.9
Selling, general and administrative expenses .       38.7         36.9         41.4
Provision (recovery) for impairment of assets
  and store closings .........................       (0.2)         1.8          0.6
Depreciation and amortization ................        2.8          2.5          2.6
                                                   ------       ------       ------
   Total operating expenses ..................       41.2         41.2         44.6
                                                   ------       ------       ------
Loss from operations before other income
   (expense) .................................       (0.9)        (2.0)        (7.7)
                                                   ------       ------       ------
Other income (expense):
   Interest expense, net .....................       (4.0)        (3.4)        (2.8)
   Equity in loss of partially-owned affiliate       (0.7)        (1.7)          --
   Gain on sale of affiliate's common stock ..        4.9          7.8           --
   Realized loss on investments ..............       (2.3)          --           --
   Miscellaneous income (expense), net .......         --         (0.1)         0.4
                                                   ------       ------       ------
Income (loss) before income taxes ............       (3.0)         0.6        (10.1)
Provision benefit for income taxes ...........         --         (0.1)        (0.8)
                                                   ------       ------       ------
Net income (loss) ............................       (3.0)%        0.5%       (10.9)%
                                                   ======       ======       ======

RESULTS OF OPERATIONS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

       Some of the statements in this annual report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend" and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements.

WE MAY HAVE PROBLEMS RAISING THE MONEY NEEDED IN THE FUTURE

       Our growth strategy includes increasing Perfumania's average retail sales per store, and cross marketing and acquisition of Internet related businesses. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional financing, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions which may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

PERFUMANIA'S BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD LEAD TO FLUCTUATIONS IN OUR STOCK PRICE

       Perfumania has historically experienced and expects to continue experiencing higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Purchases of fragrances as gift items increase during the Christmas holiday season which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below expectations of stock market analysts, our stock price would likely decline. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions.

PERFUMANIA MAY EXPERIENCE SHORTAGES OF THE MERCHANDISE IT NEEDS BECAUSE IT DOES NOT HAVE LONG-TERM AGREEMENTS WITH SUPPLIERS

       Perfumania's success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. Perfumania has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that Perfumania has good relationships with its suppliers, if Perfumania is unable to obtain merchandise from one or more key suppliers on a timely basis, or if there is a material change in Perfumania's ability to obtain necessary merchandise, our results of operations could be seriously harmed.

PERFUMANIA NEEDS TO SUCCESSFULLY MANAGE ITS GROWTH

       Even though Perfumania has grown significantly in the past several years, it may not be able to sustain the growth in revenues that it has achieved historically. Perfumania's growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. It is possible that Perfumania's new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely effect sales at existing locations.

PERFUMANIA COULD BE SUBJECT TO LITIGATION BECAUSE OF THE MERCHANDISING ASPECT OF ITS BUSINESS

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

OUR COMMON STOCK MAY BE DELISTED

         Our common stock is currently listed on the Nasdaq national market.
Due to the recent decline in the trading prices of our common stock, NASDAQ has notified us that we do not meet its minimum listing requirements and as a result, our common stock may be delisted. These listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for listed securities of $1.00. Our common stock has traded below $1.00 for more than 30 days and there is no guarantee that it will return to a minimum bid price of $1.00 or higher. If we fail to meet NASDAQ's maintenance criteria our common stock may be delisted by NASDAQ. In such event, trading, if any, in our common stock may then continue to be conducted in the non-NASDAQ over-the-counter market (commonly referred to as the electronic bulletin board and the "pink sheets"). As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to a Securities and Exchange Commission Rule that may adversely affect the ability of broker-dealers to sell our common stock, which would affect the ability of our shareholders to sell their shares in the secondary market. Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult and more expensive for us to raise additional capital.

FUTURE GROWTH MAY PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES

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

WE ARE SUBJECT TO INTENSE COMPETITION

       Some of Perfumania's competitors sell fragrances at discount prices, and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania's stores compete on the basis of selling price, customer service, merchandise variety, store location and ambiance.

       Many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our products or services.

OUR STRATEGY OF EXPANDING OUR BUSINESS THROUGH ACQUISITIONS AND INVESTMENTS IN OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS

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

COMPARISON OF FISCAL YEARS 2000 AND 1999

       Net sales increased 7.1% from $193.0 million in fiscal year 1999 to $206.6 million in fiscal year 2000. The increase in net sales during fiscal year 2000 was due to an 18.9% increase in retail sales (from $156.0 million to $185.4 million), offset by a 42.7% decrease in wholesale sales (from $37.0 million to $21.2 million). The increase in retail sales was primarily due to a 16.9% increase in Perfumania's comparable stores sales compared to the prior year, as the average number of stores operated during fiscal year 2000 compared to fiscal year 1999 decreased from 283 in fiscal 1999 to 264 in fiscal 2000. We believe that the increase in Perfumania's comparable store sales was due to an improved merchandise assortment at our retail stores. The decrease in wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations.

       Gross profit increased 10.3% from $75.6 million in fiscal year 1999 (39.2% of total net sales) to $83.4 million in fiscal year 2000 (40.4% of total net sales) as a result of higher sales and gross profit in the retail division offset by lower gross profit in the wholesale division, as well as higher inventory provisions in fiscal 1999.

       Gross profit for the retail division increased 15.5% from $68.6 million in fiscal year 1999 to $79.2 million in fiscal year 2000, principally as a result of higher retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased from 44.0% in fiscal year 1999 to 42.7% in fiscal year 2000. The decrease was due to lower merchandise gross margins offset by decreases in inventory provisions and inventory shrinkage compared to the prior year.

       Gross profit for the wholesale division decreased from $7.0 million in fiscal year 1999 to $4.2 million in fiscal year 2000. The wholesale division's gross margin in fiscal 2000 was 19.9% compared to 19.0% in fiscal year 1999. The decrease in gross profit was due to lower wholesale sales. Wholesale sales historically yield a lower gross margin when compared to retail sales.

       Selling, general and administrative expenses increased 12.0% from $71.4 million in fiscal year 1999 to $79.9 million in fiscal year 2000. The increase was attributable to 1) higher store payroll associated with competitive wage pressures, 2) increased incentive compensation due to higher retail sales, 3) approximately $1.1 million of severance costs incurred for various senior management whose employment with the Company was terminated in fiscal year 2000 and partially offset by the reversal of $0.7 million of accrued expenses for litigation in July 1999 due to a settlement amount which was less than the expense previously accrued. We also incurred additional payroll and other administrative costs associated with our reorganization into a holding company in fiscal year 2000. As a percentage of net sales, selling, general and administrative expenses increased from 36.9% in fiscal year 1999 to 38.7% in fiscal year 2000 due primarily to the impact of the significant reduction in wholesale sales. The majority of our selling, general and administrative expenses relate to the retail division.

       A recovery for impairment of assets and store closings of $0.5 million was recorded in fiscal year 2000 compared with a provision of $3.4 million in fiscal year 1999. The recovery is attributable to the $1.0 million reversal of a write-off on a convertible note receivable offset by $0.5 million of impairment charges for assets related to retail stores which were closed during fiscal year 2000. In fiscal year 1999, we incurred $1.6 million of asset impairment charges related to retail store locations with negative cash flows that were either closed or targeted for closure.

       EBITDA, defined as loss from operations less depreciation and amortization, increased by 406% or $3.2 million to $4.0 million in fiscal year 2000 from $0.8 million in fiscal year 1999. The increase was attributable to higher net sales and gross profits, offset by increases in selling, general and administrative expenses described above.

       Depreciation and amortization increased $1.1 million, or 23.1%, in fiscal year 2000 compared to fiscal year 1999 due primarily to amortization of goodwill related to the acquisition of perfumania.com in May 2000 (see Note 11 of Notes to Consolidated Financial Statements) and increases in capital spending for systems improvements over the past two years.

       Interest expense (net) increased 24.1% from $6.6 million in fiscal year 1999 to $8.2 million in fiscal 2000. The increase was primarily due to the issuance of $9.0 million of convertible notes in March 2000, and the resulting non-cash interest charges of approximately $2.6 million, compared with non-cash interest charges in fiscal 1999 of approximately $1.4 million related to similar convertible notes issued in the prior year. See "Liquidity and Capital Resources."

       Gain on the sale of an affiliate's common stock totaled $10.0 million in 2000 compared with $15.0 million in fiscal 1999. The fiscal year 2000 gain is attributable to the sale of 600,000 shares of Envision Development Corporation ("EDC") and the exchange of 400,000 shares of EDC common stock for the acquisition of perfumania.com.

       Realized loss on investments totaled $4.8 million in fiscal 2000. The losses were primarily attributable to realized losses of approximately $1.1 million on the sale of securities and a decline in the market prices on securities available for sale which resulted in the Company recording a non-cash charge of $3.7 million.

       As a result of the foregoing, we had a net loss of $6.1 million in fiscal 2000 compared to a net income of $1.0 million in fiscal 1999.

COMPARISON OF FISCAL YEARS 1999 AND 1998

       Net sales increased 10.1% from $175.3 million in fiscal year 1998 to $193.0 million in fiscal year 1999. The increase in net sales during fiscal year 1999 was due to a 15.7% increase in retail sales (from $134.8 million to $156.0 million), offset by an 8.6% decrease in wholesale sales (from $40.5 million to $37.0 million). The increase in retail sales was principally due to a 12.9% increase in Perfumania's comparable stores sales compared to the prior year, as the average number of stores operated during fiscal year 1999 compared to fiscal year 1998 decreased from 287 in fiscal 1998 to 283 in fiscal 1999. We believe the increase in Perfumania's comparable sales was due to an improved merchandise assortment at our retail stores. The decrease in wholesale sales was due to our strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations.

       Gross profit increased 17.0% from $64.6 million in fiscal year 1998 (36.9% of total net sales) to $75.6 million in fiscal year 1999 (39.2% of total net sales) as a result of higher sales and gross profit in the retail division and by higher gross profit in the wholesale division and higher inventory loss provisions in fiscal 1998.

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

       Selling, general and administrative expenses decreased by 1.6% from $72.5 million in fiscal year 1998 to $71.4 million in fiscal year 1999. The decrease was attributable to a $1.9 million charge in fiscal 1998 related to severance agreements with two executive officers. As a percentage of net sales, selling, general and administrative expenses decreased from 41.4% in fiscal year 1998 to 36.9% in fiscal year 1999, due to 1) the impact of Perfumania's higher comparable retail store sales and the closure of under-performing store locations in fiscal 1999 and 1998, and 2) the $1.9 million charge in fiscal 1998 related to severance agreements.

       Provision for impairment of assets and store closings increased by 231.2% to $3.4 million in fiscal 1999 due primarily to a $1.0 million charge in fiscal 1999 to write off a convertible note receivable, and a $1.6 million charge on assets related to retail store locations with negative cash flows that were either closed or targeted for closure.

       EBITDA, defined as loss from operations less depreciation and amortization, improved by $9.7 million to $0.8 million in fiscal year 1999 from ($8.9) million in fiscal year 1998. The increase was attributable to higher net sales and gross profits, in addition to the changes in selling, general and administrative expenses described above.

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

LIQUIDITY AND CAPITAL RESOURCES

       Our principal capital requirements are to fund Perfumania's inventory purchases and to renovate existing stores. During fiscal year 2000, we financed these capital requirements primarily through cash flows from operations, issuance of convertible notes, borrowings under our working capital line of credit, capital equipment leases and other short-term borrowings.

       On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC ("GMAC") that provides for borrowings of up to $40 million for working capital requirements and other general corporate purposes. Proceeds from this facility were used to refinance our previous credit facility with LaSalle National Bank. Advances under the line of credit are based on a formula of eligible inventories and bear interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate adjusts on a quarterly basis and varies at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% - 3.50% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various restrictive covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender.

       As of February 3, 2001, Perfumania was not in compliance with the fixed charge coverage ratio, leverage ratio and a limit on the amount of capital expenditures for fiscal year 2000. On April 26, 2001 we obtained a waiver from GMAC for all instances of non-compliance as of February 3, 2001, as well as for prior instances of non-compliance as of the third fiscal quarter of fiscal 2000. In addition, the credit facility was amended to make these covenants and ratios less restrictive effective fiscal 2001.

       On March 9, 2000, we issued an aggregate of $4 million worth of Series C Convertible Notes, which are convertible into our common stock. The notes bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $9.58 per share, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

       On March 27, 2000, we issued an aggregate of $5 million worth of Series D Convertible Notes, which are convertible into our common stock. The notes bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $7.76 per share, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

       In February 2001, the Company entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with the holders of the Company's outstanding Series A, B, C, and D Convertible Notes. The Agreement provides that the Company has the monthly option to repurchase the entire $8.8 million outstanding convertible notes over an eleven month period, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that the Company makes redemption payments as per the schedule, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock.

       In accordance with accounting literature, when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, or a "beneficial conversion feature", which should be recognized as a return to the debt holders. Based on the market price of our common stock at the date of issuance, our Series C and Series D Notes had beneficial conversion features of approximately $1.2 million and $1.4 million, respectively, at such point in time which represented a non-cash charge that is included in interest expense on the accompanying consolidated statement of operations.

       In December 1999, we loaned $1 million to Take To Auction pursuant to the terms of a convertible promissory note. The principal balance of the note was payable on December 20, 2001, and interest, which accrued at a rate of six percent per annum was payable semi-annually commencing June 2000. We had the right to convert, for a period of 14 days after Take To Auction's initial public offering, all of the principal amount of the note into shares of Take to Auction's common stock at a conversion price per share equal to the initial public offering price. Take To Auction commenced its initial public offering on June 13, 2000 and we converted the $1.0 million note into 138,889 shares of Take To Auction's common stock.

       Due to the uncertainty of Take To Auction's initial public offering and collectability of the note as of January 29, 2000, we wrote off the principal balance of the note and related interest receivable. As a result of Take To Auction's successful initial public offering which occurred on June 13, 2000, the $1.0 million principal balance and related interest previously written off was reversed in the first quarter of fiscal 2000.

       In March 2000, we loaned Take To Auction an additional $1.0 million pursuant to the terms of a convertible promissory note. The terms of the note were the same as the December 1999 note described above except that the principal balance was payable on March 8, 2002 and interest was payable semi-annually, commencing September 2000. The note was repaid in full in June 2000. As an incentive to provide the loans, Take To Auction granted us warrants to purchase 200,000 shares of its common stock at its initial public offering price. The warrants are exercisable in whole or in part until June 13, 2001.

       Note and interest receivable, related party totaled $779,594 as of January 29, 2000. This note was issued in October 1999 and bore interest at the rate charged by the Company's major lender and totaled approximately $23,000 as of January 29, 2000. The note, including accrued interest, was repaid in April 2000.

       On June 1, 2000, Perfumania issued a $5.0 million subordinated note agreement to Parlux. The note was used to refinance the $2.0 million balance due to Parlux remaining under a previous $8.0 million subordinated secured note dated October 4, 1999, and reduce $3.0 million in trade payables due to Parlux. The note was due on December 29, 2000 with various periodic principal payments, bore interest at prime plus 1% and was subordinate to all bank related indebtedness. The note was repaid in full in December 2000.

       On October 12, 2000, we borrowed $500,000 from Take To Auction. The loan was unsecured, matured on December 31, 2000 and bore interest at the rate charged by the Company's major lender. The loan was repaid in December 2000.

        Trade receivables primarily relate to Perfumania's wholesale business. Trade receivables, net due from customers as of February 3, 2001 were $1.9 million. At fiscal year end 2000, approximately $0.4 million of the trade receivables, net, were more than 90 days past due. Allowance for doubtful accounts was approximately $56,000 as of February 3, 2001 and was considered adequate by management based on its write-off experience during the last three years and an analysis of the aging of its trade receivables as of February 3, 2001.

         In fiscal year 2000, net cash provided by operating activities was approximately $2.6 million. The difference between the Company's net loss and operating cash flow in fiscal 2000 was primarily attributable to depreciation and amortization of $5.8 million, a $2.6 million beneficial conversion feature of debentures, a decrease in inventories of $8.7 million, partially offset by an increase of $3.4 million in advances to suppliers and a gain on sale of affiliate's common stock of $10.0 million.

        Net cash used in investing activities in fiscal year 2000 was approximately $7.3 million, principally due to $4.3 million of capital expenditures related to opening new stores and renovating existing stores, $1.5 million related to the acquisition of an affiliate, and a $1.5 million increase in investments available for sale. We intend to focus on continuing to improve the profitability of our existing stores and anticipate that we will open no more than 10 stores in fiscal 2001. Currently, our average capital expenditure for opening a store is approximately $200,000, including furniture and fixtures, equipment, build-out costs and other items. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $150,000 during the first fiscal quarter to approximately $200,000 during the Christmas holiday season.

         In October 2000, we entered into a capital lease of approximately $3.9 million of new point-of-sale equipment for our retail stores. The lease is for a thirty six month term.

         In December 1999, our Board of Directors approved a 1,500,000 stock repurchase program reflecting its belief that our common stock represented a significant value at its then current trading price. In January 2001, the Board approved an increase in the stock repurchase program by an additional 500,000 shares. Pursuant to these programs, we have repurchased approximately 1,635,000 shares of common stock for $5.6 million during fiscal 1999 and 2000.

         The Company has fallen below the continued listing requirements of The Nasdaq National Market in that the Company's common stock has failed to maintain a minimum bid price of $1.00. The Company has until June 28, 2001 to sustain a bid price of at least $1.00 for a minimum of 10 consecutive trading days in order to regain compliance. There can be no assurance that the listing of the Company's common stock will be continued.

         Management believes that Perfumania's borrowing capacity under the bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support the Company's working capital needs and capital expenditures, including new store openings, remodeling of existing stores and debt service for at least the next twelve months.

SEASONALITY AND QUARTERLY RESULTS

         Our operations historically have been seasonal, with generally higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Significantly higher fourth quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. Our quarterly results may vary due to the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Wholesale sales vary by fiscal quarter as a result of the selection of merchandise available for sale and the need to stock our retail stores for the Christmas holiday season. Results of any interim period are not necessarily indicative of the results that may be expected during a full fiscal year.

RECENT ACCOUNTING STANDARDS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 for our fiscal year 2001. The adoption of SFAS No. 133 will not have a material impact on the Company's consolidated statements of operations, financial position or cash flows.

         In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company complied with SAB 101 in fiscal 2000. Compliance with SAB 101 did not have a material impact on the Company's consolidated financial statements.

CHANGES IN FOREIGN EXCHANGE RATES CREATE RISK

         Although large fluctuations in foreign exchange rates could have a material effect on the prices we pay for products purchased from outside the United States, such fluctuations have not been material to our results of operations to date. Transactions with foreign suppliers generally are in United States dollars. We believe inflation has not had a material impact on our results of operations and we are generally able to pass through cost increases by increasing sales prices.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         We conduct business in the United States where the functional currency of the country is the United States dollar. As a result, we are not at risk to any foreign exchange translation exposure on a prospective basis.

         Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of February 3, 2001 and January 29, 2000, our primary source of funds for working capital and other needs is a line of credit totaling $40.0 million and $35.0 million, respectively.

         Of the $48.1 million and $34.9 million of short-term and long-term borrowings on the Company's balance sheet as of February 3, 2001 and January 29, 2000, respectively, approximately 30.3% and 11.4%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate ranging from (a) prime less .075% to prime plus 1.0% (currently 8.50%), or (b) LIBOR plus 1.75% to 3.5% depending on a financial ratio test. A hypothetical 10% adverse move in interest rates would increase fiscal year 2000 and 1999 interest expense by approximately $0.5 million and $0.9 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial information and the supplementary data required in response to this Item are as follows:


                                                                                         PAGE
                                                                                         ----

E Com Ventures, Inc. and Subsidiaries

Independent Auditors' Report, Deloitte & Touche LLP.................................      20

Report of Independent Certified Public Accountants, PricewaterhouseCoopers LLP......      21

Consolidated Balance Sheets as of February 3, 2001 and January 29, 2000.............      22

Consolidated Statements of Operations for the Fiscal Years Ended February 3, 2001,
January 29, 2000 and January 30, 1999...............................................      23

Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended
February 3, 2001,   January 29, 2000, and January 30, 1999..........................      24

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 3, 2001,
January 29, 2000, and January 30, 1999..............................................      25

Notes to Consolidated Financial Statements..........................................      26

Schedule II - Valuation and Qualifying Accounts and Reserves........................      41



INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
E Com Ventures, Inc.:

We have audited the accompanying consolidated balance sheet of E Com Ventures, Inc. and subsidiaries (the "Company") as of February 3, 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for the fiscal year ended February 3, 2001. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2001, and the results of its operations and its cash flows for the fiscal year ended February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 27, 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


To the Board of Directors and
     Shareholders of E Com Ventures, Inc.
     (formerly Perfumania, Inc.)

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of E Com Ventures, Inc. and its subsidiary, (formerly Perfumania, Inc.), (collectively, the "Company"), at January 29, 2000, and the results of their operations and their cash flows for each of the two fiscal years in the period ended January 29, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these financial statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Miami, Florida

May 12, 2000

                      E COM VENTURES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                FEBRUARY 3,       JANUARY 29,
                                                                  2001               2000
                                                              -------------      -------------
   ASSETS:
   Current assets:
      Cash and cash equivalents .........................     $   2,219,768      $   1,995,610
      Trade receivables, less allowance for doubtful
         accounts of $56,377 and $60,000 in 2001
         and 2000, respectively .........................         1,906,406          1,150,035
      Advances to suppliers .............................         5,937,106          4,826,179
      Inventories, net of reserve of $2,202,843 and
         $2,369,953 in 2001 and 2000, respectively ......        62,501,712         68,727,528
      Note and interest receivable, related party .......                --            779,594
      Prepaid expenses and other current assets .........         3,003,425            951,544
      Investments available for sale ....................           565,311                 --
                                                              -------------      -------------
         Total current assets ...........................        76,133,728         78,430,490

   Property and equipment, net ..........................        26,412,851         22,671,385
   Investment in and advances to partially-owned equity
     affiliate, net .....................................                --          2,845,972
   Goodwill and other intangible assets .................         3,558,397                 --
   Other assets, net ....................................         1,223,841          1,708,551
                                                              -------------      -------------
        Total assets ....................................     $ 107,328,817      $ 105,656,398
                                                              =============      =============

   LIABILITIES AND SHAREHOLDERS' EQUITY:
   Current liabilities:
      Bank line of credit and current portion of
         long-term debt .................................     $  34,737,058      $  32,987,608
      Accounts payable, non-affiliates ..................        12,453,497         15,666,781
      Accounts payable, affiliate .......................        13,412,811          9,350,315
      Accrued expenses and other liabilities ............         6,892,051          7,624,601
      Income taxes payable ..............................            72,707            223,098
      Subordinated note payable, affiliates .............                --          3,500,000
      Current portion of obligations under capital leases         1,551,093            391,220
                                                              -------------      -------------
        Total current liabilities .......................        69,119,217         69,743,623

   Long-term debt, less current portion .................           438,499            888,765
   Long-term portion of obligations under capital leases          2,601,434            634,571
   Convertible notes payable ............................         8,775,044          3,700,000
                                                              -------------      -------------
        Total liabilities ...............................        80,934,194         74,966,959
                                                              -------------      -------------

   Commitments and contingencies

   Shareholders' equity:
      Preferred stock, $0.1 par value, 1,000,000 shares
         authorized, none issued ........................                --                 --
      Common stock, $.01 par value, 25,000,000 shares
        authorized; 11,722,280 and 9,282,386 shares
        issued in 2001 and 2000, respectively ...........           117,224             92,825
      Additional paid-in capital ........................        71,926,355         65,440,135
      Treasury stock, at cost, 1,634,528 and
        815,646 shares in 2001 and 2000, respectively ...        (5,643,377)        (3,419,957)
      Accumulated deficit ...............................       (36,011,206)       (29,890,915)
     Notes and interest receivable from shareholder and
       officers .........................................        (3,844,278)        (1,532,649)
   Accumulated other comprehensive loss ....................       (150,095)                --
                                                              -------------      -------------
        Total shareholders' equity ......................        26,394,623         30,689,439
                                                              -------------      -------------
        Total liabilities and shareholders' equity ......     $ 107,328,817      $ 105,656,398
                                                              =============      =============

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                              FOR THE FISCAL YEAR ENDED
                                                  ---------------------------------------------------
                                                    FEBRUARY 3,       JANUARY 29,        JANUARY 30,
                                                       2001               2000               1999
                                                  -------------      -------------      -------------
  Net sales .................................     $ 206,569,581      $ 192,928,109      $ 175,255,633

  Cost of goods sold ........................       123,135,117        117,295,771        110,638,432
                                                  -------------      -------------      -------------

  Gross profit ..............................        83,434,464         75,632,338         64,617,201
                                                  -------------      -------------      -------------
  Operating expenses:
   Selling, general and administrative
      expenses ..............................        79,938,537         71,414,106         72,501,987
   Provision (recovery) for impairment of
      assets and store closings .............          (505,587)         3,427,151          1,034,717
   Depreciation and amortization ............         5,818,964          4,725,691          4,480,681
                                                  -------------      -------------      -------------
   Total operating expenses .................        85,251,914         79,566,948         78,017,385
                                                  -------------      -------------      -------------
   Loss from operations before other income
     (expense) ..............................        (1,817,450)        (3,934,610)       (13,400,184)
                                                  -------------      -------------      -------------
   Other income (expense):
     Interest expense:
      Affiliates ............................          (308,545)          (142,808)           (22,486)
      Other .................................        (8,230,910)        (6,698,693)        (4,938,365)
                                                  -------------      -------------      -------------
                                                     (8,539,455)        (6,841,501)        (4,960,851)
                                                  -------------      -------------      -------------
     Interest income:
      Affiliates ............................           287,649             94,100             43,440
      Other .................................            73,240            158,732             35,057
                                                  -------------      -------------      -------------
                                                        360,889            252,832             78,497
                                                  -------------      -------------      -------------
     Equity in loss of partially-owned
        affiliate............................        (1,388,248)        (3,164,439)                --
     Gain on sale of affiliate's
        common stock ........................         9,998,454         14,973,868                 --
     Realized loss on investments ..........        (4,819,441)                --                 --
     Miscellaneous income (expense), net ...            84,960           (117,968)            645,446
                                                  -------------      -------------      -------------
  Total other income (expense) ..............        (4,302,841)         5,102,792         (4,236,908)
                                                  -------------      -------------      -------------
  (Loss) Income before income taxes .........        (6,120,291)         1,168,182        (17,637,092)
  Provision for income taxes ................                --           (124,000)        (1,337,406)
                                                  -------------      -------------      -------------
  Net (loss) income .........................     $  (6,120,291)     $   1,044,182      $ (18,974,498)
                                                  -------------      -------------      -------------
  Basic (loss) income per common share ......     $       (0.65)     $        0.13      $       (2.85)
                                                  -------------      -------------      -------------
  Diluted (loss) income per common share ....     $       (0.65)     $        0.10      $       (2.85)
                                                  =============      =============      =============
  Weighted average number of shares
    outstanding:
    Basic ...................................         9,441,825          8,218,638          6,659,882
                                                  =============      =============      =============
    Diluted .................................         9,441,825         10,267,619          6,659,882
                                                  =============      =============      =============

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2001,
                     JANUARY 29, 2000 AND JANUARY 30, 1999





                                                                                                          ACCUMULATED
                                          COMMON STOCK       ADDITIONAL          TREASURY STOCK             OTHER
                                       -------------------     PAID-IN          ------------------       COMPREHENSIVE
                                        SHARES      AMOUNT     CAPITAL         SHARES        AMOUNT           LOSS
                                       --------     ------   -----------      --------      --------     -------------

Balance at January 31, 1998 ....     7,845,291   $ 78,453   $ 52,386,361      1,218,360    $(4,521,068)             --

Components of comprehensive
  loss:

  Net loss .....................            --         --             --             --             --              --
  Total comprehensive loss .....            --         --             --             --             --              --

Exercise of stock options ......       684,200      6,842        310,865             --             --              --
Purchases of treasury stock ....            --         --             --        294,046       (891,934)             --
Issuance of common stock .......        85,000        850        213,371             --             --              --
Proceeds on common stock to be
  issued .......................            --         --      1,529,412             --             --              --
Net change in notes and
  interest receivable from
  shareholder and officers .....            --         --             --             --             --              --
                                   -----------   --------   ------------    -----------    -----------    ------------

Balance at January 30, 1999 ....     8,614,491     86,145     54,440,009      1,512,406     (5,413,002)             --

Components of comprehensive
  income:

  Net income ...................            --         --             --             --             --              --
  Total comprehensive income ...            --         --             --             --             --              --

Exercise of stock options ......       345,383      3,454        166,298             --             --              --
Purchases of treasury stock ....            --         --             --        815,646     (3,419,957)             --
Issuance of common stock .......       235,293      2,353         (2,353)            --             --              --

Conversion of debt and accrued
  interest to common stock .....        87,219        873        316,749             --             --              --

Net change in notes and
  interest receivable from
  shareholder and officers .....            --         --             --             --             --              --

Beneficial conversion feature
  of notes payable..............            --         --      1,365,384             --             --              --

Equity in partially-owned
  affiliate.....................            --         --      9,746,256             --             --              --

Issuance of treasury stock .....            --         --       (592,208)    (1,512,406)     5,413,002              --
                                   -----------   --------   ------------    -----------    -----------    ------------

Balance at January 29, 2000 ....     9,282,386     92,825     65,440,135        815,646     (3,419,957)             --

Components of comprehensive
  loss:

  Net loss .....................            --         --             --             --             --              --
  Unrealized loss on investments            --         --             --             --             --        (150,095)


  Total comprehensive loss .....            --         --             --             --             --              --

Exercise of stock options ......       184,225      1,842        147,121             --             --              --
Purchases of treasury stock ....            --         --             --        818,882     (2,223,420)             --

Conversion of debt and accrued
  interest to common stock......     2,255,669     22,557      3,702,335             --             --              --

Net change in notes and
  interest receivable from
  shareholder and officers .....            --         --             --             --             --              --

Beneficial conversion feature
  of notes payable .............            --         --      2,636,764             --             --              --
                                   -----------   --------   ------------    -----------    -----------    ------------
Balance at February 3, 2001 ....   $11,722,280   $117,224   $ 71,926,355    $ 1,634,528    $(5,643,377)   $   (150,095)
                                   ===========   ========   ============    ===========    ===========    ============






                                                    NOTES AND
                                                     INTEREST
                                                    RECEIVABLE
                                                       FROM
                                      ACCUMULATED   SHAREHOLDER
                                       DEFICIT      AND OFFICERS        TOTAL
                                      -----------   ------------       --------

Balance at January 31, 1998 ....    $(11,960,599)   $   (814,315)   $ 35,168,832

Components of comprehensive
  loss:

  Net loss .....................     (18,974,498)             --     (18,974,498)
  Total comprehensive loss .....              --              --      18,974,498)
                                    ------------    ------------    ------------

Exercise of stock options ......              --              --         317,707
Purchases of treasury stock ....              --              --        (891,934)
Issuance of common stock .......              --              --         214,221
Proceeds on common stock to be
  issued .......................              --              --       1,529,412
Net change in notes and
  interest receivable from
  shareholder and officers .....              --         272,172         272,172
                                    ------------    ------------    ------------

Balance at January 30, 1999 ....     (30,935,097)       (542,143)     17,635,912

Components of comprehensive
  income:

  Net income ...................       1,044,182              --       1,044,182
  Comprehensive income .........              --              --       1,044,182
                                    ------------    ------------    ------------

Exercise of stock options ......              --              --         169,752
Purchases of treasury stock ....              --              --      (3,419,957)
Issuance of common stock .......              --              --              --

Conversion of debt and accrued
interest to common stock .......              --              --         317,622

Net change in notes and
  interest receivable from
  shareholder and officers .....              --        (990,506)       (990,506)

Beneficial conversion feature
  of notes payable..............              --              --       1,365,384

Equity in partially-owned
  affiliate.....................              --              --       9,746,256

Issuance of treasury stock .....              --              --       4,820,794
                                    ------------    ------------    ------------

Balance at January 29, 2000 ....     (29,890,915)     (1,532,649)     30,689,439

Components of comprehensive
  loss:

  Net loss .....................      (6,120,291)             --      (6,120,291)
  Unrealized loss on investments              --              --        (150,095)
                                    ------------    ------------    ------------
  Total comprehensive loss .....              --              --       6,270,386)
                                    ------------    ------------    ------------
Exercise of stock options ......              --              --         148,963
Purchases of treasury stock ....              --              --      (2,223,420)

Conversion of debt and accrued
  interest to common stock......              --              --       3,724,892

Net change in notes and
  interest receivable from
  shareholder and officers .....              --      (2,311,629)     (2,311,629)

Beneficial conversion feature
  of notes payable .............              --              --       2,636,764
                                    ------------    ------------    ------------
Balance at February 3, 2001 ....    $(36,011,206)   $ (3,844,278)   $ 26,394,623
                                    ============    ============    ============



          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                       FOR THE FISCAL YEAR ENDED
                                                                -------------------------------------------------------------------
                                                                FEBRUARY 3, 2001          JANUARY 29, 2000         JANUARY 30, 1999
                                                                -----------------         -----------------        ----------------
Cash flows from operating activities:
    Net (loss) income ...................................            $(6,120,291)            $  1,044,182             $(18,974,498)
Adjustments to reconcile net (loss) income to net cash
    provided by (used in) operating activities:
    Provision for deferred taxes ........................                     --                       --                1,219,856
    Provision for doubtful accounts .....................                 55,000                   60,000                       --
    Provision for inventory losses ......................                     --                  859,368                3,764,665
    Depreciation and amortization .......................              5,818,964                4,725,691                4,480,681
    Provision (recovery) for impairment of assets and
      store closings.....................................               (505,587)               3,427,151                1,034,717
    Beneficial conversion feature of debentures .........              2,636,764                1,365,384                       --
    Equity in loss of partially-owned affiliate .........              1,388,248                3,164,439                       --
    Loss on extinguishment of debt ......................                     --                  313,824                       --
    Provision for loss on investment ....................              3,727,022                       --                       --
    Gain on sale of affiliate's common stock ............             (9,998,454)             (14,973,868)                      --
    Stock compensation ..................................                     --                       --                  214,221
    Change in operating assets and liabilities (excluding
      effects of partially-owned equity affiliate):
    Trade receivables ...................................               (731,026)               2,898,812                1,077,626
    Advances to suppliers ...............................             (3,381,647)               3,239,122                 (454,265)
    Inventories .........................................              8,656,891              (15,916,419)              15,493,045
    Prepaid expenses and other current assets ...........             (1,981,881)                (394,357)                 627,471
    Tax refund receivable ...............................                     --                       --                  814,766
    Other assets ........................................                507,663               (1,357,208)                 406,940
    Accounts payable, non-affiliate .....................             (3,728,334)               1,337,768                1,020,099
    Accounts payable, affiliate .........................              7,062,496                6,045,045               (1,145,923)
    Accrued expenses and other liabilities ..............               (687,614)              (1,251,023)               2,356,398
    Income taxes payable ................................               (150,391)                (262,000)                 (20,006)
                                                                     -----------             ------------             ------------
    Net cash provided by (used in) operating activities .              2,567,823               (5,674,089)              11,915,793
                                                                     -----------             ------------             ------------
Cash flows from investing activities:
    Additions to property and equipment .................             (4,298,081)              (3,971,356)              (9,495,824)
    Acquisition, net of cash acquired ...................             (1,534,769)                      --                       --
    Dividend from partially-owned equity affiliate ......                     --                  450,000                       --
    (Purchases) proceeds of investments available
      for sale ..........................................             (1,497,027)                 176,125                       --
                                                                     -----------             ------------             ------------
    Net cash used in investing activities ...............             (7,329,877)              (3,345,231)              (9,495,824)
                                                                     -----------             ------------             ------------
Cash flows from financing activities:
    Net borrowings (repayments) under bank line of credit
      and loans payable .................................                691,439               (2,578,830)              (2,640,029)
    Net decrease due to related parties .................                     --                       --                 (304,483)
    Principal payments under capital lease obligations ..               (853,735)                (402,369)                (981,916)
    Net advances to shareholder and officers ............             (2,311,629)              (1,770,100)                 272,172
    Proceeds from note and interest receivable,
      related party......................................                779,594                       --                       --
    Proceeds from issuance of common stock
      (stock subscription) ..............................                    --                        --                2,000,000
    Payment of redeemable common equity
      (stock subscription)...............................                     --                 (470,588)                      --
    Repayments under subordinated debt ..................             (6,500,000)              (4,500,000)                      --
    Issuance of convertible notes payable ...............              9,000,000                4,000,000                       --
    Repayments of convertible notes payable..............               (245,000)                      --                       --
    Proceeds from sale of affiliate common stock ........              6,500,000               18,241,419                       --
    Proceeds from exercise of stock options .............                148,963                  169,752                  317,707
    Purchases of treasury stock .........................             (2,223,420)              (3,419,957)                (891,934)
                                                                     -----------             ------------             ------------
    Net cash provided by (used in) financing activities .              4,986,212                9,269,327               (2,228,483)
                                                                     -----------             ------------             ------------
Increase in cash and cash equivalents ...................                224,158                  250,007                  191,486
Cash and cash equivalents at beginning of period ........              1,995,610                1,745,603                1,554,117
                                                                     -----------             ------------             ------------
Cash and cash equivalents at end of period ..............            $ 2,219,768             $  1,995,610             $  1,745,603
                                                                     ===========             ============             ============

          See accompanying notes to consolidated financial statements.

                              E COM VENTURES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2001,
                     JANUARY 29, 2000 AND JANUARY 30, 1999

NOTE 1 - NATURE OF BUSINESS

       E Com Ventures, Inc., a Florida Corporation (the "Company") is structured as a holding company that owns and operates Perfumania Inc. ("Perfumania") a Florida Corporation which is a specialty retailer and wholesaler of fragrances and related products and perfumania.com, inc., an Internet retailer of fragrance and other specialty items. We also provide Internet fulfillment and services to other companies. The core of our business is related to the distribution of fragrances and related products.

       The Company previously operated under the name Perfumania, Inc. ("Perfumania"). In order to provide greater flexibility for expansion, broaden the alternatives available for future financing and generally provide for greater administrative and operational flexibility, on February 1, 2000, we reorganized into the holding company structure with the Company as the holding company and Perfumania as a wholly owned subsidiary.

       Perfumania is incorporated in Florida and operates under the name Perfumania. Perfumania's retail stores are located in regional malls, manufacturer's outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at February 3, 2001, January 29, 2000, and January 30, 1999 were 257, 276 and 289, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

       Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

       The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 2000, 1999 and 1998 refers to the years ended February 3, 2001, January 29, 2000 and January 30, 1999, respectively. The fiscal year ended February 3, 2001 included 53 weeks as compared to 52 weeks for the fiscal years ended January 29, 2000 and January 30, 1999, respectively.

MANAGEMENT ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to the allowance for doubtful accounts, inventory reserves, self insured health care reserves, long-lived asset impairments and estimated useful lives of property and equipment. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The equity method of accounting is used for investments in which the Company has significant influence which generally represents common stock ownership or partnership equity of at least 20% and not more than 50%. As of January 29, 2000, Perfumania's investment in and advances to partially-owned equity affiliates consisted of a 26.67% (two million shares) interest in perfumania.com, inc. which totaled approximately $2.6 million and advances in the amount of approximately $0.2 million. The Company's accumulated deficit as of February 3, 2001 and January 29, 2000 includes the equity in the net loss of perfumania.com, inc. totaling approximately $1.4 million and $3.2 million, respectively. Effective May 2000, perfumania.com became a wholly owned subsidiary of the Company (see Note 11).

REVENUE RECOGNITION

       Revenue from wholesale transactions is recorded upon shipment of inventory. Revenue from retail sales is recorded, net of discounts, upon customer purchase.

CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ADVANCES TO SUPPLIERS

       Advances to suppliers represent prepayments to vendors on pending inventory purchase orders.

INVENTORIES

       Inventories, consisting of finished goods, are stated at the lower of cost or market, cost being determined on a weighted average cost basis. The cost of inventory includes product cost and freight charges. Provision for potentially slow moving or damaged inventory is recorded based on management's analysis of inventory levels, turnover ratios, future sales forecasts and through specific identification of obsolete or damaged merchandise.

PROPERTY AND EQUIPMENT

       Property and equipment is carried at cost, less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including probable renewal periods, or the estimated useful lives of the improvements, generally ten years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income currently.

GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill and other intangible assets represents the excess purchase price paid over net assets of businesses acquired (see Note 3 and Note 11) under the purchase method of accounting and is amortized on a straight-line basis over the period of expected benefit, generally five years. Accumulated amortization for goodwill and other intangible assets as of February 3, 2001 was $532,389. The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful life of the goodwill has changed or that the remaining balance of goodwill may not be recoverable.

INCOME TAXES

       Income tax expense is based principally on pre-tax financial income. Deferred tax assets and liabilities are recognized for the difference between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not to be realized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

       Basic income (loss) per common share is computed by dividing income
(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes, in periods in which they have a dilutive effect, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years, and the dilutive effect of those convertible notes which are convertible into common stock.

         Basic and diluted income (loss) per share are computed as follows:


                                                                                       FISCAL YEAR
                                                               ------------------------------------------------------------
                                                                   2000                    1999                    1998
                                                               -----------             -----------            ------------
Numerator:
   Net income (loss): .............................            $(6,120,291)            $ 1,044,182            $(18,974,498)
                                                               -----------             -----------            ------------
Denominator:
   Denominator for basic income (loss) per
     share(1) .....................................              9,441,825               8,218,638               6,659,882

Effect of dilutive securities:
   Options to purchase common stock and convertible
     notes.........................................                     --               2,048,981                      --
                                                               -----------             -----------            ------------

   Denominator for dilutive income (loss)
     per share(1) .................................              9,441,825              10,267,619               6,659,882
                                                               ===========             ===========            ============

Antidilutive securities not included in the diluted earnings (loss) per share computation:

   Options to purchase common stock ...............              2,280,459                  68,250               1,758,600

                   Exercise price                            $0.41 - $5.38           $3.75 - $5.38            $0.41 - $2.75


---------------
(1) The fiscal year 1998 amounts include the weighted average effect of 235,293 shares, which were contingently issuable as of January 30, 1999.


FAIR VALUE OF FINANCIAL INSTRUMENTS

       Statement of Financial Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments" ("SFAS 107"), requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

         - The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature;

         - The fair value of investments are based on quoted market prices, if available;

         - The fair value of the Company's bank line of credit, convertible notes payable, obligations under capital leases and loans payable are based on current interest rates and repayment terms of the individual notes, and;

         - Long-term severances payable approximates fair value because discounted cash flows using current interest rates for debt with similar characteristics and maturity were used to estimate its carrying value.

ASSET IMPAIRMENT

       The Company reviews long-lived assets and makes a provision for impairment whenever events or changes in circumstances indicate that the projected cash flows of related activities may not provide for cost recovery. An impairment loss is generally recorded when the net book value of assets exceeds projected undiscounted future cash flows on a store by store basis. The impairment loss is determined based on the difference between the net book value and the fair value of the assets, at a particular store location. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified.

STOCK BASED COMPENSATION

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides pro forma disclosure of net income and earnings per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123") had been applied in measuring compensation expense for options granted to employees and directors in 2000, 1999 and 1998. In accordance with APB 25 compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock (See Note 11 for proforma disclosure).

UNREALIZED LOSS ON INVESTMENTS

         Equity securities classified as available for sale are adjusted to fair market value as of the balance sheet date based on quoted market prices. The related unrealized loss on investments is reflected in accumulated other comprehensive loss on the consolidated statements of changes in shareholders' equity. Realized losses on investments resulting from the sale or permanent adjustment in fair market values of securities classified as available for sale are included in the results of operations.

PRE-OPENING EXPENSES

         Pre-opening expenses related to opening new stores are expensed as incurred.

SHIPPING AND HANDLING FEES AND COSTS

         In September 2000, the Emerging Issues Task Force ("EITF") reached a consensus in EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," requiring that shipping and handling fees must be classified as revenues. As a result, the Company has reclassified income generated from shipping and handling fees from cost of goods sold to revenues for fiscal year 2000. Shipping and handling fees were not reclassified in fiscal 1999 and 1998 as these amounts were insignificant. The Company classifies the costs related to shipping and handling as cost of goods sold.

ADVERTISING COSTS

         Advertising costs are charged to expense when incurred.

RECLASSIFICATION

         Certain fiscal 1999 and 1998 amounts have been reclassified to conform with the fiscal 2000 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for financial statements for fiscal years beginning after June 15, 2000. We will adopt SFAS No. 133 for our fiscal year 2001. The adoption of SFAS No. 133 will not have a material impact on the Company's consolidated statements of operations, financial position or cash flows.

       In December 1999, the Securities and Exchange Commission staff released Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements. The Company complied with SAB 101 in fiscal 2000. Compliance with SAB 101 did not have a material impact on the Company's consolidated financial statements.

NOTE 3 - ACQUISITION

         In August 2000, Perfumania purchased six fragrance retail locations for approximately $2.2 million. The purchase price was offset against advances previously paid to the seller to source merchandise for Perfumania. The acquisition was accounted for as an asset purchase and accordingly, the results of operations are included in the Company's consolidated statement of operations from the date of acquisition. The cost of the acquisition has been allocated to the assets acquired based on their fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 million has been recorded as an intangible asset and is being amortized over 5 years. The retail locations acquired are not material to the Company's results of operations for fiscal year 2000, therefore no proforma results are presented.

NOTE 4 - STATEMENTS OF CASH FLOWS

Supplemental disclosures of non-cash investing and financing activities:


                                                                   FISCAL YEAR ENDED
                                                ----------------------------------------------------------
                                                   FEBRUARY 3           JANUARY 29,            JANUARY 30,
             NON-CASH TRANSACTIONS                    2001                 200                    1999
             ---------------------               --------------       ---------------          -----------
Equipment under capital leases .........            $3,980,471            $  446,121            $       --
Unrealized loss on investments .........               150,095                    --                    --
Change in equity investment in affiliate
  as part of an initial public offering                     --             9,746,256                    --
Subordinated debt issued to affiliate ..             3,000,000             8,000,000                    --
Reduction in accounts payable associated
  with the exchange of treasury stock
  with an affiliate......................                   --             4,506,970                    --
Treasury stock issued in exchange for a
  reduction of debt owed to an affiliate                    --             4,820,794                    --
Conversion of debt and accrued interest
  payable in exchange for common stock .             3,724,892               317,622                    --

Cash paid during the period for:

   Interest ............................            $6,116,313            $4,801,069            $4,830,230
   Income taxes ........................            $  150,391            $       --            $   20,000



NOTE 5 - PROPERTY AND EQUIPMENT

       Property and equipment includes the following:


                                                                                                  ESTIMATED
                                                                 FEBRUARY 3,     JANUARY 29,     USEFUL LIVES
                                                                    2001             2000        (IN YEARS)
                                                               --------------   --------------   ------------
                 Furniture, fixtures and equipment              $ 21,492,091    $ 17,828,590           5-7
                 Leasehold improvements                           21,513,831      20,593,452            10
                 Equipment under capital leases                    6,238,959       4,459,103             5
                                                                ------------    ------------
                                                                  49,244,881      42,881,145

                 Less: Accumulated depreciation and
                 amortization                                    (22,832,030)    (20,209,760)
                                                                -------------   ------------
                                                                $ 26,412,851    $ 22,671,385
                                                                ============    ============


       Depreciation expense for fiscal years 2000, 1999, and 1998 was $5,229,185, $4,725,691 and $4,480,681, respectively. Accumulated depreciation for equipment under capital leases was $1,842,650 and $3,275,191 as of February 3, 2001 and January 29, 2000, respectively.

NOTE 6 - RELATED PARTY TRANSACTIONS

       Notes receivable from a shareholder and officers were $3,844,278 and $1,532,649 as of February 3, 2001 and January 29, 2000, respectively. The notes are unsecured, mature December 31, 2001 and bear interest at 8% per annum. Principal and interest are payable in full at maturity. Total interest income recognized during fiscal years 2000, 1999, and 1998 was approximately $247,000, $70,000 and $43,000, respectively. Accrued interest receivable at February 3, 2001 and January 30, 1999 amounted to approximately $12,000 and $155,000, respectively. In January 2001, the Company received 250,000 shares of common stock of TakeToAuction.Com, Inc. ("Take To Auction") valued at $252,500 as partial payment on the note receivable from the shareholder. The payment amount was based on a per share price of $1.01 which represents 90% of the closing price of Take To Auction's common stock for the 30 business days prior to transfer to the Company. Ilia Lekach, Chairman and Chief Executive Officer and Horacio Groisman, M.D. one of our Directors, are also the Chairman and Vice Chairman, respectively, of Take To Auction. In March 2001, the Company received a principal payment from the shareholder of $500,000.

         Note and interest receivable, related party totaled $779,594 as of January 29, 2000. This note was issued in October 1999 and bore interest at the rate charged by the Company's major lender and totaled approximately $23,000 as of January 29, 2000. The note, including accrued interest, was repaid in April 2000.

         Purchases of products from Parlux Fragrances, Inc. ("Parlux"), whose Chairman of the Board of Directors and Chief Executive Officer is the same individual as the Company's Chairman of the Board of Directors and Chief Executive Officer, amounted to approximately $22,149,000, $30,100,000, and $24,333,000, in fiscal years 2000, 1999 and 1998, representing approximately 20%, 22% and 24%, respectively, of the Company's total purchases. The amount due to Parlux on February 3, 2001 and January 29, 2000 was approximately $13,413,000 and $12,850,000, respectively, which includes a $3,500,000 subordinated secured note payable and $9,350,000 of accounts payable as of January 29, 2000. Accounts payable due to Parlux are non-interest bearing.

         On June 1, 2000, Perfumania signed a $5,000,000 subordinated note agreement with Parlux. The note included the refinancing of a $2,000,000 balance due to Parlux remaining under a previous $8,000,000 subordinated secured note dated October 4, 1999, and a reduction of $3,000,000 in trade payables due to Parlux. The note was due on December 29, 2000 with various periodic principal payments, bore interest at prime plus 1% and was subordinate to all bank related indebtedness. The note was repaid in full in December 2000.

         On August 31, 1999, the Company transferred 1,512,406 shares of the Company's treasury stock to Parlux in consideration for a partial reduction of the Company's outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $2.98, which approximated 90% of the closing price on the Company's common stock for the previous 20 business days. As a result of the transaction, the Company recorded a loss of approximately $314,000 which was charged to cost of goods sold in the third quarter of fiscal year 1999.

         In December 1999, the Company loaned $1,000,000 to Take To Auction. Due to the uncertainty of collectability of the Note, the Company wrote off the Note and the related interest receivable which together totaled approximately $1.0 million as of January 29, 2000. The related expense is included in the provision for impairment of assets and store closings in the accompanying consolidated statements of operations in fiscal year 1999. The Company converted the loan into 138,889 shares of the Take To Auction common stock and, as a result of Take To Auction's successful initial public offering, the $1.0 million principal balance and related interest previously expensed was reversed in the first quarter of fiscal 2000.

         In March 2000, the Company loaned an additional $1,000,000 to Take To Auction. The note was repaid in full in June 2000. In connection with both the December 1999 and March 2000 loans to Take To Auction, the Company was granted warrants (the "Warrants") to purchase a total of 200,000 shares of the common stock of Take To Auction at $8 per share. The Warrants may be exercised in whole or in part at any time commencing on the business day immediately following the effective date of the Registration Statement and expiring on the first anniversary of the effective date of the Registration Statement.

         In October 2000, the Company entered into a six month service agreement with Take To Auction to provide distribution and logistic functions for the affiliate. This agreement will automatically renew for successive one-year terms unless otherwise terminated. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. The service fee is variable based on volume of Take To Auction's sales, however, it includes monthly minimum fees if specified volume levels are not reached. Such fees range from $11,000 to $20,000 per month. Based on volume levels for fiscal year 2000, service fees totaled approximately $72,000 and is included in miscellaneous income (expense) net, in the accompanying consolidated statements of operations.

         In October 2000, Take To Auction loaned the Company $500,000. The loan was unsecured with interest at the rate charged by the Company's major lender. The loan, including interest, was repaid in December 2000.

         In May 2000 and July 2000, the Company entered into severance agreements with two executive officers. Based upon the borrowing interest rate on our line of credit, the Company discounted the future payments required by these agreements resulting in a charge of approximately $724,000. In addition, in January 2001, the Company entered into a severance agreement with another executive officer and incurred a charge of approximately $371,000. The resulting expense is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for fiscal year 2000.

         In the fourth quarter of 1998, the Company entered into severance agreements with two executive officers. Based upon the borrowing interest rate on the Company's line of credit, the Company discounted the future payments required by these agreements resulting in a charge of approximately $1,900,000. Under the terms of the agreements, both officers will receive severance payments over a three-year term beginning December 1998. The resulting expense is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for fiscal year 1998. In addition, as part of the severance agreement with one of the executive officers, the officer received 429,000 shares of common stock at no cost and, accordingly, the Company recorded additional compensation expense of approximately $176,000. In October 1999, the Company and one of the former officers agreed to a lump sum payment in the amount of $500,000 in full settlement for the total remaining liability payable by the Company. Accordingly, the Company reversed approximately $200,000 of the then outstanding accrued liability, representing the difference between the agreed upon payment amount and the then outstanding liability.

         Prior to signing an employment agreement effective February 1, 1999, the Company's Chief Executive Officer provided consulting services to the Company. Total consulting expense to this officer was $500,000 during fiscal 1998. From time to time, the Chief Executive Officer provides personal guarantees to various product suppliers.

NOTE 7 - BANK LINE OF CREDIT AND NOTES PAYABLE

       The bank line of credit and notes payable consist of the following:


                                                                             FEBRUARY 3,             JANUARY 29,
                                                                                2001                     2000
                                                                            ------------             ------------
Bank line of credit, interest payable monthly, expiring May 12,
2003, secured by a pledge of substantially all of Perfumania's
assets (see below) .............................................            $ 33,526,504             $ 30,906,247

Notes payable bearing interest ranging from  8.8%-10.8%, payable in monthly installments ranging from $450 - $12,487 including
interest, through March 2003, secured by fixtures ..............                 693,166                1,636,140

Note payable bearing interest at 10.25%, payable in monthly
installments of $50,000, including interest, through April
2000 ...........................................................                      --                  118,901

Severances payable bearing interest at 9.5% payable in monthly installments  ranging from $4,000 - $22,000 including interest,
through December 2002, .........................................                 955,887                  437,014

Notes payable bearing interest at 10.25%, payable in monthly installments of $75,000, including interest, with final payment
of $65,736 in November 2000 ....................................                      --                  778,071
                                                                            ------------             ------------
                                                                              35,175,557               33,876,373
Less: current portion ..........................................             (34,737,058)             (32,987,608)
                                                                            ------------             ------------
Long-term portion ..............................................            $    438,499             $    888,765
                                                                            ============             ============


       The aggregate maturities of the bank line of credit and notes payable at February 3, 2001 are as follows:

                         FISCAL YEAR
                         -----------
                         2001............   $ 34,737,058
                         2002............        406,638
                         2003............         31,861
                         2004............             --
                         2005............             --
                                            ------------
                                            $ 35,175,557
                                            ============

         On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Credit LLC that provides for borrowings of up to $40 million to support normal working capital requirements and other general corporate purposes. Proceeds from this facility were used to refinance the previous credit facility with LaSalle National Bank. Advances under the line of credit are based on a formula of eligible inventories and bore interest at the lender's prime rate for the first six months of the term. After the first six months, the interest rate adjusts on a quarterly basis and varies at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of February 3, 2001, the credit facility bore interest at 8.5%. Advances are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender.

         As of February 3, 2001, Perfumania was not in compliance with the fixed charge coverage ratio, leverage ratio and a limit on the amount of capital expenditures for fiscal year 2000. On April 26, 2001 Perfumania obtained a waiver from GMAC for all instances of non-compliance as of February 3, 2001, as well as for prior instances of non-compliances as of the third quarter of fiscal 2000. In addition, GMAC made certain modifications to the credit facility making these covenants and ratios less restrictive effective fiscal 2001. On February 3, 2001, Perfumania had approximately $1.2 million available under the line of credit.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

         On March 9, 2000, the Company entered into a Securities Purchase Agreement and issued an aggregate of $4 million worth of Series C Convertible Notes, which are convertible into our common stock. The notes contain a beneficial conversion feature of approximately $1.2 million which was recorded as a non-cash interest charge to income in the first quarter of fiscal year 2000. The notes bear interest at 8% and are payable in March 2003. The agreement required the Company to file a registration statement with the Securities and Exchange Commission which was filed in July 2000. The conversion price is the lower of (A) $9.58 per share, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible notes. As of February 3, 2001, approximately $3.2 million was outstanding on the Series C Convertible Notes.

         On March 27, 2000, the Company entered into a Securities Purchase Agreement and issued an aggregate of $5 million worth of Series D Convertible Notes, which are convertible into our common stock. The notes contain a beneficial conversion feature of approximately $1.4 million which was recorded as a non-cash interest charge to income in the first quarter of fiscal year 2000. The notes bear interest at 8% and are payable in March 2003. The agreement required the Company to file a registration statement with the Securities and Exchange Commission which was filed in July 2000. The conversion price is the lower of (A) $7.76 per share, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible notes. As of February 3, 2001, approximately $3.8 million was outstanding on the Series D Convertible Notes.

         In April 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series A Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $385,000 which was recorded as a non-cash interest charge to income in the first quarter of fiscal year 1999. The notes bear interest at 8% and are payable in April 2002. The agreement required the Company to file a registration statement with the Securities and Exchange Commission which was filed in July 2000. The conversion price is the lower of
(A) $4.35 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by
(2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible notes. As of February 3, 2001, approximately $198,000 was outstanding on the Series A Convertible Notes.

         In July 1999, the Company entered into a Securities Purchase Agreement and issued an aggregate of $2 million worth of its Series B Convertible Notes, which are convertible into common stock. The notes contain a beneficial conversion feature of approximately $981,000 which was recorded as a non-cash interest charge to income in the second quarter of fiscal year 1999. The Notes bear interest at 8% and are payable in July 2002. The agreement required the Company to file a registration statement with the Securities and Exchange Commission which was filed in July 2000. The Conversion Price is the lower of
(A) $3.40625 per share, subject to adjustment or (B) the floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible notes. As of February 3, 2001, approximately $1.6 million was outstanding on the Series B Convertible Notes.

         The holders of the Series A, B, C and D Convertible Notes are restricted from converting to the extent that the holder owns more than 9.9% of our outstanding common stock.

         In February 2001, the Company entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with the holders of the Company's outstanding Series A, B, C, and D Convertible Notes. The Agreement provides that the Company has the monthly option to repurchase the entire $8.8 million outstanding convertible notes over an eleven month period beginning February

2001, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock. As of April 27, 2001, the Company had repaid $800,000 to the note holders.

NOTE 9 - IMPAIRMENT OF ASSETS

         Based on a review of the Company's retail store locations with negative cash flows, the Company recognized non-cash impairment charges relating to its retail segment of approximately $0.5 million, $1.6 million and $1.0 million during the fiscal years ended 2000, 1999 and 1998, respectively. These charges were determined based on the difference between the carrying amounts of the assets, representing primarily fixtures and leasehold improvements, at particular store locations and the fair value of the assets on a store by store basis. The estimated fair values are based on anticipated future cash flow discounted at a rate commensurate with the risk involved. These impairment losses are included in provision for impairment of assets and store closings in the accompanying consolidated statements of operations.

NOTE 10 - INCOME TAXES

         The provision for income taxes is comprised of the following amounts:


                                                FISCAL YEAR ENDED
                               ----------------------------------------------------------
                                FEBRUARY 3,           JANUARY 29,           JANUARY 30,
                                  2001                  2000                    1999
                               -----------             ---------             -----------
Current:
   Federal ...........         $        --             $(124,000)            $        --
   State .............                  --                    --                (117,550)
                               -----------             ---------             -----------
                                        --              (124,000)               (117,550)
                               -----------             ---------             -----------

Deferred:
   Federal ...........                  --                    --              (1,219,856)
   State .............                  --                    --                      --
                               -----------             ---------             -----------
                                        --                    --              (1,219,856)
                               -----------             ---------             -----------
Total tax provision...         $        --             $(124,000)            $(1,337,406)
                               ===========             =========             ===========

       The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:


                                                              FISCAL YEAR ENDED
                                              -----------------------------------------------
                                               FEBRUARY 3,       JANUARY 29,      JANUARY 30,
                                                 2001              2000              1999
                                              -----------       -----------       -----------
Benefit (provision) at federal statutory
  rates.................................      $ 2,080,899       $  (492,514)      $ 7,161,669
Valuation allowance against current year
  benefit...............................               --                --        (7,161,669)
State taxes ............................               --                --          (117,550)
Non deductible expenses ................       (2,221,453)         (709,450)               --
(Increase) reduction in the valuation
  allowance.............................          (44,370)        1,072,545        (1,219,856)
Other ..................................          184,924             5,419                --
                                              -----------       -----------       -----------
Provision for income taxes .............      $        --       $  (124,000)      $(1,337,406)
                                              ===========       ===========       ===========

       Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities:

                                                             FEBRUARY 3,        JANUARY 29,
                                                                2001               2000
                                                            ------------       ------------
 Assets:
    Net operating loss and tax credit
       carryforwards .................................      $  5,728,264       $  3,781,476
    Inventory ........................................         1,207,816          2,155,336
    Property and equipment ...........................         2,803,943          2,659,469
    Allowance for doubtful accounts and other ........           116,286             73,368
    Reserves .........................................           502,056          2,849,638
    Goodwill .........................................           137,823                 --
    Unrealized loss on securities ....................         1,129,767                 --
    Other ............................................            86,012            148,310
                                                            ------------       ------------
 Total deferred tax assets ...........................        11,711,967         11,667,597
 Valuation allowance .................................       (11,711,967)       (11,667,597)
                                                            ------------       ------------
 Net deferred tax assets .............................      $         --       $         --
                                                            ============       ============

During fiscal 2000, a valuation allowance of $11,711,967 was provided for deferred tax assets as management believes that it is more likely than not that the benefit of the deferred tax asset will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. The Company has net operating loss carryforwards of approximately $14.5 million, which begin to expire in the year 2017.

NOTE 11 - STOCKHOLDERS' EQUITY

STOCK SUBSCRIPTION

       In March 1999, the Company entered into Subscription Agreements for the sale of 235,293 shares of our common stock to a group of private investors at the agreed upon price of $8.50 per share. The proceeds of $2 million were received in January 1999. The Subscription Agreements required that the Company file the appropriate registration statement with the Securities and Exchange Commission within six months from the date of the Subscription Agreements to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price was less than $8.50 per share, the Company was obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the closing bid price of the Company's common stock on the effective date of the registration statement multiplied by the number of shares issued under the Subscription Agreements or 2) the product of $2.00 multiplied by the number of shares issued under the Subscription Agreements. As of January 30, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying consolidated balance sheets. The Company filed a registration statement in September 1999. Since the market price was less than $8.50 per share on the effective date of the registration statement, the Company reimbursed the investor group $470,588 in October 1999.

INVESTMENT IN AFFILIATE

       During September 1999, perfumania.com, inc., the Company's then wholly owned subsidiary, completed an initial public offering (the "Offering") of its common stock representing approximately 47% of the common stock outstanding following the Offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company. The Company recorded a gain on its sale of the 1,000,000 shares of perfumania.com, inc. common stock in the Offering totaling approximately $5.9 million. The gain was recorded net of issuance costs of approximately $1.1 million which included the Company's portion of the fair value of common stock warrants issued by perfumania.com, inc. (approximately $0.4 million) and is included in gain on sale of affiliate's common stock in the accompanying consolidated statement of operations. In connection with the public offering, the Company recorded a $9.7 million increase in additional paid-in capital representing its then 53% (four million shares) interest in perfumania.com, inc.'s net proceeds in the initial public offering under the equity method of accounting.

       On October 4, 1999, Perfumania sold certain assets to perfumania.com, inc. consisting primarily of an e-commerce greeting card website for $500,000, of which $450,000 was reflected as a dividend, since the Company's cost basis in such assets amounted to $50,000.

       During December 1999, Perfumania signed an Option Agreement (the "Agreement") with an investment firm granting the investment firm two options to acquire up to 2,500,000 shares of perfumania.com, inc. from the Company for consideration in the amount of $12,500. The first option provided that the investment firm could purchase 2,000,000 shares for $6.00 per share on or prior to January 15, 2000 and provided that this option was exercised, a second option to purchase 500,000 shares for $8.00 per share on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Agreement. The investment firm exercised the first option for the 2,000,000 shares on January 11, 2000 and the Company realized proceeds of $12,000,000. As a result, we recognized a gain of approximately $9.1 million which is included in the accompanying consolidated statement of operations for fiscal year 1999 as a gain on sale of affiliate's common stock. The Agreement provided that when the first option was exercised, nominees of the investment firm would be appointed to constitute the majority of the members of the Board of Directors of perfumania.com, inc. subject to satisfaction of applicable SEC regulations. Subject to the exercise of the first option, the Agreement limited the amount of shares of perfumania.com, inc. that could be sold by the Company, as well as the timing of these sales.

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

       In May 2000, the Company acquired from EDC 100% of the outstanding common stock of perfumania.com, inc., in exchange for 400,000 shares of EDC common stock. As a result, perfumania.com, inc. became a wholly owned subsidiary of the Company. The acquisition of perfumania.com, inc. has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. Tangible assets acquired consisted primarily of merchandise inventories. Based on an independent appraisal, the transaction was valued at approximately $4.7 million. As a result, the Company recognized a gain of approximately $4.5 million, which is included in the accompanying consolidated statement of operations fiscal year 2000 as gain on sale of affiliate's common stock. The excess of the purchase price over the fair value of tangible net assets acquired of approximately $2.9 million is included in goodwill in the accompanying consolidated balance sheets and is being amortized over 5 years. The results of operations for perfumania.com, inc. are included with our results from the date of acquisition. Prior to May 2000, our ownership in EDC was accounted for under the equity method of accounting. The acquisition of perfumania.com, inc. was not material to the Company's results of operation, and therefore no proforma results are presented.

       Additionally, in May 2000 the Company sold 100,000 shares of EDC common stock for $2.5 million to a majority shareholder of EDC, and in a related transaction, the second option of the Agreement was exercised and an investment firm acquired from us 500,000 shares of EDC common stock at $8.00 per share. As a result of these transactions, the Company received total cash proceeds of $6.5 million and realized a gain of approximately $5.5 million. As of January 29, 2000, Perfumania's investment in and advances to partially-owned equity affiliates consisted of a 26.67% (two million shares) interest in perfumania.com, inc. which totaled approximately $2.6 million and advances in the amount of approximately $0.2 million. Effective May 2000, perfumania.com became a wholly owned subsidiary of the Company.

       In December 2000, the Company wrote off the remaining investment in EDC of approximately $0.6 million, representing 1,000,000 shares of EDC's common stock, due to EDC ceasing operations. This loss is included in realized loss on investments on the accompanying consolidated statement of operations for fiscal year 2000.

INVESTMENTS AVAILABLE FOR SALE

       During fiscal year 2000, the Company purchased 314,000 shares of Take To Auction for approximately $2.5 million. In June 2000, the Company acquired approximately 139,000 shares of Take to Auction's common stock upon conversion of a $1 million convertible promissory note receivable from them. In January 2001, the Company received 250,000 shares of Take To Auction's common stock as partial payment on a loan receivable from an officer of the Company. As of February 3, 2001, the Company owns approximately 703,000 shares of Take To Auction's common stock representing approximately 9.5% of their total outstanding shares.

       As of February 3, 2001, the market price for Take to Auction's common stock was below the Company's average cost per share of $5.38. Management believes the Take To Auction concept has merit and it expects that their results of operations and market value will improve in the future. However, in consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company has recorded a non-cash charge of approximately $3.1 million in realized loss on investments on the consolidated statements of operations.

       During fiscal year 2000, the Company purchased for cash totaling approximately $1.6 million approximately 343,000 shares of common stock of The Sportman's Guide, Inc. ("SGI"), representing approximately 7.0% of SGI's outstanding shares of common stock. SGI is a marketer of value priced outdoor gear and general merchandise. During fiscal year 2000, the Company sold approximately 340,000 shares of SGI and realized a loss on the sale of these securities of approximately $1.1 million, which is included in realized loss on investments on the accompanying consolidated statements of operations.

       All investments, with the exception of the Company's 1,000,000 shares of EDC, are accounted for as available-for-sale securities and are carried at fair value based on quoted market prices pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in comprehensive income (loss) and is included in shareholders' equity as accumulated other comprehensive loss on the accompanying consolidated balance sheet as of February 3, 2001.

PREFERRED STOCK

       The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without stockholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of February 3, 2001, no preferred stock had been issued.

TREASURY STOCK

       In December 1999, the Company's Board of Directors approved a 1,500,000 stock repurchase program. On January 12, 2001, the Board approved an increase in the stock repurchase program by an additional 500,000 shares. Pursuant to these programs, we have repurchased approximately 1,635,000 shares of common stock for $5.6 million during fiscal 1999 and 2000.

STOCK OPTION PLANS

       Under the Company's 2000 Stock Option Plan (the "Stock Option Plan") and 2000 Directors Stock Option Plan (the "Directors Plan") (collectively, the "Plans"), both of which superseded the previously existing plans effective October 2000, 1,500,000 shares of common stock and 120,000 shares of common stock, respectively, are reserved for issuance upon exercise of options. Additionally, the number of shares available under the Stock Option Plan shall automatically increase each year by 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 2,000 shares of common stock upon election as a director of the Company and an automatic grant of 4,000 shares of common stock upon such person's re-election as a director of the Company, in both instances at an exercise price equal to the fair value of the common stock on the date of grant.

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

       The Company has elected to follow the measurement prescribed by APB 25. Had compensation costs for the Company's Plans been determined based on the fair market value at the grant dates of options granted consistent with the method of SFAS 123, the Company's net income (loss) and diluted net income (loss) per share would have been reduced to the pro forma amounts indicated below:


                                                     FISCAL YEARS
                               --------------------------------------------------------
                                    2000                 1999                 1998
                               --------------       --------------       --------------
Net income (loss):
  As reported ...........      $   (6,120,291)      $    1,044,182       $  (18,974,498)
  Proforma ..............      $   (6,685,352)      $     (341,025)      $  (19,735,008)

Diluted net income (loss)
  per share:
  As reported ...........      $        (0.65)      $         0.10       $        (2.85)
  Pro forma .............      $        (0.71)      $        (0.03)      $        (2.96)


       In calculating the pro forma net income (loss) per share for 2000, 1999 and 1998, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal 2000, 1999 and 1998:

                                 2000         1999           1998
                             -----------  -----------     --------
      Expected life (years)      7 years  3 - 7 years  3 - 7 years
      Interest rate......          6.07%        4.72%        6.02%
      Volatility.........           101%         126%         102%
      Dividend yield.....             0%           0%           0%

       Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant.

       A summary of the Company's option activity, and related information for each of the three fiscal years ended February 3, 2001 is as follows:

                                                 2000                            1999                             1998
                                   ------------------------------- -------------------------------  ------------------------------
                                                       WEIGHTED                         WEIGHTED                        WEIGHTED
                                                        AVERAGE                          AVERAGE                         AVERAGE
                                                      EXERCISABLE                      EXERCISABLE                     EXERCISABLE
                                        SHARES           PRICE          SHARES            PRICE          SHARES           PRICE
                                   --------------- --------------- ---------------  --------------- --------------- -----------
Outstanding at beginning of year.     1,986,850       $    1.31       1,758,600        $    0.46       1,724,150         $ 3.18
Granted.......................          590,500            2.80         624,250             3.30       1,926,750(1)        0.46
Exercised.....................         (184,225)           0.68        (345,383)            0.50        (684,200)          0.45
Cancelled.....................         (112,666)           4.08         (50,617)            0.50      (1,208,100)(1)       2.99
                                       ---------                       --------                       ----------
Outstanding at end of year....         2,280,459      $    1.61        1,986,850       $    1.31       1,758,600         $ 0.46
                                       =========                       =========                      ==========
Options exercisable at end of
   year.......................        1,843,297       $    1.34       1,880,350        $    1.18       1,600,275         $ 0.46
Weighted-average fair value of
   options granted during the
   year.......................          590,500       $    2.34         624,250        $    2.87       1,926,750         $ 0.46


---------------
(1) Includes 1,130,600 options cancelled and then subsequently re-granted as part of the repricing.

         The following table summarizes information about stock options outstanding at February 3, 2001:


                                                      OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                                              -----------------------------------  -------------------------------
                                                  WEIGHTED-          WEIGHTED-                             WEIGHTED-
              RANGE OF                             AVERAGE            AVERAGE                               AVERAGE
              EXERCISE            NUMBER          EXERCISE          CONTRACTUAL          NUMBER            EXERCISE
               PRICES           OUTSTANDING         PRICE              LIFE            EXERCISABLE          PRICES
           -------------     ---------------  ----------------  -----------------  -----------------  ------------
             $0.41 - $0.50     1,271,125           $0.46                7              1,196,125            $0.45
             $0.88 - $3.13       834,500           $2.78                9                602,334            $2.93
             $3.22 - $5.38       174,834           $4.40                9                 44,838            $3.80
                               ---------          ------              ---              ---------          -------
                               2,280,459           $1.61                8              1,843,297            $1.34
                              ----------          ------              ---              ---------          -------


NOTE 12- EMPLOYEE BENEFIT PLANS

       The Company has a 401(k) Savings and Investment Plan ("the Plan"). Pursuant to such Plan, participants may make contributions to the Plan up to a maximum of 20% of total compensation or $10,500, whichever is less, and the Company, in its discretion, may match such contributions to the extent of 25% of the first 6% of a participant's contribution. The Company's matching contributions vest over a 4-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company's matching contributions during fiscal years 2000, 1999 and 1998 were not significant.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

       The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $80,000 and for annual Company medical claims which exceed approximately $2.2 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known. The self-insurance reserve at February 3, 2001 and January 29, 2000 was approximately $450,000 and $364,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

       The Company leases space for its office, warehouse and retail stores. The lease terms vary from one to ten years, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

       Rent expense for fiscal year 2000, 1999, and 1998 was approximately $16,156,000, $16,473,000, and $15,972,000, respectively. Future minimum lease commitments under non-cancelable operating leases at February 3, 2001 are as follows:

                FISCAL YEAR
                ------------
                2001                                 $14,519,000
                2002                                  10,760,000
                2003                                   7,911,000
                2004                                   6,246,000
                2005                                   4,710,000
                Thereafter                             8,599,000
                                                     -----------
                Total future minimum lease payments  $52,745,000
                                                     ===========


       The Company's capitalized leases consist primarily of computer hardware and software. The lease terms vary from one to five years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at February 3, 2001:

                FISCAL YEAR
                ------------
                2001                                     $ 1,887,173
                2002                                       1,798,557
                2003                                       1,017,182
                2004                                              --
                2005                                              --
                                                         -----------
                Total future minimum lease payments        4,702,912
                Less: amount representing interest          (550,385)
                                                         ------------
                Present value of minimum lease payments    4,152,527
                Less: current portion                     (1,551,093)
                                                         ------------
                                                         $ 2,601,434
                                                         ============

       The depreciation expense relating to capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

       The Company is party to an irrevocable standby letter of credit totaling approximately $1.2 million as of February 3, 2001 which serves as security for performance of an equipment lease with a vendor for point-of-sale registers. Management believes that the carrying value approximates fair value and does not expect any material losses from its resolution since performance is not likely to be required.

       The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

NOTE 14 - SEGMENT INFORMATION

       Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table:


                                                               FISCAL YEAR ENDED
                                            ----------------------------------------------------
                                            FEBRUARY 3,        JANUARY 29,          JANUARY 30,
                                                 2001              2000                 1999
                                            --------------   ----------------     ---------------
   Net sales to external customers:
      Wholesale.........................     $ 21,198,489       $ 36,975,463        $ 40,465,689
      Retail............................      185,371,092        155,952,646         134,789,944
                                             ------------       ------------        ------------
        Total net sales to external
          customers.....................     $206,569,581       $192,928,109        $175,255,633
                                             ============       ============        ============
  Intersegment sales (excluded from above):

      Wholesale.........................     $    150,592       $ 18,556,182        $ 18,477,729
      Retail............................               --                 --                  --
                                             ------------       ------------        ------------
        Total intersegment sales........     $    150,592       $ 18,556,182        $ 18,477,729
                                             ============       ============        ============
   Cost of goods sold:
      Wholesale.........................     $ 16,982,114       $ 29,956,394        $ 32,920,317
      Retail............................      106,153,003         87,339,377          77,718,115
                                             ------------       ------------        ------------
        Total cost of goods sold........     $123,135,117       $117,295,771        $110,638,432
                                             ============       ============        ============
   Gross profit:
      Wholesale.........................     $  4,216,375       $  7,019,069        $  7,545,372
      Retail............................       79,218,089         68,613,269          57,071,829
                                             ------------       ------------        ------------
        Total gross profit..............     $ 83,434,464       $ 75,632,338        $ 64,617,201
                                             ============       ============        ============
   Total assets:
      Wholesale.........................     $  8,075,536       $ 11,821,552        $ 21,665,800
      Retail............................       94,483,606         86,474,006          65,159,924
      Corporate.........................        4,769,675          7,360,840           8,303,652
                                             ------------       ------------        ------------
        Total assets....................     $107,328,817       $105,656,398        $ 95,129,376
                                             ============       ============        ============
   Inventories:
      Wholesale.........................     $  1,213,000       $  5,746,383        $  8,227,522
      Retail............................       61,288,712         62,981,145          45,652,610
                                             ------------       ------------        ------------
        Total inventories...............     $ 62,501,712       $ 68,727,528        $ 53,880,132
                                             ============       ============        ============
   Depreciation and amortization:
      Retail............................     $  5,377,146       $  4,725,691        $  4,480,681
      Corporate.........................          441,818                 --                  --
                                             ------------       ------------        ------------
        Total depreciation and
            amortization...............      $  5,818,964       $  4,725,691        $  4,480,681
                                             ============       ============        ============
   Capital expenditures:
      Retail............................     $  3,418,955       $  2,820,321        $  8,849,837
      Corporate.........................          879,126          1,151,035             645,987
                                             ------------       ------------        ------------
        Total capital expenditures......     $  4,298,081       $  3,971,356        $  9,495,824
                                             ============       ============        ============

       In fiscal year 2000, 1999 and 1998, the wholesale segment included foreign sales of approximately $1.1 million, $2.0 million and $2.9 million, respectively.

NOTE 15- QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial results for fiscal 2000 and 1999 follows (in thousands, except for per share data):

       2000 QUARTER                             FIRST             SECOND            THIRD             FOURTH
                                                -----             ------            -----             ------

       Net sales:                            $ 39,615           $ 48,638          $ 47,214           $ 71,103
       Gross Profit:                           16,423             19,384            17,928             29,699
       Net Income (loss):                      (6,623)             5,261            (4,003)              (755)
       Net Income (loss) per basic share:      ($0.78)             $0.57            ($0.41)            ($0.07)
       Net Income (loss) per diluted share:    ($0.78)             $0.41            ($0.41)            ($0.07)


       1999 QUARTER                             FIRST             SECOND            THIRD             FOURTH
                                                -----             ------            -----             ------

       Net sales:                             $ 39,401          $ 45,953           $47,696            $ 59,879
       Gross Profit:                            15,253            19,154            19,824              21,401
       Net Income (loss):                       (4,092)             (311)            5,573                (126)
       Net Income (loss) per basic share:       ($0.56)           ($0.04)            $0.64              ($0.01)
       Net Income (loss) per diluted share:     ($0.56)           ($0.04)            $0.47              ($0.01)


                      E COM VENTURES, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES



                                                                        ADDITIONS
                                                            -------------------------------
                                              BALANCE AT       CHARGED TO       CHARGED TO                         BALANCE
                                               BEGINNING        COSTS AND          OTHER                           AT END
                                               OF PERIOD         EXPENSE         ACCOUNTS       DEDUCTIONS        OF PERIOD
                                            --------------  ---------------  --------------- ---------------   ------------
       FOR THE YEAR ENDED
       JANUARY 30, 1999:

       Accounts receivable                       704,954              --              --               --            704,954
       Inventories                             2,750,000       3,764,665              --       (2,351,414)(4)      4,163,251
       Self insurance                            338,222       1,295,410         541,484(2)    (1,654,491)(3)        520,625

       FOR THE YEAR ENDED
       JANUARY 29, 2000

       Accounts receivable                       704,954          60,000              --         (704,954)(1)         60,000
       Inventories                             4,163,251         859,368              --       (2,652,666)(4)      2,369,953
       Self insurance                            520,625         986,501         370,875(2)    (1,514,449)(3)        363,552

       FOR THE YEAR ENDED
       FEBRUARY 3, 2001

       Accounts receivable                        60,000          55,000             --           (58,663)(1)         56,337
       Inventories                             2,369,953              --             --          (167,110)(4)      2,202,843
       Self insurance                            363,552       1,054,170         713,137(2)    (1,681,056)(3)        449,803


------------------

(1) Represents amounts written off against accounts receivable.

(2) Represents employee contributions.

(3) Represents benefit/premium payments.

(4) Represents amounts written off against inventory.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

       As disclosed in a form 8-K filed with the Securities and Exchange Commission on April 11, 2000, on April 4, 2000, PricewaterhouseCoopers LLP ("PwC"), notified us that upon completion of their audit of our consolidated financial statements for the fiscal year ended January 29, 2000, they would resign as our independent certified public accountants.

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

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

       The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement
- 2001 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

       The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement
- 2001 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement
- 2001 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement
- 2001 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

                                    PART IV.


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

              (a)  The following documents are filed as part of this report:

                   (1)     Financial Statements

       An index to financial statements for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 appears on page 19.

                   (2)     Financial Statement Schedule

       The following statement schedule for the fiscal years ended February 3, 2001, January 29, 2000 and January 30, 1999 are submitted herewith:

                                                              ITEM
                                                            FORM 10-K
                                                             NUMBER
                                                              PAGE
                                                            ---------

        Schedule II - Valuation and Qualifying Accounts
        and Reserves                                           41


       All other financial schedules are omitted because they are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits


                                                                                                         PAGE NUMBER
                                                                                                       OR INCORPORATED
                                                                                                        BY REFERENCE
           EXHIBIT                                       DESCRIPTION                                         FROM
           -------                                       -----------                                    --------------


               3.1       Amended and Restated Articles of Incorporation                                     (1)

               3.2       Bylaws                                                                             (2)

              10.1       Executive Compensation Plans and Arrangements

                         (a) Employment Agreement, dated as of December 24, 1999, between                   (8)
                         the Company and Marc Finer

                         (b) Employment Agreement, dated as of December 24, 1999, between                   (8)
                         the Company and Donovan Chin

                         (c) Employment Agreement, dated as of February 16, 2001, between                  (11)
                         the Company and A. Mark Young

                         (d) Employment Agreement, dated as of February 1, 1999, between                    (8)
                         the Company and Ilia Lekach

                         (e) Employment Agreement, dated as of March 27, 2000, between                     (11)
                         the Company and Jeffrey Geller

              10.5       1991 Stock Option Plan, as amended                                                 (6)

              10.6       1992 Directors Stock Option Plan, as amended                                       (6)

              10.7       Series A Securities Purchase Agreement                                             (3)

              10.8       Series B Securities Purchase Agreement                                             (4)


                                                                                                         PAGE NUMBER
                                                                                                       OR INCORPORATED
                                                                                                        BY REFERENCE
           EXHIBIT                                       DESCRIPTION                                        FROM
           -------                                       -----------                                    -------------


              10.9       Series C Securities Purchase Agreement                                             (5)

              10.10      Series D Securities Purchase Agreement                                             (5)

              10.11      2000 Stock Option Plan                                                            (10)

              10.12      2000 Directors Stock Option Plan                                                  (10)

              11.1       Revolving Credit and Security Agreement with GMAC Commercial Credit LLC,           (9)
                         dated May 12, 2000

              11.2       Waiver and Amendment to the Revolving Credit and Security Agreement               (11)
                         with GMAC Commercial Credit LLC, dated November 8, 2000

              11.3       Waiver and Amendment to the Revolving Credit and Security Agreement               (11)
                         with GMAC Commercial Credit LLC, dated April 26, 2001

              21.1       Subsidiaries of the Registrant                                                    (11)

              23.1       Consent of PricewaterhouseCoopers LLP                                             (11)

              23.2       Consent of Deloitte & Touche LLP                                                  (11)

---------------------

(1) Incorporated by reference to the exhibit of the same description filed with the Company's 1993 Form 10-K (filed April 28, 1994).

(2) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No. 33-46833).

(3) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 filed June 11, 1999 (No. 333-_______).

(4) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1/A, filed August 31, 1999 (No. 333-80525).

(5) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-3 filed April 25, 2000 (No. 333-35580).

(6) Incorporated by reference to the exhibit of the same description filed with the Company's 1995 Form 10-K (filed April 26, 1996).

(7)    Not used.

(8) Incorporated by reference to the exhibit of the same description filed with the Company's 1999 Form 10-K/A (filed May 30, 2000).

(9) Incorporated by reference to the exhibit of the same description filed with the Company's 1999 Form 10-Q (filed June 13, 2000).

(10) Incorporated by reference to the exhibit of the same description filed with the Company's Proxy Statement (filed October 6, 2000).

(11)   Filed herewith.

(b) Reports on Form 8-K


       On March 2, 2001, the Company filed a Current Report on Form 8-K reporting that the company had signed an option agreement to repurchase its outstanding convertible debentures.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, May 3, 2001.

                                           E Com Ventures, Inc.

                                           BY: /s/ ILIA LEKACH
                                           ----------------------------------
                                           Ilia Lekach, Chairman of the Board
                                           and Chief Executive Officer

POWER OF ATTORNEY

       We, the undersigned, hereby constitute Ilia Lekach and A. Mark Young, or either of them, our true and lawful attorneys-in-fact with full power to sign for us in our name and in the capacity indicated below any and all amendments and supplements to this report, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorneys-in-fact or their substitutes, each acting alone, may lawfully do or cause to be done by virtue hereof.

       Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          SIGNATURE                                                 TITLE                             DATE
          ---------                                                 -----                             ----
          /s/ ILIA LEKACH                                 Chairman of the Board and                May 3, 2001
          ------------------------------                 Chief Executive Officer,
          Ilia Lekach                                    Principal Executive Officer


          /s/ JEFFREY GELLER                         President and Chief Operating Officer         May 3, 2001
          ------------------------------              of Perfumania, Inc., and Director
          Jeffrey Geller

          /s/ A. MARK YOUNG                                Chief Financial Officer                 May 3, 2001
          ------------------------------                        and Director,
          A. Mark Young                                   Principal Financial Officer

          /s/ DONOVAN CHIN                                 Chief Financial Officer                 May 3, 2001
          ------------------------------                      Perfumania, Inc.,
          Donovan Chin                                     Secretary and Director


          /s/ CAROLE ANN TAYLOR                                   Director                         May 3, 2001
          ------------------------------
          Carole Ann Taylor

          /s/ HORACIO GROISMAN, M.D.                              Director                         May 3, 2001
          ------------------------------
          Horacio Groisman, M.D.


          /s/ ZALMAN LEKACH                                       Director                         May 3, 2001
          ------------------------------
          Zalman Lekach

          /s/ JAMES FELLUS                                        Director                         May 3, 2001
          ------------------------------
          James Fellus

