Form 10-K/A
period 2001-02-03
E COM VENTURES INC
filed 2001-06-04
CIK 880460

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

         As of May 22, 2001, the number of shares of the registrant's Common Stock outstanding was 9,786,252. The aggregate market value of the Common Stock held by non affiliates of the registrant as of May 22, 2001 was approximately $3,387,966, based on the closing price of the Common Stock ($1.02) as reported by the Nasdaq National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

                                EXPLANATORY NOTE

This amendment number 1 for our Form 10K is being filed to incorporate information required by Part III of the Form 10K.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

EXECUTIVE OFFICERS AND DIRECTORS

       The executive officers and directors of the Company are as follows:


           NAME                             AGE                         POSITION
           ----                             ---                         --------
           Ilia Lekach                      52     Chairman of the Board and Chief Executive Officer

           Jeffrey Geller                   27     Chief Operating Officer and Director

           A. Mark Young                    40     Chief Financial Officer and Director

           Donovan Chin                     34     Chief Financial Officer of Perfumania, Inc., Secretary and Director

           Carole Ann Taylor(1)(2)(3)       55     Director

           Horacio Groisman, M.D.(2)(3)     45     Director

           Zalman Lekach                    34     Director

           James Fellus(1)                  36     Director

---------------

(1)      Member of Audit Committee.

(2)      Member of Compensation Committee.

(3)      Member of Stock Option Committee.

         ILIA LEKACH is one of our co-founders and was our Chief Executive Officer and Chairman of the Board from incorporation in 1988 until his resignation in April 1994. Mr. Lekach was re-appointed Chief Executive Officer and Chairman of the Board in October 1998. He is also Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc. ("Parlux"), a publicly traded manufacturer of fragrance and related products, and Chairman of the Board of Directors of Take To Auction.Com, Inc., an internet auction site. In August 1996, Mr. Lekach became an officer and director of L. Luria & Son, Inc., a publicly traded specialty discount retailer. On August 13, 1997, L. Luria & Son, Inc. filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated. Messrs. Ilia Lekach and Zalman Lekach are brothers.

         JEFFREY GELLER joined us in March 2000 and was appointed the President and Chief Operating Officer of our Retail Division in May 2000 and a Director in April 2001. Prior to joining us, Mr. Geller was the General Manager of the Development Agent for an international restaurant chain in Peru which operated company owned and franchised locations.

         A. MARK YOUNG joined us in February 2000, became our Chief Financial Officer in May 2000 and was appointed a director in April 2001. Prior to February 2000, Mr. Young was employed for seven years in the Business Assurance practice of the Middle Market Group of PricewaterhouseCoopers LLP.

         DONOVAN CHIN serves as the Chief Financial Officer of Perfumania and one of our directors. He was appointed Secretary in February 1999, director in March 1999 and Chief Financial Officer of Perfumania in May 2000. He also served as our Chief Financial Officer from February 1999 to May 2000.

From May 1995 to February 1999 Mr. Chin served as our Corporate Controller and from May 1993 to May 1995 he served as Assistant Corporate Controller. Previously, Mr. Chin was employed by Price Waterhouse LLP in its Miami audit practice.

         CAROLE ANN TAYLOR has served as a director since June 1993. From 1987 to 1998, Ms. Taylor was the owner and president of the Bayside Company Store, a retail souvenir and logo store at Bayside Marketplace in Miami, Florida. During this time she has also been a partner of the Jardin Bresilien Restaurant also located at the Bayside Marketplace. Currently, Ms. Taylor is the owner of Miami To Go, Inc., a retail and wholesale logo and souvenir merchandising and silkscreening company. She is also a partner with Greyhound Leisure Services in Miami Airport Duty Free Joint Venture, which owns and operates 19 duty free stores at Miami International Airport. She serves as director of the Miami-Dade Chamber of Commerce, the Greater Miami Convention & Visitors Bureau and the Miami Film Festival. Ms. Taylor is a member of our Audit, Compensation and Stock Option Committees.

         DR. HORACIO GROISMAN has served as a director since March 1999. Dr. Groisman has also served as Vice-Chairman of the Board of Directors of Take To Auction.Com, Inc. since his appointment in October 1999. Dr. Groisman has been a practicing physician since 1981, specializing in head and neck surgery, and currently has offices in Miami, Aventura and Hollywood, Florida. Dr. Groisman is a member of our Compensation and Stock Option Committees.

         ZALMAN LEKACH has served as a director since November 1999. Mr. Lekach also served as an executive and director in Parlux, S.A., a subsidiary of Parlux, from May 1990 to May 1993. From May 1993 to January 1995 he owned and operated a company exporting foods and health/beauty aids to South America. In January 1995 he rejoined Parlux and from this time until June 1996, he served as the Chief Operating Officer and a director of Parlux. In June 1996, also became President of Parlux. In January 1999, Mr. Zalman Lekach resigned his position as President and Chief Operating Officer of Parlux to pursue opportunities unrelated to the fragrance field. Messrs. Ilia Lekach and Zalman Lekach are brothers.

         JAMES FELLUS was appointed director in October 2000. Mr. Fellus has been the Senior Managing Director of Capital Markets at Advest, Inc. since 1995. He is responsible for risk management of all fixed income products and publishes trade ideas and market commentary periodically. Mr. Fellus also serves as a member of the board of directors of Advest, Inc.

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

         To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended February 3, 2001, filing deficiencies under Section 16(a) included two late reports filed by A. Mark Young reflecting stock purchases and one late report filed by Ilia Lekach reflecting a stock sale. The following individuals were not timely in meeting the filing requirements with respect to one transaction: Jeffrey Geller, Zalman Lekach, James Fellus and Carole Ann Taylor. In addition, the following individuals were not timely in filing the Form 3, Initial Statement of Beneficial Ownership of Securities:
Jeffrey Geller, James Fellus and A. Mark Young.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation awarded to, earned by or paid to our (a) Chief Executive Officer, and (b) our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of the end of fiscal year 2000 and one additional officer who served during fiscal year 2000, and whose compensation exceeded $100,000 in fiscal 2000. The Chief Executive Officer and such other executive officers are sometimes hereafter collectively referred to as the "Named Executive Officers."

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG-TERM COMPENSATION
                                                                                   ---------------------------------
                                               ANNUAL COMPENSATION                         AWARDS           PAYOUTS
                                  -----------------------------------------------  ---------------------- ----------
                                                                       OTHER       RESTRICTED
NAME AND                          FISCAL                              ANNUAL         STOCK                   LTIP       ALL OTHER
PRINCIPAL POSITION                 YEAR   SALARY($)  BONUS($)  COMPENSATION($)(1)  AWARDS($)   OPTIONS(#) PAYOUTS($) COMPENSATION($)
------------------------------------------------------------------------------------------------------------------------------------
Ilia Lekach(2)                     2000    433,846    80,000             0             0             0        0             0
  Chairman of the Board and        1999    420,000         0             0             0             0        0             0
  Chief Executive Officer          1998          0         0       500,000(3)          0       775,000(4)     0             0

Jeffrey Geller(6)                  2000    114,104         0             0             0        60,000        0             0
  Chief Operating Officer

A. Mark Young(8)                   2000    122,079         0             0             0        50,000        0             0
  Chief Financial Officer

Donovan Chin                       2000    174,447         0             0             0             0        0             0
  Chief Financial Officer,         1999    167,185         0             0             0       100,000        0             0
  Perfumania, Inc. and Secretary   1998     85,014         0             0             0        34,500(4)     0             0

Jerome Falic(5)                    2000    329,000         0       372,000(5)          0        75,000        0             0
  Former President and             1999    322,757         0             0             0             0        0             0
 Vice Chairman of the Board        1998    259,034         0             0             0       334,500(4)     0             0

Claire Fair(7)                     2000    170,197         0             0             0             0        0             0
  Former Vice President of Human   1999    167,428         0             0             0        60,000        0             0
  Resources                        1998    116,980         0             0             0        26,500(4)     0             0

--------------------

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

(4) Includes options repriced effective October 28, 1998 in the following amounts: Ilia Lekach (375,000); Jerome Falic (100,000); Claire Fair (21,500); and Donovan Chin (14,500).

(5) Jerome Falic's employment with the Company was severed in December 2000. He received a payout of $372,000 pursuant to the terms of a Separation Agreement.

(6) Jeffrey Geller joined the Company in March 2000, and was appointed Chief Operating Officer in May 2000.

(7)      Claire Fair resigned from the Company in March 2001.

(8) A. Mark Young joined the Company in February 2000, and was appointed our Chief Financial Officer in May 2000.

                              OPTIONS GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options made during fiscal year 2000 to the Named Executive Officers.


                                             INDIVIDUAL OPTION GRANTS IN FISCAL YEAR 2000
                       -------------------------------------------------------------------------------------
                                                                                      POTENTIAL REALIZABLE
                                     % OF TOTAL                                         VALUE AT ASSUMED
                                     OPTIONS                                            ANNUAL RATES OF
                                     GRANTED TO                                     STOCK PRICE APPRECIATION
                       NUMBER OF     EMPLOYEES      EXERCISE                            FOR OPTION TERM
                        OPTIONS      IN FISCAL     PRICE PER      EXPIRATION       -------------------------
     NAME               GRANTED       2000(1)        SHARE           DATE            5%(2)           10%(2)
--------------         ---------     ----------    ---------      ----------       ---------        --------
Jerome Falic            75,000          13%          $0.50           2010          $93,750          $161,250

Jeffrey Geller          60,000          10%          $2.81           2010               --                --

A. Mark Young           50,000           9%          $1.94           2010               --          $ 35,500

--------------------

(1)      Total stock option grants during fiscal 2000 were 590,000.

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

             STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning option exercises in fiscal year 2000 and the number of unexercised stock options held by the Named Executive Officers as of February 3, 2001.

                                                                                  VALUE OF
                                                           NUMBER OF             UNEXERCISED
                                                          UNEXERCISED           IN-THE-MONEY
                         NUMBER OF                     OPTIONS AT FISCAL      OPTIONS AT FISCAL
                          SHARES                          YEAR-END(#)            YEAR-END($)
                         ACQUIRED                      -----------------      -----------------
                            ON            VALUE           EXERCISABLE/            EXERCISABLE/
NAME                     EXERCISE        REALIZED        UNEXERCISABLE           UNEXERCISABLE
-----------------------------------------------------------------------------------------------
Ilia Lekach                 --              --               775,000/0               520,375/0
Jerome Falic                --              --          334,500/75,000          227,063/46,875
Jeffrey Geller              --              --                0/60,000                     0/0
A. Mark Young               --              --                0/50,000                     0/0
Claire Fair                 --              --                77,000/0                10,625/0
Donovan Chin                --              --               109,500/0                 5,625/0

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

EMPLOYMENT AND SEVERANCE AGREEMENTS

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

         Mr. Falic's employment with the Company was severed in December 2000. Pursuant to a separation agreement which we entered into with Mr. Falic, the existing employment agreement was terminated and we paid Mr. Falic a total of approximately $372,000, representing the total salary due Mr. Falic for the remaining term of his employment agreement. In addition, Mr. Falic was granted 75,000 stock options at an exercise price of $0.50. These stock options become vested on May 31, 2001 and must be exercised by May 31, 2004.

       Effective December 1999, we entered into 3-year employment agreements with Marc Finer, Claire Fair and Donovan Chin pursuant to which they will receive an annual salary of $215,000, $160,000 and

$160,000, respectively, subject to specified increases. The employment agreements provide that Mr. Finer, Ms. Fair and Mr. Chin will continue to receive their salary until the expiration of the term of the employment agreements if their employment is terminated by us for any reason other than death, disability or cause (as defined in the employment agreements), as well as provisions for change in control. Mr. Finer's employment with the Company was terminated in June 2000. Pursuant to his employment agreement, he will continue to receive his salary until November 2002. Ms. Fair resigned from the Company in March 2001.

         Effective January 2000 and March 2000, we entered into 3-year employment agreements with A. Mark Young and Jeffrey Geller pursuant to which they will receive annual salaries of $120,000 and $155,000, respectively, subject to specified increases. The employment agreements provide that Mr. Young and Mr. Geller will continue to receive their salary until the expiration of the term of the employment agreements if their employment is terminated by us for any reason other than death, disability or cause (as defined in the employment agreements), as well as provisions for change in control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of May 22, 2001, information with respect to the beneficial ownership of our Common Stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group.

                                                            COMMON STOCK BENEFICIALLY OWNED
                                                         -------------------------------------
                                                           SHARES                      PERCENT
                                                         ---------                     -------
NAME AND ADDRESS OF BENEFICIAL OWNER
Ilia Lekach                                              1,846,375(1)(2)(3)(4)          18.9%
Rachmil Lekach                                             775,125(1)(2)(4)              7.9%
Jerome Falic                                               700,332(1)(4)                 7.2%
Jeffrey Geller                                             106,850(1)(4)                 1.1%
A. Mark Young                                              102,100(1)(4)                 1.0%
Donovan Chin                                               109,000(1)(4)                 1.1%
Claire Fair                                                 73,300(1)(4)                   *
Carole A. Taylor                                            16,000(1)(4)                   *
Dr. Horacio Groisman                                        11,000(1)(4)                   *
James Fellus                                                 2,000(1)(4)                   *
Zalman Lekach                                               10,000(1)(4)                   *
Parlux Fragrances, Inc.                                  1,512,406(5)                   15.5%
Eisenberg Partners, LLC                                    911,946(6)(8)                 9.3%
Mark A. Rice                                             1,034,098(7)(8)                10.6%
All directors and executive officers as a group
(8 persons)                                              2,203,325                      22.5%

--------------------

*Less than 1%.

(1) The address of each of the beneficial owner identified is 11701 NW 101st Road, Miami, Florida 33178.

(2) Ilia Lekach and Rachmil Lekach jointly own with their spouses the shares set forth opposite their respective names.

(3) Includes 21,000 shares of Common Stock owned by Pacific Investment Group, a corporation wholly owned by Mr. Lekach.

(4) Includes shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 22, 2001 in the following amounts: Ilia Lekach (775,000); Rachmil Lekach (100,000); Jerome Falic (409,500); Jeffrey Geller (100,000); A. Mark
         Young (100,000); Donovan Chin (109,000); Claire Fair (73,300); Dr.
         Horacio Groisman (10,000); Zalman Lekach (10,000), Carole A. Taylor (16,000), and James Fellus (2,000).

(5) The address of Parlux Fragrances, Inc. is 3725 S.W. 30th Avenue, Ft. Lauderdale, Florida 33154.

(6) Based on the Schedule 13D dated May 22, 2000 filed with the SEC by Eisenberg Partners, L.L.C. ("Eisenberg"). Eisenberg is the manager or investment manager and beneficially owns all shares of the following entities: E.P. Opportunity Fund L.L.C. (352,023 shares), EP Opportunity Fund International Ltd. (22,966 shares), EP.com Fund L.L.C. (466,919 shares) and EP.com Fund International, Ltd. (70,038 shares). The address for each entity is 77 W. Wacker Drive, Chicago, Illinois 60601.

(7) Based on the Schedule 13G dated December 31, 2000 filed with the SEC by Mark A. Rice. Mr. Rice is the sole member of the Managing Member which controls both Namax Corporation (139,648 shares) and The dotCom Fund, L.L.C. (641,811 shares). In addition, the dotCom Fund owns the following convertible notes: Series B in the principal amount of $300,000; Series C in the principal amount of $1,184,000; and Series D in the principal amount of $1,740,330. These notes are subject to conversion limitations such that The dotCom Fund, LLC and its affiliates, which would include Mark A. Rice, can never beneficially own over 9.9%. Accordingly, the Series C and Series D notes are not convertible at this time and only $105,266 of the Series B note is convertible. It converts into 252,639 shares of common stock. Mark A. Rice has sole power to vote or direct the vote of the entire holding and has sole power to dispose of or direct the disposal of the entire shareholding. The address for each entity is 666 Dundee Road, Suite 1901, Northbrook, Illinois 60062.

(8) In February 2001, the Company entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with the holders of the Company's outstanding Series A, B, C, and D Convertible Notes. The Agreement provides that the Company has the monthly option to repurchase the entire $8.8 million outstanding convertible notes over an eleven month period beginning February 2001, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Relationship with Parlux. Parlux Fragrances, Inc. is a public company engaged in the manufacture of fragrances. Ilia Lekach, our Chairman of the Board and Chief Executive Officer and one of our principal shareholders, is the chairman of the board of Parlux and beneficially owns approximately 26% of the outstanding common stock of Parlux. During fiscal year 2000, we purchased approximately $22.2 million of merchandise from Parlux. We believe that our purchases of merchandise from Parlux were, except for credit terms, on terms no less favorable to us than could reasonably be obtained in arm's length transactions with independent third parties. The amount due to Parlux at February 3, 2001, was approximately $13,413,000. Amounts due to Parlux are non-interest bearing.

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

         Relationship with TakeToAuction.Com, Inc. In December 1999, the Company loaned $1,000,000 to TakeToAuction.Com, Inc. ("Take To Auction"). Ilia Lekach, Chairman and Chief Executive Officer and Horacio Groisman, M.D. one of our Directors, are also the Chairman and Vice Chairman, respectively, of Take To Auction and beneficially own 21% and 7%, respectively, of the outstanding common stock of Take To Auction. Due to the uncertainty of collectability of the Note, the Company wrote off the Note and the related interest receivable which together totaled approximately $1.0 million as of January 29, 2000. The related expense is included in the provision for impairment of assets and store closings in the consolidated statements of operations in fiscal year 1999. The Company converted the loan into 138,889 shares of the Take To Auction common stock and, as a result of Take To Auction's successful initial public offering, the $1.0 million principal balance and related interest previously expensed was reversed in the first quarter of fiscal 2000.

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

         In October 2000, the Company entered into a six-month service agreement with Take To Auction to provide distribution and logistic functions for the affiliate. This agreement will automatically renew for successive one-year terms unless otherwise terminated. This service agreement includes order processing, inventory management, warehousing, fulfillment and shipping of product. The service fee is variable based on volume of Take To Auction's sales, however, it includes monthly minimum fees if specified volume levels are not reached. Such fees range from $11,000 to $20,000 per month. Based on volume levels for fiscal year 2000, service fees totaled approximately $72,000 and is included in miscellaneous income (expense) net, in the consolidated statements of operations in fiscal year 2000.

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

         Related Party Indebtedness. Notes receivable from Ilia Lekach, our Chairman of the Board and Chief Executive Officer, and Zalman Lekach, one of our Directors, were $3,694,278 and $150,000, respectively, as of February 3, 2001. The notes are unsecured, mature December 31, 2001 and bear interest at 8% per annum. Principal and interest are payable in full at maturity. Total interest income recognized during fiscal year 2000 was approximately $247,000. Accrued interest receivable at February 3, 2001 amounted to approximately $12,000. In January 2001, the Company received 250,000 shares of common stock of Take To Auction valued at $252,500 as partial payment on the note receivable from Ilia Lekach. The payment amount was based on a per share price of $1.01 which represents 90% of the closing price of Take To Auction's common stock for the 30 business days prior to transfer to the Company. In March 2001, the Company received a principal payment from Ilia Lekach of $500,000.

         In October 1999, Rachmil Lekach, one of our principal shareholders issued us an unsecured promissory note in the principal amount of $756,000. As of January 29, 2000, he was indebted to us in the amount of $779,594 including interest. This note bears an interest rate of prime plus two percent per annum. The note, including accrued interest, was repaid in April 2000. Rachmil Lekach is the brother of Ilia Lekach.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized June 1, 2001.


                                      E Com Ventures, Inc.

                                      By: /s/ ILIA LEKACH
                                      ------------------------------------------
                                      Ilia Lekach, Chairman of the Board
                                      and Chief Executive Officer



       Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

               SIGNATURE                                      TITLE                              DATE
               ---------                                      -----                              ----
     /s/ ILIA LEKACH                                Chairman of the Board and                June 1, 2001
     ------------------------------                 Chief Executive Officer,
     Ilia Lekach                                   Principal Executive Officer


     /s/ JEFFREY GELLER                           President and Chief Operating              June 1, 2001
     ------------------------------                          Officer
     Jeffrey Geller                             of Perfumania, Inc., and Director


     /s/ A. MARK YOUNG                               Chief Financial Officer                 June 1, 2001
     ------------------------------                       and Director,
     A. Mark Young                                 Principal Financial Officer


     /s/ DONOVAN CHIN                                Chief Financial Officer                 June 1, 2001
     ------------------------------                     Perfumania, Inc.,
     Donovan Chin                                    Secretary and Director


     /s/ CAROLE ANN TAYLOR                                  Director                         June 1, 2001
     ------------------------------
     Carole Ann Taylor


     /s/ HORACIO GROISMAN, M.D.                             Director                         June 1, 2001
     ------------------------------
     Horacio Groisman, M.D.


     /s/ ZALMAN LEKACH                                      Director                         June 1, 2001
     ------------------------------
     Zalman Lekach


     /s/ JAMES FELLUS                                       Director                         June 1, 2001
     ------------------------------
     James Fellus