Form 10-Q
period 2001-05-05
E COM VENTURES INC
filed 2001-06-18
CIK 880460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                   FOR THE QUARTERLY PERIOD ENDED MAY 5, 2001
                         COMMISSION FILE NUMBER 0-19714

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

                                 YES [X] NO [ ]

                           COMMON STOCK $.01 PAR VALUE
                              OUTSTANDING SHARES AT
                            JUNE 11, 2001, 10,201,393

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1            FINANCIAL STATEMENTS (unaudited) ..........................3

                  Consolidated Condensed Balance Sheets .....................3
                  Consolidated Condensed Statements of Operations ...........4
                  Consolidated Condensed Statements of Cash Flow ............5
                  Notes to Consolidated Condensed Financial Statements ......6

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                  FINANCIAL CONDITION AND RESULTS OF OPERATION .............10

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS .............................................14

                                     PART II
                                OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS ........................................14

ITEM 2            CHANGES IN SECURITIES  AND USE OF PROCEEDS ...............14

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K .........................14

SIGNATURES .................................................................15

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                            MAY 5, 2001           FEBRUARY 3, 2001
                                                                           --------------         ----------------

ASSETS:

Current assets:
Cash and cash equivalents                                                  $    2,706,969          $    2,219,768
Trade receivables, net                                                            972,705               1,906,406
Advances to suppliers                                                           4,391,821               5,937,106
Inventories, net                                                               67,119,178              62,501,712
Prepaid expenses and other current assets                                       3,222,814               3,003,425
Investments available for sale                                                    285,188                 565,311
                                                                           --------------          --------------
  Total current assets                                                         78,698,675              76,133,728

Property and equipment, net                                                    25,036,444              26,412,851
Goodwill and other intangible assets                                            3,342,469               3,558,397
Other assets, net                                                               1,109,006               1,223,841
                                                                           --------------          --------------
  Total assets                                                             $  108,186,594          $  107,328,817
                                                                           ==============          ==============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit and current portion of long-term debt                  $   36,617,838          $   34,737,058
Accounts payable, non-affiliates                                               13,194,509              12,453,497
Accounts payable, affiliate                                                    15,969,681              13,412,811
Accrued expenses and other liabilities                                          7,031,514               6,964,758
Current portion of obligations under capital leases                             1,576,955               1,551,093
                                                                           --------------          --------------
  Total current liabilities                                                    74,390,497              69,119,217

Long term debt, less current portion                                              553,429                 438,499
Long term portion of obligations under capital leases                           2,196,123               2,601,434
Convertible notes payable                                                       7,994,240               8,775,044
                                                                           --------------          --------------
  Total liabilities                                                            85,134,289              80,934,194
                                                                           --------------          --------------

Commitments and contingencies                                                          --                      --

Shareholders' equity:
Preferred stock, $0.1 par value, 1,000,000
   shares authorized, none issued                                                      --                      --
Common stock, $.01 par value, 25,000,000 shares
   authorized; 11,905,921 and 11,722,280 shares issued
   in 2001 and 2000, respectively                                                 119,060                 117,224
Additional paid-in capital                                                     71,908,494              71,926,355
Treasury stock, at cost, 1,704,528 and 1,634,528 shares
   in 2001 and 2000, respectively                                              (5,715,929)             (5,643,377)
Accumulated deficit                                                           (39,413,654)            (36,011,206)
Notes and interest receivable from shareholder and officers                    (3,415,447)             (3,844,278)
Accumulated other comprehensive loss                                             (430,219)               (150,095)
                                                                           --------------          --------------
  Total shareholders' equity                                                   23,052,305              26,394,623
                                                                           --------------          --------------
  Total liabilities and shareholders' equity                               $  108,186,594          $  107,328,817
                                                                           ==============          ==============

     See accompanying notes to consolidated condensed financial statements.

                     E COM VENTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                  THIRTEEN WEEKS ENDED  THIRTEEN WEEKS ENDED
                                                                      MAY 5, 2001          APRIL 29, 2000
                                                                  --------------------  --------------------

Net sales                                                             $ 40,582,515          $ 39,614,744
Cost of goods sold                                                      23,920,830            23,192,053
                                                                      ------------          ------------
Gross profit                                                            16,661,685            16,422,691
                                                                      ------------          ------------

Operating Expenses:
  Selling, general and administrative                                   17,285,983            17,632,701
  Depreciation and amortization                                          1,769,550             1,216,804
                                                                      ------------          ------------
    Total operating expenses                                            19,055,533            18,849,505
                                                                      ------------          ------------

Loss from operations                                                    (2,393,848)           (2,426,814)
                                                                      ------------          ------------

Interest expense, net                                                   (1,008,600)           (4,002,099)
Equity in loss of partially-owned affiliate                                     --            (1,239,466)
Other income                                                                    --             1,045,440
                                                                      ------------          ------------
    Net loss                                                          $ (3,402,448)         $ (6,622,939)
                                                                      ============          ============

Net loss per common share:
  Basic                                                               $      (0.34)         $      (0.78)
                                                                      ============          ============
  Diluted                                                             $      (0.34)         $      (0.78)
                                                                      ============          ============

Weighted average number of common shares outstanding:
  Basic                                                                 10,107,583             8,461,381
                                                                      ============          ============
  Diluted                                                               10,107,583             8,461,381
                                                                      ============          ============

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       THIRTEEN WEEKS ENDED  THIRTEEN WEEKS ENDED
                                                                           MAY 5, 2001          APRIL 29, 2000
                                                                       --------------------  --------------------

Cash flows from operating activities:
Net loss                                                                   $ (3,402,448)         $ (6,622,939)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Provision for doubtful accounts                                                  15,000                21,682
Reversal for impairment of assets                                                    --            (1,006,333)
Depreciation and amortization                                                 1,769,550             1,216,804
Equity in loss of partially-owned affiliate                                          --             1,239,466
Beneficial conversion feature of convertible notes payable                           --             2,636,764
Change in operating assets and liabilities:
    Trade receivables                                                           918,701               654,775
    Advances to suppliers                                                     1,545,285            (4,995,593)
    Inventories                                                              (4,617,466)           (4,352,195)
    Prepaid and other current assets                                           (219,389)              (65,804)
    Other assets                                                                129,605              (674,698)
    Accounts payable                                                          3,297,882             4,072,369
    Accrued expenses and other liabilities                                       66,756              (371,714)
                                                                           ------------          ------------
Net cash used in operating activities                                          (496,524)           (8,247,416)
                                                                           ------------          ------------

Cash flows from investing activities:
Additions to property and equipment                                            (190,665)           (1,202,400)
Investments in and advances to partially-owned affiliates                            --            (2,883,535)
                                                                           ------------          ------------
Net cash used in investing activities                                          (190,665)           (4,085,935)
                                                                           ------------          ------------

Cash flows from financing activities:
Net borrowings and repayments under bank line
    of credit and notes payable                                               1,995,710             5,957,462
Repayment of subordinated notes                                                      --            (1,500,000)
Principal payments under capital lease obligations                             (379,449)             (100,814)
Net repayments from shareholders and officers                                   428,831               202,980
(Repayment) issuance of convertible notes payable                              (800,000)            9,000,000
Exercise of stock options                                                         1,850                47,160
Purchases of treasury stock                                                     (72,552)             (360,683)
                                                                           ------------          ------------
    Net cash provided by financing activities                                 1,174,390            13,246,105
                                                                           ------------          ------------
Increase in cash and cash equivalents                                           487,201               912,754
Cash and cash equivalents at beginning of period                              2,219,768             1,995,610
                                                                           ------------          ------------
Cash and cash equivalents at end of period                                 $  2,706,969          $  2,908,364
                                                                           ============          ============

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -  OPERATIONS AND BASIS OF PRESENTATION

         E Com Ventures, Inc., a Florida Corporation (the "Company" or "ECOMV"), is structured as a holding company that owns and operates Perfumania Inc. ("Perfumania"), a Florida corporation which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, inc., an Internet retailer of fragrance and other specialty items. The Company also provides Internet fulfillment and services to other companies. The core of the Company's business is related to the distribution of fragrances and related products.

         Perfumania's retail stores are located in regional malls, manufacturer's outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at May 5, 2001 and April 29, 2000, were 254 and 268, respectively.

         The consolidated condensed financial statements include the accounts of ECOMV and subsidiaries (the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated condensed financial statements have been prepared as permitted by the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2001 filed with the SEC on May 4, 2001.

RECENT ACCOUNTING PRONOUNCEMENTS

         In the first quarter of 2001, the Company adopted Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). Among other provisions, SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It also requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The adoption of this standard did not have a material impact on the Company's financial position or the results of operations.

NOTE 2 - BANK LINE OF CREDIT

         Perfumania's three year senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which $1.0 million was available at May 5, 2001, and supports normal working capital requirements and other general corporate purposes. As of May 5, 2001, the credit facility bore interest at 7.5%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of May 5, 2001, Perfumania was in compliance with all financial covenants of the line.

NOTE 3 - BASIC AND DILUTED LOSS PER COMMON SHARE

         Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share includes, in periods in which they have a dilutive effect, the impact of common shares issuable upon exercise of stock options and other common stock equivalents. For all periods presented in the accompanying consolidated condensed statements of operations, incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

NOTE 4 - COMPREHENSIVE LOSS

         Comprehensive loss represents all non-owner changes in shareholders' equity and consists of the following:

                                                                  THIRTEEN WEEKS ENDED  THIRTEEN WEEKS ENDED
                                                                      MAY 5, 2001          APRIL 29, 2000
                                                                  --------------------  --------------------

Net loss                                                              $ (3,402,448)         $ (6,622,939)
Net unrealized loss on investments available for sale                     (280,124)             (178,435)
                                                                      ------------          ------------
  Total comprehensive loss                                            $ (3,682,572)         $ (6,801,374)
                                                                      ============          ============

NOTE 5 - SEGMENT INFORMATION

         Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                                       THIRTEEN WEEKS ENDED    THIRTEEN WEEKS ENDED
                                                            MAY 5, 2001            APRIL 29, 2000
                                                       --------------------    --------------------

Sales to external customers:
  Wholesale                                                 $ 5,682,733             $ 6,314,762
  Retail                                                     34,899,782              33,299,982
                                                            -----------             -----------
    Total sales to external customers                       $40,582,515             $39,614,744
                                                            -----------             -----------

Intersegment sales:
  Wholesale                                                 $   357,586             $   167,009
                                                            -----------             -----------
    Total intersegment sales                                $   357,586             $   167,009
                                                            -----------             -----------

Cost of goods sold:
  Wholesale                                                 $ 4,477,522             $ 4,920,850
  Retail                                                     19,443,308              18,271,203
                                                            -----------             -----------
    Total cost of goods sold                                $23,920,830             $23,192,053
                                                            -----------             -----------

Gross profit:
  Wholesale                                                 $ 1,205,211             $ 1,393,912
  Retail                                                     15,456,474              15,028,779
                                                            -----------             -----------
    Total gross profit                                      $16,661,685             $16,422,691
                                                            -----------             -----------

Depreciation and amortization:
  Retail                                                    $ 1,215,438             $   831,488
  Corporate                                                     554,112                 385,316
                                                            -----------             -----------
    Total depreciation and amortization                     $ 1,769,550             $ 1,216,804
                                                            -----------             -----------

Capital expenditures:
  Retail                                                    $   119,416             $   561,253
  Corporate                                                      71,249                 641,147
                                                            -----------             -----------
    Total capital expenditures                              $   190,665             $ 1,202,400
                                                            -----------             -----------

                                                           MAY 5, 2001         FEBRUARY 3, 2001
                                                           ------------        ----------------

Inventory:
  Wholesale                                                $    597,918            $  1,213,000
  Retail                                                     66,521,260              61,288,712
                                                           ------------            ------------
                                                           $ 67,119,178            $ 62,501,712
                                                           ------------            ------------

         An unaffiliated customer of the wholesale segment accounted for approximately 13% of the consolidated net sales for both the thirteen weeks ended May 5, 2001 and April 29, 2000.

NOTE 6 - INVESTMENTS AVAILABLE FOR SALE

         We have investments in Internet related businesses. The carrying value of these investments as of May 5, 2001 totaled $0.3 million. The decline in carrying values from original cost resulted primarily from non-temporary impairments recorded in fiscal 2000. There were no investment transactions during the first quarter of fiscal 2001.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

         In February 2001, the Company entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with the holders of the Company's outstanding Series A, B, C and D Convertible Notes. The Agreement provides that the Company has the monthly option to repurchase the total outstanding convertible notes over an eleven month period beginning February 2001, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock. During the first quarter of fiscal year 2001, the Company repaid $0.8 million to the note holders.

NOTE 8 - CONTINGENCIES

         The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

NOTE 9 - NON CASH TRANSACTIONS

         Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                                    FOR THE THIRTEEN WEEKS ENDED
                                                                 -----------------------------------
                                                                 MAY 5, 2001          APRIL 29, 2000
                                                                 ------------         --------------

Conversion of debt and accrued interest
   payable in exchange for common stock                          $    115,459          $    624,514

Unrealized loss on investments available for sale                     280,124               178,435

Increase in investment in partially-owned
    affiliate                                                              --            18,557,988
Cash paid during the period for:
    Interest                                                        1,203,289             1,642,426

    Income taxes                                                      150,000                    --

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

OUR COMMON STOCK MAY BE DELISTED

         Our Common Stock is currently listed on the Nasdaq national market. Due to the recent decline in trading prices of our Common Stock, Nasdaq has notified us that we do not meet its minimum listing requirements and as a result, our Common Stock may be delisted. These listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, and maintaining a minimum bid price for listed securities of $1.00. Our Common Stock has traded below $1.00 for more than 30 days and there is no guarantee that it will return to a minimum bid price of $1.00 or higher. If we fail to meet Nasdaq's maintenance criteria our Common Stock may be delisted by Nasdaq. In such event, trading, if any, in our Common Stock may then continue to be conducted in the non-NASDAQ over-the-counter market (commonly referred to as the electronic bulletin board and the "pink sheets"). As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to a Securities and Exchange Commission Rule that may adversely affect the ability of broker-dealers to sell our Common Stock, which would adversely affect the ability of our shareholders to sell their shares in the secondary market. Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult and more expensive for us to raise additional capital.

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

OUR STRATEGY OF EXPANDING OUR BUSINESS THROUGH ACQUISITIONS AND INVESTMENTS IN OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS

         We intend to expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

         - difficulty integrating acquired technologies, operations, and personnel with our existing business;
         - diversion of management's attention in connection with both negotiating the acquisitions and integrating the assets;
         -        the need for additional funding;
         - strain on managerial and operational resources as management tries to oversee larger operations; and
         -        exposure to unforeseen liabilities of acquired companies.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED MAY 5, 2001 WITH THE THIRTEEN WEEKS ENDED APRIL 29, 2000.

         Net sales increased 2.4% from $39.6 million in the first thirteen weeks of 2000 to $40.6 million in the first thirteen weeks of 2001. The increase in net sales was the result of a 4.8% increase in retail sales (from $33.3 million to $34.9 million) offset by a 10.0% decrease in wholesale sales (from $6.3 million to $5.7 million). The decrease in wholesale sales was primarily due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations. The increase in retail sales was due to the acquisition of perfumania.com in May 2000 and the opening of 8 new stores over the past year as Perfumania's comparable store sales were flat during the first thirteen weeks of 2001 compared to the same period in 2000. The average number of stores operated during the first thirteen weeks of 2001 compared to the first thirteen weeks of 2000 decreased from 270 to 255.

         Gross profit increased 1.5% from $16.4 million in the first thirteen weeks of 2000 (41.5% of total net sales) to $16.7 million in the first thirteen weeks of 2001 (41.1% of total net sales) primarily due to an increase in gross profit for the retail division, offset by a decrease in gross profit for the wholesale division.

         Gross profit for the wholesale division decreased 13.5% from $1.4 million in the first thirteen weeks of 2000 to $1.2 million in the first thirteen weeks of 2001 due to the decrease in wholesale sales discussed above. As a percentage of net sales, gross profit for the wholesale division decreased from 22% in the first thirteen weeks of 2000 to 21% in the first thirteen weeks of 2001. Wholesale sales yield a lower gross margin than retail sales.

         Gross profit for the retail division increased 2.8% to $15.5 million in the first thirteen weeks of 2001 from $15.0 million in the first thirteen weeks of 2000 as a result of higher retail sales. As a percentage of net retail sales, gross profit for the retail division decreased from 45.1% in the first thirteen weeks of 2000 to 44.3% in the first thirteen weeks of 2001 due to lower merchandise gross margins.

         Selling, general and administrative expenses decreased 2.0% from $17.6 million in the first thirteen weeks of 2000 to $17.3 million in the first thirteen weeks of 2001. The decrease was primarily attributable to lower store operating costs due to a reduction in the average number of stores in operation in 2001 compared with 2000. Depreciation and amortization increased 45.4% from $1.2 million in the first thirteen weeks of 2000 to $1.8 million in the first thirteen weeks of 2001. The increase is due primarily to the amortization of goodwill related to the acquisition of perfumania.com in May 2000 and depreciation related to information systems improvements during the past year.

         EBITDA, defined as earnings (loss) from operations less depreciation and amortization improved by $0.6 million from ($1.2) million in the first thirteen weeks of 2000 to ($0.6) million in the first thirteen weeks of 2001, due to increased sales and gross profit and lower selling, general and administrative expenses as described above.

         Interest expense decreased from $4.0 million for the thirteen weeks of 2000 to $1.0 million for the thirteen weeks of 2001. The prior comparative period reflected the issuance of $9 million of Series C and D convertible notes in March 2000 which resulted in a non-cash beneficial conversion interest charge of approximately $2.6 million. Additionally, in the current period, we benefited from a lower cost of borrowing on our bank line of credit because of a decrease in the prime rate.

         Equity in loss of partially-owned affiliate of $1.2 million in the first thirteen weeks of 2000 resulted from the Company's then 21.8% ownership interest in Envision Development Corporation ("EDC"). In fiscal 2000, the Company wrote off its remaining investment in EDC of approximately $0.6 million due to EDC ceasing operations.

         Other income of $1.0 million in the first thirteen weeks of 2000 resulted from the recovery of a write-off on a convertible note receivable that had previously been written off in fiscal 1999.

         As a result of the foregoing, we had a net loss of $3.4 million in the first thirteen weeks of 2001 compared to a net loss of $6.6 million in the first thirteen weeks of 2000. Net loss per share for the thirteen week periods of 2001 and 2000 was $0.34 and $0.78 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund working capital needs, to open new stores and to renovate existing stores. For the first thirteen weeks of fiscal 2001, these capital requirements generally were satisfied through borrowings under our credit facility and cash flows from operations.

         At May 5, 2001, we had a working capital of approximately $4.3 million compared to a working capital of approximately $7.0 million at February 3, 2001. The reduction was primarily due to increases in our bank line of credit and accounts payable offset by an increase in inventories as a result of seasonal demands.

         Net cash used in operating activities during the current period was approximately $0.5 million compared with approximately $8.2 million for the same period in the prior year. The reduction in cash used in operating activities was a result of the net change in our trade receivables, advances to suppliers, inventories and accounts payable.

         Net cash used in investing activities was approximately $0.2 million, compared with approximately $4.1 million for the same period in the prior year. Investing activities represent purchases of furniture, fixtures and equipment for store openings and the renovation of existing stores and information system advancements.

         Net cash provided by financing activities during the current period was approximately $1.2 million compared with approximately $13.2 million for the same time period in the prior year. The prior year reflected the issuance of $9 million convertible notes in March 2000.

         Perfumania's three year senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million and supports normal working capital requirements and other general corporate purposes. As of May 5, 2001, the credit facility bore interest at 7.5%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of May 5, 2001, Perfumania was in compliance with all financial covenants of the line.

         Management believes that Perfumania's borrowing capacity under its bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs and capital expenditures, including remodeling of existing stores and debt service for at least the next twelve months.

         During the thirteen weeks ended May 5, 2001, Perfumania closed 3 stores and did not open any new stores. At May 5, 2001, Perfumania operated 254 stores. Management intends to focus on improving the profitability of existing stores and plans to open a maximum of 10 new stores in fiscal 2001.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         During the quarter ended May 5, 2001, there have been no material changes in the information about our market risks as of February 3, 2001 as set forth in Item 7A of the 2000 Form 10-K.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

                  Not applicable.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

                  Not applicable.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  Not applicable.

ITEM 5.           OTHER INFORMATION

                  Not applicable.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits

                           Index to Exhibits

Exhibit
Number            Description of Exhibit
------            ----------------------


---------------

(1)      Filed herewith.

                  (b)      Reports on Form 8-K.

                           None

                              E COM VENTURES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   E COM VENTURES, INC.
                                          --------------------------------------
                                                       (Registrant)


Date: June 15, 2001              By:      /S/ ILIA LEKACH
                                          --------------------------------------
                                          Ilia Lekach
                                          Chairman of the Board and
                                          Chief Executive Officer
                                          (Principal Executive Officer)


                                 By:      /S/ A. MARK YOUNG
                                          --------------------------------------
                                          A. Mark Young
                                          Chief Financial Officer and Director
                                          (Principal Financial and
                                          Accounting Officer)