Form 10-Q
period 2001-08-04
E COM VENTURES INC
filed 2001-09-18
CIK 880460

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2001
                         COMMISSION FILE NUMBER 0-19714

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


                           YES [X]    NO [ ]


                          COMMON STOCK $.01 PAR VALUE
                             OUTSTANDING SHARES AT
                           AUGUST 31, 2001, 9,577,412

                               TABLE OF CONTENTS

                     E COM VENTURES, INC. AND SUBSIDIARIES


                                     PART I
                             FINANCIAL INFORMATION


ITEM 1            FINANCIAL STATEMENTS (unaudited).......................................................3

                  Consolidated Condensed Balance Sheets..................................................3
                  Consolidated Condensed Statements of Operations........................................4
                  Consolidated Condensed Statements of Cash Flows........................................5
                  Notes to Consolidated Condensed Financial Statements...................................6

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.................................................................11

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS..........................................................................17


                                    PART II
                               OTHER INFORMATION


ITEM 1            LEGAL PROCEEDINGS.....................................................................17

ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................17

ITEM 3            DEFAULTS UPON SENIOR SECURITIES.......................................................17

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................17

ITEM 5            OTHER INFORMATION.....................................................................17

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K......................................................17

SIGNATURES..............................................................................................18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                     E COM VENTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                      AUGUST 4, 2001            FEBRUARY 3, 2001
                                                                      --------------            ----------------

ASSETS:
Current assets:
Cash and cash equivalents                                              $   2,188,185             $   2,219,768
Trade receivables, net                                                       968,809                 1,906,406
Advances to suppliers                                                      6,212,962                 5,937,106
Inventories, net                                                          63,130,406                62,501,712
Prepaid expenses and other current assets                                  1,945,159                 3,003,425
Investments available for sale                                               174,885                   565,311
                                                                       -------------             -------------
  Total current assets                                                    74,620,406                76,133,728

Property and equipment, net                                               23,511,152                26,412,851
Goodwill and other intangible assets                                       3,141,751                 3,558,397
Other assets                                                               1,066,876                 1,223,841
                                                                       -------------             -------------
  Total assets                                                         $ 102,340,185             $ 107,328,817
                                                                       =============             =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                                    $  32,026,009             $  33,526,504
Current portion of long term debt                                            613,250                 1,210,554
Accounts payable, non-affiliates                                          14,090,426                12,453,497
Accounts payable, affiliate                                               13,855,785                13,412,811
Accrued expenses and other liabilities                                     7,288,635                 6,964,758
Subordinated note payable, affiliate                                       3,000,000                        --
Current portion of obligations under capital leases                        1,606,229                 1,551,093
                                                                       -------------             -------------
  Total current liabilities                                               72,480,334                69,119,217

Long term debt, less current portion                                         462,065                   438,499
Long term portion of obligations under capital leases                      1,782,113                 2,601,434
Convertible notes payable                                                  7,327,573                 8,775,044
                                                                       -------------             -------------
  Total liabilities                                                       82,052,085                80,934,194
                                                                       -------------             -------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value, 1,000,000
   shares authorized, none issued                                                 --                        --
Common stock, $.01 par value, 25,000,000 shares
   authorized; 11,921,221 and 11,722,280 shares issued
   in 2001 and 2000, respectively                                            119,213                   117,224
Additional paid-in capital                                                71,782,658                71,926,355
Treasury stock, at cost, 2,343,809 and 1,634,528 shares
   in 2001 and 2000, respectively                                         (6,376,176)               (5,643,377)
Accumulated deficit                                                      (41,128,942)              (36,011,206)
Notes and interest receivable from shareholder and officers               (3,568,132)               (3,844,278)
Accumulated other comprehensive loss                                        (540,521)                 (150,095)
                                                                       -------------             -------------
  Total shareholders' equity                                              20,288,100                26,394,623
                                                                       -------------             -------------
  Total liabilities and shareholders' equity                           $ 102,340,185             $ 107,328,817
                                                                       =============             =============


See accompanying notes to consolidated condensed financial statements.

                     E COM VENTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                  Thirteen Weeks       Thirteen Weeks      Twenty-Six Weeks     Twenty-Six Weeks
                                                      Ended                Ended                 Ended                Ended
                                                  August 4, 2001       July 29, 2000        August 4, 2001        July 29, 2000
                                                  --------------       --------------      ----------------     ----------------

Net sales                                          $ 44,201,926         $ 48,702,148         $ 84,784,441         $ 88,316,892
Cost of goods sold                                   25,534,755           29,318,132           49,455,585           52,510,185
                                                   ------------         ------------         ------------         ------------
Gross profit                                         18,667,171           19,384,016           35,328,856           35,806,707
                                                   ------------         ------------         ------------         ------------

Operating expenses:
  Selling, general and administrative                17,854,714           20,286,491           35,140,697           37,919,192
  Depreciation and amortization                       1,724,488            1,464,509            3,494,038            2,681,313
                                                   ------------         ------------         ------------         ------------
    Total operating expenses                         19,579,202           21,751,000           38,634,735           40,600,505
                                                   ------------         ------------         ------------         ------------

Loss from operations
  before other (expense) income                        (912,031)          (2,366,984)          (3,305,879)          (4,793,798)
                                                   ------------         ------------         ------------         ------------

Interest expense, net                                  (803,257)          (1,555,620)          (1,811,857)          (5,557,719)
Equity in loss of partially-owned affiliate                  --             (148,782)                  --           (1,388,248)
Gain on sale of affiliate common stock                       --            9,998,454                   --            9,998,454
Other (expense) income                                       --             (666,041)                  --              379,399
                                                   ------------         ------------         ------------         ------------
    Net (loss) income                              $ (1,715,288)        $  5,261,027         $ (5,117,736)        $ (1,361,912)
                                                   ============         ============         ============         ============

Net (loss) income per common share:
  Basic                                            $      (0.18)        $       0.57         $      (0.52)        $      (0.15)
                                                   ============         ============         ============         ============
  Diluted                                          $      (0.18)        $       0.41         $      (0.52)        $      (0.15)
                                                   ============         ============         ============         ============

Weighted average number of common
   shares outstanding:
  Basic                                               9,768,969            9,222,481            9,938,276            8,848,212
                                                   ============         ============         ============         ============
  Diluted                                             9,768,969           12,850,252            9,938,276            8,848,212
                                                   ============         ============         ============         ============


See accompanying notes to consolidated condensed financial statements.

                     E COM VENTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                Twenty-Six Weeks Ended    Twenty-Six Weeks Ended
                                                                     August 4, 2001            July 29, 2000
                                                                ----------------------    ----------------------

Cash flows from operating activities:
Net loss                                                              $(5,117,736)            $ (1,361,912)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
Provision for doubtful accounts                                            30,000                   36,682
Reversal for impairment of assets                                              --               (1,006,333)
Gain on sale of affiliate stock                                                --               (9,998,454)
Provision for impairment of inventory                                     279,155                       --
Provision for impairment of assets and store closing                      493,713                  118,572
Depreciation and amortization                                           3,494,038                2,681,313
Equity in loss of partially-owned affiliate                                    --                1,388,248
Beneficial conversion feature of convertible notes payable                     --                2,636,764
Change in operating assets and liabilities:
    Trade receivables                                                     907,597               (1,657,212)
    Advances to suppliers                                                (275,856)              (5,170,386)
    Inventories                                                          (907,849)               2,301,043
    Prepaid expenses and other current assets                           1,058,266               (1,354,381)
    Other assets                                                          170,246                 (482,093)
    Accounts payable                                                    5,079,903                1,030,076
    Accrued expenses and other liabilities                                325,198                 (170,290)
                                                                      -----------             ------------
Net cash provided by (used in) operating activities                     5,536,675              (11,008,363)
                                                                      -----------             ------------

Cash flows from investing activities:
Additions to property and equipment                                      (682,687)              (2,531,755)
Investments in and advances to partially-owned affiliates                      --               (3,302,411)
                                                                      -----------             ------------
Net cash used in investing activities                                    (682,687)              (5,834,166)
                                                                      -----------             ------------

Cash flows from financing activities:
Net (repayments) and borrowings under bank line
    of credit and notes payable                                        (2,074,233)               7,074,025
Repayment of subordinated notes                                                --               (2,000,000)
Principal payments under capital lease obligations                       (764,185)                (255,365)
Net repayments (advances) to shareholders and officers                    276,146               (1,221,416)
(Repayment) issuance of convertible notes payable                      (1,600,000)               9,000,000
Proceeds from sale of affiliate common stock                                   --                6,500,000
Exercise of stock options                                                   9,500                  151,552
Purchases of treasury stock                                              (732,799)              (2,004,227)
                                                                      -----------             ------------
    Net cash (used in) provided by financing activities                (4,885,571)              17,244,569
                                                                      -----------             ------------
(Decrease) increase in cash and cash equivalents                          (31,583)                 402,040
Cash and cash equivalents at beginning of period                        2,219,768                1,995,610
                                                                      -----------             ------------
Cash and cash equivalents at end of period                            $ 2,188,185             $  2,397,650
                                                                      ===========             ============


See accompanying notes to consolidated condensed financial statements.

                     E COM VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

         E Com Ventures, Inc., a Florida Corporation ("ECOMV"), is structured as a holding company that owns and operates Perfumania Inc. ("Perfumania"), a Florida corporation which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, inc., an Internet retailer of fragrance and other specialty items. ECOMV and its subsidiaries (the "Company") also provides Internet fulfillment and services. The core of the Company's business is related to the distribution of fragrances and related products.

         Perfumania's retail stores are located in regional malls, manufacturer's outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at August 4, 2001 and July 29, 2000, were 248 and 262, respectively.

         The consolidated condensed financial statements include the accounts of ECOMV and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2001 filed with the SEC on May 4, 2001.

RECLASSIFICATION

         Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 141 ("SFAS 141"), Accounting for Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. At this time, the Company has not determined the complete impact of these Statements. For the twenty-six weeks ended August 4, 2001, the Company has recognized approximately $0.4 million of goodwill amortization.

NOTE 2 - BANK LINE OF CREDIT

         Perfumania's three year senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which $32.0 million was outstanding and $2.8 million was available at August 4, 2001. The credit facility supports normal working capital requirements and other general corporate purposes. As of August 4, 2001, the credit facility bore interest at 6.3%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The line contains limitations on additional borrowings and capital expenditures among other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of August 4, 2001, Perfumania was in compliance with all financial covenants.

NOTE 3 - BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

         Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share includes, in periods in which common stock equivalents have a dilutive effect, the impact of common shares issuable upon exercise of stock options and other common stock equivalents. For all periods presented in the accompanying consolidated condensed statements of operations, with the exception of the thirteen weeks ended July 29, 2000, incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

NOTE 4 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive income (loss) represents all non-owner changes in shareholders' equity and consists of the following:


                                         Thirteen Weeks       Thirteen Weeks   Twenty-Six Weeks     Twenty-Six Weeks
                                              Ended                Ended            Ended                Ended
                                         August 4, 2001       July 29, 2000     August 4, 2001       July 29, 2000
                                         --------------       --------------   ---------------      ----------------

Net (loss) income                          $(1,715,288)        $ 5,261,027        $(5,117,736)        $ (1,361,912)

Other comprehensive (loss) income -
Net unrealized (loss) gain
  on investments                              (110,302)         10,246,461           (390,426)          10,424,896
                                           -----------         -----------        -----------         ------------

  Total comprehensive (loss) income        $(1,825,590)        $15,507,488        $(5,508,162)        $  9,062,984
                                           -----------         -----------        -----------         ------------

NOTE 5 - SEGMENT INFORMATION

         Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.


                                               Thirteen Weeks     Thirteen Weeks    Twenty-Six Weeks   Twenty-Six Weeks
                                                   Ended               Ended              Ended              Ended
                                               August 4, 2001      July 29, 2000     August 4, 2001      July 29, 2000
                                               --------------     --------------    ----------------   ----------------

Net sales to external customers:
  Wholesale                                      $ 1,822,713        $ 6,446,393        $ 7,505,446        $12,761,155
  Retail                                          42,379,213         42,255,755         77,278,995         75,555,737
                                                 -----------        -----------        -----------        -----------
    Total net sales to external customers        $44,201,926        $48,702,148        $84,784,441        $88,316,892
                                                 -----------        -----------        -----------        -----------

Cost of goods sold:
  Wholesale                                      $ 1,440,141        $ 5,062,167        $ 5,917,663        $ 9,983,017
  Retail                                          24,094,614         24,255,965         43,537,922         42,527,168
                                                 -----------        -----------        -----------        -----------
Total cost of goods sold:                        $25,534,755        $29,318,132        $49,455,585        $52,510,185
                                                 -----------        -----------        -----------        -----------

Gross profit:
  Wholesale                                      $   382,572        $ 1,384,226        $ 1,587,783        $ 2,778,138
  Retail                                          18,284,599         17,999,790         33,741,073         33,028,569
                                                 -----------        -----------        -----------        -----------
    Total gross profit                           $18,667,171        $19,384,016        $35,328,856        $35,806,707
                                                 -----------        -----------        -----------        -----------

Depreciation and amortization:
  Retail                                         $ 1,106,855        $   996,446        $ 2,322,293        $ 1,827,934
  Corporate                                          617,633            468,063          1,171,745            853,379
                                                 -----------        -----------        -----------        -----------
    Total depreciation and amortization          $ 1,724,488        $ 1,464,509        $ 3,494,038        $ 2,681,313
                                                 -----------        -----------        -----------        -----------

Capital expenditures:
  Retail                                         $   420,761        $   676,377        $   540,102        $   917,841
  Corporate                                           71,261            652,634            142,585          1,613,914
                                                 -----------        -----------        -----------        -----------
    Total capital expenditures                   $   492,022        $ 1,329,011        $   682,687        $ 2,531,755
                                                 -----------        -----------        -----------        -----------


                                               August 4, 2001     February 3, 2001
                                               --------------     ----------------
Inventory:
  Wholesale                                      $    51,616        $ 1,213,000
  Retail                                          63,078,790         61,288,712
                                                 -----------        -----------
                                                 $63,130,406        $62,501,712
                                                 -----------        -----------


An unaffiliated customer of the wholesale segment accounted for approximately 4% and 11%, and 8% and 12%, of the consolidated net sales for the thirteen and twenty-six weeks, respectively, ended August 4, 2001 and July 29, 2000.

NOTE 6 - INVESTMENTS AVAILABLE FOR SALE

         The Company has investments in Internet related businesses. The carrying value of these investments as of August 4, 2001 totaled $0.2 million. The decline in carrying values from original cost resulted primarily from non-temporary impairments recorded as a charge to income in fiscal 2000. There were no investment transactions during the first twenty-six weeks of fiscal 2001. As of August 31, 2001, the market value of the investments was $0.7 million.

NOTE 7 - CONVERTIBLE NOTES PAYABLE

         In February 2001, the Company entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with the holders of the Company's outstanding Series A, B, C and D Convertible Notes. The Agreement provides that the Company has the option to repurchase the total outstanding convertible notes over an eleven month period beginning February 2001, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event the Company exercises its option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock. During the first twenty-six weeks of fiscal year 2001, the Company repaid $1.6 million to the note holders.

NOTE 8 - RELATED PARTY TRANSACTIONS

         Notes receivable from a shareholder and officer were approximately $3.6 million as of August 4, 2001. The notes are secured by certain stock options held by the shareholder and officer, mature December 31, 2001 and bear interest at 8% per annum. Principal and interest are payable in full at maturity.

         On June 30, 2001, Perfumania signed a $3,000,000 subordinated note agreement with Parlux Fragrances, Inc., ("Parlux") whose Chairman of the Board of Directors and Chief Executive Officer, Ilia Lekach, is the Company's Chairman of the Board and Chief Executive Officer. The note represents the reduction of $3,000,000 in trade payables due to Parlux. The note is due on March 31, 2002 with monthly principal and interest payments beginning October 31, 2001, bears interest at prime plus 1% and is subordinate to all bank related indebtedness. The outstanding amount of the indebtedness as of August 4, 2001 is reflected in the accompanying consolidated condensed balance sheet as subordinated note payable, affiliate.

NOTE 9 - TREASURY STOCK

         As of August 4, 2001, the Company had acquired approximately 2.3 million shares of Treasury Stock for a total cost of approximately $6.4 million. For the thirteen and twenty-six week periods ended August 4, 2001, the Company acquired approximately 639,000 and 709,000 shares of common stock for approximately $660,000 and $735,000 at an average cost per share of $1.03.

NOTE 10 - CONTINGENCIES

         The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters. Management believes that the Company has meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

NOTE 11 - NON-CASH TRANSACTIONS

         Supplemental disclosures of non-cash activities are as follows:


                                                                 For the Twenty-Six Weeks Ended
                                                             --------------------------------------
                                                             August 4, 2001           July 29, 2000
                                                             --------------           -------------

Conversion of notes payable and accrued interest
   payable in exchange for common stock                        $   115,459             $ 2,843,300

Decrease in accounts payable in exchange for
   subordinated notes payable--affiliate                       $ 3,000,000             $ 3,000,000

Net unrealized (loss) gain on marketable securities            $  (390,426)            $10,424,896


Cash paid during the period for:
    Interest                                                   $ 1,969,665             $ 2,547,693

    Income taxes                                               $   150,000                      --

PART I.  FINANCIAL INFORMATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


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

WE MAY HAVE PROBLEMS RAISING MONEY NEEDED IN THE FUTURE

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

FUTURE GROWTH MAY PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES

         Future growth may place a significant strain on our managerial, operational and financial resources. Further, as the number of our users, advertisers and other business partners grow, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Future growth or increase in the number of our strategic relationships might strain our managerial, operational and financial resources, inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business and the Internet.

WE ARE SUBJECT TO INTENSE COMPETITION

         Some of Perfumania's competitors sell fragrances at discount prices, and some are part of large international, national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania's stores compete on the basis of selling price, customer service, merchandise variety and store location. Many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our products or services.

EXPANDING OUR BUSINESS THROUGH ACQUISITIONS AND INVESTMENTS IN OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS

         We may expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

         - difficulty integrating acquired technologies, operations, and personnel with our existing business;

         - diversion of management's attention in connection with both negotiating the acquisitions and integrating the assets;

         -        the need for additional financing;

         - strain on managerial and operational resources as management tries to oversee larger operations; and

         -        exposure to unforeseen liabilities of acquired companies.

         We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions. In addition, many of our investments might be in early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these early-stage companies.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED AUGUST 4, 2001 WITH THE THIRTEEN WEEKS ENDED JULY 29, 2000.

         Net sales decreased from $48.7 million in the thirteen weeks ended July 29, 2000, to $44.2 million in the thirteen weeks ended August 4, 2001. Wholesale sales decreased 71.7% (from $6.4 million to $1.8 million) and retail sales increased by 0.3% (from $42.3 million to $42.4 million). The decrease in wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations. Wholesale Sales are expected to decrease during the second half of fiscal 2001 when compared to the prior year. The increase in retail sales was principally due to the increase in Internet sales as comparable store sales during the current period were unchanged when compared to last year.

         Gross profit decreased 3.7% from $19.4 million in the thirteen weeks ended July 29, 2000 (39.8% of net sales) to $18.7 million in the thirteen weeks ended August 4, 2001 (42.2% of net sales) due to a decrease in gross profit for the wholesale division which was offset by an increase in gross profit for the retail division.

         Gross profit for the wholesale division decreased from $1.4 million in the thirteen weeks ended July 29, 2000 to $0.4 million in the thirteen weeks ended August 4, 2001 as a result of lower wholesale sales. As a percentage of wholesale sales, gross profit for the wholesale division decreased from 21.5% in the thirteen weeks ended July 29, 2000 to 21.0% in the thirteen weeks ended August 4, 2001.

         Gross profit for the retail division increased to $18.3 million in the thirteen weeks ended August 4, 2001 from $18.0 million in the thirteen weeks ended July 29, 2000. As a percentage of retail sales, gross profit for the retail division increased from 42.6% in the thirteen weeks ended July 29, 2000 to 43.1% in the thirteen weeks ended August 4, 2001, primarily as a result of higher margins on merchandise sold.

         Selling, general and administrative expenses decreased 12.0% from $20.3 million in the thirteen weeks ended July 29, 2000 to $17.9 million in the thirteen weeks ended August 4, 2001. The decrease is attributable to 1) approximately $0.8 million of severance and consulting costs accrued during fiscal 2000 for various senior management whose employment with the Company was terminated during the second quarter of that year, 2) a reduction in the number of retail stores in operation and, 3) improved cost control efforts. The average number of stores operated during the thirteen weeks ended August 4, 2001 compared to the thirteen weeks ended July 29, 2000 decreased from 264 to 249.

         Depreciation and amortization expense increased 17.8% from $1.5 million in the thirteen weeks ended July 29, 2000 to $1.7 million in the thirteen weeks ended August 4, 2001 due primarily to increases in capital spending for system enhancements over the past year, and amortization of goodwill resulting from the acquisition of perfumania.com, inc. in May 2000.

         EBITDA, defined as earnings (loss) from operations less depreciation and amortization, improved by $1.7 million from ($0.9) million in the thirteen weeks ended July 29, 2000 to $0.8 million in the thirteen weeks ended August 4, 2001, due primarily to lower selling, general and administrative expenses as described above.

         Interest expense, net decreased by 48.4% from $1.6 million for the thirteen weeks ended July 29, 2000 to $0.8 million for the thirteen weeks ended August 4, 2001. The decrease results from lower interest rates on our bank line of credit, a lower outstanding balance on our bank line of credit and a reduction in the outstanding balance of convertible notes payable in the thirteen weeks ended August 4, 2001 compared to the thirteen weeks ended July 29, 2000.

         Equity in loss of partially-owned affiliate of $0.2 million in fiscal year 2000 represents our share of Envision Development Corporation's (EDC) net loss for the thirteen weeks ended July 29, 2000.

         Gain on sale of affiliate's common stock of $10.0 million in fiscal year 2000 resulted from the sale of shares of Envision Development Corporation. There were no similar transactions during the thirteen weeks ended August 4, 2001.

         Other expense of $0.7 million in the thirteen weeks ended July 29, 2000 resulted from prior realized losses on the sale of equity investments. There were no such transactions during the thirteen weeks ended August 4, 2001.

       As a result of the foregoing, we had a net loss of $1.7 million, or ($0.18) per diluted share, in the thirteen weeks ended August 4, 2001 compared to a net income of $5.3 million, or $0.41 per diluted share, in the thirteen weeks ended July 29, 2000.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2001 WITH THE TWENTY-SIX WEEKS ENDED JULY 29, 2000.

         Net sales decreased 4.0% from $88.3 million in the twenty-six weeks ended July 29, 2000 to $84.8 million in the twenty-six weeks ended August 4, 2001. The decrease in net sales was due primarily to a 41.2% decrease in wholesale sales (from $12.8 million to $7.5 million) offset by a 2.3% increase in retail sales (from $75.6 million to $77.3 million).

         The decrease in wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations. Wholesale sales are expected to decrease during the second half of fiscal 2001 when compared to the prior year. The increase in retail sales was principally due to an increase in Internet sales and the opening of 6 new stores over the past year as comparable store sales during the twenty-six weeks ended August 4, 2001 were unchanged when compared to last year.

         Gross profit decreased 1.3% from $35.8 million in the twenty-six weeks ended July 29, 2000 (40.5% of net sales) to $35.3 million in the twenty-six weeks ended August 4, 2001 (41.7% of net sales) as a result of decreases in wholesale sales which was offset by an increase in retail sales.

         Gross profit for the wholesale division decreased 42.8% from $2.8 million in the twenty-six weeks ended July 29, 2000 to $1.6 million in the twenty-six weeks ended August 4, 2001. As a percentage of wholesale sales, gross profit for the wholesale division decreased from 21.8% in the twenty-six weeks ended July 29, 2000 to 21.2% in the twenty-six weeks ended August 4, 2001.

         Gross profit for the retail division increased 2.2% from $33.0 million in the twenty-six weeks ended July 29, 2000 to $33.7 million in the twenty-six weeks ended August 4, 2001. The retail division's gross margin was 43.7% in both the twenty-six weeks ended August 4, 2001 and July 29, 2000.

         Selling, general and administrative expenses decreased 7.3% from $37.9 million in the twenty-six weeks ended July 29, 2000 to $35.1 million in the twenty-six weeks ended August 4, 2001. The decrease was attributable to 1) approximately $0.8 million of severance and consulting costs accrued during fiscal 2000 for various senior management whose employment with the Company was terminated during the second quarter of that year, 2) a reduction in the number of retail stores in operation and 3) improved cost control efforts. The average number of stores operated during the twenty-six weeks ended August 4, 2001 compared to the twenty-six weeks ended July 29, 2000 decreased from 267 to 252.

         Depreciation and amortization expense increased 30.3% from $2.7 million in the twenty-six weeks ended July 29, 2000 to $3.5 million in the twenty-six weeks ended August 4, 2001 due primarily to increases in capital spending for system enhancements over the past year, and amortization of goodwill resulting from the acquisition of perfumania.com, inc. in May 2000.

         EBITDA, defined as earnings (loss) from operations less depreciation and amortization, improved by $2.3 million from ($2.1) million in the first twenty-six weeks of 2000 to $0.2 million in the first twenty-six weeks of 2001, due to increased gross profit and lower selling, general and administrative expenses as described above.

         Interest expense, net decreased by 67.4% from $5.6 million for the twenty-six weeks ended July 29, 2000 to $1.8 million for the twenty-six weeks ended August 4, 2001. The decrease is principally due to the non-cash beneficial conversion cost of approximately $2.6 million associated with the issuance of convertible notes in March 2000 combined with lower interest costs on our bank line of credit, a reduction in the outstanding balance of convertible notes payable and a lower outstanding balance on our bank line of credit in the twenty-six weeks ended August 4, 2001 compared to the twenty-six weeks ended July 29, 2000.

         Equity in loss of partially-owned affiliate of $1.4 million in fiscal year 2000 represents our share of Envision Development Corporation's (EDC) net loss for the period we owned in excess of 20% of EDC's outstanding shares (February through May 2000).

         Gain on sale of affiliate's common stock of $10.0 million in fiscal year 2000 resulted from the sale of shares of EDC.

         During the twenty-six weeks ended August 4, 2001 the Company had a net loss of $5.1 million or $(0.52) per diluted share, compared to a net loss of $1.4 million or ($0.15) per diluted share during the twenty-six weeks ended July 29, 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund working capital needs and to renovate existing stores. For the first twenty-six weeks of fiscal 2001, these capital requirements generally were satisfied through borrowings under our credit facility and cash flows from operations.

         At August 4, 2001, we had working capital of approximately $2.1 million compared to working capital of approximately $7.0 million at February 3, 2001. The decrease was primarily due to a reduction in trade receivables and inventories offset by increases in accounts payable and subordinated note payable, affiliate.

         Net cash provided by operating activities during the current period was approximately $5.5 million compared with net cash used of approximately $11.0 million for the same period in the prior year. The change in cash provided by operating activities was principally a result of the loss for the period, the gain on sale of affiliate stock in fiscal 2000 and the net change in our trade receivables, inventories and accounts payable.

         Net cash used in investing activities was approximately $0.7 million, compared with approximately $5.8 million for the same period in the prior year. Investing activities represent purchases of fixtures and equipment for store openings and the renovation of existing stores, information system improvements, as well as investments in other companies. Investments in and advances to partially owned affiliates for the same period in the previous year was approximately $3.3 million primarily as a result of a $1.4 million investment made in The Sportsman's Guide, Inc. and a $2.0 million investment in Take To Auction.

         Net cash used in financing activities during the current period was approximately $4.9 million compared with net cash provided of approximately $17.2 million for the same time period in the prior year. The change was primarily the result of the issuance of $9 million convertible notes in March 2000 and $6.5 million of proceeds received on the sale of common stock of EDC.

         Perfumania's three year senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million of which $32.0 million was outstanding and $2.8 million was available at August 4, 2001. The credit facility supports normal working capital requirements and other general corporate purposes. As of August 4, 2001, the credit facility bore interest at 6.3%.

         Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of August 4, 2001, Perfumania was in compliance with all financial covenants of the line.

         Management believes that Perfumania's borrowing capacity under its bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs, capital expenditures and debt service for at least the next twelve months.

         During the twenty-six weeks ended August 4, 2001, Perfumania closed 9 stores and did not open any new stores. At August 4, 2001, Perfumania operated 248 stores. Management intends to focus on improving the profitability of its existing stores and plans to open a maximum of 5 new stores during the third and fourth quarters of fiscal 2001.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         During the quarter ended August 4, 2001, there have been no material changes in the information about our market risks as of February 3, 2001 as set forth in Item 7A of the 2000 Form 10-K.


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

                  12.1             Subordinated Secured Note


         (b)      Reports on Form 8-K.

                  None.

                              E COM VENTURES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               E COM VENTURES, INC.
                                                  (Registrant)


Date: September 17, 2001           By: /s/ ILIA LEKACH
                                       ---------------------------------------
                                       Ilia Lekach
                                       Chairman of the Board and
                                       Chief Executive Officer
                                       (Principal Executive Officer)


                                   By: /s/ A. MARK YOUNG
                                       ---------------------------------------
                                       A. Mark Young
                                       Chief Financial Officer
                                       (Principal Financial and
                                       Accounting Officer)