Form 10-Q
period 2001-11-03
E COM VENTURES INC
filed 2001-12-18
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2001
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

YES []     NO [  ]

COMMON STOCK $.01 PAR VALUE
OUTSTANDING SHARES AT
NOVEMBER 30, 2001, 9,492,412

E COM VENTURES, INC. AND SUBSIDIARIES

	PART I

	FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS (unaudited)	3

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Operations	4

	Consolidated Condensed Statements of Cash Flows	5

	Notes to Consolidated Condensed Financial Statements	6

ITEM 2	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	16

	PART II

	OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	16

ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	16

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5	OTHER INFORMATION	16

ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	16

SIGNATURES		17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E COM VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

ASSETS:	NOVEMBER 3, 2001	FEBRUARY 3, 2001

Current assets:

Cash and cash equivalents	$1,884,443	$2,219,768

Trade receivables, net	1,208,994	1,906,406

Advances to suppliers	6,354,123	5,937,106

Inventories, net	68,186,354	62,501,712

Prepaid expenses and other current assets	1,920,198	3,003,425

Investments available for sale	1,033,178	565,311

Total current assets	80,587,290	76,133,728

Property and equipment, net	22,473,357	26,412,851

Goodwill and other intangible assets	2,941,033	3,558,397

Other assets	1,078,190	1,223,841

Total assets	$107,079,870	$107,328,817

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:

Bank line of credit	$34,282,785	$33,526,504

Current portion of long term debt	519,469	1,210,554

Accounts payable, non-affiliates	20,987,427	12,453,497

Accounts payable, affiliate	14,269,507	13,412,811

Accrued expenses and other liabilities	6,230,300	6,964,758

Subordinated note payable, affiliate	2,950,000	—

Current portion of obligations under capital leases	1,665,079	1,551,093

Total current liabilities	80,904,567	69,119,217

Long term debt, less current portion	366,007	438,499

Long term portion of obligations under capital leases	1,431,100	2,601,434

Convertible notes payable	6,494,240	8,775,044

Total liabilities	89,195,914	80,934,194

Commitments and contingencies

Shareholders’ equity:

Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—

Common stock, $.01 par value, 25,000,000 shares authorized; 11,921,221 and 11,722,280 shares issued in fiscal 2001 and 2000, respectively	119,213	117,224

Additional paid-in capital	71,615,991	71,926,355

Treasury stock, at cost, 2,428,809 and 1,634,528 shares in fiscal 2001 and 2000, respectively	(6,456,494)	(5,643,377)

Accumulated deficit	(44,074,064)	(36,011,206)

Notes and interest receivable from shareholder and officers	(3,638,462)	(3,844,278)

Accumulated other comprehensive income (loss)	317,772	(150,095)

Total shareholders’ equity	17,883,956	26,394,623

Total liabilities and shareholders’ equity	$107,079,870	$107,328,817

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net sales	$41,864,998	$47,214,024	$126,649,439	$135,466,342

Cost of goods sold	24,545,792	29,286,263	74,001,377	81,731,874

Gross profit	17,319,206	17,927,761	52,648,062	53,734,468

Operating expenses:

Selling, general and administrative	17,772,506	18,786,411	52,913,203	56,705,603

Depreciation and amortization	1,683,910	1,736,262	5,177,948	4,272,163

Total operating expenses	19,456,416	20,522,673	58,091,151	60,977,766

Loss from operations	(2,137,210)	(2,594,912)	(5,443,089)	(7,243,298)

Interest expense, net	(807,912)	(1,280,039)	(2,619,769)	(6,837,758)

Equity in loss of partially-owned affiliate	—	—	—	(1,388,245)

Gain on sale of affiliate common stock	—	—	—	9,998,454

Other (expense) income	—	(273,625)	—	105,771

Net loss	$(2,945,122)	$(4,148,576)	$(8,062,858)	$(5,365,076)

Net loss per common share:

Basic	$(0.31)	$(0.42)	$(0.82)	$(0.58)

Diluted	$(0.31)	$(0.42)	$(0.82)	$(0.58)

Weighted average number of common shares outstanding:

Basic	9,528,126	9,859,685	9,801,559	9,185,369

Diluted	9,528,126	9,859,685	9,801,559	9,185,369

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	November 3, 2001	October 28, 2000

Cash flows from operating activities:

Net loss	$(8,062,858)	$(5,365,076)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:

Provision for doubtful accounts	45,000	46,682

Reversal for impairment of assets	—	(1,006,333)

Gain on sale of affiliate stock	—	(9,998,454)

Provision for impairment of assets and store closing	590,501	119,328

Depreciation and amortization	5,177,948	4,272,163

Equity in loss of partially-owned affiliate	—	1,388,245

Beneficial conversion feature of convertible notes payable	—	2,636,763

Change in operating assets and liabilities:

Trade receivables	652,412	(440,116)

Advances to suppliers	(417,017)	(5,795,720)

Inventories	(5,684,642)	(842,777)

Prepaid expenses and other current assets	1,083,227	(1,348,985)

Other assets	158,762	(294,213)

Accounts payable	12,390,626	10,678,553

Accrued expenses and other liabilities	(733,137)	(249,789)

Net cash provided by (used in) operating activities	5,200,822	(6,199,729)

Cash flows from investing activities:

Additions to property and equipment	(1,224,702)	(4,628,825)

Investments in and advances to partially-owned affiliates	—	(3,242,722)

Net cash used in investing activities	(1,224,702)	(7,871,547)

Cash flows from financing activities:

Net (repayments) and borrowings under bank line of credit and notes payable	(57,296)	5,507,958

Repayment of subordinated notes	—	(3,000,000)

Principal payments under capital lease obligations	(1,056,348)	(277,972)

Net repayments (advances) to shareholders and officers	205,816	(1,684,550)

(Repayment) issuance of convertible notes payable	(2,600,000)	9,000,000

Proceeds from sale of affiliate common stock	—	6,500,000

Exercise of stock options	9,500	178,725

Purchases of treasury stock	(813,117)	(2,100,084)

Net cash (used in ) provided by financing activities	(4,311,445)	14,124,077

(Decrease) increase in cash and cash equivalents	(335,325)	52,801

Cash and cash equivalents at beginning of period	2,219,768	1,995,610

Cash and cash equivalents at end of period	$1,884,443	$2,048,411

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

     E Com Ventures, Inc., a Florida Corporation (“ECOMV” or the “Company”), is a holding company that owns and operates two subsidiaries, Perfumania, Inc. (“Perfumania”), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, inc., an Internet retailer of fragrance and other specialty items.

     Perfumania’s retail stores are located in regional malls, manufacturer’s outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at November 3, 2001 and October 28, 2000, were 248 and 266, respectively.

     The consolidated condensed financial statements include the accounts of ECOMV and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 3, 2001 filed with the SEC on May 4, 2001.

RECLASSIFICATION

     Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Accounting for Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company’s treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. At this time, the Company has not determined the complete impact of these Statements. For the thirty-nine weeks ended November 3, 2001, the Company has recognized approximately $0.6 million of goodwill amortization.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting For Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company has not determined the impact of this Statement on its financial position and results of operations.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company has not determined the impact of this Statement on its financial position and results of operations.

NOTE 2 — BANK LINE OF CREDIT

     Perfumania’s three year senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which $34.3 million was outstanding and $2.7 million was available at November 3, 2001. The credit facility, which expires May 2003, supports normal working capital requirements and other general corporate purposes. As of November 3, 2001, the credit facility bore interest at the rate of 5.0%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The line contains limitations on additional borrowings and capital expenditures among other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of November 3, 2001, Perfumania was in compliance with all financial covenants.

NOTE 3 — BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

NOTE 4 — COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents all non-owner changes in shareholders’ equity and consists of the following:

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net loss	$(2,945,122)	$(4,148,576)	$(8,062,858)	$(5,365,076)

Other comprehensive (loss) income - Net unrealized gain (loss) on investments	858,293	(9,413,339)	467,867	1,011,557

Total comprehensive loss	$(2,086,829)	$(13,561,915)	$(7,594,991)	$(4,353,519)

NOTE 5 — SEGMENT INFORMATION

     Perfumania operates in two industry segments, specialty retail sale and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	November 3, 2001	October 28, 2000	November 3, 2001	October 28, 2000

Net sales to external customers:

Wholesale	$995,117	$5,301,580	$8,500,563	$18,062,735

Retail	40,869,881	41,912,444	118,148,876	117,403,607

Total net sales to external customers	$41,864,998	$47,214,024	$126,649,439	$135,466,342

Cost of goods sold:

Wholesale	$879,623	$4,529,565	$6,797,286	$14,512,582

Retail	23,666,169	24,756,698	67,204,091	67,219,292

Total cost of goods sold:	$24,545,792	$29,286,263	$74,001,377	$81,731,874

Gross profit:

Wholesale	$115,494	$772,015	$1,703,277	$3,550,153

Retail	17,203,712	17,155,746	50,944,785	50,184,315

Total gross profit	$17,319,206	$17,927,761	$52,648,062	$53,734,468

Depreciation and amortization:

Retail	$1,268,446	$1,258,417	$3,882,556	$2,942,322

Corporate	415,464	477,845	1,295,392	1,329,841

Total depreciation and amortization	$1,683,910	$1,736,262	$5,177,948	$4,272,163

Capital expenditures:

Retail	$367,954	$1,791,158	$908,056	$2,428,999

Corporate	174,061	585,912	316,646	2,199,286

Total capital expenditures	$542,015	$2,377,070	$1,224,702	$4,628,285

	November 3, 2001	February 3, 2001

Inventory:

Wholesale	—	$1,213,000

Retail	68,186,354	61,288,712

	$68,186,354	$62,501,712

NOTE 6 — INVESTMENTS AVAILABLE FOR SALE

     The Company has investments in Internet related businesses. The carrying value of these investments as of November 3, 2001 totaled $1.0 million. The increase in Investments available for sale is a result of the net unrealized gain in the market value of such investments which is reflected in accumulated other comprehensive income. There were no investment transactions during the first thirty-nine weeks of fiscal 2001.

NOTE 7 — CONVERTIBLE NOTES PAYABLE

     In February 2001, the Company entered into a Convertible Note Option Repurchase Agreement (the “Agreement”) with the holders of the Company’s outstanding Series A, B, C and D Convertible Notes. The Agreement provides that the Company has the option to repurchase the total outstanding convertible notes over an eleven month period beginning February 2001, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event the Company exercises its option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into the Company’s common stock. The convertible notes bear interest at 8% and each series mature at various dates from April 2002 to March 2003. During the first thirty-nine weeks of fiscal year 2001, the Company paid $2.6 million to the note holders which represented $2.2 million of principal and $0.4 million of premium.

NOTE 8 – RELATED PARTY TRANSACTIONS

     Notes receivable from a shareholder and officer were approximately $3.6 million as of November 3, 2001. The notes are secured by certain stock options and investments held by the shareholder and officer, mature December 31, 2001 and bear interest at 8% per annum. Principal and interest are payable in full at maturity.

     On June 30, 2001, Perfumania signed a $3,000,000 subordinated note agreement with Parlux Fragrances, Inc., (“Parlux”) whose Chairman of the Board of Directors and Chief Executive Officer, Ilia Lekach, is the Company’s Chairman of the Board and Chief Executive Officer. The note represents the reduction of $3,000,000 in trade payables due to Parlux. The note is due on March 31, 2002 with monthly principal and interest payments beginning October 31, 2001, bears interest at prime plus 1% and is subordinate to all bank related indebtedness. The outstanding amount of the indebtedness as of November 3, 2001 is reflected in the accompanying consolidated condensed balance sheet as subordinated note payable, affiliate.

     Effective September 1, 2001, perfumania.com, inc. entered into a licensing agreement with TaketoAuction.com, Inc. (“TTA”) whose Chairman of the Board and Chief Executive Officer, Ilia Lekach, is the Company’s Chairman of the Board and Chief Executive Officer. The license agreement allows TTA to operate the Company’s Internet retail fragrance business. TTA sells products through the perfumania.com web site. The Company sells its inventory to TTA at cost plus a nominal mark-up. Additionally, under the terms of the license agreement, TTA pays royalties of 5% for product sales up to $8 million per year, 4% of sales between $8 million and $11 million per year and 3% of sales exceeding $11 million per year. Royalty income under this agreement through November 3, 2001 was approximately $22,000.

NOTE 9 – TREASURY STOCK

     As of November 3, 2001, the Company had acquired approximately 2.4 million shares of treasury stock for a total cost of approximately $6.5 million. For the thirteen and thirty-nine week periods ended November 3, 2001, the Company acquired approximately 85,000 and 794,000 shares of common stock for approximately $0.1 million and $0.8 million at an average cost per share of approximately $1.

NOTE 10 – CONTINGENCIES

     The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters. Management believes that the Company has meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company’s financial position or result of operations.

NOTE 11 – NON-CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:

	For the Thirty-Nine Weeks Ended

	November 3, 2001	October 28, 2000

Conversion of notes payable and accrued interest payable in exchange for common stock	$115,459	$3,704,470

Decrease in accounts payable in exchange for subordinated notes payable — affiliate	$3,000,000	$3,000,000

Net unrealized gain on marketable securities	$467,867	$1,011,557

Cash paid during the period for:

Interest	$2,988,034	$4,748,019

Income taxes	$150,000	$150,391

PART I.    FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

     Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company or its industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements.

We may have problems raising money needed in the future

     Our growth strategy includes selectively opening and operating new Perfumania retail locations and increasing the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional financing, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions which may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

Perfumania’s business is subject to seasonal fluctuations, which could lead to fluctuations in our stock price

     Perfumania has historically experienced and expects to continue experiencing higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Purchases of fragrances as gift items increase during the Christmas holiday season which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below expectations of stock market analysts, our stock price might decline. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions.

Perfumania’s business has been affected by an economic downturn

     Since the third quarter of 2000, the U.S. economy has shown signs of a downturn, and the events of September 11 have further exacerbated the situation. The retail industry, in general, is displaying signs of a slowdown, both in and outside our industry segment, with many companies reporting earnings shortfalls compared to market expectations over the last several months. This general economic slowdown negatively impacted our results during the first nine months of 2001, and may continue to adversely impact our business and the results of our operations.

Perfumania may experience shortages of the merchandise it needs because it does not have long-term agreements with suppliers

     Perfumania’s success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. Perfumania has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that Perfumania has good relationships with its suppliers, if Perfumania is unable to obtain merchandise from one or more key suppliers on a timely basis, or if there is a material change in Perfumania’s ability to obtain necessary merchandise, our results of operations could be seriously harmed.

Perfumania needs to successfully manage its growth

     Perfumania’s growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely effect sales at existing locations.

Perfumania could be subject to litigation because of the merchandising aspect of its business

     Some of the merchandise Perfumania purchases from suppliers is manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. This practice is common in the fragrance and cosmetics business. The owner of a particular trademark or copyright may challenge Perfumania to demonstrate that the specific merchandise was produced and sold with the proper authority and if Perfumania is unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise. This type of restriction could seriously harm Perfumania’s business and results of operations.

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

We are subject to intense competition

     Some of Perfumania’s competitors sell fragrances at discount prices, and some are part of large international, national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania’s stores compete on the basis of selling price, customer service, merchandise variety and store location. Many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our products or services.

Expanding our business through acquisitions and investments in other businesses and technologies presents special risks

     We may expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

•	difficulty integrating acquired technologies, operations, and personnel with our existing business;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the assets;

•	the need for additional financing;

•	strain on managerial and operational resources as management tries to oversee larger operations; and

•	exposure to unforeseen liabilities of acquired companies.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED NOVEMBER 3, 2001 WITH THE THIRTEEN WEEKS ENDED OCTOBER 28, 2000.

     Net sales decreased 11.3% from $47.2 million in the thirteen weeks ended October 28, 2000 to $41.9 million in the thirteen weeks ended November 3, 2001. Wholesale sales decreased 81.2% (from $5.3 million to $1.0 million) and retail sales decreased by 2.5% (from $41.9 million to $40.9 million). The decrease in wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations. The decrease in retail sales was principally due to a reduction in the number of operating stores during the current period. Comparable store sales increased 1.8% when compared to last year.

     Gross profit decreased 3.4% from $17.9 million in the thirteen weeks ended October 28, 2000 (38.0% of net sales) to $17.3 million in the thirteen weeks ended November 3, 2001 (41.4% of net sales) due to a decrease in gross profit for the wholesale division which was partially offset by an increase in gross profit for the retail division.

     Gross profit for the wholesale division decreased from $0.8 million in the thirteen weeks ended October 28, 2000 to $0.1 million in the thirteen weeks ended November 3, 2001 as a result of lower wholesale sales. As a percentage of wholesale sales, gross profit for the wholesale division decreased from 14.6% in the thirteen weeks ended October 28, 2000 to 11.6% in the thirteen weeks ended November 3, 2001.

     Gross profit for the retail division was $17.2 million in both the thirteen week periods ended November 3, 2001 and October 28, 2000. As a percentage of retail sales, gross profit for the retail division increased from 40.9% in the thirteen weeks ended October 28, 2000 to 42.1% in the thirteen weeks ended November 3, 2001, primarily as a result of higher margins on merchandise sold.

     Selling, general and administrative expenses decreased 5.4% from $18.8 million in the thirteen weeks ended October 28, 2000 to $17.8 million in the thirteen weeks ended November 3, 2001. The decrease is attributable to a reduction in the number of retail stores in operation and improved cost control efforts. The average number of stores operated during the thirteen weeks ended November 3, 2001 compared to the thirteen weeks ended October 28, 2000 decreased from 263 to 248.

     Depreciation and amortization expense was $1.7 million in both the thirteen week periods ended October 28, 2000 and November 3, 2001.

     EBITDA, defined as loss from operations less depreciation and amortization, improved by $0.4 million from ($0.9) million in the thirteen weeks ended October 28, 2000 to ($0.5) million in the thirteen weeks ended November 3, 2001, due primarily to lower selling, general and administrative expenses as described above.

     Interest expense, net decreased by 36.9% from $1.3 million for the thirteen weeks ended October 28, 2000 to $0.8 million for the thirteen weeks ended November 3, 2001. The decrease results from lower interest rates, a lower outstanding balance on our bank line of credit and a reduction in the outstanding balance of convertible notes payable in the thirteen weeks ended November 3, 2001 compared to the thirteen weeks ended October 28, 2000.

     As a result of the foregoing, we had a net loss of $2.9 million, or ($0.31) per diluted share, in the thirteen weeks ended November 3, 2001 compared to a net loss of $4.1 million, or $(0.42) per diluted share in the thirteen weeks ended October 28, 2000.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001 WITH THE THIRTY-NINE WEEKS ENDED OCTOBER 28, 2000.

     Net sales decreased 6.5% from $135.5 million in the thirty-nine weeks ended October 28, 2000 to $126.6 million in the thirty-nine weeks ended November 3, 2001. The decrease in net sales was due primarily to a 52.9% decrease in wholesale sales (from $18.1 million to $8.5 million) offset by a 0.6% increase in retail sales (from $117.4 million to $118.1 million).

     The decrease in wholesale sales was due to our decision to redirect our managerial, administrative and inventory resources to our retail operations. Wholesale sales are expected to continue to decrease during the remainder of fiscal 2001 when compared to the prior year. The increase in retail sales was principally attributed to an increase in comparable store sales. Comparable store sales increased 0.5% when compared to last year.

     Gross profit decreased 2.0% from $53.7 million in the thirty-nine weeks ended October 28, 2000 (39.7% of net sales) to $52.6 million in the thirty-nine weeks ended November 3, 2001 (41.6% of net sales) as a result of decreases in wholesale sales which was partially offset by an increase in retail sales.

     Gross profit for the wholesale division decreased 52.0% from $3.6 million in the thirty-nine weeks ended October 28, 2000 to $1.7 million in the thirty-nine weeks ended November 3, 2001. As a percentage of wholesale sales, gross profit for the wholesale division increased from 19.7% in the thirty-nine weeks ended October 28, 2000 to 20.0% in the thirty-nine weeks ended November 3, 2001.

     Gross profit for the retail division increased 1.5% from $50.2 million in the thirty-nine weeks ended October 28, 2000 to $50.9 million in the thirty-nine weeks ended November 3, 2001. The retail division’s gross margin was 43.1% in the thirty-nine weeks ended November 3, 2001 and 42.7% in the thirty-nine weeks ended October 28, 2000.

     Selling, general and administrative expenses decreased 6.7% from $56.7 million in the thirty-nine weeks ended October 28, 2000 to $52.9 million in the thirty-nine weeks ended November 3, 2001. The decrease was attributable to 1) approximately $0.8 million of severance and consulting costs accrued during fiscal 2000 for various senior management whose employment with the Company was terminated during the second quarter of that fiscal year, 2) a reduction in the number of retail stores in operation and 3) improved cost control efforts. The average number of stores operated during the thirty-nine weeks ended November 3, 2001 compared to the thirty-nine weeks ended October 28, 2000 decreased from 266 to 251.

     Depreciation and amortization expense increased 21.2% from $4.3 million in the thirty-nine weeks ended October 28, 2000 to $5.2 million in the thirty-nine weeks ended November 3, 2001 due primarily to increases in capital spending for system enhancements over the past year, and amortization of goodwill resulting from the acquisition of perfumania.com, inc. in May 2000.

     EBITDA, defined as earnings (loss) from operations less depreciation and amortization, improved by $2.7 million from ($3.0) million in the first thirty-nine weeks of 2000 to ($0.3) million in the first thirty-nine weeks of 2001, due to increased gross profit and lower selling, general and administrative expenses as described above.

     Interest expense, net decreased by 61.7% from $6.8 million for the thirty-nine weeks ended October 28, 2000 to $2.6 million for the thirty-nine weeks ended November 3, 2001. The decrease was principally due to the non-cash beneficial conversion cost of approximately $2.6 million associated with the issuance of convertible notes in March 2000 combined with lower interest costs on our bank line of credit, a reduction in the outstanding balance of convertible notes payable and a lower outstanding balance on our bank line of credit in the thirty-nine weeks ended November 3, 2001 compared to the thirty-nine weeks ended October 28, 2000.

     Equity in loss of partially-owned affiliate of $1.4 million in fiscal year 2000 represents our share of Envision Development Corporation’s (EDC) net loss for the period we owned in excess of 20% of EDC’s outstanding shares (February through May 2000).

     Gain on sale of affiliate’s common stock of $10.0 million in fiscal year 2000 resulted from the sale of shares of EDC.

     During the thirty-nine weeks ended November 3, 2001 the Company had a net loss of $8.1 million or $(0.82) per diluted share, compared to a net loss of $5.4 million or ($0.58) per diluted share during the thirty-nine weeks ended October 28, 2000.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund working capital needs and to renovate existing stores. For the first thirty-nine weeks of fiscal 2001, these capital requirements generally were satisfied through borrowings under our credit facility and cash flows from operations.

     At November 3, 2001, we had a working capital deficiency of approximately ($0.3) million compared to working capital of approximately $7.0 million at February 3, 2001. The decrease was primarily due to the Company’s operating results and the repayment of convertible notes payable. The Company’s business follows a seasonal pattern that peaks in November and December.

     Net cash provided by operating activities during the current period was approximately $5.2 million compared with net cash used of approximately $6.2 million for the same period in the prior year. The change in cash provided by operating activities was principally a result of the loss for the period and the net change in our inventories and accounts payable.

     Net cash used in investing activities was approximately $1.2 million, compared with approximately $7.9 million for the same period in the prior year. Investing activities represent purchases of fixtures and equipment for store openings and the renovation of existing stores, information system improvements, as well as investments in other companies. Investments in and advances to partially owned affiliates for the same period in the previous year was approximately $3.2 million primarily as a result of a $1.4 million investment made in The Sportsman’s Guide, Inc. and a $2.0 million investment in Take To Auction.com, Inc.

     Net cash used in financing activities during the current period was approximately $4.3 million compared with net cash provided of approximately $14.1 million for the same time period in the prior year. The change was primarily the result of the issuance of $9 million convertible notes in March 2000 and $6.5 million of proceeds received on the sale of common stock of Envision Development Corporation, Inc.

     Perfumania’s three year senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million of which $34.3 million was outstanding and $2.7 million was available at November 3, 2001. The credit facility, which expires May 2003, supports normal working capital requirements and other general corporate purposes. As of November 3, 2001, the credit facility bore interest at the rate of 5.0%.

     Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of November 3, 2001, Perfumania was in compliance with all financial covenants.

     Management believes that Perfumania’s borrowing capacity under its bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs, capital expenditures and debt service for at least the next twelve months.

     During the thirty-nine weeks ended November 3, 2001, Perfumania closed 11 stores and opened 2 new stores. At November 3, 2001, Perfumania operated 248 stores. Management intends to continue focusing on improving the profitability of its existing stores and plans to open approximately 2 new stores during the fourth quarter of fiscal 2001.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     During the quarter ended November 3, 2001, there have been no material changes in the information about our market risks as of February 3, 2001 as set forth in Item 7A of the 2000 Form 10-K.

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

E COM VENTURES, INC.

(Registrant)

Date: December 17, 2001	By:	/S/ ILIA LEKACH Ilia Lekach Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ A. MARK YOUNG A. Mark Young Chief Financial Officer (Principal Financial and Accounting Officer)