Form 10-K
period 2002-02-02
E COM VENTURES INC
filed 2002-05-03
CIK 880460

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-K

[x]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 2002 OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

COMMISSION FILE NUMBER 0-19714

E COM VENTURES, INC

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

FLORIDA (State or other jurisdiction of incorporation or organization)

65-0977964 (I.R.S. Employer Identification Number)

11701 NW 101 ST. ROAD, MIAMI, FL (Address of principal executive offices)

33178 (Zip Code)

(305) 889-1600 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K [  ].

     As of April 24, 2002, the number of shares of the registrant’s Common Stock outstanding was 2,207,753. The aggregate market value of the Common Stock held by non affiliates of the registrant as of April 24, 2002 was approximately $3.1 million, based on the closing price of the Common Stock ($2.35) as reported by the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain information called for by Part III is incorporated to the Proxy Statement for the Annual Meeting of Shareholders of the company, which will be filed no later than 120 days after the close of the fiscal year end.

FORWARD-LOOKING STATEMENTS

     Certain statements within this Form 10-K constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All forward-looking statements are based on current expectations regarding important risk factors. Accordingly, actual results may differ materially from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that the results expressed in the statements will be achieved. See “Risk Factors That May Affect Future Results” in Item 7.

PART I.

ITEM 1. BUSINESS

BUSINESS STRATEGY

     E Com Ventures, Inc., a Florida Corporation (“ECOMV” or the “Company”), is a holding company that operates two wholly-owned subsidiaries, Perfumania, Inc. (“Perfumania”), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products and perfumania.com, inc., an Internet retailer of fragrances and other specialty items.

     Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of February 2, 2002, Perfumania operated a chain of 247 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturer’s suggested retail prices. Perfumania’s wholesale division distributes approximately 500 stock keeping units (SKUs) of fragrances and related products to approximately 9 customers, including national and regional chains and other wholesale distributors throughout North America and overseas. Our E-commerce site, www.perfumania.com offers our more popular products for sale and serves as an extension of the Perfumania shopping experience. For a description of perfumania.com’s September 1999 initial public offering, the sale of a majority of our interest in perfumania.com and our subsequent repurchase of that interest, see Note 11 of Notes to Consolidated Financial Statements included in Item 8.

     Perfumania and perfumania.com, inc., are the sole operating subsidiaries of the Company. Perfumania operates its wholesale business as an unincorporated division. Its retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc. (“Magnifique”), a wholly-owned subsidiary of Perfumania. For ease of reference in this Form 10-K, our retail and wholesale business are referred to as segments; our Internet sales are included with those of our retail business. See Item 6 for Selected Financial Data by segment.

RETAIL SEGMENT

     MARKETING AND MERCHANDISING. Each of Perfumania’s retail stores generally offers approximately 175 different brands of fragrances for women and men at prices up to 75% below the manufacturer’s suggested retail prices. Stores stock brand name and designer brands such as Estee Lauder®, Fendi®, Yves Saint Laurent®, Fred Hayman®, Calvin Klein®, Giorgio Armani®, Gucci®, Ralph Lauren/Polo®, Perry Ellis®, Liz Claiborne®, Giorgio®, Hugo Boss®, Halston®, Christian Dior®, Chanel® and Cartier®. Perfumania also carries a private label line of bath & body treatment products under the name Jerome Privee®, and a private label line of cosmetics, treatment and aromatherapy under the name Nature’s Elements®.

     The cornerstone of Perfumania’s marketing philosophy is customer awareness that its stores offer an extensive assortment of brand name and designer fragrances at discount prices. Perfumania posts highly visible price tags for each item in its stores, listing both the manufacturers’ suggested retail prices and Perfumania’s discounted prices to enable customers to make price comparisons. In addition, we utilize sales promotions such as “gift with purchase” and “purchase with purchase” offers. From time to time, we test market in our stores additional specialty gift items.

     Perfumania’s stores are “full-service” stores. Accordingly, store personnel are trained to establish personal rapport with customers, to identify customer preferences with respect to both product and price range, and to successfully conclude a sale.

     Management believes that attentive personal service and knowledgeable sales personnel are key factors to the success of Perfumania’s retail stores. Perfumania’s store personnel are compensated on a salary plus bonus basis. Perfumania has several bonus programs that provide incentives for store personnel to sell merchandise which have higher profit margins. In addition, to provide an incentive to reduce expenses, district managers are eligible to receive a bonus if store profitability and operational goals are met. Management believes that a key component of Perfumania’s ability to increase profitability will be its ability to hire, train and retain store personnel and district managers. Perfumania conducts comprehensive training programs designed to increase customer satisfaction.

     Perfumania primarily relies on its distinctive store design and window displays to attract the attention of prospective customers. In addition, Perfumania distributes advertising flyers and brochures by mail and in its stores and malls in which its stores are located. The amount of advertising varies with the seasonality of the business.

     RETAIL STORES. Perfumania’s standard store design includes signs and merchandise displays which are designed to enhance customer recognition of Perfumania’s stores. Perfumania’s stores average approximately 1,400 square feet, however, stores located in manufacturer’s outlet malls tend to be larger than Perfumania’s other stores. Each store is managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. District managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service and compliance with operational policies and procedures.

     INFORMATION SYSTEMS. Perfumania has a point-of-sale and management information system which integrates data from every significant phase of our operations and provides information for planning, purchasing, pricing, distribution, financial and human resources decisions. Inventory is received in each retail location using an automated inventory tracking system. Sales and inventory data are updated in our system each night by downloading information from our point-of-sale system, resulting in a perpetual daily inventory. Daily compilation of sales, gross margin and inventory data enables management to analyze profitability and sell-through by item and product line as well as to monitor the success of sales promotions. The system also provides price labels and pick orders as well as automatic reordering, minimum and maximum stocking levels and optimum order quantities based on actual sales. The information system also has automated time and attendance modules to capture payroll information through the stores’ point-of-sale systems and E-Mail systems allowing daily communication among the stores, district managers and the corporate office and automated scheduling for store personnel.

     STORE LOCATION AND EXPANSION. Perfumania’s stores are located in 35 states, the District of Columbia and Puerto Rico, including 49 in Florida, 29 in New York, 19 in California, 14 in Texas and 14 in Puerto Rico. Perfumania’s current business strategy focuses on maximizing sales by raising the average dollar sale per transaction, reducing expenses at existing stores, selectively closing under-performing stores and on a limited basis, opening new stores in proven geographic markets. When opening new stores, Perfumania seeks locations primarily in regional and manufacturers’ outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates opening additional stores in markets where it already has a presence or to expand into additional markets that it believes have a population density to support a cluster of stores.

     Perfumania’s current average cost for opening a store is approximately $130,000, including furniture and fixtures, build-out costs and other items. In addition, initial inventory in a new store ranges from approximately $150,000 during the first fiscal quarter to approximately $200,000 during the Christmas holiday season. To support inventory in its stores, Perfumania carries at least four months supply of inventory in its warehouse.

     In fiscal year 2001, 2000 and 1999, Perfumania opened 5 stores, 9 stores (including 6 acquired stores) and 8 stores, respectively. Perfumania continuously monitors store performance and from time to time has closed under-performing stores, which typically have been older stores in undesirable locations. During fiscal years 2001, 2000 and 1999, Perfumania closed 15, 28 and 21 stores, respectively. For fiscal 2002, Perfumania will continue to focus on improving the profitability of its existing stores. Perfumania expects to open a maximum of 10 stores and close up to 10 stores during fiscal 2002.

WHOLESALE SEGMENT

     Perfumania distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 2001 and 2000, the wholesale division sold to approximately 9 and 13 customers, respectively. One Perfumania customer, unaffiliated to the Company, accounted for 92.0% and 62.9% of net wholesale sales during fiscal year 2001 and 2000, respectively. There were no foreign wholesale sales during fiscal year 2001 compared to $1.1 million during fiscal year 2000. The decrease in wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations. We do not believe the wholesale business will increase significantly during fiscal year 2002. See Note 14 to the Company’s Consolidated Financial Statements included in Item 8 hereof.

PERFUMANIA.COM

     Perfumania.com provides a number of advantages for retail and wholesale fragrance sales. Our Internet site enables us to display a larger number of products than traditional store-based or catalog sellers. In addition, the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility. Our Internet site benefits from the ability to reach a large group of customers from a central location. Additionally, we can also easily obtain demographic and behavioral data of customers, increasing opportunities for direct marketing and personalized services. Because brand loyalty is a primary factor influencing a fragrance purchase, the ability to physically sense the fragrance product is not critical to the purchasing decision. Perfumania.com’s online store provides its customers with value, selection, pricing and convenience.

     Our online store offers visitors several special features arranged in simple, easy-to-use formats to enhance product search, discovery and selection. By clicking on the displayed products and product categories, users can move directly to the site that contains details about the particular products. Users can quickly browse promotions, such as perfumania.com’s perfume of the month and other featured products. In addition, customers can browse the online store by linking to specially designed pages dedicated to products of well known national and specialty brands. Customers can also link to pages by product category, such as women’s and men’s brand name perfumes and colognes, children’s fragrances, gift set specials and bath and body products.

     Customers are offered a choice of over 2,000 designer and private label fragrances, fragrance related products, accessories and bath and body products for men and women at discounted prices. High levels of customer service and support are critical to retain and expand our customer base. Perfumania.com monitors orders from the time they are placed through delivery by providing numerous points of electronic, telephonic and personal communication to customers. All orders and shipments are confirmed by e-mail. Customer service representatives are available during regular business hours by telephone.

     A variety of relationships have been established with several Internet sites to build traffic and attract customers. Although perfumania.com obtains most of its inventory from Perfumania, it may obtain inventory from suppliers depending on which offers the most favorable selection, pricing, quality and terms. Products are generally shipped within 24 hours. For a description of perfumania.com’s September 1999 initial public offering, the sale of a majority of our interest in perfumania.com and our subsequent repurchase of that interest, see Note 11 of Notes to Consolidated Financial Statements included in Item 8.

     In September 2001, we entered into a licensing agreement with an affiliate to license our retail fragrance Internet Web site. Under the terms of the agreement, we earn a royalty of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty income under this agreement for the year ended February 2, 2002 was approximately $88,000. Additionally, the affiliate rents approximately 20,000 square feet of warehouse facilities from us for approximately $15,000 per month. See Investment in Nimbus Group, Inc. in this Item 1 and Note 6 of Notes to Consolidated Financial Statements included in Item 8.

SOURCES OF SUPPLY

     During fiscal years 2001 and 2000, Perfumania purchased fragrances from approximately 140 and 170 different suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on the most favorable available combination of prices, credit terms, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania’s purchases from its various suppliers change constantly. As is customary in the fragrance industry, Perfumania has no long-term or exclusive contracts with suppliers.

     Approximately 17% and 20%, respectively of Perfumania’s total merchandise purchased in fiscal year 2001 and 2000 was from our affiliate, Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and related beauty products. The

Chairman of the Board of Directors and Chief Executive Officer of Parlux, Ilia Lekach, is also our Chairman of the Board and Chief Executive Officer.

     Merchandise is purchased both directly from manufacturers and secondary sources such as distributors, wholesalers, importers and retailers. Merchandise purchased from secondary sources includes trademarked and copyrighted products manufactured in foreign countries or the United States that may have been sold to foreign distributors. Substantially all of Perfumania’s merchandise is covered by trademarks or copyrights owned by others. From time to time, United States trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings seeking to halt the importation into the United States of such foreign manufactured or previously exported trademarked products or restrict the sale of such goods in the United States. Federal legislation for such purposes has been proposed but not yet adopted.

     In 1988, the United States Supreme Court in K-Mart v. Cartier (“K-Mart”), upheld U.S. Customs Service regulations permitting the importation, without the consent of the U.S. trademark owner, of products manufactured overseas having legitimate foreign trademarks identical to U.S. trademarks, when the foreign and U.S. trademarks are owned by the same entity or entities under “common ownership or control.” K-Mart also held that where the foreign trademarked goods are produced by an unaffiliated entity authorized, but not controlled, by the U.S. trademark holder, the U.S. Customs Service cannot permit the importation of the goods without the consent of the U.S. trademark owner. Certain federal courts have narrowly interpreted the K-Mart case as applying to a particular tariff statute, and the courts remain divided on the extent to which copyright or other laws or regulations may restrict the importation or sale of trademarked or copyrighted merchandise without the consent of the trademark or copyright owner, even where the entities owning and applying the trademark or copyright involved are under common ownership or control.

     In the trademark context, a 1993 District of Columbia Circuit Court of Appeals decision, in Lever Bros. v. United States (“Lever Bros.”), held that the “common ownership or control” exception does not apply to foreign goods with an identical trademark but with material differences from the product produced by the U.S. trademark holder. Under Lever Bros., such goods are barred from importation without the permission of the United States trademark holder. After Lever Bros., federal courts have consistently recognized that the importation and U.S. distribution of unauthorized goods bearing the same trademark as, but differing materially from, goods authorized for sale in the U.S. violates the Lanham Act even if produced by an affiliate of the U.S. trademark holder or authorized distributor. Material differences may include not only physical differences, but differences in quality control, warranty protection and service, labeling and packaging.

     In the copyright context, the U.S. District Court for the Central District of California, in a 1992 unreported decision in Parfums Givenchy, Inc. v. Drug Emporium, Inc. (“Parfums”), which purports to follow a decision of the Ninth Circuit Court of Appeals, held that the sale of products manufactured abroad and imported into the United States, which would be covered by a U.S. copyright, without the consent of the U.S. copyright holder, is a copyright violation. This decision was upheld by the 9th Circuit Court of Appeals and in 1995, the U.S. Supreme Court denied certiorari, without giving any reason. In 1998, however, the United States Supreme Court in Quality King Distributors v. L’anza Research International (“L’anza”), was faced with a situation in which a U.S. manufacturer had manufactured and sold certain goods with copyrighted labels affixed to a foreign purchaser. These goods somehow found their way from the foreign purchaser back into the United States without L’anza’s permission, and were sold by Quality King to unauthorized retailers at discounted prices. The Court unanimously held that there was no copyright violation by Quality King because the “first sale” doctrine applied to imported copies.

     The “first sale” doctrine was also successfully used to defeat a claim for trademark infringement in at least one federal court decision. In 1996, the U.S. District Court for the Central District of California, in Summit Technology v. High-Line Medical Instruments (“Summit”), purported to follow other decisions from the 9th Circuit Court of Appeals, in holding that the “first sale” doctrine precluded a trademark infringement claim against a U.S. company which was alleged to have acquired legally exported trademarked products used in foreign countries and then re-imported them for distribution in the United States. However, the greater weight of authority has held that the first sale doctrine does not apply in the context of trademark infringement based upon the importation or sale of gray market goods. For example, in 2001, in Davidoff & Cie, S.A. v. Pld Intern. Corp., the Eleventh Circuit Court of Appeals held that the first sale doctrine does not bar a trademark infringement claim when the alleged infringer sells trademarked goods that are materially different than those sold by the trademark owner. Similarly, in 1997, the Fifth Circuit Court of Appeals in Martin’s Herend Imports, Inc. v. Diamond & Gem Trading USA, Co., held that the first sale rule does not apply when genuine, but unauthorized, imports differ materially from authentic goods authorized for sale in the domestic market. Additionally, in 1998, the Third Circuit Court of Appeals in Iberia Foods Corp. v. Romeo held the first sale doctrine inapplicable where the U.S. trademark owner had no right to control the foreign sales alleged to qualify as first sales.

     Moreover, in March 1999, certain amendments to United States Customs Service’s regulations became effective, so as to provide a mechanism by which United States trademark owners, upon application to United States Customs, may attempt to restrict importation of certain goods bearing genuine trademarks identical to or substantially indistinguishable from those appearing on goods authorized by the United States trademark owner for importation or sale in the United States, and that thereby create a likelihood of consumer confusion, in circumstances where the imported goods and those bearing the authorized United States trademark are physically and materially different. Consistent with the holding in Lever Bros., these restrictions apply even if the United States and foreign trademark owners are the same, are parent and subsidiary companies, or are otherwise subject to the common ownership or control. However, these restrictions do not operate to bar importation if the otherwise restricted goods bear a prescribed label, informing the consumer that the goods were not authorized by the United States trademark owner and were physically and materially different from the goods that were so authorized. It is still too early to tell how these regulations will impact, if at all, the importation of products from secondary sources.

     As is often the case in the fragrance and cosmetics business, some of the merchandise purchased by suppliers such as Perfumania may have been manufactured by entities, particularly foreign licensees and others, who are not the owners of the trademarks or copyrights for the merchandise. If Perfumania were called upon or challenged by the owner of a particular trademark or copyright to demonstrate that specific merchandise was produced and sold with the proper authority and it was unable to do so, Perfumania could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities, which could have an adverse effect on Perfumania’s business and results of operations. Perfumania may not always be able to know or to demonstrate that the manufacturer of specific merchandise had proper authority from the trademark or copyright owner to produce the merchandise or permit it to be resold in the United States.

     Perfumania’s secondary market sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information. As a result, Perfumania cannot determine specifically what portion of its merchandise purchased from secondary market sources could be affected by the potential actions discussed above or actions on other grounds. There can be no assurance that future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, will not limit or eliminate some of the secondary sources of supply used by the Company or any of Perfumania’s business activities. In addition, there can be no assurance that Perfumania’s business activities will not become the subject of legal or administrative actions brought by manufacturers, distributors or others.

DISTRIBUTION

     Perfumania’s retail and wholesale operations are served by its warehouse in Miami, Florida. The lease for the facility expires in July 2003, however, Perfumania has a five-year extension option. The warehouse is approximately 139,000 square feet, of which 20,000 square feet is utilized as office space. Perfumania also utilizes space occasionally in a third party bonded warehouse.

     Perfumania utilizes independent national trucking companies to deliver merchandise to its stores. Deliveries generally are made weekly, with more frequent deliveries during the Christmas holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. Perfumania generally ships merchandise to wholesale customers by truck or ship. To expedite delivery of merchandise to its customers, Perfumania sometimes instructs its suppliers to ship merchandise directly to wholesale division customers.

COMPETITION

     Retail and wholesale perfume businesses are highly competitive. Perfumania’s retail competitors include department stores, regional and national retail chains, independent drug stores, duty-free shops and other specialty retail stores. Perfumania is the largest specialty retailer of discounted fragrances in the United States in terms of number of stores. Some of Perfumania’s competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania’s stores compete on the basis of selling price, customer service, merchandise variety, store location and ambiance. Perfumania believes that its European-style perfumeries concept, full-service sales staff, discount prices, large and varied selection of brand name and designer fragrances and attractive shopping environment are important to its competitive position.

     Perfumania’s wholesale division competes directly with other perfume wholesalers and perfume manufacturers, some of which have substantially greater resources or merchandise variety than Perfumania. The wholesale division competes principally on the basis of merchandise selection, price, availability and delivery.

EMPLOYEES

     At February 2, 2002, the Company had 1,582 employees, of whom 1,407 were employed in Perfumania’s retail stores, 63 were employed in Perfumania’s warehouse and distribution operations and 112 were employed in executive, administrative and other positions. Temporary and part-time employees are usually added during peak sales periods (principally between Thanksgiving and Christmas). None of the Company’s employees are covered by a collective bargaining agreement and the Company considers its relationship with its employees to be good.

TRADE NAME AND SERVICE MARK

     Perfumania’s stores use the trade name and service mark Perfumania®, Perfumania also operates 1 store under the trade name “Nature Elements,” 3 stores under the trade name “Class Perfumes” in malls where the Company also operates a Perfumania® store, one store under the trade name “Touch at Perfumania,” one store under the trade name “Perfumania Too,” and 8 stand-alone stores under the trade name “Perfumania Plus”. Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania® with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

     INVESTMENT IN NIMBUS GROUP, INC.

     During fiscal year 2000, we purchased 314,000 shares of Take to Auction.Com, Inc. (“TTA”), an Internet auction site, for approximately $2.5 million. In June 2000, we acquired approximately 139,000 shares of TTA’s common stock upon conversion of a $1.0 million convertible promissory note receivable. See “Item 7” Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

     As of February 3, 2001, the market price for TTA’s common stock was below our average cost per share of $5.38. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, we valued the shares at $1.01 per share and recorded a non-cash charge of approximately $3.1 million to realized loss on investments on the consolidated statement of operations for fiscal year 2001.

     In January 2001, we received 250,000 shares of TTA common stock as partial payment on a loan receivable from Ilia Lekach. These shares were valued at $252,500 ($1.01 per share).

     In September 2001, TTA effected a corporate reorganization (“Re-organization”) as a result of which TTA became a wholly owned subsidiary of Nimbus Group, Inc. (“Nimbus”). As a result of the Reorganization; our shares of TTA common stock were exchanged for an equal number of shares of Nimbus common stock.

     In January 2002, we received 300,000 shares of Nimbus common stock as partial payment on a loan receivable from Ilia Lekach. These shares were valued at $357,000 ($1.19 per share).

     As of February 2, 2002 we owned approximately 1,003,000 shares of Nimbus common stock representing approximately 13% of its total outstanding common stock. The investment in Nimbus is shown on our balance sheet as investments available for sale in the amount of approximately $1,304,000 representing the market value of $1.30 per share at that date.

     Ilia Lekach, our Chairman of the Board and Chief Executive Officer was Chairman of the Board of TTA from October 1999 until the Reorganization and has been Chairman of Nimbus since the Reorganization and Interim Chief Executive Officer since

January 2002. Horacio Groisman, M.D., one of our Directors, served as Vice Chairman of TTA from October 1999 until the Reorganization and was Vice Chairman of Nimbus from the Reorganization until his resignation in October 2001.

ITEM 2. PROPERTIES

     Our executive offices and warehouse are leased through July 2003 pursuant to a lease which currently provides for monthly rent of approximately $78,000 and specified annual increases. We have an option to renew the lease for a five-year term.

     All of Perfumania’s retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay all utility charges, insurance premiums, increases in property taxes and certain other costs. Certain of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 13 to the Company’s Consolidated Financial Statements included in Item 8 hereof, for additional information with respect to the Company’s store leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On December 7, 2001, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Ilia Lekach, A. Mark Young, Jeffrey Geller, Donovan Chin, Carole Ann Taylor, Horacio Groisman, M.D., Zalman Lekach, Ana Maria Fernandez Haar and James Fellus to the Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent certified public auditors.

     The following table reflects the results of the meeting (all share amounts have been adjusted to give effect to a one-for-four reverse stock-split effective March 20, 2002):

     ELECTION OF DIRECTORS:

	SHARES	SHARES VOTED	SHARES VOTED	ABSTAIN/
TOTAL	VOTED	FOR	AGAINST	WITHHELD	NON-VOTES

Ilia Lekach	2,286,663	2,067,139	—	219,524	86,440
A. Mark Young	2,286,663	2,069,482	—	217,181	86,440
Jeffrey Geller	2,286,663	2,069,405	—	217,258	86,440
Donovan Chin	2,286,663	2,069,355	—	217,308	86,440
Carole Ann Taylor	2,286,663	2,069,420	—	217,243	86,440
Zalman Lekach	2,286,663	2,067,086	—	219,577	86,440
Horacio Groisman, M.D	2,286,663	2,069,382	—	217,281	86,440
Ana Maria Fernandez Haar	2,286,663	2,069,480	—	217,183	86,440
James Fellus	2,286,663	2,069,420	—	217,243	86,440

     RATIFICATION OF AUDITORS:

	SHARES	SHARES VOTED	SHARES VOTED	ABSTAIN/
TOTAL	VOTED	FOR	AGAINST	WITHHELD	NON-VOTES

Ratify Appointment of Deloitte & Touche LLP	2,286,663	2,007,564	278,347	752	86,440

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

     Our Common Stock is traded on the NASDAQ Stock Market under the symbol ECMV. The following table sets forth the high and low closing sales prices for our Common Stock for the periods indicated, as reported by the NASDAQ Stock Market. All prices have been adjusted to give effect to the one-for-four reverse stock-split effective March 20, 2002.

FISCAL 2001	HIGH	LOW

First Quarter	$4.76	$2.12
Second Quarter	4.48	2.80
Third Quarter	4.40	2.20
Fourth Quarter	4.12	2.04

FISCAL 2000	HIGH	LOW

First Quarter	$31.25	$11.00
Second Quarter	14.50	6.25
Third Quarter	7.75	3.63
Fourth Quarter	5.00	1.88

     As of April 24, 2002, there were 64 holders of record, which excluded Common Stock held in street name. The closing sales price for the Common Stock on April 24, 2002 was $2.35 per share.

REVERSE STOCK-SPLIT

     The Company’s Board of Directors authorized a one-for-four reverse stock-split of the Company’s outstanding shares of common stock for shareholders of record on March 20, 2002. Accordingly, all share and per share data shown in this Form 10-K have been retroactively adjusted to reflect this reverse stock split.

DIVIDEND POLICY

     We have not declared or paid any dividends on our Common Stock and do not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion. Perfumania is prohibited from paying cash dividends under its line of credit agreement with GMAC Commercial Finance LLC.

ITEM 6. SELECTED FINANCIAL DATA

     The selected financial data presented below for the last five fiscal years and as of the end of each such fiscal years are derived from our consolidated financial statements and should be read in conjunction with such financial statements and related notes.

     Our fiscal year ends on the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 2001 refers to the fiscal year that began on February 4, 2001 and ended on February 2, 2002.

	FISCAL YEAR ENDED

	FEBRUARY 2, 2002	FEBRUARY 3, 2001	JANUARY 29, 2000	JANUARY 30, 1999	JANUARY 31, 1998

	(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, retail division	$184,142	$185,371	$155,953	$134,790	$129,562
Net sales, wholesale division	9,210	21,199	36,975	40,466	34,032

Total net sales	193,352	206,570	192,928	175,256	163,594

Gross profit, retail division	78,468	79,218	68,613	57,072	58,032
Gross profit, wholesale division	1,767	4,216	7,019	7,545	7,942

Total gross profit	80,235	83,434	75,632	64,617	65,974

Selling, general & administrative expenses	72,918	79,884	71,354	72,502	64,219
Provision for doubtful accounts	55	55	60	—	1,730
Provision (recovery) for impairment of assets and store closings	727	(506)	3,427	1,035	2,515
Depreciation & amortization	6,825	5,819	4,725	4,480	4,698

Total operating expenses	80,525	85,252	79,566	78,017	73,162

(Loss) income from operations before other income (expense)	(290)	(1,818)	(3,934)	(13,400)	(7,188)
Other income (expense) Interest expense, net	(3,095)	(8,179)	(6,589)	(4,882)	(4,696)
Share of loss of partially-owned affiliate	—	(1,388)	(3,165)	—	—
Gain on sale of affiliate’s common stock	—	9,999	14,974	—	—
Realized loss on investments	—	(4,819)	—	—	—
Miscellaneous (expense) income, net	(18)	85	(118)	645	762

Income (loss) before income taxes	(3,403)	(6,120)	1,168	(17,637)	(11,122)
Benefit (provision) for income taxes	211	—	(124)	(1,337)	321

Income (loss) before cumulative effect of change in accounting principle	(3,192)	(6,120)	1,044	(18,974)	(10,801)
Cumulative effect of change in accounting principle, net of income tax benefit of $381	—	—	—	—	(632)

Net income (loss)	$(3,192)	$(6,120)	$1,044	$(18,974)	$(11,433)

Weighted average shares outstanding:
Basic	2,420,467	2,360,456	2,054,660	1,664,971	1,756,309
Diluted	2,420,467	2,360,456	2,566,905	1,664,971	1,756,309
Basic income (loss) per share before cumulative effect of change in accounting principle	$(1.32)	$(2.59)	$0.51	$(11.40)	$(6.51)
Diluted income (loss) per share before cumulative effect of change in accounting principle	$(1.32)	$(2.59)	$0.41	$(11.40)	$(6.51)
Basic income (loss) per share after cumulative effect of change in accounting principle	$(1.32)	$(2.59)	$0.51	$(11.40)	$(6.51)
Diluted income (loss) per share after cumulative effect of change in accounting principle	$(1.32)	$(2.59)	$0.41	$(11.40)	$(6.51)
SELECTED OPERATING DATA:
Number of stores open at end of period	247	257	276	289	285
Comparable store sales increase	2.5%	16.9%	12.9%	0.0%	0.0%
BALANCE SHEET DATA:
Working capital (deficiency)	$3,908	$7,015	$8,687	$(3,835)	$18,473
Total assets	102,559	107,329	105,656	95,129	113,908
Long-term debt, less current portion (1)	6,352	11,531	5,032	3,404	5,643
Total shareholders’ equity	22,603	26,395	30,689	17,636	35,169

(1)	Amount includes redeemable common equity of $471 as of January 30, 1999 but does not include long-term severance payables of $284, $191 and $1,038 as of February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Perfumania’s retail division accounts for most of our net sales and gross profit. Perfumania’s overall profitability depends principally on our ability to attract customers and successfully conclude retail sales. Other factors affecting our profitability include general economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effect of special promotions offered by Perfumania.

     The following table sets forth items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

PERCENTAGE OF NET SALES

	FISCAL YEAR

	2001	2000	1999

Net sales, retail division	95.2%	89.7%	80.8%
Net sales, wholesale division	4.8	10.3	19.2

Total net sales	100.0	100.0	100.0

Gross profit, retail division	42.6	42.7	44.0
Gross profit, wholesale division	19.2	19.9	19.0

Total gross profit	41.4	40.4	39.2

Selling, general and administrative expenses	37.7	38.7	36.9
Provision (recovery) for impairment of assets and store closings	0.4	(0.2)	1.8
Depreciation and amortization	3.5	2.8	2.5

Total operating expenses	41.6	41.3	41.2

Loss from operations before other income (expense)	(0.2)	(0.9)	(2.0)

Other income (expense):
Interest expense, net	(1.6)	(4.0)	(3.4)
Equity in loss of partially-owned affiliate	—	(0.7)	(1.7)
Gain on sale of affiliate’s common stock	—	4.9	7.8
Realized loss on investments	—	(2.3)	—
Miscellaneous expense, net	—	—	(0.1)

(Loss) income before income taxes	(1.8)	(3.0)	0.6
Benefit (provision) for income taxes	0.1	—	(0.1)

Net income (loss)	(1.7)%	(3.0)%	0.5%

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

PERFUMANIA’S BUSINESS HAS BEEN AFFECTED BY AN ECONOMIC DOWNTURN

     Since the third quarter of 2000, the U.S. economy has shown signs of a downturn, and the events of September 11 have further exacerbated the situation. The retail industry, in general, is displaying signs of a slowdown, both in and outside our industry segment, with many companies reporting earnings shortfalls compared to market expectations over the last several months. This general economic slowdown negatively impacted our results during the fiscal year 2001, and may continue to adversely impact our business and the results of our operations.

PERFUMANIA MAY EXPERIENCE SHORTAGES OF THE MERCHANDISE IT NEEDS BECAUSE IT DOES NOT HAVE LONG-TERM AGREEMENTS WITH SUPPLIERS

     Perfumania’s success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. Perfumania has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. While we believe that Perfumania has good relationships with its suppliers, if Perfumania is unable to obtain merchandise from one or more key suppliers on a timely basis, or if there is a material change in Perfumania’s ability to obtain necessary merchandise, our results of operations could be adversely affected.

PERFUMANIA NEEDS TO SUCCESSFULLY MANAGE ITS GROWTH

     Perfumania’s growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations.

PERFUMANIA COULD BE SUBJECT TO LITIGATION BECAUSE OF THE MERCHANDISING ASPECT OF ITS BUSINESS

     Some of the merchandise Perfumania purchases from suppliers is manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. This practice is common in the fragrance and cosmetics business. The owner of a particular trademark or copyright may challenge Perfumania to demonstrate that the specific merchandise was produced and sold with the proper authority and if Perfumania is unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise. This type of restriction could adversely affect Perfumania’s business and results of operations.

OUR COMMON STOCK MAY BE DELISTED

     Our Common Stock is currently listed on the NASDAQ national market. Due to the recent decline in trading prices of our Common Stock and our market capitalization, NASDAQ has notified us that we do not meet its minimum listing requirements and as a result, our Common Stock may be delisted. These listing requirements include a series of financial tests relating to net tangible assets, public float, number of market makers and shareholders, maintaining a minimum bid price for listed securities of $1.00 and a minimum market value of publicly traded shares of $5,000,000. If we fail to meet NASDAQ’s maintenance criteria our Common Stock may be delisted by NASDAQ. In such event, trading, if any, in our Common Stock may then continue to be conducted in the non-NASDAQ over-the-counter market (commonly referred to as the electronic bulletin board and the “pink sheets”). As a result, investors may find it more difficult to dispose of their holdings or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to a Securities and Exchange Commission Rule that may adversely affect the ability of broker-dealers to sell our Common Stock, which would adversely affect the ability of our shareholders to sell their shares in the secondary market. Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult and more expensive for us to raise additional capital.

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

COMPARISON OF FISCAL YEARS 2001 AND 2000

     Net sales decreased 6.4% from $206.6 million in fiscal year 2000 to $193.4 million in fiscal year 2001. The decrease in net sales during fiscal year 2001 was due to a slight decrease in retail sales (from $185.4 million to $184.1 million) and a 56.6% decrease in wholesale sales (from $21.2 million to $9.2 million). The decrease in retail sales was due to a reduction in the average number of stores operated, from 264 during fiscal year 2000 to 250 in fiscal year 2001 as well as weakness in the United States economy.

     Comparable retail store sales increased 2.5% in fiscal year 2001 compared with fiscal year 2000. We believe that the increase in Perfumania’s comparable store sales was due to an improved merchandise assortment at our retail stores. The decrease in wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations.

     Gross profit decreased 4.0% from $83.4 million in fiscal year 2000 (40.4% of total net sales) to $80.2 million in fiscal year 2001 (41.4% of total net sales) as a result of lower sales and gross profit in both the retail and wholesale divisions.

     Gross profit for the retail division decreased 1.1% from $79.2 million in fiscal year 2000 to $78.3 million in fiscal year 2001, principally as a result of lower retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased from 42.7% in fiscal year 2000 to 42.5% in fiscal year 2001.

     Gross profit for the wholesale division decreased from $4.2 million in fiscal year 2000 to $1.8 million in fiscal year 2001. The wholesale division’s gross margin in fiscal 2001 was 19.2% compared to 19.9% in fiscal year 2000. The decrease in gross profit was due to lower wholesale sales. Wholesale sales historically yield a lower gross margin when compared to retail sales.

     Selling, general and administrative expenses decreased 8.7% from $79.9 million in fiscal year 2000 to $73.0 million in fiscal year 2001. The decrease was attributable to lower store operating expenses resulting from a reduction in the average number of stores operated from 264 during fiscal year 2000 to 250 in fiscal year 2001 as well as better expense control. Also, approximately $1.1 million of severance costs were incurred in fiscal year 2000 for various senior management whose employment with the Company was terminated in that year. We also incurred additional payroll and other administrative costs associated with our reorganization into a holding company in fiscal year 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 38.7% in fiscal year 2000 to 37.7% in fiscal year 2001. The majority of our selling, general and administrative expenses relate to the retail division.

     A provision for impairment of assets and store closings of $0.7 million was recorded in fiscal year 2001 compared with a recovery of $0.5 million in fiscal year 2000. The recovery in fiscal year 2000 was attributable to the $1.0 million reversal of a write-off on a convertible note receivable offset by $0.5 million of impairment charges for assets related to retail stores which were closed during fiscal year 2000. The asset impairment charges in fiscal 2001 relate to retail store locations with negative cash flows that were either closed or are targeted for closure.

     EBITDA, defined as loss from operations less depreciation and amortization, increased 63.3% or $2.5 million to $6.5 million in fiscal year 2001 from $4.0 million in fiscal year 2000. The increase was primarily attributable to decreases in selling, general and administrative expenses described above.

     Depreciation and amortization increased $1.0 million, or 17.3%, in fiscal year 2001 compared to fiscal year 2000 due primarily to amortization of goodwill related to the acquisition of perfumania.com in May 2000 (see Note 11 of Notes to Consolidated Financial Statements) and increases in capital spending for systems improvements over the past two years.

     Interest expense (net) decreased from $8.2 million in fiscal year 2000 to $3.1 million in fiscal year 2001. The decrease was primarily due to the issuance of $9.0 million of convertible notes in March 2000 and the resulting non-cash interest charges of approximately $2.6 million in fiscal year 2000, a reduction in the outstanding balance of convertible notes payable and a lower average outstanding balance and interest rate on our bank line of credit. See “Liquidity and Capital Resources.”

     Gain on the sale of an affiliate’s common stock totaled $10.0 million in fiscal year 2000; the gain was attributable to the sale of 600,000 shares of Envision Development Corporation (“EDC”) and the exchange of 400,000 shares of EDC common stock for the acquisition of perfumania.com.

     Realized loss on investments totaled $4.8 million in fiscal year 2000. The losses were primarily attributable to realized losses of approximately $1.1 million on the sale of securities and a decline in the market prices on securities available for sale which resulted in the Company recording a non-cash charge of $3.7 million.

     As a result of the foregoing, we had a net loss of $3.2 million in fiscal year 2001 compared to a net loss of $6.1 million in fiscal year 2000.

COMPARISON OF FISCAL YEARS 2000 AND 1999

     Net sales increased 7.1% from $193.0 million in fiscal year 1999 to $206.6 million in fiscal year 2000. The increase in net sales during fiscal year 2000 was due to an 18.9% increase in retail sales (from $156.0 million to $185.4 million), offset by a 42.7% decrease in wholesale sales (from $37.0 million to $21.2 million). The increase in retail sales was primarily due to a 16.9% increase in Perfumania’s comparable stores sales compared to the prior year, as the average number of stores operated during fiscal year 2000 compared to fiscal year 1999 decreased from 283 in fiscal 1999 to 264 in fiscal 2000. We believe that the increase in Perfumania’s comparable store sales was due to an improved merchandise assortment at our retail stores. The decrease in wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations.

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

     Gross profit for the wholesale division decreased from $7.0 million in fiscal year 1999 to $4.2 million in fiscal year 2000. The wholesale division’s gross margin in fiscal 2000 was 19.9% compared to 19.0% in fiscal year 1999. The decrease in gross profit was due to lower wholesale sales. Wholesale sales historically yield a lower gross margin when compared to retail sales.

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

     EBITDA, defined as loss from operations less depreciation and amortization, increased by $3.2 million to $4.0 million in fiscal year 2000 from $0.8 million in fiscal year 1999. The increase was attributable to higher net sales and gross profits, offset by increases in selling, general and administrative expenses described above.

     Depreciation and amortization increased $1.1 million, or 23.1%, in fiscal year 2000 compared to fiscal year 1999 due primarily to amortization of goodwill related to the acquisition of perfumania.com in May 2000 (see Note 11 of Notes to Consolidated Financial Statements) and increases in capital spending for systems improvements over the past two years.

     Interest expense (net) increased 24.1% from $6.6 million in fiscal year 1999 to $8.2 million in fiscal 2000. The increase was primarily due to the issuance of $9.0 million of convertible notes in March 2000, and the resulting non-cash interest charges of approximately $2.6 million, compared with non-cash interest charges in fiscal 1999 of approximately $1.4 million related to similar convertible notes issued in the prior year. See “Liquidity and Capital Resources.”

     Gain on the sale of an affiliate’s common stock totaled $10.0 million in 2000 compared with $15.0 million in fiscal 1999. The fiscal year 2000 gain is attributable to the sale of 600,000 shares of Envision Development Corporation (“EDC”) and the exchange of 400,000 shares of EDC common stock for the acquisition of perfumania.com.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements for operating purposes are to fund Perfumania’s inventory purchases, renovate existing stores and selectively open new stores. During fiscal years 2001 and 2000, we financed these requirements primarily through cash flows from operations, issuance of convertible notes, borrowings under our line of credit, capital equipment leases and other short-term borrowings.

     On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Finance LLC (“GMAC”) that provides for borrowings of up to $40 million for working capital requirements and other general corporate purposes. Proceeds from this facility were used to refinance our previous credit facility. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% — 3.50% depending on a financial ratio test. As of February 2, 2002, the credit facility bore interest at 4.3%. Advances are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on the Chief Executive Officer of the Company. The line contains limitations on additional borrowings, capital expenditures and other items. It also contains various restrictive covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender.

     As of February 2, 2002, Perfumania was in compliance with all financial covenants and had approximately $5.6 million available under the line of credit.

     In October 2000, we entered into a capital lease of approximately $3.9 million of new point-of-sale equipment for our retail stores. The lease is for a thirty-six month term.

     On March 9, 2000 and March 27, 2000, we issued an aggregate of $4 million of Series C Convertible Notes and $5 million of Series D Convertible Notes, respectively. The notes are convertible into our common stock, bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $9.58 per share for the Series C and $7.76 for the Series D, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible notes.

     In April 1999 and July 1999, we issued an aggregate of $2 million Series A and $2 million Series B Convertible Notes, respectively. The Series A and Series B Notes are convertible into our common stock, bear interest at 8% and the remaining non-redeemed portion will be payable in full in April 2002 and July 2002, respectively. On or about April 30, 2002, the Company repaid the Series A debt. The conversion price is the lower of (A) $4.35 per share for the Series A Notes and $3.41 per share for the Series B Notes, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible notes.

     In February 2001, we entered into a Convertible Note Option Repurchase Agreement (the “Agreement”) with the holders of our outstanding Series A, B, C, and D Convertible Notes. The Agreement provided that the Company had the monthly option to repurchase the then outstanding $8.8 million convertible notes over an eleven month period, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varied as per a specified redemption schedule. In the event that the Company made redemption payments as per the schedule, the note holders were restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into the Company’s common stock. During fiscal year 2001, the Company repaid $4.1 million to the note holders.

     In February 2002, we entered into a Convertible Note Option Repurchase Agreement (the “Agreement”) with the holders of our outstanding Series C and D Convertible Notes. The Agreement provides that the Company has the monthly option to repurchase the approximate $4.9 million outstanding notes over an 11 month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the 11 months varies as per a specified redemption schedule. In the event that we exercise our monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into the Company’s common stock.

     The holders of the Series A, B, C and D Convertible Notes are restricted from converting to the extent that the holder owns more than 9.9% of our outstanding common stock.

     In accordance with accounting literature, when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, or a “beneficial conversion feature”, which should be recognized as a return to the debt holders. Based on the market price of our common stock at the date of issuance, our Series C and Series D Notes had beneficial conversion features of approximately $1.2 million and $1.4 million, respectively, at such point in time which represented a non-cash charge that is included in interest expense on the accompanying consolidated statement of operations.

     In December 1999, we loaned $1 million to TTA pursuant to the terms of a convertible promissory note. The principal balance of the note was payable on December 20, 2001, and interest, which accrued at a rate of six percent per annum was payable semi-annually commencing June 2000. We had the right to convert, for a period of 14 days after TTA’s initial public offering, all of the principal amount of the note into shares of TTA’s common stock at a conversion price per share equal to the initial public offering price. TTA commenced its initial public offering on June 13, 2000 and we converted the $1.0 million note into 138,889 shares of TTA’s common stock.

     Due to the uncertainty of TTA’s initial public offering and collectability of the note, we wrote off the principal balance of the note and related interest receivable as of January 29, 2000. As a result of TTA’s successful initial public offering which occurred on June 13, 2000, the $1.0 million principal balance and related interest previously written off was reversed in the first quarter of fiscal 2000.

     In March 2000, we loaned TTA an additional $1.0 million pursuant to the terms of a convertible promissory note. The terms of the note were the same as the December 1999 note described above except that the principal balance was payable on March 8, 2002 and interest was payable semi-annually, commencing September 2000. The note was repaid in full in June 2000. As an incentive to provide the loans, TTA granted us warrants to purchase 200,000 shares of its common stock at its initial public offering price. The warrants were exercisable in whole or in part until June 13, 2001 but were not exercised.

     On June 30, 2001, Perfumania signed a $3.0 million subordinated note agreement with Parlux. The note was in consideration for the reduction of $3.0 million in trade payables due to Parlux. The note was due on March 31, 2002 with various periodic principal payments, bears interest at prime plus 1% and was subordinate to all bank related indebtedness. As of February 2, 2002, the outstanding principal balance due on the note was $100,000. The balance of the note was repaid in full in April 2002. On June 1, 2000, Perfumania signed a similar $5,000,000 subordinated note agreement with Parlux. The note included the refinancing of a $2,000,000 balance due to Parlux remaining under a previous $8,000,000 subordinated secured note dated October 4, 1999, and a reduction of $3,000,000 in trade payables due to Parlux. The note was due on December 29, 2000 with various periodic principal payments, bore interest at prime plus 1% and was subordinate to all bank related indebtedness. The note was repaid in full in December 2000.

     On October 12, 2000, we borrowed $500,000 from TTA. The loan was unsecured, matured on December 31, 2000 and bore interest at the rate charged by the Company’s major lender. The loan was repaid in December 2000.

     Trade receivables primarily relate to Perfumania’s wholesale business. Trade receivables, net due from customers as of February 2, 2002 were $0.6 million; there were no trade receivables more than 90 days past due. Allowance for doubtful accounts was approximately $0.1 million as of February 2, 2002 and was considered adequate by management based on its write-off experience during the last three years and an analysis of the aging of its trade receivables at February 2, 2002.

     In fiscal year 2001, net cash provided by operating activities was approximately $14.3 million compared with $2.6 million in fiscal year 2000. The increase in net cash provided by operating activities was principally a result of the decrease in the loss for the period and the net change in our inventories and accounts payable. Inventories and accounts payable increased by $5.9 million and $11.9 million, respectively in fiscal year 2001, due to improved availability of merchandise and better credit terms from our suppliers.

     Net cash used in investing activities in fiscal year 2001 was approximately $1.6 million, principally due to capital expenditures related to opening new stores and renovating existing stores. We intend to focus on continuing to improve the profitability of our existing stores and anticipate that we will open no more than 10 stores in fiscal 2002. Currently, our average capital expenditure for opening a store is approximately $130,000, including furniture and fixtures, equipment, build-out costs and other items. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $150,000 during the first fiscal quarter to approximately $200,000 during the Christmas holiday season.

     In fiscal year 2001, net cash used in financing activities was $13.3 million, due primarily to net repayments under our bank line of credit and capital lease obligations, as well as repayments of the subordinated debt and convertible notes discussed above. In fiscal year 2000, net cash provided by financing activities was $5.0 million.

     In December 1999, our Board of Directors approved the repurchase by the Company of up to 375,000 shares of our common stock, reflecting its belief that our common stock represented a significant value at its then current trading price. In January 2001, the Board approved an increase in the stock repurchase program by an additional 250,000 shares and in February 2002, the Board approved an increase in the stock repurchase program by an additional 250,000 shares. Pursuant to these authorizations, we have repurchased approximately 767,000 shares of common stock for approximately $7,039,000 during fiscal 1999, 2000 and 2001, including approximately 358,000 shares for $1.4 million in fiscal year 2001.

     The Company has fallen below the continued listing requirements of The NASDAQ National Market in that the Company’s common stock has failed to maintain a minimum market value of publicly held shares of $5,000,000. The Company has until June 24, 2002 to regain compliance. There can be no assurance that the listing of the Company’s common stock will be continued.

     Management believes that Perfumania’s borrowing capacity under the bank line of credit, projected cash flows from operations and other short-term borrowings will be sufficient to support the Company’s working capital needs and capital expenditures, including new store openings, remodeling of existing stores and debt service for at least the next twelve months.

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

RECENT ACCOUNTING STANDARDS

     During fiscal year 2001,the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 133 did not have a significant impact on the Company’s financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Accounting for Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company’s treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. Intangible assets with estimated useful lives will continue to be amortized over those periods. Goodwill amortization, which totaled $0.6 million in fiscal year 2001, will no longer be recorded.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting For Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. We do not expect a significant impact to the Company’s financial position and results of operations from the adoption of this Statement.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect a significant impact to the Company’s financial position and results of operations from the adoption of this Statement.

CHANGES IN FOREIGN EXCHANGE RATES CREATE RISK

     Although large fluctuations in foreign exchange rates could have a material effect on the prices we pay for products purchased from outside the United States, such fluctuations have not been material to our results of operations to date. Transactions with foreign suppliers are in United States dollars. We believe inflation has not had a material impact on our results of operations and we are generally able to pass through cost increases by increasing sales prices.

CRITICAL ACCOUNTING POLICIES

     Our critical accounting policies, including the assumptions and judgments underlying them, are disclosed in the Notes to the Consolidated Financial Statements. These policies have been consistently applied in all material respects and address such matters as principles of consolidation, allowance for doubtful accounts, investments, impairment of long-lived assets, accrued self-insurance, revenue recognition and stock based compensation. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     We conduct business in the United States where the functional currency of the country is the United States dollar. As a result, we are not at risk to any foreign exchange translation exposure on a prospective basis.

     Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under “Liquidity and Capital Resources”. We mitigate interest rate risk by continuously monitoring the interest rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of February 2, 2002 and February 3, 2001, our primary source of funds for working capital and other needs is a line of credit totaling $40.0 million.

     Of the $39.2 million and $48.1 million of short-term and long-term borrowings on the Company’s balance sheet as of February 2, 2002 and February 3, 2001, respectively, approximately 20.4% and 30.3%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate ranging from (a) prime less .075% to prime plus 1.0%, or (b) LIBOR plus 1.75% to 3.5% depending on a financial ratio test. As of February 2, 2002, the credit facility bore interest at 4.3%. A hypothetical 10% adverse move in interest rates would increase fiscal year 2001 and 2000 interest expense by approximately $0.3 million and $0.5 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial information and the supplementary data required in response to this Item are as follows:

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
E Com Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of E Com Ventures, Inc. and subsidiaries (the “Company”) as of February 2, 2002 and February 3, 2001, and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for the fiscal years ended February 2, 2002 and February 3, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E Com Ventures, Inc. and subsidiaries as of February 2, 2002 and February 3, 2001, and the results of their operations and their cash flows for the fiscal years ended February 2, 2002 and February 3, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 22, 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and
Shareholders of E Com Ventures, Inc.
(formerly Perfumania, Inc.)

In our opinion, the consolidated statements of operations, changes in stockholders’ equity and cash flows for the year ended January 29, 2000 present fairly, in all material respects, the results of operations and cash flows of E Com Ventures, Inc. and its subsidiary, (formerly Perfumania, Inc.), for the year ended January 29, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Miami, Florida
May 12, 2000

E COM VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS:	FEBRUARY 2, 2002	FEBRUARY 3, 2001

Current assets:
Cash and cash equivalents	$1,600,787	$2,219,768
Trade receivables, net of allowances of $67,293 and $56,337 in fiscal years 2001 and 2000, respectively	635,240	1,906,406
Advances to suppliers	3,426,525	5,937,106
Inventories, net of reserve of $1,693,169 and $2,202,843 in fiscal years 2001 and 2000, respectively	68,387,570	62,501,712
Prepaid expenses and other current assets	2,147,456	3,003,425
Investments available for sale	1,313,740	565,311

Total current assets	77,511,318	76,133,728
Property and equipment, net	21,348,967	26,412,851
Goodwill and other intangible assets	2,740,315	3,558,397
Other assets, net	958,026	1,223,841

Total assets	$102,558,626	$107,328,817

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank line of credit	$30,734,662	$33,526,504
Current portion of long-term debt	454,219	1,210,554
Accounts payable, non-affiliates	17,924,889	12,453,497
Accounts payable, affiliates	16,767,667	13,412,811
Accrued expenses and other liabilities	5,956,743	6,892,051
Income taxes payable	—	72,707
Subordinated note payable, affiliate	100,000	—
Current portion of obligations under capital leases	1,664,827	1,551,093

Total current liabilities	73,603,007	69,119,217
Long-term debt, less current portion	31,860	438,499
Long-term portion of obligations under capital leases	1,076,106	2,601,434
Convertible notes payable	5,244,240	8,775,044

Total liabilities	79,955,213	80,934,194

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 2,980,305 and 2,930,570 shares issued in fiscal years 2001 and 2000, respectively	29,803	29,306
Additional paid-in capital	71,455,401	72,014,273
Treasury stock, at cost, 766,802 and 408,632 shares in fiscal years 2001 and 2000, respectively	(7,038,638)	(5,643,377)
Accumulated deficit	(39,202,863)	(36,011,206)
Notes and interest receivable from shareholder and officers	(2,881,624)	(3,844,278)
Accumulated other comprehensive income (loss)	241,334	(150,095)

Total shareholders’ equity	22,603,413	26,394,623

Total liabilities and shareholders’ equity	$102,558,626	$107,328,817

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE FISCAL YEAR ENDED

	February 2, 2002	February 3, 2001	January 29, 2000

Net sales	$193,351,611	$206,569,581	$192,928,109
Cost of goods sold	113,116,861	123,135,117	117,295,771

Gross profit	80,234,750	83,434,464	75,632,338

Operating expenses:
Selling, general and administrative expenses	72,972,938	79,938,537	71,414,106
Provision (recovery) for impairment of assets and store closings	727,001	(505,587)	3,427,151
Depreciation and amortization	6,824,861	5,818,964	4,725,691

Total operating expenses	80,524,800	85,251,914	79,566,948

Loss from operations	(290,050)	(1,817,450)	(3,934,610)

Other income (expense):
Interest expense:
Affiliates	(102,269)	(308,545)	(142,808)
Other	(3,293,929)	(8,230,910)	(6,698,693)

	(3,396,198)	(8,539,455)	(6,841,501)

Interest income:
Affiliates	272,944	287,649	94,100
Other	28,065	73,240	158,732

	301,009	360,889	252,832

Share of loss of partially-owned affiliate	—	(1,388,248)	(3,164,439)
Gain on sale of affiliate’s common stock	—	9,998,454	14,973,868
Realized loss on investments	—	(4,819,441)	—
Miscellaneous income (expense), net	(17,716)	84,960	(117,968)

Total other income (expense)	(17,716)	(4,302,841)	5,102,792

(Loss) income before income taxes	(3,402,955)	(6,120,291)	1,168,182
Benefit (provision) for income taxes	211,298	—	(124,000)

Net (loss) income	$(3,191,657)	$(6,120,291)	$1,044,182

Basic (loss) income per common share	$(1.32)	$(2.59)	$0.51

Diluted (loss) income per common share	$(1.32)	$(2.59)	$0.41

Weighted average number of shares outstanding:
Basic	2,420,467	2,360,456	2,054,660

Diluted	2,420,467	2,360,456	2,566,905

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000

	Common Stock		Additional	Treasury Stock
			Paid-In
	Shares	Amount	Capital	Shares	Amount

Balance at January 30, 1999	2,153,623	$21,536	$54,504,618	378,102	$(5,413,002)

Components of comprehensive income:
Net income	—	—	—	—	—

Total comprehensive income	—	—	—	—	—

Exercise of stock options	86,346	863	168,889	—	—
Purchase of treasury stock	—	—	—	203,912	(3,419,957)
Issuance of common stock	58,823	588	(588)	—	—
Conversion of debt and accrued interest to common stock	21,805	218	317,404	—	—
Net change in notes and interest receivable from shareholder and officer	—	—	—	—	—
Beneficial conversion feature of notes payable	—	—	1,365,384	—	—
Equity in partially-owned affiliate	—	—	9,746,256	—	—
Issuance of treasury stock	—	—	(592,208)	(378,102)	5,413,002

Balance at January 29, 2000	2,320,597	23,205	65,509,755	203,912	(3,419,957)

Components of comprehensive loss:
Net loss	—	—	—	—	—
Unrealized loss on investments	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—

Exercise of stock options	46,056	461	148,502	—	—
Purchase of treasury stock	—	—	—	204,720	(2,223,420)
Conversion of debt and accrued interest to common stock	563,917	5,640	3,719,252	—	—
Net change in notes and interest receivable from shareholder and officer	—	—	—	—	—
Beneficial conversion feature of notes payable	—	—	2,636,764	—	—

Balance at February 3, 2001	2,930,570	29,306	72,014,273	408,632	(5,643,377)

Components of comprehensive loss:
Net loss	—	—	—	—	—
Unrealized gain on investments	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—

Exercise of stock options	4,750	48	9,452	—	—
Purchase of treasury stock	—	—	—	358,170	(1,395,261)
Conversion of debt and accrued interest to common stock	44,985	449	115,009	—	—
Net change in notes and interest receivable from shareholder and officer	—	—	—	—	—
Premium repayment of convertible notes payable	—	—	(683,333)	—	—

Balance at February 2, 2002	2,980,305	$29,803	$71,455,401	766,802	$(7,038,638)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Accumulated		Notes and
	Other		Interest Receivable
	Comprehensive	Accumulated	From Shareholders
	Income (Loss)	Deficit	and Officers	Total

Balance at January 30, 1999	$—	$(30,935,097)	$(542,143)	$17,635,912

Components of comprehensive income:
Net income	—	1,044,182	—	1,044,182

Total comprehensive income	—	—	—	1,044,182

Exercise of stock options	—	—	—	169,752
Purchase of treasury stock	—	—	—	(3,419,957)
Issuance of common stock	—	—	—	—
Conversion of debt and accrued interest to common stock	—	—	—	317,622
Net change in notes and interest receivable from shareholder and officer	—	—	(990,506)	(990,506)
Beneficial conversion feature of notes payable	—	—	—	1,365,384
Equity in partially-owned affiliate	—	—	—	9,746,256
Issuance of treasury stock	—	—	—	4,820,794

Balance at January 29, 2000	2,320,597	(29,890,915)	(1,532,649)	30,689,439

Components of comprehensive loss:
Net loss	—	(6,120,291)	—	(6,120,291)
Unrealized loss on investments	(150,095)	—	—	(150,095)

Total comprehensive loss	—	—	—	(6,270,386)

Exercise of stock options	—	—	—	148,963
Purchase of treasury stock	—	—	—	(2,223,420)
Conversion of debt and accrued interest to common stock	—	—	—	3,724,892
Net change in notes and interest receivable from shareholder and officer	—	—	(2,311,629)	(2,311,629)
Beneficial conversion feature of notes payable	—	—	—	2,636,764

Balance at February 3, 2001	(150,095)	(36,011,206)	(3,844,278)	26,394,623

Components of comprehensive loss:
Net loss	—	(3,191,657)	—	(3,191,657)
Unrealized gain on investments	391,429	—	—	391,429

Total comprehensive loss	—	—	—	(2,800,228)

Exercise of stock options	—	—	—	9,500
Purchase of treasury stock	—	—	—	(1,395,261)
Conversion of debt and accrued interest to common stock	—	—	—	115,458
Net change in notes and interest receivable from shareholder and officer	—	—	962,654	962,654
Premium repayment of convertible notes payable	—	—	—	(683,333)

Balance at February 2, 2002	$241,334	$(39,202,863)	$(2,881,624)	$22,603,413

References to share amounts in the schedule above reflect the effect of the one for four reverse stock-split.
See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE FISCAL YEAR ENDED

	February 2, 2002	February 3, 2001	January 29, 2000

Cash flows from operating activities:
Net (loss) income	$(3,191,657)	$(6,120,291)	$1,044,182
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision for doubtful accounts	55,000	55,000	60,000
Provision for inventory losses	—	—	859,368
Gain on sale of affiliate’s common stock	—	(9,998,454)	(14,973,868)
Provision (recovery) for impairment of assets and store closings	727,001	(505,587)	3,427,151
Depreciation and amortization	6,824,861	5,818,964	4,725,691
Share of loss of partially-owned affiliate	—	1,388,248	3,164,439
Loss on extinguishment of debt	—	313,824
Provision for loss on investment	—	3,727,022	—
Beneficial conversion feature of convertible notes payable	—	2,636,764	1,365,384
Change in operating assets and liabilities:
Trade receivables	1,216,166	(731,026)	2,898,812
Advances to suppliers	2,510,581	(3,381,647)	3,239,122
Inventories	(5,885,858)	8,656,891	(15,916,419)
Prepaid expenses and other current assets	855,969	(1,981,881)	(394,357)
Other assets	278,757	507,663	(1,357,208)
Accounts payable, non-affiliate	8,471,392	(3,728,334)	1,337,768
Accounts payable, affiliate	3,438,808	7,062,496	6,045,045
Accrued expenses and other liabilities	(933,988)	(687,614)	(1,251,023)
Income taxes payable	(72,707)	(150,391)	(262,000)

Net cash provided by (used in) operating activities	14,294,325	2,567,823	(5,674,089)

Cash flows from investing activities:
Additions to property and equipment	(1,614,636)	(4,298,081)	(3,971,356)
Acquisition, net of cash acquired	—	(1,534,769)	—
Dividend from partially-owned equity affiliate	—	—	450,000
(Purchases) proceeds of investments available for sale	—	(1,497,027)	176,125

Net cash used in investing activities	(1,614,636)	(7,329,877)	(3,345,231)

Cash flows from financing activities:
Net (repayments) and borrowings under bank line of credit and notes payable	(3,954,816)	691,439	(2,578,830)
Principal payments under capital lease obligations	(1,479,795)	(853,735)	(402,369)
Net advances to shareholders and officers	—	(2,311,629)	(1,770,100)
Proceeds from note and interest receivable, related party	521,702	779,594	—
Payment of redeemable common equity (stock subscription)	—	—	(470,588)
Repayments under subordinated debt	(2,900,000)	(6,500,000)	(4,500,000)
Issuance of convertible notes payable	—	9,000,000	4,000,000
Repayments of convertible notes payable	(4,100,000)	(245,000)	—
Proceeds from sale of affiliate’s common stock	—	6,500,000	18,241,419
Proceeds from exercise of stock options	9,500	148,963	169,752
Purchases of treasury stock	(1,395,261)	(2,223,420)	(3,419,957)

Net cash (used in) provided by financing activities	(13,298,670)	4,986,212	9,269,327

(Decrease) increase in cash and cash equivalents	(618,981)	224,158	250,007
Cash and cash equivalents at beginning of period	2,219,768	1,995,610	1,745,603

Cash and cash equivalents at end of period	$1,600,787	$2,219,768	$1,995,610

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2002, FEBRUARY 3, 2001 AND JANUARY 29, 2000

NOTE 1 — NATURE OF BUSINESS

     E Com Ventures, Inc., a Florida Corporation (the “Company”) is structured as a holding company that owns and operates Perfumania Inc. (“Perfumania”), a Florida Corporation which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, inc., an Internet retailer of fragrance and other specialty items.

     Perfumania is incorporated in Florida and operates under the name Perfumania. Perfumania’s retail stores are located in regional malls, manufacturer’s outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at February 2, 2002, February 3, 2001, and January 29, 2000 were 247, 257 and 276, respectively.

NOTE 2 — SIGNIFICANT ACCOUNTING POLICIES

     Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

     The Company’s fiscal year ends the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 2001, 2000 and 1999 refers to the years ended February 2, 2002, February 3, 2001 and January 29, 2000, respectively. The fiscal year ended February 3, 2001 included 53 weeks as compared to 52 weeks for the fiscal years ended February 2, 2002 and January 29, 2000.

MANAGEMENT ESTIMATES

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying financial statements relate to the allowance for doubtful accounts, inventory reserves, self-insured health care reserves, long-lived asset impairments and estimated useful lives of property and equipment. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company’s accumulated deficit as of February 2, 2002 of approximately $39.2 million includes the Company’s share of the cumulative net loss of perfumania.com, inc. of approximately $1.4 million prior to May 2000 when perfumania.com became a wholly owned subsidiary of the Company (see Note 11).

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

INVENTORIES

     Inventories, consisting of finished goods, are stated at the lower of cost or market, cost being determined on a weighted average cost basis. The cost of inventory includes product cost and freight charges. Provision for potentially slow moving or damaged inventory is recorded based on management’s analysis of inventory levels, turnover ratios, future sales forecasts and through specific identification of obsolete or damaged merchandise.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets represents the excess purchase price paid over net assets of businesses acquired (see Note 3 and Note 11) under the purchase method of accounting. As a result of a new accounting rule effective in fiscal year 2002, goodwill will no longer be amortized but will be tested annually for impairment (see Recent Accounting Pronouncements). For each year through fiscal year 2001, goodwill was amortized on a straight-line basis over five years. Accumulated amortization for goodwill and other intangible assets as of February 2, 2002 and February 3, 2001 was approximately $1.3 million and $0.5 million, respectively.

INCOME TAXES

     Income tax expense is based principally on pre-tax financial income. Deferred tax assets and liabilities are recognized for the difference between the financial reporting carrying values and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes might not be realized.

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

     Basic and diluted income (loss) per share are computed as follows:

	FISCAL YEAR

	2001	2000	1999

Numerator:
Net income (loss):	$(3,191,657)	$(6,120,291)	$1,044,182

Denominator:
Denominator for basic income (loss) per share	2,420,467	2,360,456	2,054,660
Effect of dilutive securities:
Options to purchase common stock and convertible notes	—	—	512,245

Denominator for dilutive income (loss) per share	2,420,467	2,360,456	2,566,905

Antidilutive securities not included in the diluted earnings (loss) per share computation:
Options to purchase common stock	606,594	570,115	17,063
Exercise price	$1.64 - $21.52	$1.64 - $21.52	$15.00 - $21.52

FAIR VALUE OF FINANCIAL INSTRUMENTS

     Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”), requires disclosure of the fair value of financial instruments held by the Company. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. The following methods and assumptions were used to estimate fair value:

•	The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to their short-term nature;

•	The fair value of investments are based on quoted market prices, if available;

•	The fair value of the Company’s bank line of credit, convertible notes payable, obligations under capital leases and loans payable are based on current interest rates and repayment terms of the individual notes, and;

•	Long-term severances payable approximate fair value because discounted cash flows using current interest rates for debt with similar characteristics and maturity are used to estimate carrying values.

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

STOCK BASED COMPENSATION

     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and provides proforma disclosure of net income and earnings per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 (“SFAS 123”) had been applied in measuring compensation expense for options granted to employees and directors in fiscal years 2001, 2000 and 1999. In accordance with APB 25 compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee or director must pay to acquire the stock (See Note 11 for proforma disclosure).

UNREALIZED GAIN (LOSS) ON INVESTMENTS

     Equity securities classified as available for sale are adjusted to fair market value as of the balance sheet date based on quoted market prices. The related unrealized gain (loss) on investments is reflected in other comprehensive income (loss) and accumulated other comprehensive income (loss) on the consolidated statements of changes in shareholders’ equity and consolidated balance sheets, respectively. Realized losses on investments resulting from the sale or permanent adjustment in fair market values of securities classified as available for sale are included in the results of operations.

PRE-OPENING EXPENSES

     Pre-opening expenses related to opening new stores are expensed as incurred.

SHIPPING AND HANDLING FEES AND COSTS

     Income generated from shipping and handling fees is classified as revenues. The Company classifies the costs related to shipping and handling as cost of goods sold.

ADVERTISING COSTS

     Advertising costs are charged to expense when incurred.

RECLASSIFICATION

     Certain fiscal 2000 and 1999 amounts have been reclassified to conform with the fiscal 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     During fiscal year 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities. The adoption of SFAS 133 did not have a significant impact on the Company’s financial position or results of operations.

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Accounting for Business Combinations, and Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company’s treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. Intangible assets with estimated useful lives will continue to be amortized over those periods. At this time, the Company has not determined the complete impact of these Statements. However, goodwill amortization, which totaled $0.6 million in fiscal year 2001, will no longer be recorded.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting For Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. We do not expect a significant impact to the Company’s financial position and results of operations from the adoption of this Statement.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. We do not expect a significant impact to the Company’s financial position and results of operations from the adoption of this Statement.

     NOTE 3 – ACQUISITION

     In August 2000, Perfumania purchased six fragrance retail locations for approximately $2.2 million. The purchase price was offset against advances previously paid to the seller to source merchandise for Perfumania. The acquisition was accounted for as an asset purchase and accordingly, the results of operations are included in the Company’s consolidated statements of operations from the date of acquisition. The cost of the acquisition has been allocated to the assets acquired based on their relative fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 million has been recorded as an intangible asset and is currently being amortized over 5 years. The retail locations acquired were not material to the Company’s results of operations for fiscal year 2000; therefore no proforma results are presented.

     In addition, in May 2000, the Company acquired 100% of the outstanding common stock of perfumania.com which resulted in goodwill of approximately $2.9 million. See Note 11 for further discussion.

NOTE 4 — STATEMENTS OF CASH FLOWS

     Supplemental disclosures of non-cash investing and financing activities:

	FISCAL YEAR ENDED

NON-CASH TRANSACTIONS	February 2, 2002	February 3, 2001	January 29, 2000

Equipment under capital leases	$68,201	$3,980,471	$446,121
Unrealized gain (loss) on investments	391,429	(150,095)	—
Change in equity investment in affiliate as part of an initial public offering	—	—	9,746,256
Subordinated debt issued to affiliate	3,000,000	3,000,000	8,000,000
Reduction in accounts payable associated with the exchange of treasury stock with an affiliate	—	—	4,506,970
Treasury stock issued in exchange for a reduction of debt owed to an affiliate	—	—	4,820,794
Change in investment as a result of transfer of shares in an affiliate	440,952	—	—
Conversion of debt and accrued interest payable in exchange for common stock	115,458	3,724,892	317,622
Cash paid during the period for:
Interest	$3,466,420	$6,116,313	$4,801,069
Income taxes	$150,000	$150,391	$—

NOTE 5 — PROPERTY AND EQUIPMENT

     Property and equipment includes the following:

			Estimated Useful Lives
	February 2, 2002	February 3, 2001	(In Years)

Furniture, fixtures and equipment	$21,274,751	$21,492,091	5-7
Leasehold improvements	21,591,254	21,513,831	10
Equipment under capital leases	6,374,908	6,238,959	5

	49,240,913	49,244,881
Less:
Accumulated depreciation and amortization	(27,891,946)	(22,832,030)

	$21,348,967	$26,412,851

     Depreciation and amortization expense for fiscal years 2001, 2000, and 1999 was $6,019,720, $5,229,185 and $4,725,691, respectively. Accumulated depreciation for equipment under capital leases was $2,901,101 and $1,842,650 as of February 2, 2002 and February 3, 2001, respectively.

NOTE 6 — RELATED PARTY TRANSACTIONS

     Notes receivable from a shareholder and officers were $2,881,624 and $3,844,278 as of February 2, 2002 and February 3, 2001, respectively. The notes are unsecured, mature February 1, 2003 and bear interest at prime plus 1% per annum. Principal and interest are payable in full at maturity. Total interest income recognized during fiscal years 2001, 2000, and 1999 was approximately $273,000, $247,000 and $70,000, respectively. There was no accrued interest receivable at February 2, 2002 and approximately $12,000 at February 3, 2001.

     During fiscal year 2000, the Company purchased 314,000 shares of Take to Auction.Com, Inc. (“TTA”), an Internet auction site, for approximately $2.5 million. In June 2000, the Company acquired approximately 139,000 shares of TTA’s common stock upon conversion of a $1.0 million convertible promissory note receivable.

     As of February 3, 2001, the market price for TTA’s common stock was below the Company’s average cost per share of $5.38. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company valued the shares at $1.01 per share and recorded a non-cash charge of approximately $3.1 million to realized loss on investments on the consolidated statement of operations for fiscal year 2001.

     In January 2001, the Company received 250,000 shares of TTA common stock as partial payment on a loan receivable from Ilia Lekach. These shares were valued at $252,500 ($1.01 per share).

     In September 2001, TTA effected a corporate reorganization (“Reorganization”) as a result of which TTA became a wholly owned subsidiary of Nimbus Group, Inc. (“Nimbus”). As a result of the Reorganization; the Company’s shares of TTA common stock were exchanged for an equal number of shares of Nimbus common stock.

     In January 2002, the Company received 300,000 shares of Nimbus common stock, respectively, as partial payment of a loan receivable from Ilia Lekach. These shares were valued at $357,000 ($1.19 per share).

     As of February 2, 2002 the Company owned approximately 1,003,000 shares of Nimbus common stock representing approximately 13% of its total outstanding common stock. The investment in Nimbus is shown on the Company’s balance sheet as investments available for sale in the amount of approximately $1,304,000 representing the market value of $1.30 per share at that date.

     Ilia Lekach, the Company’s Chairman of the Board and Chief Executive Officer was Chairman of the Board of TTA from October 1999 until the Reorganization and has been Chairman of the Board of Nimbus since the Reorganization and Interim Chief Executive Officer since January 2002. Horacio Groisman, M.D., one of our Directors, served as Vice Chairman of the Board of TTA from October 1999 until the Reorganization and was Vice Chairman of the Board of Nimbus since the Reorganization until his resignation in October 2001.

     Purchases of products from Parlux Fragrances, Inc. (“Parlux”), whose Chairman of the Board of Directors and Chief Executive Officer is Ilia Lekach, amounted to approximately $19,598,000, $22,149,000, and $30,100,000, in fiscal years 2001, 2000 and 1999, representing approximately 17%, 20% and 22%, respectively, of the Company’s total purchases. The amount due to Parlux on February 2, 2002 and February 3, 2001 was approximately $14,673,000 including a $100,000 subordinated interest bearing secured note payable and $13,413,000 of accounts payable, respectively. Accounts payable due to Parlux are non-interest bearing.

     During fiscal year 2001, the Company purchased approximately $4,491,000 of merchandise from a company owned by one of our directors who is also the brother of the Company’s Chairman of the Board and Chief Executive Officer and approximately

$170,000 from a different company owned by another brother of the Company’s Chairman of the Board and Chief Executive Officer. The amounts due to these companies at February 2, 2002 was approximately $2,025,000 and $170,000, respectively, and are included in accounts payable affiliate in the accompanying consolidated balance sheet as of February 2, 2002.

     On June 30, 2001, Perfumania signed a $3,000,000 subordinated note agreement with Parlux. The note was in consideration for the reduction of $3,000,000 in trade payables due to Parlux. The note was due on March 31, 2002 with various periodic principal payments, bore interest at prime plus 1% and was subordinate to all bank related indebtedness. As of February 2, 2002, the outstanding principal balance due on the note was $100,000. The note was repaid in full in April 2002. On June 1, 2000, Perfumania signed a $5,000,000 subordinated note agreement with Parlux. The note included the refinancing of a $2,000,000 balance due to Parlux remaining under a previous $8,000,000 subordinated secured note dated October 4, 1999, and a reduction of $3,000,000 in trade payables due to Parlux. The note was due on December 29, 2000 with various periodic principal payments, bore interest at prime plus 1% and was subordinate to all bank related indebtedness. The note was repaid in full in December 2000.

     In August 1999, the Company transferred 378,102 shares of the Company’s treasury stock to Parlux in consideration for a partial reduction of the Company’s outstanding trade indebtedness balance of approximately $4.5 million. The transfer price was based on a per share price of $11.92, which approximated 90% of the average daily closing price on the Company’s common stock for the previous 20 business days. As a result of the transaction, the Company incurred a charge of approximately $314,000 which was recorded to cost of goods sold in the third quarter of fiscal year 1999.

     In December 1999, the Company loaned $1,000,000 to TTA. Due to the uncertainty of collectability of the note, the Company wrote off the note and the related interest receivable which together totaled approximately $1.0 million as of January 29, 2000. The related expense is included in the provision for impairment of assets and store closings in the accompanying consolidated statements of operations in fiscal year 1999. The Company converted the loan into 138,889 shares of the TTA common stock and, as a result of TTA’s successful initial public offering, the $1.0 million principal balance and related interest previously expensed was reversed in the first quarter of fiscal 2000.

     In March 2000, the Company loaned an additional $1,000,000 to TTA. The note was repaid in full in June 2000. In connection with both the December 1999 and March 2000 loans to TTA, the Company was granted warrants (the “Warrants”) to purchase a total of 200,000 shares of the common stock of TTA at $8 per share. The Warrants were exercisable in whole or in part at any time commencing on the business day immediately following the effective date of the Registration Statement and expiring on the first anniversary of the effective date of the Registration Statement. The Company did not exercise the Warrants.

     In October 2000, the Company entered into a six month service agreement with TTA to provide them with distribution and logistics functions. This agreement, unless otherwise terminated, will automatically renew for successive one year terms. This service agreement provides for order processing, inventory management, warehousing, fulfillment and shipping of product. The service fee is variable based on the volume of TTA sales. Monthly minimum fees apply if specified volume levels are not obtained. Total fees earned during fiscal years 2001 and 2000 were approximately $177,000 and $72,000, respectively. The service agreement was terminated effective September 1, 2001.

     In September 2001, the Company entered into a licensing agreement with TTA to license the Company’s retail fragrance Internet Web site. Under the terms of the agreement, TTA pays the Company a royalty of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty income under this agreement for the year ended February 2, 2002 was approximately $88,000. Additionally, TTA rents approximately 20,000 square feet of warehouse facilities from us for approximately $15,000 per month. As of February 2, 2002, the amount due from TTA was approximately $811,000, and is included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of February 2, 2002.

     In October 2000, TTA loaned the Company $500,000. The loan was unsecured with interest at the rate charged by the Company’s major lender. The loan, including interest, was repaid in December 2000.

     In January 2001, the Company entered into a severance agreement with an executive officer and incurred a charge of approximately $371,000. Additionally, in May 2000 and July 2000, the Company entered into severance agreements with two executive officers. Based upon the borrowing interest rate on the Company’s line of credit, the Company discounted the future payments required by these agreements resulting in a charge of approximately $724,000. The resulting expense is reflected in selling, general and administrative expenses in the accompanying consolidated statements of operations for fiscal year 2000.

NOTE 7 — BANK LINE OF CREDIT AND NOTES PAYABLE

     The bank line of credit and notes payable consist of the following:

	February 2, 2002	February 3, 2001

Bank line of credit, which is classified as a current liability, interest payable monthly, expiring May 2003, secured by a pledge of substantially all of Perfumania’s assets (see below)	$30,734,662	$33,526,504

Note payable bearing interest at 9.7% payable in a monthly installment of $11,050 including interest, through March 2003, secured by fixtures	$154,836	$693,166
Severances payable bearing interest at 9.5% payable in monthly installments ranging from $4,000-$22,000 including interest, through December 2002	331,243	955,887

	486,079	1,649,053
Less: current portion	(454,219)	(1,210,554)

Long-term portion	$31,860	$438,499

     The aggregate maturities of notes payable at February 2, 2002 are as follows:

FISCAL YEAR

2002	$454,219
2003	31,860
2004	—
2005	—
2006	—

$486,079

     On May 12, 2000, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Finance LLC that provides for borrowings of up to $40 million to support normal working capital requirements and other general corporate purposes. Proceeds from this facility were used to refinance the previous credit facility. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of February 2, 2002, the credit facility bore interest at 4.3%. Advances are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on the Chief Executive Officer of the Company. The line contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender.

     As of February 2, 2002, Perfumania was in compliance with all financial covenants and had approximately $5.6 million available under the line of credit.

NOTE 8 — CONVERTIBLE NOTES PAYABLE

     On March 9, 2000 and March 27, 2000, the Company issued an aggregate of $4 million of Series C Convertible Notes and $5 million of Series D Convertible Notes, respectively. The notes are convertible into the Company’s common stock, bear interest at 8% and are payable in full in March 2003. The conversion price is the lower of (A) $9.58 per share for the Series C and $7.76 for the Series D, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

     In April 1999 and July 1999, the Company issued an aggregate of $2 million Series A and $2 million Series B Convertible Notes, respectively. The Series A and Series B Notes are convertible into the Company’s common stock, bear interest at 8% and the remaining non-redeemed portion will be payable in full in April 2002 and July 2002, respectively. On or about April 30, 2002, the Company repaid the Series A debt. The conversion price is the lower of (A) $4.35 per share for the Series A Notes and $3.41 per share for the Series B Notes, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

     The holders of the Series A, B, C and D Convertible Notes are restricted from converting to the extent that the holder owns more than 9.9% of the Company’s outstanding common stock.

     In February 2001, the Company entered into a Convertible Note Option Repurchase Agreement (the “Agreement”) with the holders of the Company’s outstanding Series A, B, C, and D Convertible Notes. The Agreement provided that the Company had the monthly option to repurchase the outstanding $8.8 million convertible notes over an eleven month period beginning February 2001, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varied as per a specified redemption schedule. In the event that the Company exercised its monthly option, the note holders were restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into the Company’s common stock. During fiscal year 2001, the Company repaid $4.1 million to the note holders. The premium paid of approximately $0.7 million upon the repurchase of the convertible notes has been reflected in additional paid in capital.

     In February 2002, we entered into a Convertible Note Option Repurchase Agreement (the “Agreement”) with certain holders of the Company’s outstanding Series C and D Convertible Notes. The Agreement provides that the Company has the monthly option to repurchase the approximate $4.9 million outstanding notes over an 11 month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the 11 months varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into the Company’s common stock.

     In accordance with accounting literature, when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, or a “beneficial conversion feature”, which should be recognized as a return to the debt holders. Based on the market price of the Company’s common stock at the date of issuance, our Series C and Series D Notes had beneficial conversion features of approximately $1.2 million and $1.4 million, respectively, at such point in time which represented a non-cash charge that is included in interest expense on the accompanying consolidated statements of operations in fiscal year 2000.

NOTE 9 — IMPAIRMENT OF ASSETS

     Based on a review of the Company’s retail store locations with negative cash flows, the Company recognized non-cash impairment charges relating to its retail segment of approximately $0.7 million, $0.5 million and $1.6 million during the fiscal years ended 2001, 2000 and 1999, respectively. These charges were determined based on the difference between the carrying amounts of the assets, representing primarily fixtures and leasehold improvements, at particular store locations and the fair values of the assets on a store by store basis. The estimated fair values are based on anticipated future cash flows discounted at a rate commensurate with the risk involved. These impairment losses are included in provision (recovery) for impairment of assets and store closings in the accompanying consolidated statements of operations.

NOTE 10 — INCOME TAXES

     The benefit (provision) for income taxes is comprised of the following amounts:

	FISCAL YEAR ENDED

	February 2, 2002	February 3, 2001	January 29, 2000

Current:
Federal	$211,298	$—	$(124,000)
State	—	—	—

	211,298	—	(124,000)

Deferred:
Federal	—	—	—
State	—	—	—

Total tax benefit (provision)	$211,298	$—	$(124,000)

     The fiscal year 2001 tax benefit is primarily due to a change in the Federal tax law.

     The income tax benefit (provision) differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

	FISCAL YEAR ENDED

	February 2, 2002	February 3, 2001	January 29, 2000

Benefit (provision) at federal statutory rates	$1,208,005	$2,080,899	$(492,514)
Non-deductible expenses	(1,326,569)	(2,221,453)	(709,450)
Reduction (increase) in the valuation allowance	372,561	(44,370)	1,072,545
Other	(42,699)	184,924	5,419

Benefit (provision) for income taxes	$211,298	$—	$(124,000)

     Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities:

	FISCAL YEAR ENDED

	February 2, 2002	February 3, 2001

Assets:
Net operating loss & tax credit carryforwards	$5,121,307	$5,728,264
Inventories	942,835	1,207,816
Property and equipment	3,389,797	2,803,943
Allowance for doubtful accounts & other	120,444	116,286
Reserves	188,837	502,056
Goodwill	340,030	137,823
Unrealized loss on securities	1,076,905	1,129,767
Other	159,251	86,012

Total deferred tax assets	11,339,406	11,711,967
Valuation allowance	(11,339,406)	(11,711,967)

Net deferred tax assets	$—	$—

     A valuation allowance is provided for deferred tax assets as management believes that the benefit of the deferred tax asset may not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. As of February 2, 2002, the Company has net operating loss carryforwards of approximately $13.5 million, which begin to expire in the year 2017.

NOTE 11 — SHAREHOLDERS’ EQUITY

REVERSE STOCK SPLIT

     The Company’s Board of Directors authorized a one-for-four reverse stock split of the Company’s outstanding shares of common stock for shareholders of record as of March 20, 2002. Accordingly, all data shown in the accompanying consolidated financial statements and notes has been retroactively adjusted to reflect this change.

STOCK SUBSCRIPTION

     In March 1999, the Company entered into Subscription Agreements for the sale of 235,293 shares of the Company’s common stock to a group of private investors at the agreed upon price of $8.50 per share. The proceeds of $2 million were received in January 1999. The Subscription Agreements required that the Company file the appropriate registration statement with the Securities and Exchange Commission within six months from the date of the Subscription Agreements to permit the registered resale of the shares by the investors in open market transactions. If on the effective date of the registration statement, the market price was less than $8.50 per share, the Company was obligated to reimburse the investor group the lesser of 1) the product of the difference between $8.50 and the closing bid price of the Company’s common stock on the effective date of the registration statement multiplied by the number of shares issued under the Subscription Agreements or 2) the product of $2.00 multiplied by the number of shares issued under the Subscription Agreements. As of January 30, 1999, the potential redeemable amount of $470,588 was recorded as redeemable common equity and the remaining $1,529,412 was recorded as capital in excess of par value in the accompanying consolidated balance sheets. The Company filed a registration statement in September 1999. Since the market price was less than $8.50 per share on the effective date of the registration statement, the Company reimbursed the investor group $470,588 in October 1999.

INVESTMENT IN AFFILIATE

     During September 1999, perfumania.com, inc., the Company’s then wholly-owned subsidiary, completed an initial public offering (the “Offering”) of its common stock representing approximately 47% of the common stock outstanding following the Offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company.

     The Company recorded a gain on its sale of the 1,000,000 shares of perfumania.com, inc. common stock in the Offering totaling approximately $5.9 million. The gain recorded was net of issuance costs of approximately $1.1 million which included the Company’s portion of the fair value of common stock warrants issued by perfumania.com, inc. (approximately $0.4 million) and is included in gain on sale of affiliate’s common stock in the accompanying consolidated statement of operations for fiscal year 2000.

     In connection with the public offering, the Company recorded a $9.7 million increase in additional paid-in capital representing its then 53% (four million shares) interest in perfumania.com, inc.’s net proceeds in the initial public offering under the equity method of accounting.

     On October 4, 1999, Perfumania sold certain assets to perfumania.com, inc. consisting primarily of an e-commerce greeting card website for $500,000, of which $450,000 was reflected as a dividend, since the Company’s cost basis in such assets amounted to $50,000.

     During December 1999, Perfumania signed an Option Agreement (the “Agreement”) with an investment firm granting the investment firm two options to acquire up to 2,500,000 shares of perfumania.com, inc. from the Company for consideration in the amount of $12,500. The first option provided that the investment firm could purchase 2,000,000 shares for $6.00 per share on or prior to January 15, 2000 and provided that this option was exercised, a second option to purchase 500,000 shares for $8.00 per share on or prior to the earlier to occur of December 31, 2000 or various other events, as defined in the Agreement. The investment firm exercised the first option for the 2,000,000 shares on January 11, 2000 and the Company realized proceeds of $12,000,000. As a result, the Company recognized a gain of approximately $9.1 million which is included in the accompanying consolidated statement of operations for fiscal year 1999 as a gain on sale of affiliate’s common stock. The Agreement provided that when the first option was exercised, nominees of the investment firm would be appointed to constitute the majority of the members of the Board of Directors of perfumania.com, inc. subject to satisfaction of applicable SEC regulations. Subject to the exercise of the first option, the Agreement limited the amount of shares of perfumania.com, inc. that could be sold by the Company, as well as the timing of these sales.

     On February 10, 2000, Envision Development Corporation (“EDC”) entered into a plan of merger with perfumania.com, inc. The plan of merger provided for among other things, the merger of EDC with perfumania.com, inc. As a result, perfumania.com, inc. became a direct wholly owned subsidiary of EDC and each share of common stock, par value $0.01 per share, of perfumania.com, inc. issued and outstanding before the plan of merger was converted into and exchanged for one share of common stock, (par value $0.01 per share), of EDC.

     In May 2000, the Company acquired 100% of the outstanding common stock of perfumania.com, inc. from EDC in exchange for 400,000 shares of EDC common stock. As a result, perfumania.com, inc. became a wholly owned subsidiary of the Company. The acquisition of perfumania.com, inc. has been accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated relative fair values at the acquisition date. Tangible assets acquired consisted primarily of merchandise inventories. Based on an independent appraisal, the transaction was valued at approximately $4.7 million. As a result, the Company recognized a gain of approximately $4.5 million, which is included in the accompanying consolidated statement of operations for fiscal year 2000 as a gain on sale of affiliate’s common stock. The excess of the purchase price over the fair value of tangible net assets acquired of approximately $2.9 million is included in goodwill in the accompanying consolidated balance sheets and is being amortized over 5 years. The results of operations for perfumania.com, inc. are included with the Company’s results from the date of acquisition. Prior to May 2000, the Company’s ownership in EDC was accounted for under the equity method of accounting. The acquisition of perfumania.com, inc. was not material to the Company’s results of operation, and therefore no proforma results are presented.

     Additionally, in May 2000, the Company sold 100,000 shares of EDC common stock for $2.5 million to a majority shareholder of EDC, and in a related transaction, the second option of the Agreement was exercised and an investment firm acquired from the Company 500,000 shares of EDC common stock at $8.00 per share. As a result of these transactions, the Company received total cash proceeds of $6.5 million and realized a gain of approximately $5.5 million. As of January 29, 2000, Perfumania’s investment in and advances to partially-owned equity affiliates consisted of a 26.67% (two million shares) interest in perfumania.com, inc. which totaled approximately $2.6 million and advances in the amount of approximately $0.2 million. Effective May 2000, perfumania.com became a wholly-owned subsidiary of the Company.

     In December 2000, the Company wrote off the remaining investment in EDC of approximately $0.6 million, representing 1,000,000 shares of EDC’s common stock, due to EDC ceasing operations. This loss is included in realized loss on investments on the accompanying consolidated statement of operations for fiscal year 2000.

INVESTMENTS AVAILABLE FOR SALE

     During fiscal year 2000, the Company purchased 314,000 shares of TTA for approximately $2.5 million. In June 2000, the Company acquired approximately 139,000 shares of TTA’s common stock upon conversion of a $1 million convertible promissory note receivable from them. In January 2002 and 2001, the Company received 300,000 and 250,000, respectively, shares of TTA’s common stock as partial payment on a loan receivable from an officer of the Company. As of February 2, 2002, the Company owns approximately 1,003,000 shares of TTA’s common stock representing approximately 13% of their total outstanding shares.

     See also TTA Reorganization in Note 6 to these consolidated financial statements.

     As of February 3, 2001, the market price for TTA’s common stock was below the Company’s average cost per share of $5.38. Management believes the TTA concept has merit and it expects that their results of operations and market value will improve in the future. However, in consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company has recorded a non-cash charge of approximately $3.1 million in realized loss on investments on the consolidated statements of operations for fiscal year 2000.

     During fiscal year 2000, the Company purchased for cash totaling approximately $1.6 million approximately 343,000 shares of common stock of The Sportman’s Guide, Inc. (“SGI”), representing approximately 7.0% of SGI’s outstanding shares of common stock. SGI is a marketer of value priced outdoor gear and general merchandise. During fiscal year 2000, the Company sold approximately 340,000 shares of SGI and realized a loss on the sale of these securities of approximately $1.1 million, which is included in realized loss on investments on the accompanying consolidated statements of operations.

     All investments are accounted for as available-for-sale securities and are carried at fair value based on quoted market prices pursuant to Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Unrealized gains and losses are included in comprehensive income (loss) and is included in shareholders’ equity as accumulated other comprehensive income in the amount of $241,334 on the accompanying consolidated balance sheet as of February 2, 2002.

PREFERRED STOCK

     The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without stockholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of February 2, 2002, no preferred stock had been issued.

TREASURY STOCK

     In December 1999, the Company’s Board of Directors approved the repurchase by the Company of up to 375,000 shares of the Company’s common stock, reflecting management’s belief that the Company’s common stock represented a significant value at its then current trading price. In January 2001, the Board approved an increase in the stock repurchase program by an additional 250,000 shares and in February 2002, the Board approved an increase in the stock repurchase program by an additional 250,000 shares. Pursuant to these authorizations, the Company has repurchased approximately 767,000 shares of common stock for approximately $7,039,000 during fiscal 1999, 2000 and 2001, including approximately 358,000 shares for $1.4 million in fiscal year 2001.

STOCK OPTION PLANS

     Under the Company’s 2000 Stock Option Plan (the “Stock Option Plan”) and 2000 Directors Stock Option Plan (the “Directors Plan”) (collectively, the “Plans”), both of which superseded the previously existing plans effective October 2000, 375,000 shares of common stock and 30,000 shares of common stock, respectively, are reserved for issuance upon exercise of options. Additionally, the number of shares available under the Stock Option Plan shall automatically increase each year by 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. The Company’s Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 500 shares of common stock upon election as a director of the Company and an automatic grant of 1,000 shares of common stock upon such person’s re-election as a director of the Company, in both instances at an exercise price equal to the fair value of the common stock on the date of grant.

     The Company has elected to follow the compensation measurement requirements prescribed by APB 25. Had compensation costs for the Company’s Plans been determined based on the fair market value at the grant dates of options granted consistent with the method of SFAS 123, the Company’s net income (loss) and diluted net income (loss) per share would have been reduced to the pro-forma amounts indicated below:

	FISCAL YEARS

	2001	2000	1999

Net income (loss):
As reported	$(3,191,657)	$(6,120,291)	$1,044,182
Proforma	$(3,588,361)	$(6,685,352)	$(341,025)
Diluted net income (loss) per share:
As reported	$(1.32)	$(2.59)	$0.41
Proforma	$(1.47)	$(2.84)	$(0.12)

     In calculating the proforma net income (loss) per share for 2001, 2000 and 1999, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2001, 2000 and 1999:

	2001	2000	1999

Expected life (years)	7 years	7 years	3-7 years
Interest rate	4.80%	6.07%	4.72%
Volatility	158%	101%	126%
Dividend yield	0%	0%	0%

     Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant.

     A summary of the Company’s option activity, and related information for each of the three fiscal years ended February 2, 2002 is as follows:

	2001		2000		1999

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercisable		Exercisable		Exercisable
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	570,115	$6.44	496,713	$5.24	439,650	$1.84
Granted	78,625	3.40	147,625	11.20	156,063	13.20
Exercised	(4,750)	2.00	(46,056)	2.72	(86,346)	2.00
Cancelled	(37,396)	14.12	(28,167)	16.32	(12,654)	2.00

Outstanding at end of year	606,594	$5.60	570,115	$6.44	496,713	$5.24

Options exercisable at end of year	480,304	$5.24	460,824	$5.36	470,088	$4.72
Weighted-average fair value of options granted during the year	78,625	$3.31	147,625	$9.36	156,063	$11.48

     The following table summarizes information about stock options outstanding at February 2, 2002:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE

			Weighted		Weighted
		Weighted	Average		Average
		Average	Remaining		Remaining
RANGE OF	NUMBER	Exercise	Contractual	NUMBER	Exercise
EXERCISE PRICES	OUTSTANDING	Price	Life	EXERCISABLE	Price

$1.64 - $2.00	312,906	$1.83	6	312,906	$1.83
$2.48 - $12.00	175,813	6.88	9	63,480	9.29
$12.52 - $21.52	117,875	13.77	8	103,918	13.12

	606,594	$5.60	7	480,304	$5.24

NOTE 12- EMPLOYEE BENEFIT PLANS

     The Company has a 401(k) Savings and Investment Plan (“the Plan”). Pursuant to such Plan, participants may make contributions to the Plan up to a maximum of 20% of total compensation or $10,500, whichever is less, and the Company, at its discretion, may match such contributions to the extent of 25% of the first 6% of a participant’s contribution. The Company’s matching contributions vest over a 4-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company’s matching contributions during fiscal years 2001, 2000 and 1999 were not significant.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

     The Company is self-insured for employee medical benefits under the Company’s group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $80,000 and for annual Company medical claims which exceed approximately $2.2 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known. The self-insurance reserve at February 2, 2002 and February 3, 2001 was approximately $166,000 and $450,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

     The Company leases space for its office, warehouse and retail stores. The lease terms vary from one to ten years, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

     Rent expense for fiscal years 2001, 2000, and 1999 was approximately $15,482,000, $16,156,000, and $16,473,000, respectively. Future minimum lease commitments under non-cancelable operating leases at February 2, 2002 are as follows:

FISCAL YEAR

2002	$12,216,388
2003	8,831,125
2004	6,917,641
2005	5,507,461
2006	3,967,964
Thereafter	3,929,848

Total future minimum lease payments	$41,370,427

     The Company’s capitalized leases consist primarily of computer hardware and software. The lease terms vary from one to five years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at February 2, 2002:

FISCAL YEAR

2002	$1,859,358
2003	1,060,976
2004	36,791
2005	14,967
2006	11,305

Total future minimum lease payments	2,983,397
Less: Amount representing interest	(242,464)

Present value of minimum lease payments	2,740,933
Less: Current portion	(1,664,827)

$1,076,106

     The depreciation expense relating to capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations.

     The Company is party to an irrevocable standby letter of credit totaling approximately $1.2 million as of February 2, 2002 which serves as security for performance of an equipment lease with a vendor for point-of-sale registers. Management believes that the carrying value approximates fair value and does not expect any material losses from its resolution since performance is not likely to be required.

     The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters should not have a materially adverse effect on the Company’s financial position or result of operations.

NOTE 14 — SEGMENT INFORMATION

     Perfumania operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table:

	FISCAL YEAR ENDED

	February 2, 2002	February 3, 2001	January 29, 2000

Net sales to external customers:
Retail	$184,141,191	$185,371,092	$155,952,646
Wholesale	9,210,420	21,198,489	36,975,463

Total net sales to external customers	$193,351,611	$206,569,581	$192,928,109

Intersegment sales (excluded from above):
Retail	$700,370	$—	$—
Wholesale	865,993	150,592	18,556,182

Total intersegment sales	$1,566,363	$150,592	$18,556,182

Cost of goods sold:
Retail	$105,673,248	$106,153,003	$87,339,377
Wholesale	7,443,613	16,982,114	29,956,394

Total cost of goods sold	$113,116,861	$123,135,117	$117,295,771

Gross profit:
Retail	$78,467,943	$79,218,089	$68,613,269
Wholesale	1,766,807	4,216,375	7,019,069

Total gross profit	$80,234,750	$83,434,464	$75,632,338

Total assets:
Retail	$94,917,924	$94,483,606	$86,474,006
Wholesale	270,859	8,075,536	11,821,552
Corporate	7,369,843	4,769,675	7,360,840

Total assets	$102,558,626	$107,328,817	$105,656,398

Inventories:
Retail	$68,378,652	$61,288,712	$62,981,145
Wholesale	8,918	1,213,000	5,746,383

Total inventories	$68,387,570	$62,501,712	$68,727,528

Depreciation and amortization:
Retail	$4,546,196	$3,969,565	$3,862,940
Corporate	2,278,665	1,849,399	862,751

Total depreciation and amortization	$6,824,861	$5,818,964	$4,725,691

Capital expenditures:
Retail	$1,437,265	$3,418,955	$2,820,321
Corporate	177,371	879,126	1,151,035

Total capital expenditures	$1,614,636	$4,298,081	$3,971,356

     The wholesale segment did not have any foreign sales in fiscal year 2001, compared with $1.1 million and $2.0 million in fiscal year 2000 and 1999, respectively.

NOTE 15- QUARTERLY FINANCIAL DATA (UNAUDITED)

     Unaudited summarized financial results for fiscal years 2001 and 2000 follows (in thousands, except for per share data):

2001 QUARTER	FIRST	SECOND	THIRD	FOURTH

Net sales	$40,583	$44,202	$41,865	$66,702
Gross profit	16,662	18,667	17,319	27,587
Net income (loss)	(3,402)	$(1,715)	(2,945)	4,870
Net income (loss) per basic share	(1.35)	(0.70)	(1.24)	1.97
Net income (loss) per diluted share	(1.35)	(0.70)	(1.24)	1.97

2000 QUARTER	FIRST	SECOND	THIRD	FOURTH

Net sales	$39,615	$48,638	$47,214	$71,103
Gross profit	16,423	19,384	17,928	29,699
Net income (loss)	(6,623)	5,261	(4,003)	(755)
Net income (loss) per basic share	(3.12)	2.28	(1.64)	(0.28)
Net income (loss) per diluted share	(3.12)	1.64	(1.64)	(0.28)

E COM VENTURES, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

		ADDITIONS

	BALANCE AT	CHARGED TO	CHARGED TO				BALANCE
	BEGINNING	COSTS &	OTHER				AT END
	OF PERIOD	EXPENSE	ACCOUNTS		DEDUCTIONS		OF PERIOD

FOR THE YEAR ENDED JANUARY 29, 2000
Accounts receivable	$704,954	$60,000	$—		$(704,954	)(1)	$60,000
Inventories	4,163,251	859,368	—		(2,652,666	)(4)	2,369,953
Self-insurance	520,652	986,501	370,875	(2)	(1,514,449	)(3)	363,552
FOR THE YEAR ENDED FEBRUARY 3, 2001
Accounts receivable	60,000	55,000	—		(58,663	)(1)	56,337
Inventories	2,369,953	—	—		(167,110	)(4)	2,202,843
Self-insurance	363,552	1,054,170	713,137	(2)	(1,681,056	)(3)	449,803
FOR THE YEAR ENDED FEBRUARY 2, 2002
Accounts receivable	56,337	55,000	—		(44,044	)(1)	67,293
Inventories	2,202,843	—	—		(509,674	)(4)	1,693,169
Self-insurance	449,803	1,257,446	864,731	(2)	(2,405,759	)(3)	166,221

(1)	Represents amounts written off against accounts receivable.

(2)	Represents employee contributions.

(3)	Represents benefit/premium payments.

(4)	Represents amounts written off against inventory.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     As disclosed in a form 8-K filed with the Securities and Exchange Commission on April 11, 2000, on April 4, 2000, PricewaterhouseCoopers LLP (“PwC”), notified us that upon completion of their audit of our consolidated financial statements for the fiscal year ended January 29, 2000, they would resign as our independent certified public accountants.

     PwC has previously audited our consolidated financial statements for the fiscal years ended January 30, 1999 and January 31, 1998 (“Prior Fiscal Years”). Their reports on such consolidated financial statements did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles, except for a modified opinion for the fiscal year ended January 30, 1999 relating to our ability to continue as a “going concern”. Further, in connection with its audits of our financial statements for the Prior Fiscal Years and through May 15, 2000, we had no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make a reference to the subject matter of the disagreements in connection with its reports on our consolidated financial statements for each of the Prior Fiscal Years.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders — Notice and Proxy Statement — 2002 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

     The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders — Notice and Proxy Statement — 2002 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders — Notice and Proxy Statement — 2002 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders — Notice and Proxy Statement — 2002 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as part of this report:

         (1)    Financial Statements

     An index to financial statements for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 appears on page 21.

         (2)    Financial Statement Schedule

     The following statement schedule for the fiscal years ended February 2, 2002, February 3, 2001 and January 29, 2000 are submitted herewith:

ITEM
FORM 10-K
NUMBER
PAGE

Schedule II — Valuation and Qualifying Accounts and Reserves	48

     All other financial schedules are omitted because they are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

(3) Exhibits

		PAGE NUMBER
		OR INCORPORATED
		BY REFERENCE
EXHIBIT	DESCRIPTION	FROM

3.1	Amended and Restated Articles of Incorporation	(12)

3.2	Bylaws	(2)

10.1	Executive Compensation Plans and Arrangements

	(a) Employment Agreement, dated as of December 24, 1999, between the Company and Marc Finer	(8)

	(b) Employment Agreement, dated as of December 24, 1999, between the Company and Donovan Chin	(8)

	(c) Employment Agreement, dated as of February 16, 2001, between the Company and A. Mark Young	(11)

	(d) Employment Agreement, dated as of February 1, 2002, between the Company and Ilia Lekach	(12)

	(e) Employment Agreement, dated as of March 27, 2000, between the Company and Jeffrey Geller	(11)

10.5	1991 Stock Option Plan, as amended	(6)

10.6	1992 Directors Stock Option Plan, as amended	(6)

10.7	Series A Securities Purchase Agreement	(3)

10.8	Series B Securities Purchase Agreement	(4)

10.9	Series C Securities Purchase Agreement	(5)

10.10	Series D Securities Purchase Agreement	(5)

10.11	2000 Stock Option Plan	(10)

		PAGE NUMBER
		OR INCORPORATED
		BY REFERENCE
EXHIBIT	DESCRIPTION	FROM

10.12	2000 Directors Stock Option Plan	(10)

11.1	Revolving Credit and Security Agreement with GMAC Commercial Credit LLC, dated May 12, 2000	(9)

11.2	Waiver and Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Credit LLC, dated November 8, 2000	(11)

11.3	Waiver and Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Credit LLC, dated April 26, 2001	(11)

21.1	Subsidiaries of the Registrant	(12)

23.1	Consent of PricewaterhouseCoopers LLP	(12)

23.2	Consent of Deloitte & Touche LLP	(12)

(1)	Incorporated by reference to the exhibit of the same description filed with the Company’s 1993 Form 10-K (filed April 28, 1994).

(2)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1 (No. 33-46833).

(3)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1 filed June 11, 1999 (No. 333- ).

(4)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1/A, filed August 31, 1999 (No. 333-80525).

(5)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-3 filed April 25, 2000 (No. 333-35580).

(6)	Incorporated by reference to the exhibit of the same description filed with the Company’s 1995 Form 10-K (filed April 26, 1996).

(7)	Not used.

(8)	Incorporated by reference to the exhibit of the same description filed with the Company’s 1999 Form 10-K/A (filed May 30, 2000).

(9)	Incorporated by reference to the exhibit of the same description filed with the Company’s 1999 Form 10-Q (filed June 13, 2000).

(10)	Incorporated by reference to the exhibit of the same description filed with the Company’s Proxy Statement (filed October 6, 2000).

(11)	Incorporated by reference to the exhibit of the same description filed with the Company’s 2000 Form 10-K (filed May 4, 2001).

(12)	Filed herewith.

(b)	Reports on Form 8-K

     On February 2, 2002, the Company filed a Current Report on Form 8-K reporting that the company had signed an option agreement to repurchase its outstanding convertible debentures.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, May 1, 2002.

E Com Ventures, Inc. By: /s/ ILIA LEKACH Ilia Lekach, Chairman of the Board and Chief Executive Officer

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

SIGNATURE	TITLE	DATE

/s/ ILIA LEKACH Ilia Lekach	Chairman of the Board and Chief Executive Officer, Principal Executive Officer	May 1, 2002

/s/ JEFFREY GELLER Jeffrey Geller	President and Chief Operating Officer of Perfumania, Inc., and Director	May 1, 2002

/s/ A. MARK YOUNG A. Mark Young	Chief Financial Officer and Director, Principal Financial Officer	May 1, 2002

/s/ DONOVAN CHIN Donovan Chin	Chief Financial Officer Perfumania, Inc., Secretary and Director	May 1, 2002

/s/ CAROLE ANN TAYLOR Carole Ann Taylor	Director	May 1, 2002

/s/ HORACIO GROISMAN, M.D. Horacio Groisman, M.D.	Director	May 1, 2002

/s/ ZALMAN LEKACH Zalman Lekach	Director	May 1, 2002

/s/ ANA MARIA FERNANDEZ HAAR Ana Maria Fernandez Haar	Director	May 1, 2002

/s/ JAMES FELLUS James Fellus	Director	May 1, 2002