Form 10-K/A
period 2001-02-02
E COM VENTURES INC
filed 2002-06-04
CIK 880460

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

     As of May 22, 2002, the number of shares of the registrant’s Common Stock outstanding was 2,221,434. The aggregate market value of the Common Stock held by non affiliates of the registrant as of May 22, 2002 was approximately $5.5 million, based on the closing price of the Common Stock ($4.10) as reported by the Nasdaq National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5 percent beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5 percent beneficial owners are, in fact, affiliates of the registrant.

EXPLANATORY NOTE

     This amendment number 1 for our Form 10-K is being filed to incorporate information required by Part III of the Form 10-K.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

     The following are our executive officers and directors:

Name	Age	Position

Ilia Lekach	53	Chairman of the Board and Chief Executive Officer

A. Mark Young	41	Chief Financial Officer and Director

Jeffrey Geller	28	President and Chief Operating Officer of Retail Division of Perfumania, Inc., and Director

Donovan Chin	35	Chief Financial Officer of Perfumania, Inc., Secretary and Director

Leon Geller	47	Vice President of Purchasing, Perfumania, Inc.

Joel Lancaster	43	Vice President of Stores, Perfumania, Inc.

Carole Ann Taylor(1)(2)(3)	56	Director

Horacio Groisman, M.D. (2)(3)	49	Director

Zalman Lekach	35	Director

James Fellus(1)	37	Director

(1)	Member of Audit Committee

(2)	Member of Compensation Committee

(3)	Member of Stock Option Committee

     ILIA LEKACH is one of our co-founders and was our Chief Executive Officer and Chairman of the Board from incorporation in 1988 until his resignation in April 1994. Mr. Lekach was re-appointed Chief Executive Officer and Chairman of the Board on October 28, 1998. He is also Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc., a publicly traded manufacturer of fragrance and related products, and Chairman of the Board of Directors of Nimbus Group, Inc., formerly known as Take To Auction.Com, Inc., a publicly held company committed to the development of a private jet air taxi network. In August 1996, Mr. Lekach became an officer and director of L. Luria & Son, Inc., a publicly traded specialty discount retailer. On August 13, 1997, L. Luria & Son, Inc. filed for relief under Chapter 11 of the Bankruptcy Code and has since been liquidated. Messrs. Ilia Lekach and Zalman Lekach are brothers.

     A.     MARK YOUNG joined us in February 2000, became our Chief Financial Officer in May 2000 and was appointed a director in April 2001. Prior to February 2000, Mr. Young was employed for seven years in the Business Assurance practice of the Middle Market Group of PricewaterhouseCoopers LLP. Mr. Young is a Certified Public Accountant.

     JEFFREY GELLER joined us in March 2000 and was appointed the President and Chief Operating Officer of our Retail Division in May 2000 and a Director in April 2001. Prior to joining us, Mr. Geller was the General Manager of the Development Agent for an international restaurant chain in Peru which operated company owned and franchised locations.

     DONOVAN CHIN serves as the Chief Financial Officer of Perfumania. He was appointed Corporate Secretary in February 1999, Director in March 1999 and Chief Financial Officer of Perfumania in May 2000. He has also served as our Chief Financial Officer from February 1999 to May 2000. From May 1995 to February 1999 Mr. Chin was our Corporate Controller and from May 1993 to May 1995 he was Assistant Corporate Controller. Previously, Mr. Chin was employed by Pricewaterhouse LLP in its Miami audit practice. Mr. Chin is a Certified Public Accountant.

     LEON GELLER joined us in March 2001 as Vice President of Purchasing of Perfumania, Inc. Prior to joining us, Mr. Geller was the Executive Director of a textile distributor in Peru.

     JOEL LANCASTER has served as the Vice President of Stores for Perfumania, Inc. since July 2000. He also served as our Director of Stores from August 1997 to July 2000, and as a District Supervisor from October 1995 to August 1997. Previously, Mr. Lancaster was employed by Lillie Rubin, Inc. as its National Director of Stores for four years.

     CAROLE ANN TAYLOR has been a Director since June 1993. From 1987 to 1998, Ms. Taylor was the owner and president of the Bayside Company Store, a retail souvenir and logo store at Bayside Marketplace in Miami, Florida. During this time she was a partner of the Jardin Bresilien Restaurant also located at the Bayside Marketplace. Currently, Ms. Taylor is the owner of Miami To Go, Inc., a retail and wholesale logo and souvenir merchandising and silk-screening company. She is a partner at Miami Airport Duty Free Joint Venture with Greyhound Leisure Services which owns and operates the 19 duty free stores at Miami International Airport. She serves as Director of the Miami-Dade Chamber of Commerce, the Greater Miami Convention & Visitors Bureau and the Miami Film Festival. Ms. Taylor is a member of our Audit, Compensation and Stock Option Committees.

     HORACIO GROISMAN, M.D. has been a Director since March 1999. Dr. Groisman has been a practicing physician since 1984, and has been President of Utolaryngology, Head and Neck Associates, in Miami, Florida since 1994. Dr. Groisman is a member of our Compensation and Stock Option Committees. He was Vice-Chairman of the Board of Directors of Nimbus Group, Inc. from October 1999 until October 2001.

     ZALMAN LEKACH has been a Director since November 1999. In May 1990, Mr. Lekach became a director and an Executive in Parlux, S.A., a subsidiary of Parlux Fragrances, Inc. In May 1993, he resigned his executive position and owned and operated a company exporting foods and health/beauty aids to South America. In January 1995, he rejoined Parlux as its Chief Operating Officer and Director. In June 1996, he also assumed the position of President of Parlux. In January 1999, Mr. Zalman Lekach resigned his position as President and Chief Operating Officer of Parlux to pursue other opportunities. From May 1999 to June 2001, Mr. Zalman Lekach served as Chief Operating Officer of IFX, Inc. a Miami, Florida based Internet service provider. In June 2001, Mr. Zalman Lekach founded Grupo Tulin, Inc. a privately held distributor of fragrances. Messrs. Ilia Lekach and Zalman Lekach are brothers.

     JAMES FELLUS was appointed Director in October 2000. Since 1995, Mr. Fellus has been the Senior Managing Director of Capital Markets at Advest, Inc. He is responsible for risk management of all fixed income products and periodically publishes trade ideas and market commentary. Mr. Fellus serves as a member of the Board of Directors of Advest, Inc. Mr. Fellus is a member of our Audit Committee.

     Our directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than 10 percent of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

     To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended February 2, 2002, filing deficiencies under Section 16(a) included four late reports filed by Ilia Lekach with respect to four transactions. The following individuals were not timely in meeting the filing requirements with respect to one transaction each: A. Mark Young, Jeffrey Geller, Leon Geller, Joel Lancaster, Zalman Lekach, Horacio Groisman, M.D., James Fellus and Carole Ann Taylor.

ITEM 11.  EXECUTIVE COMPENSATION

     The following table sets forth compensation awarded to, earned by or paid to our (a) Chief Executive Officer, and (b) our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of the end of fiscal year 2001 and whose compensation exceeded $100,000 in fiscal 2001. The Chief Executive Officer and such other executive officers are sometimes hereafter collectively referred to as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE

			Annual Compensation			Long-term Compensation

					Awards		Payouts

	Fiscal			Other Annual	Restricted Stock		LTIP	All Other
Name and Principal Position	Year	Salary($)	Bonus($)	Compensation($)(1)	Awards($)	Options(#)(2)	payouts($)	Compensation($)

Ilia Lekach	2001	438,577	250,000	—	—	125,000	—	—

Chairman of the Board and	2000	433,846	80,000	—	—	—	—	—

Chief Executive Officer	1999	420,000	—	—	—	—	—	—

A. Mark Young (3)	2001	166,152	—	—	—	12,500	—	—

Chief Financial Officer	2000	122,079	—	—	—	12,500	—	—

Jeffrey Geller (4) President and Chief Operating Officer,	2001	162,197	—	—	—	10,000	—	—

Perfumania, Inc.	2000	114,104	—	—	—	15,000	—	—

Donovan Chin	2001	189,443	—	—	—	—	—	—

Chief Financial Officer,	2000	174,447	—	—	—	—	—	—

Perfumania, Inc. and Secretary	1999	167,185	—	—	—	25,000	—	—

Leon Geller (5)	2001	159,341	—	—	—	12,500	—	—

Vice President of Purchasing,	2000	42,858	—	—	—	—	—	—

Perfumania, Inc.

(1)	The column for “Other Annual Compensation” does not include any amounts for executive perquisites and any other personal benefits, such as the cost of automobiles, life insurance and disability insurance because the aggregate dollar amount per executive is less than 10% of his annual salary and bonus.

(2)	The Company’s Board of Directors authorized a one-for-four reverse stock-split of the Company’s outstanding shares of common stock for shareholders of record on March 2, 2002. Accordingly, all share and per share data shown in this Form 10-K/A have been retroactively adjusted to reflect this reverse stock-split.

(3)	A. Mark Young joined the Company in February 2000 and was appointed Chief Financial Officer in May 2000.

(4)	Jeffrey Geller joined the Company in March 2000 and was appointed President and Chief Operating Officer of Perfumania, Inc. in May 2000.

(5)	Leon Geller joined the Company in March 2001 as Vice President of Purchasing of Perfumania, Inc.

OPTIONS GRANTS TABLE

     The following table sets forth certain information concerning grants of stock options made during fiscal year 2001 to the Named Executive Officers.

INDIVIDUAL OPTION GRANTS IN FISCAL YEAR 2001

					Potential Realizable Value
					at Assumed Annual Rate
		% of Total			of Stock Price Appreciation
	Number	Options Granted			For Option Term
	of Options	to Employees in	Exercise Price	Expiration
Name	Granted	Fiscal Year 2001(1)	Per Share	Date	5% (2)	10% (2)

Ilia Lekach	125,000	61%	$4.00	2011	$315,000	$796,250

A. Mark Young	12,500	6%	$3.52	2011	$27,625	$70,125

Jeffrey Geller	10,000	5%	$3.52	2011	$22,100	$56,100

Leon Geller	12,500	6%	$3.52	2011	$27,625	$70,125

(1)	Total stock option grants during fiscal year 2001 were 203,625.

(2)	In accordance with the rules of the Securities and Exchange Commission, the potential realizable values for such options shown in the table presented above are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. These assumed rates of appreciation do not represent our estimate or projection of the appreciation of shares of our common stock.

STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

     The following table sets forth certain information concerning option exercises in fiscal year 2001 and the number of unexercised stock options held by the Named Executive Officers as of February 2, 2002.

			Number of	Value of Unexercised
			Unexercised Options	In-The-Money Options
	Number of		at Fiscal Year-End(#)	at Fiscal Year-End($)
	Shares Acquired		Exercisable /	Exercisable /
Name	On Exercise	Value Realized	Unexercisable	Unexercisable

Ilia Lekach	—	—	193,750/125,000	338,250/0

A. Mark Young	—	—	4,167/20,833	0/500

Jeffrey Geller	—	—	5,000/20,000	0/400

Donovan Chin	—	—	27,250/0	14,040/0

Leon Geller	—	—	0/12,500	0/3,510

Director Compensation

     We pay each nonemployee Director a $10,000 annual retainer, and reimburse their expenses in connection with their activities as directors. In addition, nonemployee directors are eligible to receive stock options under the Directors Stock Option Plan.

     The Directors Stock Option Plan currently provides for an automatic grant of an option to purchase 500 shares of our common stock upon a person’s election as Director and an automatic grant of options to purchase 1,000 shares of our common stock upon re-election to the Board, in both instances at an exercise price equal to the fair market value of the common stock on the date of the option grant.

Employment and Severance Agreements

     Effective February 1, 1999, we entered into a 3-year employment agreement with Ilia Lekach pursuant to which he received an annual salary of $400,000, subject to cost-of-living increases, or 5% if higher. The employment agreement provided that Mr. Lekach would continue to receive his annual salary until the expiration of the term of the agreement if his employment was terminated by us for any reason other than death, disability or cause (as defined in the employment agreement). The agreement contained a performance bonus plan which provided for additional compensation and grant of stock options, if we met certain net income levels. The employment agreement prohibited the employee from directly or indirectly competing with us during the term of his employment and for one year after termination of employment except in the case of our termination of employment without cause. Effective February 1, 2002, we entered into a new 3-year employment agreement with Ilia Lekach on substantially the same terms as the February 1, 1999 agreement. Pursuant to the terms of this agreement, Mr. Lekach received a signing bonus of $250,000 and was granted 125,000 options to purchase the Company’s stock at an exercise price of $4.00 per share (the closing market price of our common stock on January 31, 2002). The options will vest one-third after each twelve month period from February 1, 2002.

     Effective December 1999, we entered into 3-year employment agreements with Marc Finer and Donovan Chin pursuant to which they receive an annual salary of $215,000 and $160,000, respectively, subject to specified increases. The employment agreements provide that Mr. Finer and Mr. Chin will continue to receive their salary until the expiration of the term of the employment agreements if their employment is terminated by us for any reason other than death, disability or cause (as defined in the employment agreements), as well as provisions for change in control. Mr. Finer’s employment with the Company was terminated in June 2000 and in accordance with his employment agreement, he will continue to receive his salary until November 2002.

     Effective January 2000 and March 2000, we entered into 3-year employment agreements with A. Mark Young and Jeffrey Geller pursuant to which they receive annual salaries of $120,000 and $155,000, respectively, subject to specified increases. Mr. Young’s contract was amended during fiscal year 2001 to increase his salary to $165,000. The employment agreements provide that Mr. Young and Mr. Geller will continue to receive their salary until the expiration of the term of the employment agreements if their employment is terminated by us for any reason other than death, disability or cause (as defined in the employment agreements), as well as provisions for change in control.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of May 22, 2002, information with respect to the beneficial ownership of our Common Stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our Common Stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group.

COMMON STOCK BENEFICIALLY OWNED

Name and Address
of Beneficial Owner	Shares		Percent

Ilia Lekach	579,685	(1)(2)(3)(5)	26.1%

Rachmil Lekach	176,850	(1)(2)(5)	8.0%

Jerome Falic	186,683	(1)(4)(5)	8.4%

A. Mark Young	25,775	(1)(5)	1.2%

Jeffrey Geller	26,863	(1)(5)	1.2%

Donovan Chin	27,250	(1)(5)	1.2%

Leon Geller	12,500	(1)(5)	*

Joel Lancaster	18,125	(1)(5)	*

Carole A. Taylor	5,000	(1)(5)	*

Horacio Groisman, M.D.	3,750	(1)(5)	*

Zalman Lekach	3,500	(1)(5)	*

James Fellus	1,500	(1)(5)	*

Parlux Fragrances, Inc.	378,102	(6)	17.0%

Eisenberg Partners LLC	227,987	(7)	10.3%

Mark A. Rice	245,374	(8)(9)	11.0%

All directors and executive officers as a group (10 persons)	703,948		31.7%

*	Less than 1%.
(1)	The address of each of the beneficial owner identified is 11701 NW 101st Road, Miami, Florida 33178, unless otherwise stated.

(2)	Ilia Lekach and Rachmil Lekach jointly own with their spouses the shares set forth opposite their respective names.

(3)	Includes 17,000 shares of Common Stock owned by Pacific Investment Group, a corporation wholly owned by Mr. Lekach.

(4)	The address of Jerome Falic is 19495 Biscayne Blvd., Ste. #300, Aventura, Florida, 33180.

(5)	Includes shares of Common Stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 22, 2002 in the following amounts: Ilia Lekach (318,750); Rachmil Lekach (25,000); Jerome Falic (102,375); Jeffrey Geller (25,000); A. Mark Young (25,000); Donovan Chin (27,250); Leon Geller (12,500); Joel Lancaster (18,125); Dr. Horacio Groisman (3,500); Zalman Lekach (2,500), Carole A. Taylor (5,000), and James Fellus (1,500).

(6)	The address of Parlux Fragrances, Inc. is 3725 S.W. 30th Avenue, Ft. Lauderdale, Florida 33154.

(7)	Based on the Schedule 13D dated May 22, 2000 filed with the SEC by Eisenberg Partners, L.L.C. (“Eisenberg”). Eisenberg is the manager or investment manager and beneficially owns all shares of the following entities: E.P. Opportunity Fund L.L.C. (88,006 shares), EP Opportunity Fund International Ltd. (5,742 shares), EP.com Fund L.L.C. (116,730 shares) and EP.com Fund International, Ltd. (17,510 shares). The address for each entity is 77 W. Wacker Drive, Chicago, Illinois 60601.

(8)	Based on the Schedule 13G/A dated February 14, 2002 filed with the SEC by Mark A. Rice. Mr. Rice is the Managing Member of Minamax, LLC. Minamax, LLC is the Managing Member of Rice Opportunity Fund, LLC. Rice Opportunity Fund LLC beneficially own 245,374 common stock shares of the Company. Of the 245,374 common stock shares, Rice Opportunity Fund, LLF owns 139,953 shares. Additionally, Rice Opportunity Fund owns the following convertible notes: Series B in the principal amount of $210,517; Series C in the principal amount of $664,646; and Series D in the principal amount of $976,945. These notes are subject to conversion limitations that prohibit Rice Opportunity Fund, LLC and its affiliates, which would include Mr. Rice, from beneficially owning more than 9.9% of the outstanding shares of common stock of the Company. Assuming Rice Opportunity Fund LLC and its affiliates comply with this limitation, the maximum number of shares into which the notes can be converted, would be 105,421 shares of common stock. Mr. Rice has sole power to vote or direct the vote of the entire holding and has sole power to dispose of or direct the disposal of the entire shareholding. The address for each entity is 666 Dundee Road, Suite 1901, Northbrook, Illinois 60062.

(9)	In February 2002, we entered into a Convertible Note Option Repurchase Agreement (the “Agreement”) with certain holders of the Company’s outstanding Series C and D Convertible Notes. The Agreement provides that the Company has the monthly option to repurchase the approximate $4.9 million outstanding notes over an eleven month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into the Company’s common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Relationship with Parlux. Parlux Fragrances, Inc. is a public company engaged in the manufacture of fragrances. Ilia Lekach, our Chairman of the Board and Chief Executive Officer and one of our principal shareholders, is the chairman of the board of Parlux and beneficially owns approximately 21% of the outstanding common stock of Parlux. During fiscal year 2001, we purchased approximately $19.6 million of merchandise from Parlux. We believe that our purchases of merchandise from Parlux were on terms no less favorable to us than could reasonably be obtained in arm’s length transactions with independent third parties. The amount due to Parlux at February 4, 2002, was approximately $14,673,000 including a $100,000 subordinated interest bearing secured note payable (see below) and $13,413,000 of trade accounts payable, respectively. Trade accounts payable due to Parlux are non-interest bearing.

     On June 30, 2001, Perfumania signed a $3,000,000 subordinated note agreement with Parlux. The note was in consideration for the reduction of $3,000,000 in trade payables due to Parlux. The note was due on March 31, 2002 with various periodic principal payments, bore interest at prime plus 1% and was subordinate to all bank related indebtedness. As of February 2, 2002, the outstanding principal balance due on the note had been reduced to $100,000. The note was repaid in full in April 2002.

     Relationship with Grupo Tulin, Inc. Grupo Tulin, Inc. (“Grupo”) is a privately held distributor of fragrances. Zalman Lekach, a Director and brother of Ilia Lekach is the founder of Grupo. During the fiscal year ended February 2, 2002, we purchased approximately $4,491,000 of merchandise from Grupo. We believe that our purchases of merchandise from Grupo were on terms no less favorable to us than could reasonably be obtained in arm’s length transactions with independent parties. The amount due to Grupo at February 2, 2002 was approximately $2,025,000.

     Relationship with S&R Fragrances, Inc. S&R Fragrances, Inc. (“S&R”) is a privately held distributor of fragrances. Rachmil Lekach, a brother of Ilia Lekach is the founder of S&R. During the fiscal year ended February 2, 2002, we purchased approximately $170,000 of merchandise from S&R. We believe that our purchases of merchandise from S&R were on terms no less favorable to us than could reasonably be obtained in arm’s length transactions with independent parties. The amount due to S&R at February 2, 2002 was approximately $170,000.

     Relationship with Nimbus Group, Inc. (formerly TakeToAuction.com, Inc.) As of February 2, 2002, we owned approximately 1,003,000 shares of Nimbus common stock representing approximately 13% of its total outstanding common stock. Of these shares, 300,000 shares were received by us as partial payment on a loan receivable from Ilia Lekach in January 2002 (see below). Ilia Lekach, our Chairman of the Board and Chief Executive Officer has been Chairman of the Board of Nimbus since its inception and Interim Chief Executive Officer since January 2002. Horacio Groisman, M.D., one of our Directors, served as Vice Chairman of the Board of Nimbus from its inception until his resignation in October 2001.

     In October 2000, we entered into a six month service agreement with TTA to provide distribution and logistics functions. This service agreement provides for order processing, inventory management, warehousing, fulfillment and shipping of product. The service fee is variable based on the volume of TTA sales. Monthly minimum fees apply if specified volume levels are not obtained. Total fees earned during fiscal year 2001 were approximately $177,000. The service agreement was terminated effective September 1, 2001.

     In September 2001, we entered into a licensing agreement with TTA to license our retail fragrance Internet Web site. Under the terms of the agreement, TTA pays us a royalty of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty income under this agreement for the year ended February 2, 2002 was approximately $88,000. Additionally, TTA rents approximately 20,000 square feet of warehouse facilities from us for approximately $15,000 per month. As of February 2, 2002, the amount due from TTA was approximately $811,000.

     Indebtedness of Ilia Lekach. Notes receivable from Ilia Lekach, our Chairman of the Board and Chief Executive Officer was $2,881,624 as of February 2, 2002. The notes are unsecured, mature February 1, 2003 and bear interest at prime plus 1% per annum. Principal and interest are payable in full at maturity. Total interest income recognized during fiscal years 2001, 2000, and 1999 was approximately $273,000, $247,000 and $70,000, respectively. There was no accrued interest receivable at February 2, 2002. In March 2001, the Company received a principal payment from Ilia Lekach of $500,000. In January 2002, the Company received 300,000 shares of Nimbus common stock as partial payment of a loan receivable from Ilia Lekach. These shares were valued at $357,000 ($1.19 per share).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized June 3, 2002.

E Com Ventures, Inc.

By:	/s/ ILIA LEKACH

Ilia Lekach, Chairman of the Board and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ ILIA LEKACH Ilia Lekach	Chairman of the Board and Chief Executive Officer, Principal Executive Officer	June 3, 2002

/s/ JEFFREY GELLER Jeffrey Geller	President and Chief Operating Officer of Perfumania, Inc., and Director	June 3, 2002

/s/ A. MARK YOUNG A. Mark Young	Chief Financial Officer and Director, Principal Financial Officer	June 3, 2002

/s/ DONOVAN CHIN Donovan Chin	Chief Financial Officer of Perfumania, Inc., Secretary and Director	June 3, 2002

/s/ CAROLE ANN TAYLOR	Director	June 3, 2002

Carole Ann Taylor

/s/ HORACIO GROISMAN, M.D.	Director	June 3, 2002

Horacio Groisman, M.D.

/s/ ZALMAN LEKACH	Director	June 3, 2002

Zalman Lekach

/s/ JAMES FELLUS	Director	June 3, 2002

James Fellus