Form 10-Q
period 2002-05-04
E COM VENTURES INC
filed 2002-06-18
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Under Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Quarterly Period Ended May 4, 2002
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

YES     ☑                  NO   ☐

Common Stock $.01 Par Value
Outstanding Shares at
June 14, 2002, 2,221,434

E COM VENTURES, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS (unaudited)	3
	Consolidated Condensed Balance Sheets	3
	Consolidated Condensed Statements of Operations	4
	Consolidated Condensed Statements of Cash Flow	5
	Notes to Consolidated Condensed Financial Statements	6
ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATION	11
ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	16
PART II OTHER INFORMATION
ITEM 1	LEGAL PROCEEDINGS	16
ITEM 2	CHANGES IN SECURITIES AND USE OF PROCEEDS	16
ITEM 6	EXHIBITS AND REPORTS ON FORM 8-K	16
SIGNATURES		17

PART I.         FINANCIAL INFORMATION

ITEM 1.         FINANCIAL STATEMENTS

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	MAY 4, 2002	FEBRUARY 2, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$1,701,478	$1,600,787
Trade receivables, net	936,218	635,240
Advances to suppliers	4,192,022	3,426,525
Inventories, net	75,400,587	68,387,570
Prepaid expenses and other current assets	2,143,935	2,147,456
Investments available for sale	1,353,900	1,313,740

Total current assets	85,728,140	77,511,318
Property and equipment, net	19,984,341	21,348,967
Goodwill and other intangible assets	2,682,430	2,740,315
Other assets, net	888,759	958,026

Total assets	$109,283,670	$102,558,626

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank line of credit	$35,852,461	$30,734,662
Current portion of long-term debt	377,075	454,219
Accounts payable, non-affiliates	22,466,489	17,924,889
Accounts payable, affiliates	18,104,992	16,767,667
Accrued expenses and other liabilities	5,517,317	5,956,743
Subordinated note payable, affiliate	—	100,000
Current portion of obligations under capital leases	1,628,233	1,664,827
Current portion of convertible notes payable	1,089,781	1,148,429

Total current liabilities	85,036,348	74,751,436
Long-term debt, less current portion	—	31,860
Long-term portion of obligations under capital leases	716,795	1,076,106
Long-term portion of convertible notes payable	3,137,474	4,095,811

Total liabilities	88,890,617	79,955,213

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 2,993,986 and 2,980,305 shares issued in fiscal years 2002 and 2001, respectively	29,940	29,803
Additional paid-in capital	71,289,425	71,455,401
Treasury stock, at cost, 772,552 and 766,802 shares in fiscal years 2002 and 2001, respectively	(7,053,411)	(7,038,638)
Accumulated deficit	(41,143,194)	(39,202,863)
Notes and interest receivable from shareholder and officer	(3,022,934)	(2,881,624)
Accumulated other comprehensive income	293,227	241,334

Total shareholders’ equity	20,393,053	22,603,413

Total liabilities and shareholders’ equity	$109,283,670	$102,558,626

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001

Net sales	$40,168,682	$40,582,515
Cost of goods sold	22,839,423	23,920,830

Gross profit	17,329,259	16,661,685

Operating expenses:
Selling, general and administrative	17,234,099	17,285,983
Depreciation and amortization	1,491,645	1,769,550

Total operating expenses	18,725,744	19,055,533

Loss from operations	(1,396,485)	(2,393,848)
Interest expense, net	(543,846)	(1,008,600)

Net loss	$(1,940,331)	$(3,402,448)

Net loss per common share:
Basic	$(0.80)	$(1.35)

Diluted	$(0.80)	$(1.35)

Weighted average number of common shares outstanding:
Basic	2,421,408	2,526,890

Diluted	2,421,408	2,526,890

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001

Cash flows from operating activities:
Net loss	$(1,940,331)	$(3,402,448)
Adjustments to reconcile net loss to net cash used in operating activities:
Provision for doubtful accounts	—	15,000
Provision for impairment of assets	113,974	—
Depreciation and amortization	1,491,645	1,769,550
Change in operating assets and liabilities:
Trade receivables	(300,978)	918,701
Advances to suppliers	(765,497)	1,545,285
Inventories	(7,013,017)	(4,617,466)
Prepaid and other current assets	3,521	(219,389)
Other assets	56,627	129,605
Accounts payable	5,878,925	3,297,882
Accrued expenses and other liabilities	(439,095)	66,756

Net cash used in operating activities	(2,914,226)	(496,524)

Cash flows from investing activities:
Additions to property and equipment	(170,466)	(190,665)
Proceeds from sale of investments	11,733	—

Net cash used in investing activities	(158,733)	(190,665)

Cash flows from financing activities:
Net borrowings and repayments under bank line of credit	5,117,799	2,328,790
Repayments of notes payable	(109,004)	(333,080)
Repayment of subordinated notes, payable, affiliate	(100,000)	—
Principal payments under capital lease obligations	(395,905)	(379,449)
Net (borrowings) repayments from shareholders and officers	(141,310)	428,831
Repayment of convertible notes payable	(1,183,157)	(800,000)
Exercise of stock options	—	1,850
Purchases of treasury stock	(14,773)	(72,552)

Net cash provided by financing activities	3,173,650	1,174,390

Increase in cash and cash equivalents	100,691	487,201
Cash and cash equivalents at beginning of period	1,600,787	2,219,768

Cash and cash equivalents at end of period	$1,701,478	$2,706,969

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

     E Com Ventures, Inc., a Florida Corporation (the “Company” or “ECOMV”), is a holding company that owns and operates Perfumania Inc. (“Perfumania”), a Florida corporation which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, inc., an Internet retailer of fragrance and other specialty items. It also has an investment in Nimbus Group, Inc., (“Nimbus”), a company listed on the American Stock Exchange (Symbol NMC).

     Perfumania’s retail stores are located in regional malls, manufacturer’s outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at May 4, 2002 and May 5, 2001, were 244 and 254, respectively.

     The consolidated condensed financial statements include the accounts of ECOMV and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002 filed with the SEC on May 3, 2002.

RECLASSIFICATION

     Certain fiscal year 2001 amounts have been reclassified to conform with the fiscal year 2002 presentation.

NOTE 2 – GOODWILL AND OTHER INTANGIBLE ASSETS

     On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets,” which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives. As provided under this Statement, the initial testing of goodwill for possible impairment will be completed within the first six months of fiscal year 2002 and final testing, if possible impairment has been identified, by the end of the year. Thereafter, goodwill and intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill or intangible assets may be impaired.

	As of May 4, 2002		As of February 2, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$2,913,735	$1,009,284	$2,913,735	$1,009,284
Other intangible assets	1,163,430	385,451	1,163,430	327,566

	$4,077,165	$1,394,735	$4,077,165	$1,336,850

     Amortization of intangible assets totaled $0.1 million for the first quarter of fiscal year 2002, and amortization of goodwill and intangible assets totaled $0.2 million for the first quarter of fiscal year 2001. Without goodwill amortization, pro forma net loss would have decreased approximately $0.1 million for the first quarter of fiscal year 2001. Reported loss per share would have decreased by $0.06. It is anticipated that amortization of “other intangible assets” will continue at approximately $0.2 million per year for each of the next three years.

NOTE 3 – BANK LINE OF CREDIT

     Perfumania’s three year senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which approximately $2.9 million was available at May 4, 2002, and supports normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% – 3.50% depending on a financial ratio test. As of May 4, 2002, the credit facility bore interest at 4.4%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of May 4, 2002, Perfumania was in compliance with all financial covenants.

NOTE 4 – BASIC AND DILUTED LOSS PER COMMON SHARE

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

NOTE 5 – COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents all non-owner changes in shareholders’ equity and consists of the following:

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001

Net loss	$(1,940,331)	$(3,402,448)
Net unrealized gain (loss) on investments available for sale	51,893	(280,124)

Total comprehensive loss	$(1,888,438)	$(3,682,572)

NOTE 6 – SEGMENT INFORMATION

     Perfumania operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 4, 2002	May 5, 2001

Sales to external customers:
Retail	$39,633,786	$34,899,782
Wholesale	534,896	5,682,733

Total sales to external customers	$40,168,682	$40,582,515

Intersegment sales:
Wholesale	$—	$357,586

Total intersegment sales	$—	$357,586

Cost of goods sold:
Retail	$22,419,383	$19,443,308
Wholesale	420,040	4,477,522

Total cost of goods sold	$22,839,423	$23,920,830

Gross profit:
Retail	$17,214,403	$15,456,474
Wholesale	114,856	1,205,211

Total gross profit	$17,329,259	$16,661,685

Depreciation and amortization:
Retail	$1,084,260	$1,215,438
Corporate	407,385	554,112

Total depreciation and amortization	$1,491,645	$1,769,550

Capital expenditures:
Retail	$79,968	$119,416
Corporate	90,498	71,249

Total capital expenditures	$170,466	$190,665

     One Perfumania wholesale customer, unaffiliated to the Company, accounted for approximately 1% and 13% of the consolidated net sales for the thirteen weeks ended May 4, 2002 and May 5, 2001, respectively.

NOTE 7 – INVESTMENTS AVAILABLE FOR SALE

     The Company has an investment in Nimbus Group, Inc. The carrying value of this investment as of May 4, 2002 totaled approximately $1.4 million.

NOTE 8 – CONVERTIBLE NOTES PAYABLE

     In February 2002, the Company entered into a Convertible Note Option Repurchase Agreement (the “Agreement”) with holders of the Company’s outstanding Series C and D Convertible Notes. The Agreement provides the Company a monthly option to repurchase the currently remaining $3.1 million outstanding Series C and D Notes over an eleven month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into the Company’s common stock. During the first thirteen weeks of fiscal year 2002, the Company paid $1.2 million to the note holders, which represented $1.0 million of principal and $0.2 million of premiums.

NOTE 9 – CONTINGENCIES

     The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company’s financial position or result of operations.

NOTE 10 – RELATED PARTY TRANSACTIONS

     Notes receivable from a shareholder and officer were approximately $3.0 million as of May 4, 2002. The notes are secured by certain stock options and investments held by the shareholder and officer, mature February 1, 2003 and bear interest at prime plus 1% per annum. Principal and interest are payable in full at maturity.

     Purchases of products from our affiliate, Parlux Fragrances, Inc. (“Parlux”), whose Chairman of the Board of Directors and Chief Executive Officer is Ilia Lekach, amounted to approximately $2,477,000 for the first thirteen weeks of 2002, representing approximately 8% of the Company’s total purchases. The amount due to Parlux at May 4, 2002 was approximately $14,554,000. Accounts payable due to Parlux are non-interest bearing and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets.

     During the first thirteen weeks of 2002, the Company purchased approximately $4,010,000 of merchandise from a company owned by one of our directors who is the brother of the Company’s Chairman of the Board and Chief Executive Officer and approximately $1,689,000 from a company owned by another brother of the Company’s Chairman of the Board and Chief Executive Officer. The amounts due to these companies at May 4, 2002 was approximately $2,619,000 and $932,000, respectively, and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets. Purchases from these brothers did not include products manufactured or distributed by Parlux.

     As of May 4, 2002, the Company owned approximately 1,003,000 shares of Nimbus Group, Inc. (“Nimbus”) common stock representing approximately 13% of its total outstanding common stock. The investment in Nimbus is shown on the Company’s consolidated condensed balance sheets as investments available for sale. Ilia Lekach, the Company’s Chairman of the Board and Chief Executive Officer is Chairman of the Board and Interim Chief Executive Officer of Nimbus.

     In September 2001, the Company entered into a licensing agreement with Take To Auction.com, Inc. (“TTA”), a wholly owned subsidiary of Nimbus, to license the Company’s retail fragrance Internet Web site. Under the terms of the agreement, TTA pays the Company a royalty of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty income under this agreement for the first thirteen weeks of 2002 was approximately $39,000. Additionally, TTA rents approximately 20,000 square feet of warehouse facilities from the Company for approximately $15,000 per month. As of May 4, 2002, the amount due from TTA was approximately $1,311,000, and is included in prepaid expenses and other current assets in the accompanying consolidated condensed balance sheet as of May 4, 2002.

NOTE 11 – NON CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:

	For the Thirteen Weeks Ended

	May 4, 2002	May 5, 2001

Conversion of debt and accrued interest payable in exchange for common stock	$26,160	$115,459
Unrealized gain (loss) on investments available for sale	51,893	(280,124)
Cash paid during the period for:
Interest	683,201	1,203,289
Income taxes	—	150,000

NOTE 12 – REVERSE STOCK SPLIT

     The Company’s Board of Directors authorized a one-for-four reverse stock split of the Company’s outstanding shares of common stock for shareholders of record as of March 20, 2002. Accordingly, all data shown in the accompanying consolidated condensed financial statements and notes has been retroactively adjusted to reflect this change.

PART I.	FINANCIAL INFORMATION

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We may have problems raising the money needed in the future

     Our growth strategy includes increasing Perfumania’s number of stores and the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional financing, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions which may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

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

Perfumania could be subject to litigation because of the merchandising aspect of its business

     Some of the merchandise Perfumania purchases from suppliers might be manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. This practice is common in the fragrance and cosmetics business. The owner of a particular trademark or copyright may challenge Perfumania to demonstrate that the specific merchandise was produced and sold with the proper authority and if Perfumania is unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise. This type of restriction could seriously harm Perfumania’s business and results of operations.

Our common stock may be delisted

     Our Common Stock is currently listed on the NASDAQ national market. Due to the recent decline of our market capitalization, NASDAQ has notified us that we do not meet its minimum listing requirements and as a result, our Common Stock may be delisted. The deficiency cited is the maintenance of a minimum market value of publicly traded shares of $5,000,000. If we fail to meet NASDAQ’s maintenance criteria our Common Stock could be delisted by NASDAQ. In such event, trading, if any, in our Common Stock may then continue to be conducted in the non-NASDAQ over-the-counter market (commonly referred to as the electronic bulletin board and the “pink sheets”). As a result, investors may find it more difficult to dispose of their holdings or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to a Securities and Exchange Commission Rule that may adversely affect the ability of broker-dealers to sell our Common Stock, which would adversely affect the ability of our shareholders to sell their shares in the secondary market. Delisting could make trading our shares more difficult for investors, potentially leading to further declines in share price. It would also make it more difficult and more expensive for us to raise additional capital.

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

Expanding our business through acquisitions and investments in other businesses and technologies presents special risks

     We may expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

•	difficulty integrating acquired technologies, operations, and personnel with our existing business;
•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the assets;
•	the need for additional funding;
•	strain on managerial and operational resources as management tries to oversee larger operations; and
•	exposure to unforeseen liabilities of acquired companies.

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

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended May 4, 2002 with the Thirteen Weeks Ended May 5, 2001.

     Net sales decreased 1.0% from $40.6 million in the first thirteen weeks of 2001 to $40.2 million in the first thirteen weeks of 2002. The decrease in net sales was the result of a 90.6% decrease in wholesale sales (from $5.7 million to $0.5 million) offset by a 13.6% increase in retail sales (from $34.9 million to $39.6 million). The decrease in wholesale sales was a result of management’s decision to concentrate on more profitable retail sales. The increase in retail sales was primarily due to a 17% increase in Perfumania’s comparable retail store sales. The average number of stores operated during the first thirteen weeks of 2002 compared to the first thirteen weeks of 2001 decreased from 255 to 245.

     Gross profit increased 4.0% from $16.7 million in the first thirteen weeks of 2001 (41.1% of total net sales) to $17.3 million in the first thirteen weeks of 2002 (43.1% of total net sales) due to the increase in gross profit for the retail division.

     Gross profit for the wholesale division decreased 90.5% from $1.2 million in the first thirteen weeks of 2001 to $0.1 million in the first thirteen weeks of 2002 due to the decrease in wholesale sales as planned. As a percentage of net sales, gross profit for the wholesale division remained at 21% in the first thirteen weeks of 2001 and 2002. Wholesale sales typically yield lower gross margins than retail sales.

     Gross profit for the retail division increased 11.4% to $17.2 million in the first thirteen weeks of 2002 from $15.5 million in the first thirteen weeks of 2001 as a result of increased retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased from 44.3% in the first thirteen weeks of 2001 to 43.4% in the first thirteen weeks of 2002 due to sales promotions.

     Selling, general and administrative expenses decreased 0.3% from $17.3 million in the first thirteen weeks of 2001 to $17.2 million in the first thirteen weeks of 2002. The decrease was attributable to lower store operating costs due to a reduction in the average number of stores in operation in 2002 compared with 2001. Depreciation and amortization decreased 15.7% from $1.8 million in the first thirteen weeks of 2001 to $1.5 million in the first thirteen weeks of 2002. The decrease reflects the adoption of SFAS 142 on February 3, 2002 which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives.

     EBITDA, defined as earnings (loss) from operations less depreciation and amortization improved by $0.7 million from ($0.6) million in the first thirteen weeks of 2001 to $0.1 million in the first thirteen weeks of 2002, due to increased sales and gross profit and lower selling, general and administrative expenses as described above.

     Interest expense decreased from $1.0 million for the first thirteen weeks of 2001 to $0.5 million for the first thirteen weeks of 2002. In the current period, we benefited from a lower cost of borrowing on our bank line of credit because of a decrease in the prime rate, and a lower average borrowings compared to the first thirteen weeks of 2001.

     As a result of the foregoing, our net loss was reduced to $1.9 million in the first thirteen weeks of 2002 compared to a net loss of $3.4 million in the first thirteen weeks of 2001. Net loss per share for the first thirteen weeks of 2002 and 2001 was $0.80 and $1.35 per share, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund Perfumania’s inventory purchases, renovate existing stores, and selectively open new stores. For the first thirteen weeks of fiscal 2002, these capital requirements generally were satisfied through borrowings under our credit facility and cash flows from operations.

     At May 4, 2002, we had a working capital of approximately $0.7 million compared to a working capital of approximately $2.8 million at February 2, 2002. The decrease was primarily due to net loss and redemption of approximately $1.2 million of convertible notes payable, which represented $1.0 million of principal and $0.2 million of premiums.

     Net cash used in operating activities during the current period was approximately $2.9 million compared with approximately $0.5 million for the same period in the prior year. The increase in cash used in operating activities was primarily due to increased inventories representing products with higher unit costs and increased units in anticipation of higher sales.

     Net cash used in investing activities was approximately $0.2 million in the first thirteen weeks of both fiscal years 2002 and 2001. Investing activities represent purchases of furniture, fixtures and equipment for store openings and the renovation of existing stores and information system advancements.

     Net cash provided by financing activities during the current period was approximately $3.2 million compared with approximately $1.2 million for the same period in the prior year due primarily to increased borrowings on our bank line of credit.

     Perfumania’s three year senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which $2.9 million was available at May 4, 2002, and supports normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% – 3.50% depending on a financial ratio test. As of May 4, 2002, the credit facility bore interest at 4.4%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on an officer of the Company. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of May 4, 2002, Perfumania was in compliance with all financial covenants of the line.

     Management believes that Perfumania’s borrowing capacity under its bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs and capital expenditures for at least the next twelve months.

     During the thirteen weeks ended May 4, 2002, Perfumania closed 3 stores and did not open any new stores. At May 4, 2002, Perfumania operated 244 stores. Management intends to focus on improving the profitability of existing stores and plans to open a maximum of 10 new stores in fiscal year 2002.

RECENT ACCOUNTING STANDARDS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. This Statement affected the Company’s treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. Intangible assets with estimated useful lives will continue to be amortized over those periods. Goodwill amortization will no longer be recorded. The Company adopted SFAS 142 for the fiscal year beginning February 3, 2002. While the Company has not completed its analysis of impairment if any, of goodwill and intangible assets, the adoption of SFAS 142 is not expected to have a significant impact on the financial statements.

     In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 (“SFAS 143”), Accounting For Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. While the Company has not completed its analysis of impairment, if any, of goodwill and intangible assets, it does not expect a significant impact to the it’s financial position and results of operations from the adoption of this Statement.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The provisions of this Statement were effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS 144 did not have a significant impact on the financial statements.

CRITICAL ACCOUNTING POLICIES

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in our 2001 Annual Report on Form 10-K, filed on May 3, 2002 in the notes to the Consolidated Financial Statements, Note 1. These policies have been consistently applied in all material respects and address such matters as principles of consolidation, allowance for doubtful accounts, investments, impairment of long-lived assets, accrued self-insurance, revenue recognition and stock based compensation. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

ITEM 3.              QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     During the quarter ended May 4, 2002, there have been no material changes in the information about our market risks as of February 2, 2002 as set forth in Item 7A of the 2001 Form 10-K.

PART II	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

Index to Exhibits

Exhibit
Number	Description of Exhibit

(1)	Filed herewith.

(a)	(11.4) Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Credit LLC, dated April 29, 2002

(b)	Reports on Form 8-K.

None

E COM VENTURES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

E COM VENTURES, INC

(Registrant)

Date: June 17, 2002	By:	/S/ ILIA LEKACH

Ilia Lekach
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ A. MARK YOUNG

A. Mark Young
Chief Financial Officer and Director
(Principal Financial and
Accounting Officer)