Form 10-Q
period 2002-08-03
E COM VENTURES INC
filed 2002-09-17
CIK 880460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2002
                         COMMISSION FILE NUMBER 0-19714

                              E COM VENTURES, INC.



                     STATE OF FLORIDA I.R.S. NO. 65-0977964

                              11701 N.W. 101ST ROAD
                              MIAMI, FLORIDA 33178

                        TELEPHONE NUMBER: (305) 889-1600


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Dection 13 or 15(d) of the Decurities Exchange Act of 1934 during the preceding twelve (12) months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety (90) days.



                                 YES [X] NO [ ]



                           COMMON STOCK $.01 PAR VALUE
                              OUTSTANDING SHARES AT
                            AUGUST 3, 2002, 2,376,001

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES



                                              PART I
                                      FINANCIAL INFORMATION



ITEM 1.   FINANCIAL STATEMENTS (unaudited).......................................................3

          Consolidated Condensed Balance Sheets..................................................3
          Consolidated Condensed Statements of Operations........................................4
          Consolidated Condensed Statements of Cash Flows........................................5
          Notes to Consolidated Condensed Financial Statements...................................6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS.............................................................12


ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISKS..........................................................................18



                                             PART II
                                        OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.....................................................................18

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.............................................18

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.......................................................18

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................18

ITEM 5.   OTHER INFORMATION.....................................................................18

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K......................................................18


SIGNATURES......................................................................................19


CERTIFICATIONS..................................................................................20

                                    PART I.
                              FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)




                                                                  AUGUST 3, 2002        FEBRUARY 2, 2002
                                                                  --------------        ----------------
ASSETS:

Current assets:
Cash and cash equivalents                                          $   2,024,588          $   1,600,787
Trade receivables, net                                                 1,133,351                635,240
Advances to suppliers                                                  4,976,920              3,426,525
Inventories, net                                                      67,161,836             68,387,570
Prepaid expenses and other current assets                                974,108              1,336,287
Due from affiliate                                                     1,938,525                811,169
Investments available for sale                                           230,664              1,313,740
                                                                   -------------          -------------
  Total current assets                                                78,439,992             77,511,318

Property and equipment, net                                           18,726,286             21,348,967
Goodwill and other intangible assets                                   2,624,545              2,740,315
Other assets, net                                                        848,312                958,026
                                                                   -------------          -------------
  Total assets                                                     $ 100,639,135          $ 102,558,626
                                                                   =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                                $  34,861,004          $  30,734,662
Current portion of long-term debt                                        249,029                454,219
Accounts payable, non-affiliates                                      16,674,182             17,924,889
Accounts payable, affiliates                                          19,669,894             16,767,667
Accrued expenses and other liabilities                                 5,770,261              5,956,743
Subordinated note payable, affiliate                                          --                100,000
Current portion of obligations under capital leases                    1,569,730              1,664,827
Current portion of convertible notes payable                           2,965,215              1,148,429
                                                                   -------------          -------------
  Total current liabilites                                            81,759,315             74,751,436

Long-term debt, less current portion                                          --                 31,860
Long-term portion of obligations under capital leases                    335,622              1,076,106
Long-term portion of convertible notes payable                                --              4,095,811
                                                                   -------------          -------------
  Total liabilities                                                   82,094,937             79,955,213
                                                                   -------------          -------------

Commitments and contingencies                                                 --                     --

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued                                             --                     --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,155,953 and 2,980,305 shares issued
   in fiscal years 2002 and 2001, respectively                            31,560                 29,803
Additional paid-in capital                                            71,624,845             71,455,401
Treasury stock, at cost, 779,952 and 766,802 shares
   in fiscal years 2002 and 2001, respectively                        (7,085,940)            (7,038,638)
Accumulated deficit                                                  (41,829,116)           (39,202,863)
Notes and interest receivable from shareholder and officer            (3,367,142)            (2,881,624)
Accumulated other comprehensive (loss) income                           (830,009)               241,334
                                                                   -------------          -------------
  Total shareholders' equity                                          18,544,198             22,603,413
                                                                   -------------          -------------
  Total liabilities and shareholders' equity                       $ 100,639,135          $ 102,558,626
                                                                   =============          =============




     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                             THIRTEEN WEEKS       THIRTEEN WEEKS        TWENTY-SIX WEEKS    TWENTY-SIX WEEKS
                                                  ENDED                ENDED                 ENDED                ENDED
                                             AUGUST 3, 2002       AUGUST 4, 2001        AUGUST 3, 2002       AUGUST 4, 2001
                                             --------------       --------------        --------------       --------------
Net sales                                     $ 48,089,158          $ 44,201,926          $ 88,257,840          $ 84,784,441
Cost of goods sold                              28,090,185            25,534,755            50,929,609            49,455,585
                                              ------------          ------------          ------------          ------------
Gross profit                                    19,998,973            18,667,171            37,328,231            35,328,856
                                              ------------          ------------          ------------          ------------

Operating expenses:
  Selling, general and administrative           18,689,104            17,854,714            35,923,203            35,140,697
  Depreciation and amortization                  1,455,435             1,724,488             2,947,080             3,494,038
                                              ------------          ------------          ------------          ------------
    Total operating expenses                    20,144,539            19,579,202            38,870,283            38,634,735
                                              ------------          ------------          ------------          ------------

Loss from operations                              (145,566)             (912,031)           (1,542,052)           (3,305,879)
                                              ------------          ------------          ------------          ------------

Interest expense, net                             (540,356)             (803,257)           (1,084,202)           (1,811,857)
                                              ------------          ------------          ------------          ------------
Net loss                                      $   (685,922)         $ (1,715,288)         $ (2,626,254)         $ (5,117,736)
                                              ============          ============          ============          ============

Net loss per common share:
  Basic                                       $      (0.28)         $      (0.70)         $      (1.07)         $      (2.06)
                                              ============          ============          ============          ============
  Diluted                                     $      (0.28)         $      (0.70)         $      (1.07)         $      (2.06)
                                              ============          ============          ============          ============

Weighted average number of common
  shares outstanding:

  Basic                                          2,482,780             2,442,242             2,452,094             2,484,569
                                              ============          ============          ============          ============
  Diluted                                        2,482,780             2,442,242             2,452,094             2,484,569
                                              ============          ============          ============          ============






     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                              TWENTY-SIX WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                                  AUGUST 3, 2002                AUGUST 4, 2001
                                                             -----------------------        -----------------------

Cash flows from operating activities:
Net loss                                                             $(2,626,254)                $(5,117,736)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
Provision for doubtful accounts                                               --                      30,000
Provision for impairment of inventory                                         --                     279,155
Provision for impairment of assets and store closing                     380,470                     493,713
Depreciation and amortization                                          2,947,080                   3,494,038
Change in operating assets and liabilities:
    Trade receivables                                                   (498,111)                    907,597
    Advances to suppliers                                             (1,550,395)                   (275,856)
    Inventories                                                        1,225,734                    (907,849)
    Prepaid expenses and other current assets                            362,179                   1,545,415
    Due from affiliate                                                (1,127,356)                   (487,149)
    Other assets                                                         113,728                     170,246
    Accounts payable                                                   1,651,520                   5,079,903
    Accrued expenses and other liabilities                              (306,151)                    325,198
                                                                     -----------                 -----------
Net cash provided by operating activities                                572,444                   5,536,675
                                                                     -----------                 -----------

Cash flows from investing activities:
Additions to property and equipment                                     (473,110)                   (682,687)
Proceeds from sale of investments                                         11,733                          --
                                                                     -----------                 -----------
Net cash used in investing activities                                   (461,377)                   (682,687)
                                                                     -----------                 -----------

Cash flows from financing activities:
Net borrowings and (repayments) under bank line of credit              4,126,342                  (2,074,233)
Repayment of notes payable                                              (237,050)                         --
Repayment of subordinated notes payable, affiliate                      (100,000)                         --
Principal payments under capital lease obligations                      (835,581)                   (764,185)
Net (advances to) repayments by shareholders and officers               (485,518)                    276,146
Repayment of convertible notes payable                                (2,108,157)                 (1,600,000)
Exercise of stock options                                                     --                       9,500
Purchases of treasury stock                                              (47,302)                   (732,799)
                                                                     -----------                 -----------
    Net cash provided by (used in) financing activities                  312,734                  (4,885,571)
                                                                     -----------                 -----------
Increase (decrease) in cash and cash equivalents                         423,801                     (31,583)
Cash and cash equivalents at beginning of period                       1,600,787                   2,219,768
                                                                     -----------                 -----------
Cash and cash equivalents at end of period                           $ 2,024,588                 $ 2,188,185
                                                                     ===========                 ===========


     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)



NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

         E Com Ventures, Inc., a Florida Corporation (the "Company" or "ECOMV"), is a holding company that owns and operates Perfumania Inc. ("Perfumania"), a Florida corporation which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, inc., an Internet retailer of fragrance and other specialty items. It also has an investment in Nimbus Group, Inc., ("Nimbus"), a company listed on the American Stock Exchange (Symbol NMC).

         Perfumania's retail stores are located in regional malls, manufacturer's outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at August 3, 2002 and August 4, 2001, were 241 and 248, respectively.

         The consolidated condensed financial statements include the accounts of ECOMV and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments, consisting of only normal accruals which in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002 filed with the SEC on May 3, 2002.

RECLASSIFICATION

         Certain fiscal year 2001 amounts have been reclassified to conform with the fiscal year 2002 presentation.

NOTE 2 - GOODWILL AND OTHER INTANGIBLE ASSETS

         On February 3, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets," which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives. During the second quarter of fiscal year 2002, the Company completed its testing for impairment of goodwill and other intangible assets which did not result in any impairment. Goodwill and intangible assets will be tested for impairment at least annually and more frequently if an event occurs which indicates the goodwill or intangible assets may be impaired.


                                    AS OF AUGUST 3, 2002                   AS OF FEBRUARY 2, 2002
                             ------------------------------------     ----------------------------------
                                  GROSS           ACCUMULATED              GROSS           ACCUMULATED
                                  AMOUNT          AMORTIZATION             AMOUNT         AMORTIZATION
                             -----------------  -----------------     -----------------   --------------
Goodwill                          $ 2,913,735        $ 1,009,284           $ 2,913,735      $ 1,009,284
Other intangible assets             1,163,430            443,336             1,163,430          327,566
                             -----------------  -----------------     -----------------   --------------
                                  $ 4,077,165        $ 1,452,620           $ 4,077,165      $ 1,336,850
                             =================  =================     =================   ==============


       Amortization of intangible assets totaled approximately $0.1 million for the first twenty-six weeks of fiscal year 2002, and amortization of goodwill and intangible assets totaled approximately $0.4 million for the first twenty-six weeks of fiscal year 2001. Without goodwill amortization, pro forma net loss would have decreased approximately $0.3 million for the first twenty-six weeks of fiscal year 2001. Reported loss per share would have decreased by $0.12. It is anticipated that amortization of "other intangible assets" will continue at approximately $0.2 million per year for each of the next three years.


NOTE 3 - BANK LINE OF CREDIT

       Perfumania's three year senior secured credit facility with GMAC Commercial Finance LLC provides for borrowings of up to $40 million, of which approximately $2.8 million was available at August 3, 2002, and supports normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of August 3, 2002, the credit facility bore interest at 4.3%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on the Chairman and Chief Executive Officer of the Company. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of August 3, 2002, Perfumania was in compliance with all financial covenants.


NOTE 4 - BASIC AND DILUTED LOSS PER COMMON SHARE

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


NOTE 5 - COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) represents all non-owner changes in shareholders' equity and consists of the following:


                                      THIRTEEN WEEKS         THIRTEEN WEEKS       TWENTY-SIX WEEKS       TWENTY-SIX WEEKS
                                           ENDED                  ENDED                 ENDED                  ENDED
                                      AUGUST 3, 2002         AUGUST 4, 2001        AUGUST 3, 2002         AUGUST 4, 2001
                                     ------------------    -------------------   -------------------    -------------------
Net loss                              $  (685,922)            $(1,715,288)            $(2,626,254)            $(5,117,736)

Net unrealized loss
  on investments                       (1,123,236)               (110,302)             (1,071,343)               (390,426)
                                      -----------             -----------             -----------             -----------
  Total comprehensive loss            $(1,809,158)            $(1,825,590)            $(3,697,597)            $(5,508,162)
                                      -----------             -----------             -----------             -----------


NOTE 6 - SEGMENT INFORMATION

       Perfumania operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.


                                          THIRTEEN WEEKS         THIRTEEN WEEKS       TWENTY-SIX WEEKS     TWENTY-SIX WEEKS
                                               ENDED                  ENDED                 ENDED                ENDED
                                          AUGUST 3, 2002         AUGUST 4, 2001        AUGUST 3, 2002       AUGUST 4, 2001
                                        -------------------     ------------------   -------------------   ------------------
Net sales to external customers:
  Retail                                    $46,525,877            $42,379,213            $86,159,663            $77,278,995
  Wholesale                                   1,563,281              1,822,713              2,098,177              7,505,446
                                            -----------            -----------            -----------            -----------
    Total net sales to external
      customers                             $48,089,158            $44,201,926            $88,257,840            $84,784,441
                                            -----------            -----------            -----------            -----------

Cost of goods sold:
  Retail                                    $26,931,540            $24,094,614            $49,350,923            $43,537,922
  Wholesale                                   1,158,645              1,440,141              1,578,686              5,917,663
                                            -----------            -----------            -----------            -----------
Total cost of goods sold:                   $28,090,185            $25,534,755            $50,929,609            $49,455,585
                                            -----------            -----------            -----------            -----------

Gross profit:
  Retail                                    $19,594,337            $18,284,599            $36,808,740            $33,741,073
  Wholesale                                     404,636                382,572                519,491              1,587,783
                                            -----------            -----------            -----------            -----------
    Total gross profit                      $19,998,973            $18,667,171            $37,328,231            $35,328,856
                                            -----------            -----------            -----------            -----------

Depreciation and amortization:
  Retail                                    $ 1,071,057            $ 1,106,855            $ 2,155,317            $ 2,322,293
  Corporate                                     384,378                617,633                791,763              1,171,745
                                            -----------            -----------            -----------            -----------
    Total depreciation and
      amortization                          $ 1,455,435            $ 1,724,488            $ 2,947,080            $ 3,494,038
                                            -----------            -----------            -----------            -----------

Capital expenditures:
  Retail                                    $   260,246            $   420,761            $   340,216            $   540,102
  Corporate                                      42,397                 71,261                132,894                142,585
                                            -----------            -----------            -----------            -----------
    Total capital expenditures              $   302,643            $   492,022            $   473,110            $   682,687
                                            -----------            -----------            -----------            -----------



         An unaffiliated customer of the wholesale segment accounted for approximately 3% and 2%, and 4% and 11% of the consolidated net sales for the thirteen and twenty-six weeks, respectively ended August 3, 2002 and August 4, 2001.

NOTE 7 - INVESTMENTS AVAILABLE FOR SALE

         As of August 3, 2002, the Company owned approximately 1,003,000 shares of Nimbus Group, Inc. ("Nimbus") common stock representing approximately 13% of the total outstanding common stock. The investment in Nimbus is shown on the Company's consolidated condensed balance sheets as investments available for sale. Ilia Lekach, the Company's Chairman of the Board and Chief Executive Officer, is Chairman of the Board and Interim Chief Executive Officer of Nimbus. The carrying value of this investment as of August 3, 2002 totaled approximately $0.2 million.

NOTE 8 - CONVERTIBLE NOTES PAYABLE

         In February 2002, the Company entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with holders of the Company's outstanding Series C and D Convertible Notes. The Agreement provides the Company a monthly option to repurchase the currently remaining $2.4 million outstanding Series C and D Notes over an eleven month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock. During the first twenty-six weeks of fiscal year 2002, the Company paid approximately $2.1 million to the note holders, which represented approximately $1.7 million of principal and approximately $0.4 million of premiums.

NOTE 9 - CONTINGENCIES

         The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.


NOTE 10 - RELATED PARTY TRANSACTIONS

         As of August 3, 2002, the Company had a balance due of approximately $3.4 million from its Chairman and Chief Executive Officer, Ilia Lekach. This balance is in the form of notes and are recorded as a component of shareholders equity in the accompanying consolidated balance sheets. Approximately $3.0 million of the notes are due February 1, 2003 with the remainder of approximately $400,000 due in five years. The notes bear interest at prime plus 1% per annum. Interest has been paid up to the beginning of this fiscal year. Included in this amount is $100,000 disbursed on August 1, 2002 pursuant to an existing commitment by the Company to Ilia Lekach. This amount will be repaid to the Company by September 30, 2002.

         Purchases of products from the Company's affiliate, Parlux Fragrances, Inc. ("Parlux"), whose Chairman of the Board of Directors and Chief Executive Officer is Ilia Lekach, amounted to approximately $6,023,000 and $8,249,000 for the first twenty-six weeks of fiscal years 2002 and 2001, respectively, representing approximately 12.4% and 17.2% of the Company's total purchases, respectively. The amount due to Parlux at August 3, 2002 was approximately $16,809,000 which is non-interest bearing and is included in accounts payable affiliates in the accompanying consolidated condensed balance sheets.

         During the first twenty-six weeks of fiscal year 2002, the Company purchased approximately $5,144,000 of merchandise from a company owned by Zalman Lekach, one of the Company's directors who is a brother of Ilia Lekach and approximately $2,762,000 from a company owned by another brother of Ilia and Zalman Lekach. The amounts due to these companies at August 3, 2002 was approximately $1,769,000 and $1,092,000, respectively, and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets. These purchases did not include products manufactured or distributed by Parlux.

         As of August 3, 2002, the Company owned approximately 1,003,000 shares of Nimbus Group, Inc. ("Nimbus") common stock representing approximately 13% of the total outstanding common stock. The investment in Nimbus is shown on the Company's consolidated condensed balance sheets as investments available for sale.

         In September 2001, the Company entered into a licensing agreement with Take To Auction.com, Inc. ("TTA"), a wholly owned subsidiary of Nimbus, to license the Company's retail fragrance Internet Web site. Under the terms of the agreement, TTA pays the Company a royalty of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. For the first twenty-six weeks of fiscal year 2002, sales of merchandise from the Company to TTA approximated $1,300,000, royalties approximated $94,000 and the Company was paid approximately $130,000. TTA also rents approximately 25,000 square feet of warehouse facilities from the Company for approximately $15,000 per month. As of August 3, 2002, the amount due from TTA was approximately $1,939,000, and appears as the due from affiliate in the accompanying consolidated condensed balance sheets.

         Nimbus has incurred losses since its inception, has negative working capital and an accumulated deficit as of June 30, 2002, the date of its last financial report. Nimbus has recently disclosed in its public filings that it is negotiating the sale of TTA, its main subsidiary, and is considering an offer to sell control of Nimbus to a third party. Based on the terms of the proposed transaction, the proceeds would be sufficient to repay the amount due from TTA. Management will closely monitor the realization of the amount due and if the sale of TTA is not successfully consummated, the amount due from TTA is not likely to be collectible.

NOTE 11 - NON-CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:


                                                      TWENTY-SIX WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                          AUGUST 3, 2002              AUGUST 4, 2001
                                                     -------------------------   --------------------------
Conversion of convertible notes payable and accrued
   interest payable in exchange for common stock               $   517,367             $   115,459

Decrease in accounts payable in exchange for
   subordinated notes payable - affiliate                      $        --             $ 3,000,000

Net unrealized loss on investments available for
   sale                                                        $(1,071,343)            $  (390,426)

Cash paid during the period for:
    Interest                                                   $ 1,150,303             $ 1,969,665

    Income taxes                                               $        --             $   150,000



NOTE 12 - REVERSE STOCK SPLIT

       The Company's Board of Directors authorized a one-for-four reverse stock split of the Company's outstanding shares of common stock for shareholders of record as of March 20, 2002. Accordingly, all data shown in the accompanying consolidated condensed financial statements and notes has been retroactively adjusted to reflect this change.


NOTE 13 - RECENT ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. This Statement affected the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. Intangible assets with estimated useful lives will continue to be amortized over those periods. Goodwill amortization will no longer be recorded. The Company adopted SFAS 142 for the fiscal year beginning February 3, 2002, and completed its testing of impairment of goodwill and intangible assets during the second quarter of fiscal year 2002. Based on this testing, the Company concluded that goodwill and intangible assets was not impaired.

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting For Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company does not expect a significant impact on its financial position and results of operations from the adoption of this Statement.

       In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 for the fiscal year beginning February 3, 2002. The adoption of SFAS 144 did not have a significant impact on the financial statements.

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its financial position and results of operations from adopting this Statement.

       In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its financial position and results of operations from adopting this Statement.

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

WE MAY HAVE PROBLEMS RAISING THE MONEY NEEDED IN THE FUTURE

       Our growth strategy includes increasing Perfumania's number of stores and the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional financing, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions which may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

PERFUMANIA'S BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD LEAD TO FLUCTUATIONS IN OUR STOCK PRICE

       Perfumania has historically experienced and expects to continue experiencing higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Purchases of fragrances as gift items increase during the Christmas holiday season which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below expectations, our stock price would likely decline. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions.

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

FUTURE GROWTH MAY PLACE STRAINS ON OUR MANAGERIAL, OPERATIONAL AND FINANCIAL RESOURCES

       If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Further, as the number of our users, advertisers and other business partners grow, we will be required to manage multiple relationships with various customers, strategic partners and other third parties. Future growth or increase in the number of our strategic relationships could strain our managerial, operational and financial resources, inhibiting our ability to achieve the rapid execution necessary to successfully implement our business plan. In addition, our future success will also depend on our ability to expand our sales and marketing organization and our support organization commensurate with the growth of our business and the Internet.

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

       We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions. In addition, many of our investments may be in early-stage companies with limited operating histories and limited or no revenues. We may not be able to successfully develop these early-stage companies.

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED AUGUST 3, 2002 WITH THE THIRTEEN WEEKS ENDED AUGUST 4, 2001.

       Net sales increased from $44.2 million in the thirteen weeks ended August 4, 2001, to $48.1 million in the thirteen weeks ended August 3, 2002. Wholesale sales decreased 14.2% (from $1.8 million to $1.6 million) and retail sales increased by 9.8% (from $42.4 million to $46.5 million). The decrease in wholesale sales was due to management's decision to concentrate on more profitable retail sales. The increase in retail sales was principally due to an 11.9% increase in comparable store sales as the average number of stores operated during the thirteen weeks ended August 3, 2002 decreased to 241 from 249 in the thirteen weeks ended August 4, 2001.

       Gross profit increased 7.1% from $18.7 million in the thirteen weeks ended August 4, 2001 (42.2% of net sales) to $20.0 million in the thirteen weeks ended August 3, 2002 (41.6% of net sales) due to increases in gross profit for both the retail and wholesale divisions.

       Gross profit for the wholesale division was $0.4 million in both the thirteen weeks ended August 3, 2002 and August 4, 2001. As a percentage of wholesale sales, gross profit for the wholesale division increased from 21.0% in the thirteen weeks ended August 4, 2001 to 25.9% in the thirteen weeks ended August 3, 2002.

       Gross profit for the retail division increased to $19.6 million in the thirteen weeks ended August 3, 2002 from $18.3 million in the thirteen weeks ended August 4, 2001 as a result of the increased retail sales. As a percentage of retail sales, gross profit for the retail division decreased from 43.1% in the thirteen weeks ended August 4, 2001 to 42.1% in the thirteen weeks ended August 3, 2002.

       Selling, general and administrative expenses increased 4.7% from $17.9 million in the thirteen weeks ended August 4, 2001 to $18.7 million in the thirteen weeks ended August 3, 2002. The increase is primarily attributable to increased incentive compensation paid to store associates due to higher retail sales.

       Depreciation and amortization expense decreased 15.6% from $1.7 million in the thirteen weeks ended August 4, 2001 to $1.5 million in the thirteen weeks ended August 3, 2002. The decrease reflects the adoption of SFAS 142 on February 3, 2002 which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives.

       EBITDA, defined as earnings (loss) from operations less depreciation and amortization, improved by $0.5 million from $0.8 million in the thirteen weeks ended August 4, 2001 to $1.3 million in the thirteen weeks ended August 3, 2002, due primarily to improved retail sales despite a weakening economy.

       Net interest expense decreased by 32.7% from $0.8 million for the thirteen weeks ended August 4, 2001 to $0.5 million for the thirteen weeks ended August 3, 2002. The decrease results from lower interest rates on our bank line of credit, a lower average outstanding balance on our bank line of credit and a reduction of convertible notes payable in the thirteen weeks ended August 3, 2002 compared to the thirteen weeks ended August 4, 2001.

       As a result of the foregoing, our loss was decreased to ($0.7) million, or ($0.28) per diluted share, in the thirteen weeks ended August 3, 2002 compared to a net loss of ($1.7) million, or ($0.70) per diluted share, in the thirteen weeks ended August 4, 2001.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2002 WITH THE TWENTY-SIX WEEKS ENDED AUGUST 4, 2001.

       Net sales increased 4.1% from $84.8 million in the twenty-six weeks ended August 4, 2001 to $88.3 million in the twenty-six weeks ended August 3, 2002. The increase in net sales resulted despite a 72.0% decrease in wholesale sales (from $7.5 million to $2.1 million) offset by an 11.5% increase in retail sales (from $77.3 million to $86.2 million).

       Wholesale sales decreased due to management's decision to concentrate on more profitable retail sales. Comparable retail store sales increased 14.1% despite the reduction in the average number of retail stores operated during the first twenty-six weeks of 2002 compared to the first twenty-six weeks of 2001 from 252 to 242, respectively.

       Gross profit increased 5.7% from $35.3 million in the twenty-six weeks ended August 4, 2001 (41.7% of net sales) to $37.3 million in the twenty-six weeks ended August 3, 2002 (42.3% of net sales) due to increases in retail sales which was offset by decreased wholesale sales.

       Gross profit for the wholesale division decreased 67.3% from $1.6 million in the twenty-six weeks ended August 4, 2001 to $0.5 million in the twenty-six weeks ended August 3, 2002. Gross margin for the wholesale division increased from 21.2% in the twenty-six weeks ended August 4, 2001 to 24.8% in the twenty-six weeks ended August 3, 2002.

       Gross profit for the retail division increased 9.1% from $33.7 million in the twenty-six weeks ended August 4, 2001 to $36.8 million in the twenty-six weeks ended August 3, 2002. The retail division's gross margin was 42.7% in the twenty-six weeks ended August 3, 2002 compared to 43.7% for the twenty-six weeks ended August 4, 2001.

       Selling, general and administrative expenses increased 2.2% from $35.1 million in the twenty-six weeks ended August 4, 2001 to $35.9 million in the twenty-six weeks ended August 3, 2002. The increase was primarily attributable to increased incentive compensation paid to store associates due to higher retail sales.

       Depreciation and amortization expense decreased 15.7% from $3.5 million in the twenty-six weeks ended August 4, 2001 to $2.9 million in the twenty-six weeks ended August 3, 2002. The decrease represents the adoption of SFAS 142 on February 3, 2002 which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives.

       EBITDA, defined as earnings (loss) from operations less depreciation and amortization, improved by $1.2 million from $0.2 million in the first twenty-six weeks of 2001 to $1.4 million in the first twenty-six weeks of 2002, due to increased gross profit.

       Net interest expense decreased by 40.2% from $1.8 million for the twenty-six weeks ended August 4, 2001 to $1.1 million for the twenty-six weeks ended August 3, 2002. The decrease is primarily due to lower interest costs on our bank line of credit, a lower average balance on our bank line of credit and a reduction of convertible notes payable in the twenty-six weeks ended August 3, 2002 compared to the twenty-six weeks ended August 4, 2001.

       During the twenty-six weeks ended August 3, 2002 the Company had a net loss of ($2.6) million or ($1.07) per diluted share, compared to a net loss of ($5.1) million or ($2.06) per diluted share during the twenty-six weeks ended August 4, 2001.


LIQUIDITY AND CAPITAL RESOURCES

       Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first twenty-six weeks of fiscal 2002, these capital requirements generally were satisfied through borrowings under our credit facility and cash flows from operations.

       At August 3, 2002, we had negative working capital of approximately ($3.3) million compared to working capital of approximately $2.8 million at

February 2, 2002. The decrease was primarily due to a decline in investments available for sale and increases in the bank line of credit and accounts payable. The decline was augmented by the convertible note payables which mature in March 2003.

       Net cash provided by operating activities during the current period was approximately $0.6 million compared with approximately $5.5 million for the same period in the prior year. The change in cash provided by operating activities was principally a result of the net change in our advances to suppliers, inventories and accounts payable.

       Net cash used in investing activities was approximately $0.5 million, compared with approximately $0.7 million for the same period in the prior year. Investing activities represent purchases of fixtures and equipment for store openings and the renovation of existing stores and information system improvements.

       Net cash provided by financing activities during the current period was approximately $0.3 million compared with net cash used of approximately $4.9 million for the same time period in the prior year. The change was due primarily to increased borrowings on our bank line of credit offset by repayments of convertible notes payables of approximately $2.1 million and advances to shareholders and officers of approximately $0.5 million.

       Perfumania's three year senior secured credit facility with GMAC Commercial Finance LLC provides for borrowings of up to $40 million, of which $2.8 million was available at August 3, 2002, and supports normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of August 3, 2002, the credit facility bore interest at 4.3%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on the Chairman and Chief Executive Officer of the Company. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of August 3, 2002, Perfumania was in compliance with all financial covenants of the line.

       Management believes that Perfumania's borrowing capacity under its bank line of credit, projected cash flows from operations and other short term borrowings will be sufficient to support its working capital needs, capital expenditures and debt service for at least the next twelve months.

       During the twenty-six weeks ended August 3, 2002, Perfumania closed 6 stores. At August 3, 2002, Perfumania operated 241 stores. Management intends to focus on improving the profitability of its existing stores and expects to open 5 new stores during the third and fourth quarters of fiscal 2002.


RECENT ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), Goodwill and Other Intangible Assets. This Statement affected the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. Intangible assets with estimated useful lives will continue to be amortized over those periods. Goodwill amortization will no longer be recorded. The Company adopted SFAS 142 for the fiscal year beginning February 3, 2002, and completed its testing of impairment of goodwill and intangible assets during the second quarter of fiscal year 2002. Based on this testing, the Company concluded that goodwill and intangible assets was not impaired.

       In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143 ("SFAS 143"), Accounting For Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company does not expect a significant impact on it's financial position and results of operations from the adoption of this Statement.

       In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 for the fiscal year beginning February 3, 2002. The adoption of SFAS 144 did not have a significant impact on the financial statements.

       In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 ("SFAS 145"), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its financial position and results of operations from adopting this Statement.

       In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management's commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its financial position and results of operations from adopting this Statement.


CRITICAL ACCOUNTING POLICIES

       Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies can be found in our 2001 Annual Report on Form 10-K, filed on May 3, 2002 in the notes to the Consolidated Financial Statements, Note 1. These policies have been consistently applied in all material respects and address such matters as principles of consolidation, allowance for doubtful accounts, investments, impairment of long-lived assets, accrued self-insurance, revenue recognition and stock based compensation. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances. In addition, the Company has a receivable of approximately $1.9 million from a related party for which collectibility is highly dependent on a transaction with a third party (See Note 10 to the Consolidated Condensed Financial Statements). Management will closely monitor the realization of the amount due and if the sale of TTA is not successfully consummated, the amount due from TTA is not likely to be collectible.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       During the quarter ended August 3, 2002, there have been no material changes in the information about our market risks as of February 3, 2001 as set forth in Item 7A of the 2000 Form 10-K.



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


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


        (a) Exhibits

             Index to Exhibits

             EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
             -----------                   ----------------------

             99.1 Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

             99.2 Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

        (b) Reports on Form 8-K.

            None.

                              E COM VENTURES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   E COM VENTURES, INC.
                                      -----------------------------------------
                                                      (Registrant)


Date: September 13, 2002               By:  /s/ ILIA LEKACH
                                            -----------------------------------
                                                   Ilia Lekach
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                       By:  /s/ A. MARK YOUNG
                                            -----------------------------------
                                            A. Mark Young
                                            Chief Financial Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                 CERTIFICATIONS





I, Ilia Lekach, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of E Com Ventures, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date:  September 13, 2002




/s/ Ilia Lekach
-------------------------
Ilia Lekach
Chief Executive Officer

                                 CERTIFICATIONS





I, A. Mark Young, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of E Com Ventures, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.





Date:  September 13, 2002





/s/ A. Mark Young
------------------------------
A. Mark Young
Chief Financial Officer