Form 10-Q
period 2002-11-02
E COM VENTURES INC
filed 2002-12-17
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2002
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

Yes   ☒   No   ☐

COMMON STOCK $.01 PAR VALUE
OUTSTANDING SHARES AT
DECEMBER 9, 2002, 2,506,834

E COM VENTURES, INC. AND SUBSIDIARIES

	PART I FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS (unaudited)	3

	Consolidated Condensed Balance Sheets Consolidated Condensed Statements of Operations Consolidated Condensed Statements of Cash Flows Notes to Consolidated Condensed Financial Statements	3 4 5 6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS	17

ITEM 4.	CONTROLS AND PROCEDURES	17

	PART II OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS	17

ITEM 2.	CHANGES IN SECURITIES AND USE OF PROCEEDS	17

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	17

ITEM 5.	OTHER INFORMATION	17

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K	17

SIGNATURES		18

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	NOVEMBER 2, 2002	FEBRUARY 2, 2002

ASSETS:
Current assets:
Cash and cash equivalents	$1,997,818	$1,600,787
Trade receivables, net	784,664	635,240
Advances to suppliers	5,705,709	3,426,525
Inventories, net	80,936,203	68,387,570
Prepaid expenses and other current assets	1,200,138	1,336,287
Receivable from affiliate	—	811,169
Investments available for sale	351,011	1,313,740

Total current assets	90,975,543	77,511,318
Property and equipment, net	18,404,738	21,348,967
Goodwill and other intangible assets	2,566,660	2,740,315
Other assets, net	807,556	958,026

Total assets	$112,754,497	$102,558,626

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank line of credit	$36,732,942	$30,734,662
Current portion of long-term debt	142,702	454,219
Accounts payable, non-affiliates	29,599,555	17,924,889
Accounts payable, affiliates	19,221,059	16,767,667
Accrued expenses and other liabilities	5,439,762	5,956,743
Subordinated note payable, affiliate	2,950,000	100,000
Current portion of obligations under capital leases	1,537,489	1,664,827
Current portion of convertible notes payable	2,423,549	1,148,429

Total current liabilites	98,047,058	74,751,436
Long-term debt, less current portion	—	31,860
Long-term portion of obligations under capital leases	343,503	1,076,106
Long-term portion of convertible notes payable	—	4,095,811

Total liabilities	98,390,561	79,955,213

Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,156,786 and 2,980,305 shares issued in fiscal years 2002 and 2001, respectively	31,568	29,803
Additional paid-in capital	71,519,635	71,455,401
Treasury stock, at cost, 779,952 and 766,802 shares in fiscal years 2002 and 2001, respectively	(7,085,940)	(7,038,638)
Accumulated deficit	(46,788,622)	(39,202,863)
Notes and interest receivable from shareholder and officer	(3,312,705)	(2,881,624)
Accumulated other comprehensive income	—	241,334

Total shareholders’ equity	14,363,936	22,603,413

Total liabilities and shareholders’ equity	$112,754,497	$102,558,626

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Net sales	$43,112,160	$41,864,998	$131,370,000	$126,649,439
Cost of goods sold	25,209,920	24,545,792	76,139,529	74,001,377

Gross profit	17,902,240	17,319,206	55,230,471	52,648,062

Operating expenses:
Selling, general and administrative	18,502,839	17,772,506	54,426,042	52,913,203
Provision for impairment of receivable from affiliate	1,941,369	—	1,941,369	—
Depreciation and amortization	1,469,191	1,683,910	4,416,271	5,177,948

Total operating expenses	21,913,399	19,456,416	60,783,682	58,091,151

Loss from operations	(4,011,159)	(2,137,210)	(5,553,211)	(5,443,089)

Interest expense, net	(423,517)	(807,912)	(1,507,719)	(2,619,769)
Realized loss on investments	(709,662)	—	(709,662)	—

Loss before income taxes	(5,144,338)	(2,945,122)	(7,770,592)	(8,062,858)
Benefit for income taxes	184,833	—	184,833	—

Net loss	$(4,959,505)	$(2,945,122)	$(7,585,759)	$(8,062,858)

Net loss per common share:
Basic	$(1.92)	$(1.24)	$(3.04)	$(3.29)

Diluted	$(1.92)	$(1.24)	$(3.04)	$(3.29)

Weighted average number of common shares outstanding:
Basic	2,583,331	2,382,032	2,495,840	2,450,390

Diluted	2,583,331	2,382,032	2,495,840	2,450,390

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended	Thirty-Nine Weeks Ended
	November 2, 2002	November 3, 2001

Cash flows from operating activities:
Net loss	$(7,585,759)	$(8,062,858)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	—	45,000
Provision for impairment of receivable from affiliate	1,941,369	—
Provision for impairment of assets and store closing	440,470	590,501
Realized loss on investment	709,662	—
Depreciation and amortization	4,416,271	5,177,948
Change in operating assets and liabilities:
Trade receivables	(149,424)	652,412
Advances to suppliers	(2,279,184)	(417,017)
Inventories	(12,548,633)	(5,684,642)
Prepaid expenses and other current assets	136,149	1,083,227
Due from affiliate	(1,130,200)	—
Other assets	154,314	158,762
Accounts payable	17,128,058	12,390,626
Accrued expenses and other liabilities	(696,650)	(733,137)

Net cash provided by operating activities	536,443	5,200,822

Cash flows from investing activities:
Additions to property and equipment	(1,132,706)	(1,224,702)
Proceeds from sale of investments	11,733	—

Net cash used in investing activities	(1,120,973)	(1,224,702)

Cash flows from financing activities:
Net borrowings and (repayments) under bank line of credit	5,998,280	(57,296)
Repayment of notes payable	(343,377)	—
Repayment of subordinated notes	(150,000)	—
Principal payments under capital lease obligations	(1,289,934)	(1,056,348)
Net (advances) repayments to shareholders and officers	(431,081)	205,816
Repayment of convertible notes payable	(2,758,157)	(2,600,000)
Exercise of stock options	3,132	9,500
Purchases of treasury stock	(47,302)	(813,117)

Net cash provided by (used in ) financing activities	981,561	(4,311,445)

Increase (decrease) in cash and cash equivalents	397,031	(335,325)
Cash and cash equivalents at beginning of period	1,600,787	2,219,768

Cash and cash equivalents at end of period	$1,997,818	$1,884,443

See accompanying notes to consolidated condensed financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — OPERATIONS AND BASIS OF PRESENTATION

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

     Perfumania’s retail stores are located in regional malls, manufacturer’s outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation as of November 2, 2002 and November 3, 2001, were 242 and 248, respectively.

     The consolidated condensed financial statements include the accounts of ECOMV and its subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted as permitted by those rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2002 filed with the SEC on May 3, 2002. As the wholesale operations represent less than 10% of sales, net income and assets for all of the periods ended November 2, 2002 and November 3, 2001, the Company has ceased reporting such information for retail and wholesale operations.

RECLASSIFICATION

     Certain fiscal 2001 amounts have been reclassified to conform with the fiscal 2002 presentation.

NOTE 2 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

	As of November 2, 2002		As of February 2, 2002

	Gross	Accumulated	Gross	Accumulated
	Amount	Amortization	Amount	Amortization

Goodwill	$2,913,735	$1,009,284	$2,913,735	$1,009,284
Other intangible assets	1,163,430	501,221	1,163,430	327,566

	$4,077,165	$1,510,505	$4,077,165	$1,336,850

     Amortization of intangible assets totaled approximately $0.2 million for the first thirty-nine weeks of fiscal year 2002, and amortization of goodwill and intangible assets totaled approximately $0.6 million for the first thirty-nine weeks of fiscal year 2001. Without goodwill amortization, pro forma net loss would have decreased approximately $0.4 million for the first thirty-nine weeks of fiscal year 2001. Reported loss per share would have decreased by $0.16. It is anticipated that amortization of “other intangible assets” will continue at approximately $0.2 million per year for each of the next three years.

NOTE 3 — BANK LINE OF CREDIT

     Perfumania’s three year senior secured credit facility with GMAC Commercial Finance LLC provides for borrowings of up to $40 million, of which approximately $2.3 million was available at November 2, 2002, and supports normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of November 2, 2002, the credit facility bore interest at 3.8%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on the Chairman and Chief Executive Officer of the Company. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of November 2, 2002, Perfumania was in compliance with all financial covenants.

     The Company has a working capital deficit of approximately $7.1 million and has experienced a loss from operations and a net loss for the nine-months ended November 2, 2002 as has been the case in prior years. Although the Company is confident that its lender will renew the existing credit facility when it expires in May 2003 or obtain a comparable facility with another lender, an inability to renew or replace the facility could result in an adverse effect on the Company’s financial position and its operating results. Management believes that assuming the renewal or replacement of the credit facility, cash flows from operations, which considers the seasonal nature of the business and the dependence on successful operating results for the fourth quarter of the year, will be sufficient to support its working capital needs, capital expenditures and debt service for at least the next twelve months.

NOTE 4 — BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

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

NOTE 5 — COMPREHENSIVE INCOME (LOSS)

     Comprehensive income (loss) represents all non-owner changes in shareholders’ equity and consists of the following:

	Thirteen Weeks	Thirteen Weeks	Thirty-Nine Weeks	Thirty-Nine Weeks
	Ended	Ended	Ended	Ended
	November 2, 2002	November 3, 2001	November 2, 2002	November 3, 2001

Net loss	$(4,959,505)	$(2,945,122)	$(7,585,759)	$(8,062,858)
Other comprehensive (loss) income —
Net unrealized (loss) gain on investments	(830,009)	858,293	(241,334)	467,867

Total comprehensive loss	$(5,789,514)	$(2,086,829)	$(7,827,093)	$(7,594,991)

NOTE 6 — INVESTMENTS AVAILABLE FOR SALE

     As of November 2, 2002, the Company owned approximately 1,003,000 shares of Nimbus common stock representing approximately 13% of the total outstanding common stock. The investment in Nimbus is shown on the Company’s consolidated condensed balance sheets as investments available for sale. Ilia Lekach, the Company’s Chairman of the Board and Chief Executive Officer, is Chairman of the Board and Interim Chief Executive Officer of Nimbus. As of November 2, 2002, the market price for Nimbus’ common stock was below the Company’s current carrying value. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company has recorded a non-cash charge of approximately $0.7 million in realized loss on investments on the consolidated condensed statements of operations during the thirteen and thirty-nine weeks ended November 2, 2002. The carrying value of this investment as of November 2, 2002 totaled approximately $0.4 million.

NOTE 7 — CONVERTIBLE NOTES PAYABLE

     In February 2002, the Company entered into a Convertible Note Option Repurchase Agreement (the “Agreement”) with holders of the Company’s outstanding Series C and D Convertible Notes. The Agreement provides the Company a monthly option to repurchase the currently remaining $1.8 million outstanding Series C and D Notes over an eleven month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into the Company’s common stock. During the first thirty-nine weeks of fiscal year 2002, the Company paid approximately $2.7 million to the note holders, which represented approximately $2.3 million of principal and approximately $0.4 million of premiums.

NOTE 8 — CONTINGENCIES

     The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a materially adverse effect on the Company’s financial position or result of operations.

NOTE 9 — RELATED PARTY TRANSACTIONS

     As November 2, 2002, the Company had a balance due of approximately $3.3 million from its Chairman and Chief Executive Officer, Ilia Lekach. This balance is in the form of notes and are recorded as a component of shareholders’ equity in the accompanying consolidated condensed balance sheets. Approximately $3.0 million of the notes are due February 1, 2003 with the remainder of approximately $0.3 million due in five years. The notes bear interest at prime plus 1% per annum. Interest has been paid up to the beginning of this fiscal year.

     Purchases of products from the Company’s affiliate, Parlux Fragrances, Inc. (“Parlux”), whose Chairman of the Board of Directors and Chief Executive Officer is Ilia Lekach, amounted to approximately $9,806,000 and $13,241,000 for the first thirty-nine weeks of fiscal years 2002 and 2001, respectively, representing approximately 11.5% and 16.7% of the Company’s total purchases, respectively. The amount due to Parlux as of November 2, 2002 was approximately $17,260,000 including a $2,950,000 subordinated note payable bearing interest at prime plus 1% per annum and $14,310,000 of accounts payable. Accounts payable to Parlux are non-interest bearing and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets.

     On September 30, 2002, Perfumania signed a $3,000,000 subordinated note agreement with Parlux. The note represents the reduction of $3,000,000 in trade payables due to Parlux. The note is due on March 31, 2003 with monthly principal and interest payments beginning October 31, 2002, and is subordinate to all bank related indebtedness. The outstanding amount of the indebtedness as of November 2, 2002 is reflected in the accompanying consolidated condensed balance sheet as subordinated note payable, affiliate.

     During the first thirty-nine weeks of fiscal year 2002, the Company purchased approximately $8,491,000 of merchandise from a company owned by Zalman Lekach, a former director of the Company, who is a brother of Ilia Lekach and approximately $4,721,000 from a company owned by another brother of Ilia and Zalman Lekach. The amounts due to these companies as of November 2, 2002 were approximately $2,951,000 and $1,961,000, respectively, and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets. These purchases did not include products manufactured or distributed by Parlux.

     In September 2001, the Company entered into a licensing agreement with Take To Auction.com, Inc. (“TTA”), a wholly owned subsidiary of Nimbus, to license the Company’s retail fragrance Internet Web site. Under the terms of the agreement, TTA pays the Company a royalty of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. For the first thirty-nine weeks of fiscal year 2002, sales of merchandise from the Company to TTA approximated $1,997,000, royalties approximated $149,000 and the Company was paid approximately $499,000. Nimbus has disclosed in its public filings that it is negotiating the sale of TTA, its main subsidiary. Since the proposed transaction has been in progress for several months without closure, management has recorded a provision for impairment of the total receivable from affiliate of $1,941,000 in the accompanying consolidated statement of operations. If this transaction closes and proceeds are received from Nimbus, the Company will record a recovery for impairment of receivable from affiliate for the amount received.

     NOTE 10 — NON-CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:

	For the Thirty-Nine Weeks Ended

	November 2, 2002	November 3, 2001

Equipment under capital leases	$429,993	$—
Conversion of notes payable and accrued interest payable in exchange for common stock	$517,367	$115,459
Decrease in accounts payable in exchange for subordinated notes payable — affiliate	$3,000,000	$3,000,000
Net unrealized (loss) gain on marketable securities	$(241,334)	$467,867
Cash paid during the period for:
Interest	$1,714,823	$2,988,034
Income taxes	$—	$150,000

NOTE 11 — REVERSE STOCK SPLIT

     The Company’s Board of Directors authorized a one-for-four reverse stock split of the Company’s outstanding shares of common stock for shareholders of record as of March 20, 2002. Accordingly, all data shown in the accompanying consolidated condensed financial statements and notes has been retroactively adjusted to reflect this change.

NOTE 12 — RECENT ACCOUNTING STANDARDS

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

     In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its financial position and results of operations from adopting this Statement.

     In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its financial position and results of operations from adopting this Statement.

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

Perfumania needs to successfully manage its growth

     Even though Perfumania has grown significantly in the past several years, it may not be able to sustain the growth in revenues that it has achieved historically. Perfumania’s growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. It is possible that Perfumania’s new stores might not achieve expected sales and profitability, and it is possible that the opening of new locations might adversely effect sales at existing locations.

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

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN-WEEKS ENDED NOVEMBER 2, 2002 WITH THE THIRTEEN-WEEKS ENDED NOVEMBER 3, 2001.

     Net sales increased 3.0% from $41.9 million in the thirteen-weeks ended November 3, 2001 to $43.1 million in the thirteen-weeks ended November 2, 2002. The increase in sales was principally due to a 7.4% increase in comparable store sales. The average number of stores operated during the thirteen-weeks ended November 2, 2002 decreased to 241 from 248 in the thirteen-weeks ended November 3, 2001.

     The increase in sales were realized although there were no significant wholesale sales in the thirteen weeks ended November 2, 2002 versus approximately $1.0 million in the comparable period of the prior year. The decrease in wholesale sales was due to management’s decision to concentrate on the more profitable retail sales.

     Gross profit increased 3.4% from $17.3 million in the thirteen-weeks ended November 3, 2001 (41.4% of net sales) to $17.9 million in the thirteen-weeks ended November 2, 2002 (41.5% of net sales).

     Selling, general and administrative expenses increased 4.1% from $17.8 million in the thirteen-weeks ended November 3, 2001 to $18.5 million in the thirteen-weeks ended November 2, 2002. The increase is attributable primarily to higher employee compensation costs, including increased incentive compensation paid to store personnel due to higher retail sales.

     Provision for impairment of receivable from affiliate was $1.9 million during the thirteen-weeks ended November 2, 2002, and represents a provision for a receivable which management has deemed may not be collectible. See further discussion at Note 9 of the notes to consolidated condensed financial statements.

     Depreciation and amortization expense was $1.7 million in the thirteen-week period ended November 3, 2001 compared to $1.5 million in the thirteen-week period ended November 2, 2002.

     EBITDA, defined as loss from operations less depreciation and amortization was ($0.5) million in the thirteen-weeks ended November 3, 2001 compared with ($2.5) million in the thirteen-weeks ended November 2, 2002, due primarily to a provision for impairment of receivable from affiliate and higher selling, general and administrative expenses offset by higher gross profit as described above.

     Interest expense, net decreased by 47.6% from $0.8 million for the thirteen-weeks ended November 3, 2001 to $0.4 million for the thirteen-weeks ended November 2, 2002. The decrease results from lower interest rates and a reduction in the outstanding balance of convertible notes payable in the thirteen-weeks ended November 2, 2002 compared to the thirteen-weeks ended November 3, 2001.

     Realized loss on investments of $0.7 million during the thirteen-weeks ended November 2, 2002 is due to a decline in the market price on securities available for sale resulting in the Company recording a non-cash charge. See further discussion at Note 6 of the notes to consolidated condensed financial statements.

     Benefit for income taxes of $0.2 million during the thirteen-weeks ended November 2, 2002 is due to prior years alternative minimum tax refund due the Company.

     As a result of the foregoing, we incurred a net loss of $5.0 million, or ($1.92) per diluted share, in the thirteen-weeks ended November 2, 2002 compared to a net loss of $2.9 million, or $(1.24) per diluted share in the thirteen-weeks ended November 3, 2001.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002 WITH THE THIRTY-NINE WEEKS ENDED NOVEMBER 3, 2001.

     Net sales increased 3.7% from $126.6 million in the thirty-nine weeks ended November 3, 2001 to $131.4 million in the thirty-nine weeks ended November 2, 2002. The increase in sales was principally attributed to an increase in comparable store sales. Comparable store sales increased 11.7% when compared to last year.

     The increase in sales were realized although there were $2.1 million in wholesale sales in the thirty-nine weeks ended November 2, 2002 versus approximately $8.5 million in the comparable period of the prior year. The decrease in wholesale sales was due to management’s decision to concentrate on the more profitable retail sales.

     Gross profit increased 4.9% from $52.6 million in the thirty-nine weeks ended November 3, 2001 (41.6% of net sales) to $55.2 million in the thirty-nine weeks ended November 2, 2002 (42.0% of net sales) due to increases in sales.

     Selling, general and administrative expenses increased 2.9% from $52.9 million in the thirty-nine weeks ended November 3, 2001 to $54.4 million in the thirty-nine weeks ended November 2, 2002. The increase is attributable primarily to higher employee compensation costs, including increased incentive compensation paid to store personnel due to higher retail sales. The average number of stores operated during the thirty-nine weeks ended November 2, 2002 compared to the thirty-nine weeks ended November 3, 2001 decreased from 251 to 242.

     Provision for impairment of receivable from affiliate was $1.9 million during the thirty-nine weeks ended November 2, 2002, and represents a provision for a receivable which management has deemed may not be collectible. See further discussion at Note 9 of the notes to consolidated condensed financial statements.

     Depreciation and amortization expense decreased 14.7% from $5.2 million in the thirty-nine weeks ended November 3, 2001 to $4.4 million in the thirty-nine weeks ended November 2, 2002. The decrease represents the adoption of SFAS 142 on February 3, 2002 which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives.

     EBITDA, defined as earnings (loss) from operations less depreciation and amortization, improved by $0.8 million from ($0.3) million in the first thirty-nine weeks of 2001 to ($1.1) million in the first thirty-nine weeks of 2002, due to a provision for impairment of receivable from affiliate and higher selling, general and administrative expenses offset by increased gross profit as described above.

     Interest expense, net decreased by 42.4% from $2.6 million for the thirty-nine weeks ended November 3, 2001 to $1.5 million for the thirty-nine weeks ended November 2, 2002. The decrease was principally due to lower interest rates and a reduction in the outstanding balance of convertible notes payable in the thirty-nine weeks ended November 2, 2002 compared to the thirty-nine weeks ended November 3, 2001.

     Realized loss on investments of $0.7 million during the thirty-nine weeks ended November 2, 2002 is due to a decline in the market price on securities available for sale resulting in the Company recording a non-cash charge. See further discussion at Note 6 of the notes to consolidated condensed financial statements.

     Benefit for income taxes of $0.2 million during the thirty-nine weeks ended November 2, 2002 is due to prior years alternative minimum tax refund due the Company.

     During the thirty-nine weeks ended November 2, 2002 the Company had a net loss of $7.6 million or ($3.04) per diluted share, compared to a net loss of $8.1 million or ($3.29) per diluted share during the thirty-nine weeks ended November 3, 2001.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund Perfumania’s inventory purchases, renovate existing stores, and selectively open new stores. For the first thirty-nine weeks of fiscal 2002, these capital requirements generally were satisfied through borrowings under our credit facility and cash flows from operations.

     At November 2, 2002, we had negative working capital of approximately ($7.1) million compared to working capital of approximately $2.8 million at February 2, 2002. The decrease was primarily due to a decline in investments available for sale, reclassification of the convertible note payables which mature in March 2003 and losses for the thirty-nine weeks of fiscal 2002.

     Net cash provided by operating activities during the current period was approximately $0.5 million compared with approximately $5.2 million for the same period in the prior year. Net cash provided by operating activities compared to the comparative period of the prior year was negatively affected by increased advances to suppliers and higher inventories, partially offset by increased accounts payable. The increase in inventories was the result of management’s decision to provide a greater amount of merchandise in the stores in anticipation of holiday sales. It is expected that these inventories will be reduced by fiscal year-end.

     Net cash used in investing activities was approximately $1.1 million, compared with approximately $1.2 million for the same period in the prior year. Investing activities represent purchases of fixtures and equipment for store openings and the renovation of existing stores and information system improvements.

     Net cash provided by financing activities during the current period was approximately $1.0 million compared with net cash used of approximately $4.3 million for the same time period in the prior year. The change was due primarily to increased borrowings on our bank line of credit offset by repayments of convertible notes payables of approximately $2.8 million and advances to shareholders and officers of approximately $0.4 million.

     Perfumania’s three year senior secured credit facility with GMAC Commercial Finance LLC provides for borrowings of up to $40 million, of which $2.3 million was available as of November 2, 2002, and supports normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of November 2, 2002, the credit facility bore interest at 3.8%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on the Chairman and Chief Executive Officer of the Company. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of November 2, 2002, Perfumania was in compliance with all financial covenants of the line.

     Although the Company is confident that its lender will renew the existing credit facility when it expires in May 2003 or obtain a comparable facility with another lender, an inability to renew or replace the facility could result in an adverse effect on the Company’s financial position and its operating results. Management believes that assuming the renewal or replacement of the credit facility, cash flows from operations, which considers the seasonal nature of the business and the dependence on successful operating results for the fourth quarter of the year, will be sufficient to support its working capital needs, capital expenditures and debt service for at least the next twelve months.

     During the thirty-nine weeks ended November 2, 2002, Perfumania closed 7 stores. As of November 2, 2002, Perfumania operated 242 stores. Management intends to focus on improving the profitability of its existing stores and expects to open 2 new stores during the fourth quarter of fiscal 2002.

RECENT ACCOUNTING STANDARDS

     In July 2001, the FASB issued SFAS 142, Goodwill and Other Intangible Assets. This Statement affected the Company’s treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements’ criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. Intangible assets with estimated useful lives will continue to be amortized over those periods. Goodwill amortization will no longer be recorded. The Company adopted SFAS 142 for the fiscal year beginning February 3, 2002, and completed its testing of impairment of goodwill and intangible assets during the second quarter of fiscal year 2002. Based on this testing, the Company concluded that goodwill and intangible assets was not impaired.

     In July 2001, the FASB issued SFAS 143, Accounting For Asset Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. The Company does not expect a significant impact on it’s financial position and results of operations from the adoption of this Statement.

     In October 2001, the FASB issued SFAS 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The Company adopted SFAS 144 for the fiscal year beginning February 3, 2002. The adoption of SFAS 144 did not have a significant impact on the financial statements.

     In April 2002, the FASB issued SFAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Correction. This Statement eliminates extraordinary accounting treatment for reporting gain or loss on debt extinguishment, and amends other existing authoritative pronouncements to make various technical corrections, clarifies meanings, or describes their applicability under changed conditions. The provisions of this Statement are effective for the Company with the beginning of fiscal year 2003; however, early application of the Statement is encouraged. Debt extinguishments reported as extraordinary items prior to scheduled or early adoption of this Statement would be reclassified in most cases following adoption. The Company does not anticipate a significant impact on its financial position and results of operations from adopting this Statement.

     In June 2002, the FASB issued SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under previous guidance, certain exit costs were accrued upon management’s commitment to an exit plan. Adoption of this Statement is required with the beginning of fiscal year 2003. The Company does not anticipate a significant impact on its financial position and results of operations from adopting this Statement.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     During the quarter ended November 2, 2002, there have been no material changes in the information about our market risks as of February 2, 2002 as set forth in Item 7A of the 2001 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURE

     Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days of the filing date of this report, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the previously mentioned evaluation.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

     Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 5. OTHER INFORMATION

     Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

Index to Exhibits

Exhibit No.	Description of Exhibit

99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002.

     (b)  Reports on Form 8-K.

On September 27, 2002 and October 17, 2002, the Company filed 8-K’s announcing changes in its Board of Directors.

E COM VENTURES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

E COM VENTURES, INC.

(Registrant)

Date: December 16, 2002	By: /s/ ILIA LEKACH

Ilia Lekach Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

By: /s/ A. MARK YOUNG

A. Mark Young Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

     (4)  The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the “Company”) is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6)  The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

By: /s/ ILIA LEKACH Ilia Lekach Chief Executive Officer

CERTIFICATIONS

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

     (4)  The registrant’s other certifying officer and I (herein the “Certifying Officers”) are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the “Company”) is made known to the Certifying Officers by others within the Company, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     (5)  The registrant’s Certifying Officers have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:

(a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     (6)  The registrant’s Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

By: /s/ A. MARK YOUNG A. Mark Young Chief Financial Officer