Form 10-K
period 2003-02-01
E COM VENTURES INC
filed 2003-04-30
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

      |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003 OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K |X|.

    Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes |_| No |X|

    As of April 17, 2003, the number of shares of the registrant's Common Stock outstanding was 2,462,237. The aggregate market value of the Common Stock held by non affiliates of the registrant as of August 3, 2002 was approximately $5.9 million, based on the closing price of the Common Stock ($4.00) as reported by the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

DOCUMENTS INCORPORATED BY REFERENCE
    Certain information called for by Part III is incorporated from the Proxy Statement for the Annual Meeting of Shareholders of the company, which will be filed no later than 120 days after the close of the fiscal year end.

                                TABLE OF CONTENTS



  ITEM                                                                                          PAGE
  ----                                                                                          ----

                                                 PART I

   1.       Business                                                                              3
   2.       Properties                                                                            8
   3.       Legal Proceedings                                                                     8
   4.       Submission of Matters to a Vote of Security Holders                                   8


                                                PART II

   5.       Market for Registrant's Common Equity and Related Stockholder Matters                 9
   6.       Selected Financial Data                                                              10
   7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                                        11
  7A.       Quantitative and Qualitative Disclosures About Market Risk                           21
   8.       Financial  Statements and Supplementary  Data                                        22
   9.       Changes in and Disagreements with Accountants on                                     45
                Accounting and Financial Disclosure


                                                PART III

  10.       Directors and Executive Officers of the Registrant                                   46
  11.       Executive Compensation                                                               46
  12.       Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters                                                              46
  13.       Certain Relationships and Related Transactions                                       46
  14.       Controls and Procedures                                                              46
  15.       Principal Accountant Fees and Services                                               46

                                                PART IV

  16.        Exhibits, Financial Statement Schedules and Reports on Form 8-K                     47

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


                                     PART I.


ITEM 1.  BUSINESS


                               BUSINESS STRATEGY

       E Com Ventures, Inc., a Florida corporation ("ECOMV" or the "Company"), is a holding company that operates two wholly-owned subsidiaries, Perfumania, Inc. ("Perfumania"), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products and perfumania.com, inc., a Florida corporation which is an Internet retailer of fragrances and other specialty items.

       Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of February 1, 2003, Perfumania operated a chain of 238 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturer's suggested retail prices. Perfumania's wholesale division distributes fragrances and related products to national and regional chains and other wholesale distributors throughout North America and overseas. Our E-commerce site, www.perfumania.com offers a selection of our more popular products for sale and serves as an extension of the Perfumania shopping experience. For a description of perfumania.com's September 1999 initial public offering, the sale of a majority of our interest in perfumania.com and our subsequent repurchase of that interest, see Note 11 of Notes to Consolidated Financial Statements included in
Item 8.

       Perfumania and perfumania.com, inc., are the sole operating subsidiaries of the Company. Perfumania operates its wholesale business as an unincorporated division. Its retail business is managed and owned by Magnifique Parfumes and Cosmetics, Inc. ("Magnifique"), a wholly-owned subsidiary of Perfumania. For ease of reference in this Form 10-K, our retail and wholesale business are referred to as divisions; our Internet sales are included with those of our retail business. See Item 6 for Selected Financial Data by division.

RETAIL DIVISION

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

       The  cornerstone  of  Perfumania's   marketing   philosophy  is  customer
awareness that its stores offer an extensive assortment of brand name and designer fragrances at discount prices. Perfumania posts highly visible price tags for each item in its stores, listing both the manufacturers' suggested retail prices and Perfumania's discounted prices to enable customers to make price comparisons. In addition, we utilize sales promotions such as "gift with purchase" and "purchase with purchase" offers. From time to time, we test market in our stores additional specialty gift items.

       Perfumania's stores are "full-service" stores. Accordingly, store personnel are trained to establish personal rapport with customers, to identify customer preferences with respect to both product and price range, and to successfully conclude a sale. Management believes that attentive personal service and knowledgeable sales personnel are key factors to the success of

Perfumania's retail stores. Perfumania's store personnel are compensated on a salary plus bonus basis. Perfumania has several bonus programs that provide incentives for store personnel to sell merchandise which have higher profit margins. In addition, to provide an incentive to reduce expenses and increase sales, district managers are eligible to receive a bonus if store profitability and operational goals are met. Management believes that a key component of Perfumania's ability to increase profitability will be its ability to hire, train and retain store personnel and district managers. Perfumania conducts comprehensive training programs designed to increase customer satisfaction.

       Perfumania primarily relies on its distinctive store design and window displays to attract the attention of prospective customers. In addition, Perfumania distributes advertising flyers and brochures by mail and in its stores and malls in which its stores are located. The amount of advertising varies with the seasonality of the business.

       RETAIL STORES. Perfumania's standard store design includes signs and merchandise displays which are designed to enhance customer recognition of Perfumania's stores. Perfumania's stores average approximately 1,400 square feet; however, stores located in manufacturer's outlet malls tend to be larger than Perfumania's other stores. Each store is managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. District managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service and compliance with operational policies and procedures.

       INFORMATION SYSTEMS. Perfumania has an integrated information system including E-commerce, retail outlet and corporate systems. These systems encompass every significant phase of our operations and provide information for planning, purchasing, pricing, distribution, finance and human resource decisions. E-mail and other information are communicated between the corporate office and store locations through an enterprise-wide Intranet. Daily compilation of sales, gross margin, and inventory levels enables management to analyze profitability and sell-through by item and product line as well as monitor the success of sale promotions. Inventory is tracked through its entire life cycle. During 2003, a new Point of Sale system is being implemented in all stores. This system enables improved pricing and promotion programs, time and attendance reporting, and enhanced inventory control.

       STORE LOCATION AND EXPANSION. Perfumania's stores are located in 35 states, the District of Columbia and Puerto Rico, including 47 in Florida, 26 in New York, 18 in California, 14 in Texas and 14 in Puerto Rico. Perfumania's current business strategy focuses on maximizing sales by raising the average dollar sale per transaction, reducing expenses at existing stores, selectively closing under-performing stores and on a limited basis, opening new stores in proven geographic markets. When opening new stores, Perfumania seeks locations primarily in regional and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates opening additional stores in markets where it already has a presence or expanding into additional markets that it believes have a population density to support a cluster of stores.

       Perfumania's current average cost for opening a store is approximately $130,000, including furniture and fixtures, build-out costs and other items. In addition, initial inventory in a new store ranges from approximately $150,000 during the first fiscal quarter to approximately $200,000 during the Christmas holiday season. To support inventory in its stores, Perfumania carries at least four months supply of inventory in its warehouse.

       In fiscal years 2002, 2001 and 2000, Perfumania opened 4 stores, 5 stores and 9 stores (including 6 acquired stores) respectively. Perfumania continuously monitors store performance and from time to time has closed under-performing stores, which typically have been older stores in undesirable locations. During fiscal years 2002, 2001 and 2000, Perfumania closed 13 stores, 15 and 28 stores, respectively. For fiscal year 2003, Perfumania will continue to focus on improving the profitability of its existing stores; and management expects to open a maximum of 10 stores and close up to 10 stores.

WHOLESALE DIVISION

       Perfumania distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 2002, 2001 and 2000, the wholesale division sold to approximately 5, 9 and 13 customers, respectively. One Perfumania customer, unaffiliated with the Company, accounted for 49.4%, 92.0% and 62.9% of net wholesale sales during fiscal years 2002, 2001 and 2000, respectively. There were no foreign wholesale sales during fiscal years 2002 and 2001; during fiscal 2000, there was $1.1 million of foreign wholesale sales. The absence of wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations. We expect the wholesale business will not increase significantly during fiscal year 2003.

PERFUMANIA.COM

       Perfumania.com provides a number of advantages for retail and wholesale fragrance sales. Our Internet site enables us to display a larger number of products than traditional store-based or catalog sellers. In addition, the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility. Our Internet site benefits from the ability to reach a large group of customers from a central location. Additionally, we can also easily obtain demographic and behavioral data of customers, increasing opportunities for direct marketing and personalized services. Because brand loyalty is a primary factor influencing a fragrance purchase, the ability to physically sense the fragrance product is not critical to the purchasing decision. Perfumania.com's online store provides its customers with value, selection, pricing and convenience.

       Our online store offers visitors several special features arranged in simple, easy-to-use formats to enhance product search, discovery and selection. By clicking on the displayed products and product categories, users can move directly to the location of the site that contains details about the particular products. In addition, customers can browse the online store by linking to specially designed pages dedicated to products of well known national and specialty brands. Customers can also link to pages by product category, such as women's and men's brand name perfumes and colognes, children's fragrances, gift set specials and bath and body products.

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

       A variety of relationships have been established with several Internet sites to build traffic and attract customers. Although perfumania.com obtains most of its inventory from Perfumania, it may obtain inventory from suppliers depending on which offers the most favorable selection, pricing, quality and terms. Products are generally shipped within 24 hours of customer's orders. For a description of perfumania.com's September 1999 initial public offering, the sale of a majority of our interest in perfumania.com and our subsequent repurchase of that interest, see Note 11 of Notes to Consolidated Financial Statements included in Item 8.

       In September 2001, we entered into a licensing agreement with an affiliate to license our retail fragrance Internet Web site. In January 2003, we issued a letter of default regarding the licensing agreement. In February 2003, we regained control of the retail fragrance Internet web site. See Investment in Nimbus Group, Inc. in this Item 1 and Note 6 of Notes to Consolidated Financial Statements included in Item 8.

SOURCES OF SUPPLY

       During fiscal years 2002 and 2001, Perfumania purchased fragrances from approximately 100 and 140 different suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on the most favorable available combination of prices, credit terms, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania's purchases from its various suppliers change constantly. As is customary in the fragrance industry, Perfumania has no long-term or exclusive contracts with suppliers.

       Approximately 10% and 17% of Perfumania's total merchandise purchased in fiscal years 2002 and 2001, respectively, was from our affiliate, Parlux Fragrances, Inc. ("Parlux"), a manufacturer and distributor of prestige fragrances and related beauty products. Ilia Lekach, our Chairman of the Board and Chief Executive Officer and one of our principal shareholders, is the Chairman of the Board and Chief Executive Officer of Parlux and beneficially owns approximately 27% of Parlux's outstanding common stock. No other supplier accounted for more than 10% of our merchandise purchases during 2002 or 2001.

       Approximately 9% and 4% of Perfumania's total merchandise purchased in fiscal years 2002 and 2001, respectively, was from Grupo Tulin, a company owned by a former Director and brother of Ilia Lekach. Approximately 5% and less than 1%, respectively, of Perfumania's total merchandise purchased in fiscal years 2002 and 2001 was acquired from S&R Fragrances, Inc., a company owned by another brother of Ilia Lekach. Purchases from these affiliates are at lower prices or on better terms than would otherwise be available from other sources. These purchases do not include products manufactured or distributed by Parlux.

       A substantial portion of Perfumania's merchandise is purchased from secondary sources such as distributors, wholesalers, importers and retailers. Merchandise purchased from secondary sources includes trademarked and copyrighted products that were manufactured in the United States, sold to foreign distributors and then re-imported into the United States, as well as trademarked and copyrighted products manufactured and intended for sale in foreign countries. From time to time, U.S. trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings, based on U.S. Customs Service regulations or trademark or copyright laws, seeking to halt the importation into the United States of such "gray market" merchandise or to restrict its resale in the United States, and some of these actions have been successful. However, but the U.S. courts remain divided on the extent to which trademark, copyright or other existing laws or regulations can be used to restrict the importation or sale of "gray market" merchandise. In addition, from time to time federal legislation to restrict the importation or sale of "gray market" merchandise has been proposed, but no such legislation has been adopted.

       As is often the case in the fragrance and cosmetics business, some of the merchandise purchased by Perfumania may have been manufactured by entities, particularly foreign licensees and others, who are not the owners of the trademarks or copyrights for the merchandise. Perfumania's secondary market sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information, and Perfumania may not always be able to demonstrate that the manufacturer of specific merchandise had proper authority from the trademark or copyright owner to produce the merchandise or permit it to be resold in the United States. Accordingly, there is a risk that if Perfumania were called upon or challenged by the owner of a particular trademark or copyright to demonstrate that specific merchandise was produced and sold with the proper authority and it was unable to do so, Perfumania could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities.

       Perfumania's business activities could become the subject of legal or administrative actions brought by manufacturers, distributors or others, any of which actions could have a material adverse effect on our business or financial condition. In addition, future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, could limit or eliminate some of Perfumania's secondary sources of supply or any of its business activities.

DISTRIBUTION

       Perfumania's retail and wholesale operations are served by its distribution facility in Miami, Florida. The lease for the facility expires in July 2003, at which time the distribution facility will be relocated to a facility in Sunrise, Florida. The current facility is approximately 139,000 square feet of which 20,000 square feet is utilized as office space. The Sunrise facility has approximately 179,000 square feet of which approximately 20,000 square feet will be utilized as office space, and is expected to have the capacity for our future growth.

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

COMPETITION

       Retail and wholesale perfume businesses are highly competitive. Perfumania's retail competitors include department stores, regional and national retail chains, independent drug stores, duty-free shops and other specialty retail stores. Perfumania is the largest specialty retailer of discounted fragrances in the United States in terms of number of stores. Some of Perfumania's competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania's stores compete on the basis of selling price, promotions, customer service, merchandise variety, store location and ambiance. Perfumania believes that its perfumery concept, full-service sales staff, discount prices, large and varied selection of brand name and designer fragrances and attractive shopping environment are important to its competitive position.

       Perfumania's wholesale division competes directly with other perfume wholesalers and perfume manufacturers, some of which have substantially greater resources or merchandise variety than Perfumania. The wholesale division competes principally on the basis of merchandise selection, price, availability and delivery.

EMPLOYEES

       At February 1, 2003, we had 1,564 employees, of whom 1,392 were employed in Perfumania's retail stores, 73 were employed in Perfumania's warehouse and distribution operations and 99 were employed in executive, administrative and other positions. Temporary and part-time employees are usually added during peak sales periods (principally between Thanksgiving and Christmas). None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

TRADE NAME AND SERVICE MARK

       Perfumania's stores use the trade name and service mark Perfumania(R); Perfumania also operates 1 store under the trade name "Also Perfumania," 2 stores under the trade name "Class Perfumes" in malls where we also operate a Perfumania(R) store, one store under the trade name "Touch at Perfumania," one store under the trade name "Perfumania Too," and 8 stand-alone stores under the trade name "Perfumania Plus". Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

INVESTMENT IN NIMBUS GROUP, INC.

       During fiscal year 2000, we purchased 314,000 shares of common stock of Take to Auction.Com, Inc. ("TTA"), an Internet auction site, for approximately $2.5 million. Our Chairman of the Board and Chief Executive Officer, Ilia Lekach, was also the Chairman of the Board and Chief Executive Officer of TTA at that time. In June 2000, we acquired approximately 139,000 shares of TTA's common stock upon conversion of a $1.0 million convertible promissory note receivable. See "Item 7" Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

       In January 2001, we received 250,000 shares of TTA common stock as partial payment on a loan receivable from Ilia Lekach. These shares were valued at $252,500 ($1.01 per share).

       As of February 3, 2001, the market price for TTA's common stock was below our average cost per share of $5.38. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other-than-temporary, we valued the shares at $1.01 per share and recorded a non-cash charge of approximately $3.1 million to realized loss on investments on the consolidated statement of operations for fiscal year 2000. As of November 2, 2002, the market price of the shares was again below our carrying value and approximately $700,000 was recorded as a non-cash charge to realized loss on investments on the consolidated statement of operations for fiscal year 2002.

       In September 2001, TTA effected a corporate reorganization ("Reorganization") as a result of which TTA became a wholly owned subsidiary of Nimbus Group, Inc. ("Nimbus"). As a result of the Reorganization; our shares of TTA common stock were exchanged for an equal number of shares of Nimbus common stock. Ilia Lekach was Chairman of the Board of TTA from October 1999 until the Reorganization and has been Chairman of the Board of Nimbus since the Reorganization and was Interim Chief Executive Officer until March 21, 2003.

       In January 2002, we received 300,000 shares of Nimbus common stock as partial payment on a loan receivable from Ilia Lekach. These shares were valued at $357,000 ($1.19 per share).

       As of February 1, 2002, the amount due from TTA was approximately $811,000, and was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of February 1, 2002. During fiscal year 2002, the amount due from TTA increased to approximately $2 million and a provision for impairment of the receivable was recorded. In January 2003, we issued a letter of default to TTA regarding the licensing agreement. In February 2003, we regained control of our retail Internet website.

       As of February 1, 2003, we owned approximately 1,003,000 shares of Nimbus common stock representing approximately 13% of its total outstanding common stock. The investment in Nimbus is shown on our balance sheet as investments available for sale in the amount of approximately $211,000 representing the market value of $0.21 per share at that date.

ITEM 2.           PROPERTIES


       Our executive  offices and distribution  facility are leased through July
2003 pursuant to a lease, which currently provides for monthly rent of approximately $78,000 and specified annual increases. The option to renew the existing lease will not be exercised. Alternatively, the executive offices and distribution facility will be relocated to a 179,000 square foot facility in Sunrise, Florida. We entered into an approximate fifteen-year lease for the Sunrise location effective September 2002. The current monthly rent for the Sunrise location is approximately $73,000 with specified future increases.

       All of Perfumania's retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay all utility charges, insurance premiums, real estate taxes and certain other costs. Some of Perfumania's leases permit the termination of the lease if specified minimum sales levels are not met. See Note 13 to our Consolidated Financial Statements included in Item 8 hereof, for additional information with respect to our store leases.


ITEM 3.  LEGAL PROCEEDINGS

       We are involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters should not have a materially adverse effect on our financial position or result of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On January 24, 2003, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Ilia Lekach, Donovan Chin, Carole Ann Taylor, Joseph Bouhadana, Miles Raper, and James Fellus to the Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditors. The following table reflects the results of the meeting:

    ELECTION OF DIRECTORS:
    ---------------------

                                           SHARES       SHARES VOTED       SHARES VOTED      ABSTAIN/
            TOTAL                          VOTED             FOR              AGAINST        WITHHELD         NON-VOTES
    ---------------------                  -----     -----------------  -----------------  ------------     -------------

    Ilia Lekach                          2,316,892       2,297,125             --             19,767           92,439

    Donovan Chin                         2,316,892       2,298,350             --             18,542           92,439

    Carole Ann Taylor                    2,316,892       2,298,350             --             18,542           92,439

    James Fellus                         2,316,892       2,298,365             --             18,527           92,439

    Joseph Bouhadana                     2,316,892       2,298,365             --             18,527           92,439

    Miles Raper                          2,316,892       2,298,365             --             18,527           92,439

    RATIFICATION OF AUDITORS:
    ------------------------

                                                SHARES         SHARES VOTED     SHARES VOTED      ABSTAIN/
             TOTAL                               VOTED              FOR            AGAINST        WITHHELD       NON-VOTES
    ----------------------                     ---------    ----------------  -----------------  ------------  ------------

    Ratify Appointment of Deloitte &           2,316,892       2,310,048           3,744           3,100         92,439
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

                  FISCAL 2002            HIGH           LOW
               -----------------    ------------   ------------

               First Quarter              $3.32          $2.00
               Second Quarter              5.45           2.40
               Third Quarter               5.50           3.80
               Fourth Quarter              4.25           3.69

                 FISCAL 2001            HIGH           LOW
               -----------------    ------------   ------------

               First Quarter              $4.76          $2.12
               Second Quarter              4.48           2.80
               Third Quarter               4.40           2.20
               Fourth Quarter              4.12           2.04




       As of April 17, 2003, there were 67 holders of record, which excluded Common Stock held in street name. The closing sales price for the Common Stock on April 17, 2003 was $3.15 per share.

REVERSE STOCK-SPLIT

       Our Board of Directors authorized a one-for-four reverse stock-split of our outstanding shares of common stock for shareholders of record on March 20, 2002. Accordingly, all share and per share data shown in this Form 10-K have been retroactively adjusted to reflect this reverse stock split.

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

       Our fiscal year ends on the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 2002 refers to the fiscal year that began on February 3, 2002 and ended on February 1, 2003. Fiscal year 2000 included 53 weeks as compared to 52 weeks for all other years presented.

                                                                             FISCAL YEAR ENDED
                                               -----------------------------------------------------------------------------------

                                               FEBRUARY 1, 2003 FEBRUARY 2, 2002 FEBRUARY 3, 2001 JANUARY 29, 2000 JANUARY 30, 1999
                                               ---------------- ---------------- ---------------- ---------------- ----------------

                                                            (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, retail division                     $       199,369  $      184,142   $       185,371  $       155,953  $       134,790
Net sales, wholesale division                            2,145           9,210            21,199           36,975           40,466
                                               ---------------- ---------------- ---------------- ---------------- ----------------
  Total net sales                                      201,514         193,352           206,570          192,928          175,256
                                               ---------------- ---------------- ---------------- ---------------- ----------------
Gross profit, retail division                           84,159          78,468            79,218           68,613           57,072
Gross profit, wholesale division                           435           1,767             4,216            7,019            7,545
                                               ---------------- ---------------- ---------------- ---------------- ----------------
  Total gross profit                                    84,594          80,235            83,434           75,632           64,617
                                               ---------------- ---------------- ---------------- ---------------- ----------------
Selling, general & administrative expenses              76,178          72,918            79,884           71,354           72,502
Provision for doubtful accounts                              -              55                55               60                -
Provision for impairment of receivable from afiliate     1,961               -                 -                -                -
Provision (recovery) for impairment of assets
  and store closings                                       663             727              (506)           3,427            1,035
Depreciation & amortization                              6,024           6,825             5,819            4,725            4,480
                                               ---------------- ---------------- ---------------- ---------------- ----------------
  Total operating expenses                              84,826          80,525            85,252           79,566           78,017
                                               ---------------- ---------------- ---------------- ---------------- ----------------
Loss from operations before other
  income (expense)                                        (232)           (290)           (1,818)          (3,934)         (13,400)
Other income (expense)
  Interest expense, net                                 (1,883)         (3,095)           (8,179)          (6,589)          (4,882)
  Share of loss of partially-owned affiliate                 -               -            (1,388)          (3,165)               -
  Gain on sale of affiliate's common stock                   -               -             9,999           14,974                -
  Realized loss on investments                            (711)              -            (4,819)               -                -
  Miscellaneous (expense) income, net                        -             (18)               85             (118)             645
                                               ---------------- ---------------- ---------------- ---------------- ----------------
Income (loss) before income taxes                       (2,826)         (3,403)           (6,120)           1,168          (17,637)
Benefit (provision) for income taxes                         -             211                 -             (124)          (1,337)
                                               ---------------- ---------------- ---------------- ---------------- ----------------
Net income (loss)                              $        (2,826) $       (3,192)  $        (6,120) $         1,044  $       (18,974)
                                               ================ ================ ================ ================ ================
Weighted average shares outstanding:
  Basic                                              2,528,326       2,420,467         2,360,456        2,054,660        1,664,971
  Diluted                                            2,528,326       2,420,467         2,360,456        2,566,905        1,664,971

Basic income (loss) per share                  $         (1.12) $        (1.32)  $         (2.59)  $         0.51  $        (11.40)
Diluted income (loss) per share                $         (1.12) $        (1.32)  $         (2.59)  $         0.41  $        (11.40)

SELECTED OPERATING DATA:
Number of stores open at end of period                     238             247               257              276              289
Comparable store sales increase                           10.2%            2.5%             16.9%            12.9%             0.0%

BALANCE SHEET DATA:
Working capital (deficiency)                   $         1,804  $        2,760   $       7,015     $        8,687  $        (3,835)
Total assets                                           103,423         102,559         107,329            105,656           95,129
Long-term debt, less current portion (1)                 7,600           5,204          11,531              5,032            3,404
Total shareholders' equity                              21,853          22,603          26,395             30,689           17,636



(1) Amount indicates redeemable common equity of $471 as of January 30, 1999 but does not include long-term severance payables of $284, $191 and $1,038 as of February 3, 2001, January 29, 2000 and January 30, 1999, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

       Perfumania's retail division accounts for most of our net sales and gross profit. Perfumania's overall profitability depends principally on our ability to attract customers and successfully conclude retail sales. Other factors affecting our profitability include general economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effect of special promotions offered by Perfumania.

       The following table sets forth items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:


                                            PERCENTAGE OF NET SALES

                                                                                         FISCAL YEAR
                                                                             ---------------------------------
                                                                               2002        2001         2000
                                                                             --------    --------     --------
          Net sales, retail division..................................         98.9%       95.2%        89.7%
          Net sales, wholesale division...............................          1.1         4.8         10.3
                                                                             --------    --------     --------
             Total net sales..........................................        100.0       100.0        100.0
                                                                             --------    --------     --------
          Gross profit, retail division...............................         42.2        42.6         42.7
          Gross profit, wholesale division............................         20.3        19.2         19.9
                                                                             --------    --------     --------
             Total gross profit.......................................         42.0        41.4         40.4
                                                                             --------    --------     --------
          Selling, general and administrative expenses                         37.8        37.7         38.7
          Provision  for impairment of receivable from affiliate                1.0          --           --
          Provision (recovery) for impairment of assets and
             store closings...........................................          0.3         0.4         (0.2)
          Depreciation and amortization...............................          3.0         3.5          2.8
                                                                             --------    --------     --------
             Total operating expenses.................................         42.1        41.6         41.3
                                                                             --------    --------     --------
          Loss from operations before other income (expense)..........         (0.1)       (0.2)        (0.9)
                                                                             --------    --------     --------
          Other income (expense):
             Interest expense, net....................................         (0.9)       (1.6)        (4.0)
             Equity in loss of partially-owned affiliate                         --          --         (0.7)
             Gain on sale of affiliate's common stock                            --          --          4.9
             Realized loss on investments.............................         (0.4)         --         (2.3)
             Miscellaneous expense, net...............................           --          --           --
                                                                             --------    --------     --------
          Loss before income taxes....................................         (1.4)       (1.8)        (3.0)
          Benefit for income taxes....................................           --         0.1           --
                                                                             --------    --------     --------
          Net loss....................................................         (1.4)%      (1.7)%       (3.0)%
                                                                             --------    --------     --------











RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

       Some of the  statements  in this  annual  report,  including  those  that
contain  the  words  "anticipate,"   "believe,"  "plan,"  "estimate,"  "expect,"
"should," "intend" and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of our company or our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements.

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

PERFUMANIA NEEDS TO SUCCESSFULLY MANAGE ITS GROWTH

       Perfumania may not be able to sustain the growth in revenues that it has achieved historically. Perfumania's growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. It is possible that Perfumania's new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations.

PERFUMANIA COULD BE SUBJECT TO LITIGATION BECAUSE OF THE MERCHANDISING ASPECT OF ITS BUSINESS

       Some of the merchandise Perfumania purchases from suppliers is manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. The owner of a particular trademark or copyright may challenge Perfumania to demonstrate that the specific merchandise was produced and sold with the proper authority and if Perfumania is unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise. This type of restriction could adversely affect Perfumania's business and results of operations.



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

WE ARE SUBJECT TO INTENSE COMPETITION

       Some of Perfumania's competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania's stores compete on the basis of selling price, customer service, merchandise variety and store location. Many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our products or services.

PERFUMANIA'S BUSINESS MAY BE AFFECTED BY THE CONTINUING ECONOMIC DOWNTURN

       Sales levels at Perfumania's retail stores may be adversely affected during fiscal year 2003 and beyond by the continuing economic downturn and recession in the United States. Due to increased unemployment, stagnant business growth rates and the continuing poor performance of the stock market, consumer spending in general and especially on discretionary items, may decline. The length of this economic downturn may adversely impact our business and the results of our operations in the future.

EFFECT OF WAR IN IRAQ

       The recent military action taken by the United States and other nations in Iraq may cause a disruption to commerce throughout the world. To the extent that such disruptions further slow the global economy and negatively impact consumer spending in the United States, our business and the results of our operations in fiscal year 2003 and beyond may be adversely affected. We are unable to predict whether the threat of new terrorist attacks in the United States or the military action in Iraq will have a long-term adverse effect on our business.

EXPANDING OUR BUSINESS THROUGH ACQUISITIONS AND INVESTMENTS IN OTHER BUSINESSES AND TECHNOLOGIES PRESENTS SPECIAL RISKS

       We may expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

          o difficulty integrating acquired technologies, operations, and personnel with our existing business;
          o diversion of management's attention in connection with both negotiating the acquisitions and integrating the assets;
          o    the need for additional financing;
          o strain on managerial and operational resources as management tries to oversee larger operations; and
          o    exposure to unforeseen liabilities of acquired companies.


       We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions.

CRITICAL ACCOUNTING POLICIES

       Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies can be found in Notes to the Consolidated Financial Statements as Note 2.

       We have also identified certain accounting policies that we consider critical to understanding our business and our results of operations and have provided below additional information on those policies.

Inventory Adjustments and Reserves

       Inventories are stated at the lower of cost or market. We review our inventory on a regular basis for excess and potentially slow moving inventory based on prior sales, future sales forecasts and through specific identification of obsolete or damaged merchandise.

Impairment of Long-Lived Assets

When facts and circumstances indicate that the values of long-lived assets, including intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Inherent in this process is significant management judgment as to the projected cash flows.

Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Cash flows for retail assets are identified at the individual store level. Judgments are also made as to whether under-performing stores should be closed. Even if a decision has been made not to close an under-performing store, the assets at that store may be impaired.

COMPARISON OF FISCAL YEARS 2002 AND 2001

       Net sales increased 4.2% from $193.4 million in fiscal year 2001 to $201.5 million in fiscal year 2002. The increase in net sales during fiscal year 2002 was due to an 8.3% increase in retail sales (from $184.1 million to $199.4 million) and a decrease in wholesale sales (from $9.2 million to $2.1 million). The increase in sales was principally due to a 10.2% increase in comparable store sales. The average number of stores operated decreased from 250 during fiscal year 2001 to 242 in fiscal year 2002. The increase in Perfumania's comparable store sales was due to an improved merchandise assortment and product promotions at our retail stores. The decrease in wholesale sales was due to management's decision to concentrate on the more profitable retail operations.

       Gross profit increased 5.4% from $80.2 million in fiscal year 2001 (41.4% of total net sales) to $84.6 million in fiscal year 2002 (42.0% of total net sales) as a result of higher sales and gross profit in the retail division offset by lower sales and gross profit in the wholesale division.

       Gross profit for the retail division increased 7.3% from $78.5 million in fiscal year 2001 to $84.2 million in fiscal year 2002, principally as a result of higher retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased slightly from 42.6% in fiscal year 2001 to 42.2% in fiscal year 2002.

       Gross profit for the wholesale division decreased from $1.8 million in fiscal year 2001 to $0.4 million in fiscal year 2002. The wholesale division's gross margin in fiscal 2002 was 20.3% compared to 19.2% in fiscal year 2001. The decrease in gross profit was due to lower wholesale sales. Wholesale sales historically yield a lower gross margin compared to retail sales.

       Selling, general and administrative expenses increased 4.5% from $73.0 million in fiscal year 2001 to $76.2 million in fiscal year 2002. As a percentage of net sales, selling, general and administrative expenses increased slightly from 37.7% in fiscal year 2001 to 37.8% in fiscal year 2002. The increase is attributable primarily to higher employee compensation costs, including incentive compensation paid to store personnel due to higher retail sales. The majority of our selling, general and administrative expenses relate to the retail division.

       Provision for impairment of receivable from an affiliate was $2.0 million during fiscal year 2002 and represents a provision for a receivable which management has determined may not be collectible. No comparable receivable impairment was recorded during fiscal year 2001. See further discussion at Note 6 of the Notes to Consolidated Financial Statements.

       A provision for impairment of assets and store closings of $0.7 million was recorded in both fiscal years 2002 and 2001. The asset impairment charges in both fiscal years relate to retail store locations with negative cash flows that were either closed or are targeted for closure.

       Loss from operations was $0.2 million in fiscal year 2002 compared with $0.3 million in fiscal year 2001 despite the provision for impairment of receivable from an affiliate of $2.0 million in fiscal year 2002.

       We define EBITDA(a), as loss from operations less depreciation and amortization. EBITDA decreased 11.4% or $0.7 million from $6.5 million in fiscal year 2001 to $5.8 million in fiscal year 2002. The decrease was due to a provision for impairment of receivable from an affiliate and an increase in selling, general and administrative expenses, offset by an increase in gross profit. EBITDA should not be considered as an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, or as a measure of liquidity. Management believes EBITDA provides meaningful additional information on our operating results. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.

       Depreciation and amortization decreased $0.8 million, or 11.7%, in fiscal year 2002 compared to fiscal year 2001 due primarily to the adoption of SFAS 142 on February 3, 2002 which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives.

       Interest expense (net) decreased from $3.1 million in fiscal year 2001 to $1.9 million in fiscal year 2002. The decrease was primarily due to lower interest rates and a reduction in the outstanding balance of convertible notes payable.

       Realized loss on investments of $0.7 million in fiscal year 2002 is due to a decline in the market prices on securities available for sale which resulted in the Company recording a non-cash charge. See further discussion at
Note 11 of the Notes to Consolidated Financial Statements.

       As a result of the foregoing, we had a net loss of $2.8 million in fiscal year 2002 compared to a net loss of $3.2 million in fiscal year 2001.

COMPARISON OF FISCAL YEARS 2001 AND 2000

       Net sales decreased 6.4% from $206.6 million in fiscal year 2000 to $193.4 million in fiscal year 2001. The decrease in net sales during fiscal year 2001 was due to a slight decrease in retail sales (from $185.4 million to $184.1 million) and a 56.6% decrease in wholesale sales (from $21.2 million to $9.2 million). The decrease in retail sales was due to a reduction in the average number of stores operated, from 264 during fiscal year 2000 to 250 in fiscal year 2001 as well as weakness in the United States economy. Comparable retail store sales increased 2.5% in fiscal year 2001 compared with fiscal year 2000. The increase in Perfumania's comparable store sales was due to an improved merchandise assortment and product promotions at our retail stores. The decrease in wholesale sales was due to our continuing strategic initiative to redirect our managerial, administrative and inventory resources to our retail operations.

       Gross profit decreased 4.0% from $83.4 million in fiscal year 2000 (40.4% of total net sales) to $80.2 million in fiscal year 2001 (41.4% of total net sales) as a result of lower sales and gross profit in both the retail and wholesale divisions.

       Gross profit for the retail division decreased 1.1% from $79.2 million in fiscal year 2000 to $78.5 million in fiscal year 2001, principally as a result of lower retail sales volume. As a percentage of net retail sales, gross profit for the retail division decreased from 42.7% in fiscal year 2000 to 42.5% in fiscal year 2001.

       Gross profit for the wholesale division decreased from $4.2 million in fiscal year 2000 to $1.8 million in fiscal year 2001. The wholesale division's gross margin in fiscal 2001 was 19.2% compared to 19.9% in fiscal year 2000. The decrease in gross profit was due to lower wholesale sales. Wholesale sales historically yield a lower gross margin when compared to retail sales.

       Selling, general and administrative expenses decreased 8.7% from $79.9 million in fiscal year 2000 to $72.9 million in fiscal year 2001. The decrease was attributable to lower store operating expenses resulting from a reduction in the average number of stores operated from 264 during fiscal year 2000 to 250 in fiscal year 2001 as well as better expense control. Also, approximately $1.1 million of severance costs were incurred in fiscal year 2000 for various senior management whose employment with the Company was terminated in that year. We also incurred additional payroll and other administrative costs associated with our reorganization into a holding company in fiscal year 2000. As a percentage of net sales, selling, general and administrative expenses decreased from 38.7% in fiscal year 2000 to 37.7% in fiscal year 2001. The majority of our selling, general and administrative expenses relate to the retail division.

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

       As a result of the foregoing, loss from operations was $0.3 million in fiscal year 2001 compared with $1.8 million in fiscal year 2000.

       EBITDA(a) increased 63.3% or $2.5 million from $4.0 million in fiscal year 2000 to $6.5 million in fiscal year 2001. The increase was primarily attributable to decreases in selling, general and administrative expenses described above.

       Depreciation and amortization increased $1.0 million, or 17.3%, in fiscal year 2001 compared to fiscal year 2000 due primarily to amortization of goodwill related to the acquisition of perfumania.com in May 2000 (see Note 11 of Notes to Consolidated Financial Statements) and to increases in capital spending for systems improvements over the past two years.

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

       Gain on the sale of an affiliate's common stock totaled $10.0 million in fiscal year 2000; the gain was attributable to the sale of 600,000 shares of Envision Development Corporation ("EDC") and the exchange of 400,000 shares of EDC common stock for the acquisition of perfumania.com.

       Realized loss on investments totaled $4.8 million in fiscal year 2000. The losses were primarily attributable to realized losses of approximately $1.1 million on the sale of securities and a decline in the market prices on securities available for sale which resulted in the Company recording a non-cash charge of $3.7 million.

       As a result of the foregoing, we had a net loss of $3.2 million in fiscal year 2001 compared to a net loss of $6.1 million in fiscal year 2000.


                                                      FISCAL YEARS
                                   ----------------------------------------------------
EBITDA Reconciliation (a):              2002               2001              2000
--------------------------------   ----------------------------------------------------


Loss from operations               $     (232,183)     $   (290,050)     $  (1,817,450)

Depreciation and amortization           6,024,400         6,824,861          5,818,964
                                   ---------------     -------------     --------------

EBITDA                             $    5,792,217      $  6,534,811      $   4,001,514
                                   ===============     =============     ==============


LIQUIDITY AND CAPITAL RESOURCES

       Our principal capital requirements for operating purposes are to fund Perfumania's inventory purchases, renovate existing stores and selectively open new stores. During fiscal years 2002 and 2001, we financed these requirements primarily through cash flows from operations, borrowings under our line of credit, capital equipment leases and other short-term borrowings.

       Perfumania's three year senior secured credit facility with GMAC Commercial Finance LLC ("GMAC") provides for borrowings of up to $40.0 million, of which $32.1 million was outstanding and $0.9 million was available as of February 1, 2003, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of February 1, 2003, the credit facility bore interest at 3.4%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on our Chairman and Chief Executive Officer. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of February 1, 2003, Perfumania was in compliance with all financial covenants of the credit facility.

       Pursuant to the terms of the credit agreement with GMAC, the credit facility was extended from May 13, 2003 to May 13, 2004.

       In October 2000, we entered into a capital lease of approximately $3.9 million of new point-of-sale equipment for our retail stores. The lease is for a thirty-six month term. Approximately $1.1 million remains outstanding as of February 1, 2003.

       In April 1999 and July 1999, we issued an aggregate of $2.0 million Series A and $2.0 million Series B Convertible Notes, respectively. The Series A and Series B Notes were convertible into our common stock, bore interest at 8% and any remaining non-redeemed portion was payable in full in April 2002 and July 2002, respectively. In April 2002 and December 2002, we repaid the Series A and Series B debt, respectively. The conversion price was the lower of (A) $4.35 per share for the Series A Notes and $3.41 per share for the Series B Notes, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price could have been adjusted pursuant to antidilution provisions in the convertible notes.

       On March 9, 2000 and March 27, 2000, we issued an aggregate of $4.0 million of Series C Convertible Notes and $5.0 million of Series D Convertible Notes, respectively. The notes are convertible into our common stock, bear interest at 8% and were payable in full in March 2003. The conversion price is the lower of (A) $9.58 per share for the Series C and $7.76 for the Series D, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible notes.

         In February 2001, we entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with the holders of our outstanding Series A, B, C, and D Convertible Notes. The Agreement provided that we had the monthly option to repurchase the then outstanding $8.8 million convertible notes over an eleven-month period, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varied as per a specified redemption schedule. In the event that we made redemption payments as per the schedule, the note holders were restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into our common stock. During fiscal year 2001, we repaid $4.1 million to the note holders. As of February 1, 2003 the Series A and B Convertible Notes had been repaid in full.

       In February 2002, we entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with the holders of our outstanding Series C and D Convertible Notes. The Agreement provides that we have the monthly option to repurchase the approximate $4.9 million outstanding notes over an eleven month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that we exercise our monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into our common stock. During fiscal year 2002, we repaid approximately $4.2 million to the note-holders.

       In December 2002, we entered into an Amendment to the February 2002 Convertible Note Option Repurchase Agreement. The Amendment provides an extension of the maturity date of the Series C and D Convertible Notes to September 15, 2003 with a monthly option to repurchase the approximately $1.2 million in Notes over the extended maturity date.

       The holders of all the remaining Convertible Notes are restricted from converting to the extent that the holder owns more than 9.9% of our outstanding common stock.

       In accordance with accounting literature, when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, or a "beneficial conversion feature", which should be recognized as a return to the debt holders. Based on the market price of our common stock at the date of issuance, our Series C and Series D Notes had beneficial conversion features of approximately $1.2 million and $1.4 million, respectively, at such point in time which represented a non-cash charge that is included in interest expense on the accompanying consolidated statement of operations in fiscal year 2000.

       In December 1999, we loaned $1.0 million to TTA pursuant to the terms of a convertible promissory note. The principal balance of the note was payable on December 20, 2001, and interest, which accrued at a rate of 6% per annum, was payable semi-annually commencing June 2000. We had the right to convert, for a period of 14 days after TTA's initial public offering, all of the principal amount of the note into shares of TTA's common stock at a conversion price per share equal to the initial public offering price. TTA commenced its initial public offering on June 13, 2000 and we converted the $1.0 million note into 138,889 shares of TTA's common stock.

       Due to the uncertainty of TTA's initial public offering and collectability of the note, we wrote off the principal balance of the note and related interest receivable as of February 3, 2001. As a result of TTA's successful initial public offering which occurred on June 13, 2000, the $1.0 million principal balance and related interest previously written off was reversed in the first quarter of fiscal 2000.

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

       On October 12, 2000, we borrowed $500,000 from TTA. The loan was unsecured, matured on December 31, 2000 and bore interest at the rate charged by our major lender. The loan was repaid in December 2000.

       On September 30, 2002 and June 30, 2001, Perfumania signed $3.0 million subordinated note agreements with Parlux. The notes were in consideration for the reduction of $3.0 million in trade payables due to Parlux. The notes were due on March 31, 2003 and March 31, 2002 with various periodic principal payments, bore interest at prime plus 1% and was subordinated to all bank related indebtedness. As of February 1, 2003 and February 2, 2002, the outstanding principal balance due on the notes was $100,000. The notes were repaid in full in April 2003 and April 2002, respectively.

       In fiscal year 2002, net cash provided by operating activities was approximately $8.7 million compared with $14.3 million in fiscal year 2001. The decrease in net cash provided by operating activities was principally a result of the net change in our accounts payable to affiliates and non-affiliates.

       Net cash used in investing activities in fiscal year 2002 was approximately $1.9 million, principally due to capital expenditures related to opening new stores and renovating existing stores. We intend to focus on continuing to improve the profitability of our existing stores and anticipate that we will open no more than 10 stores in fiscal 2003. Currently, our average capital expenditure for opening a store is approximately $130,000, including furniture and fixtures, equipment, build-out costs and other items. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $150,000 during the first fiscal quarter to approximately $200,000 during the Christmas holiday season.

       In fiscal year 2002, net cash used in financing activities was $5.4 million. This was principally due to the use of $4.2 million to redeem convertible notes payable, $3.0 million to repay subordinated debt, and $1.8 million for capital lease obligations. These amounts paid were partially offset by the net proceeds from a note receivable and interest from Ilia Lekach in the amount of $3.0 million and bank borrowings of approximately $0.9 million.

       In December 1999, our Board of Directors approved the repurchase by the Company of up to 375,000 shares of our common stock, reflecting its belief that our common stock represented a significant value at its then current trading price. In January 2001, the Board approved an increase in the stock repurchase program by an additional 250,000 shares and in February 2002, the Board approved an increase in the stock repurchase program by an additional 250,000 shares. Pursuant to these authorizations, we have repurchased approximately 780,000 shares of common stock for approximately $7.1 million during fiscal 2000, 2001 and 2002, including approximately 13,000 shares for $47,000 in fiscal year 2002.

       Management believes that Perfumania's borrowing capacity under the credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support our working capital needs, capital expenditures and debt service for at least the next twelve months.

SEASONALITY AND QUARTERLY RESULTS

       Our operations historically have been seasonal, with higher sales in the fourth fiscal quarter than the other three fiscal quarters. Significantly higher fourth quarter retail sales result from increased purchases of fragrances as gift items during the Christmas holiday season. Our quarterly results may vary due to the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Results of any interim period are not necessarily indicative of the results that may be expected during a full fiscal year.

RECENT ACCOUNTING STANDARDS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This Statement affected our treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. Intangible assets with estimated useful lives will continue to be amortized over those periods. Goodwill amortization will no longer be recorded. The adoption of SFAS No. 142 in fiscal year 2002 did not have a significant impact on our financial position or results of operations.

       In accordance with SFAS No. 142, we conducted an internal valuation based on discounted future cash flows of perfumania.com (see Note 3 for further discussion). Based on this valuation, no significant impairment was identified. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets, which are no longer being amortized. On an as adjusted basis, basic and diluted loss per share for fiscal years 2002, 2001 and 2000, respectively, are adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142.

                                                             FISCAL YEARS
                                            ------------------------------------------------
                                                2002              2001            2000
                                            --------------   ---------------  --------------

Net loss as reported                        $  (2,825,700)   $   (3,191,657)  $  (6,120,291)
Goodwill amortization                                   -           573,051         436,236
                                            --------------   ---------------  --------------
  Adjusted net loss                         $  (2,825,700)   $   (2,618,606)  $  (5,684,055)
                                            ==============   ===============  ==============

Basic loss per share
  Reported basic loss per share             $       (1.12)   $        (1.32)  $       (2.59)
  Goodwill amortization                                 -              0.24            0.18
                                            --------------   ---------------  --------------
  Adjusted basic loss per share             $       (1.12)   $        (1.08)  $       (2.41)
                                            ==============   ===============  ==============

Diluted loss per share
  Reported diluted loss per share           $       (1.12)   $        (1.32)  $       (2.59)
  Goodwill amortization                                 -              0.24            0.18
                                            --------------   ---------------  --------------
  Adjusted diluted loss per share           $       (1.12)   $        (1.08)  $       (2.41)
                                            ==============   ===============  ==============


       In July  2001,  the  FASB  issued  SFAS No.  143,  Accounting  For  Asset
Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. We do not expect a significant impact on our financial position and results of operations from the adoption of this Statement.

       In October 2001, the FASB issued SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 in fiscal year 2002 did not have a significant impact on our financial position and results of operations.

       In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to have a significant effect on our financial position and results of operations.

       In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of the Statement are effective for exit of disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect a significant impact on our financial position and results of operations from the adoption of this Statement.

       In September 2002, the FASB Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration (as that term is defined in EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products) received from a vendor. EITF 02-16 did not have a material effect on our financial position and results of operation.

       In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligations undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after
December 31, 2002 and are not expected to have a material effect on the Company's financial position and results of operations. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 31, 2002.

       In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.


                                                                            FISCAL YEARS
                                                      ---------------------------------------------------------
                                                            2002                2001               2000
                                                      ------------------  -----------------  ------------------
Net loss as reported:                                 $      (2,825,700)  $     (3,191,657)  $      (6,120,291)
 Deduct: Total stock based employee
  compensation expense included in reported
  net loss, net                                                       -                  -                   -
 Add: Total stock based employee
  compensation expense not included in reported
  net loss, net                                       $        (478,449)  $       (396,704)  $        (565,061)
                                                      ------------------  -----------------  ------------------

Proforma net loss:                                    $      (3,304,149)  $     (3,588,361)  $      (6,685,352)
                                                      ==================  =================  ==================

Proforma net loss per share:
 Basic                                                $           (1.31)  $          (1.47)  $           (2.84)
                                                      ==================  =================  ==================
 Diluted                                              $           (1.31)  $          (1.47)  $           (2.84)
                                                      ==================  =================  ==================


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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       We conduct business in the United States where the functional currency of the country is the United States dollar. As a result, we are not at risk to any foreign exchange translation exposure on a prospective basis.

       Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of February 1, 2003 and February 2, 2002, our primary source of funds for working capital and other needs is a line of credit that provides for borrowings up to $40.0 million.

       Of the $42.1 million and $39.2 million of short-term and long-term borrowings on our balance sheet as of February 1, 2003 and February 2, 2002, respectively, approximately 23.7% and 20.4%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate ranging from (a) prime less .075% to prime plus 1.0%, or (b) LIBOR plus 1.75% to 3.5% depending on a financial ratio test. For fiscal year 2002, the credit facility bore interest at an average rate of 4.1%. A hypothetical 10% adverse move in interest rates would increase fiscal years 2002 and 2001 interest expense by approximately $0.1 million and $0.3 million, respectively.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The financial information and the supplementary data required in response to this Item are as follows:

                                                                                                            PAGE
                                                                                                            ----

                   E Com Ventures, Inc. and Subsidiaries

                   Independent Auditors' Report........................................................      23

                   Consolidated Balance Sheets as of February 1, 2003 and February 2, 2002.............      24

                   Consolidated Statements of Operations for the Fiscal Years Ended February 1, 2003,
                   February 2, 2002 and February 3, 2001...............................................      25

                   Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended
                   February 1, 2003,   February 2, 2002, and February 3, 2001..........................      26

                   Consolidated Statements of Cash Flows for the Fiscal Years Ended February 1, 2003,
                   February 2, 2002, and February 3, 2001..............................................      27

                   Notes to Consolidated Financial Statements..........................................      28
                   Schedule II - Valuation and Qualifying Accounts and Reserves........................      45


INDEPENDENT AUDITORS' REPORT



To the Board of Directors of
E Com Ventures, Inc.:


We have audited the accompanying consolidated balance sheets of E Com Ventures, Inc. and subsidiaries (the "Company") as of February 1, 2003 and February 2, 2002, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended February 1, 2003. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E Com Ventures, Inc. and subsidiaries as of February 1, 2003 and February 2, 2002, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for intangible assets to conform to Statement of Financial Accounting Standard No. 142.


/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants


Miami, Florida
April 18, 2003

                      E COM VENTURES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS:                                                        FEBRUARY 1, 2003                FEBRUARY 2, 2002
                                                         -----------------------------     -------------------------
Current assets:
Cash and cash equivalents                                $                  2,964,645      $              1,600,787
Trade receivables, net                                                        744,456                       635,240
Advances to suppliers                                                       1,814,935                     3,426,525
Inventories, net                                                           68,717,163                    68,387,570
Prepaid expenses and other current assets                                   1,169,524                     1,336,287
Receivable from affiliate                                                           -                       811,169
Investments available for sale                                                210,607                     1,313,740
                                                         -----------------------------     -------------------------
  Total current assets                                                     75,621,330                    77,511,318

Property and equipment, net                                                24,556,691                    21,348,967
Goodwill and other intangible assets                                        2,508,775                     2,740,315
Other assets, net                                                             735,828                       958,026
                                                         -----------------------------     -------------------------
  Total assets                                           $                103,422,624      $            102,558,626
                                                         =============================     =========================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                      $                 32,081,831      $             30,734,662
Current portion of long-term debt                                              31,860                       454,219
Accounts payable, non-affiliates                                           20,905,826                    17,924,889
Accounts payable, affiliates                                               13,331,718                    16,767,667
Accrued expenses and other liabilities                                      5,168,634                     5,956,743
Subordinated note payable, affiliate                                          100,000                       100,000
Current portion of obligations under capital leases                           981,784                     1,664,827
Current portion of convertible notes payable                                1,215,215                     1,148,429
                                                         -----------------------------     -------------------------
  Total current liabilites                                                 73,816,868                    74,751,436

Long-term debt, less current portion                                                -                        31,860
Long-term portion of obligations under capital leases                       7,752,315                     1,076,106
Convertible notes payable                                                           -                     4,095,811
                                                         -----------------------------     -------------------------
  Total liabilities                                                        81,569,183                    79,955,213
                                                         -----------------------------     -------------------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $0.10 par value, 1,000,000
   shares authorized, none issued                                                   -                             -
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,215,761 and 2,980,305 shares issued
   in fiscal years 2002 and 2001, respectively                                 32,158                        29,803
Additional paid-in capital                                                 71,387,794                    71,455,401
Treasury stock, at cost, 779,952 and 766,802 shares
   in fiscal years 2002 and 2001, respectively                             (7,085,940)                   (7,038,638)
Accumulated deficit                                                       (42,028,563)                  (39,202,863)
Notes and interest receivable from shareholder and officer                   (311,604)                   (2,881,624)
Accumulated other comprehensive (loss) income                                (140,404)                      241,334
                                                         -----------------------------     -------------------------
  Total shareholders' equity                                               21,853,441                    22,603,413
                                                         -----------------------------     -------------------------
  Total liabilities and shareholders' equity             $                103,422,624      $            102,558,626
                                                         =============================     =========================


          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE FISCAL YEARS ENDED
                                                     -------------------------------------------------------------
                                                     FEBRUARY 1, 2003     FEBRUARY 2, 2002      FEBRUARY 3, 2001
                                                     ------------------   ------------------   -------------------

Net sales                                            $     201,513,897    $     193,351,611    $      206,569,581
Cost of goods sold                                         116,919,385          113,116,861           123,135,117
                                                     ------------------   ------------------   -------------------
Gross profit                                                84,594,512           80,234,750            83,434,464
                                                     ------------------   ------------------   -------------------

Operating expenses:
  Selling, general and administrative expenses              76,177,549           72,972,938            79,938,537
  Provision for impairment of receivable
      from an affiliate                                      1,961,355                    -                     -
  Provision (recovery) for impairment of
      assets and store closings                                663,391              727,001              (505,587)
  Depreciation and amortization                              6,024,400            6,824,861             5,818,964
                                                     ------------------   ------------------   -------------------
    Total operating expenses                                84,826,695           80,524,800            85,251,914
                                                     ------------------   ------------------   -------------------

Loss from operations                                          (232,183)            (290,050)           (1,817,450)
                                                     ------------------   ------------------   -------------------

Other income (expense):
  Interest expense:
    Affiliates                                                 (43,049)            (102,269)             (308,545)
    Other                                                   (2,029,290)          (3,293,929)           (8,230,910)
                                                     ------------------   ------------------   -------------------
                                                            (2,072,339)          (3,396,198)           (8,539,455)
                                                     ------------------   ------------------   -------------------
  Interest income:
    Affiliates                                                 173,526              272,944               287,649
    Other                                                       16,176               28,065                73,240
                                                     ------------------   ------------------   -------------------
                                                               189,702              301,009               360,889
                                                     ------------------   ------------------   -------------------

  Share of loss of partially-owned affiliate                         -                    -            (1,388,248)
  Gain on sale of affiliate's common stock                           -                    -             9,998,454
  Realized loss on investments                                (710,880)                   -            (4,819,441)
  Miscellaneous income (expense), net                                -              (17,716)               84,960
                                                     ------------------   ------------------   -------------------
    Total other income (expense)                              (710,880)             (17,716)           (4,302,841)
                                                     ------------------   ------------------   -------------------

Loss before income taxes                                    (2,825,700)          (3,402,955)           (6,120,291)
Benefit for income taxes                                             -              211,298                     -
                                                     ------------------   ------------------   -------------------
    Net loss                                         $      (2,825,700)   $      (3,191,657)   $       (6,120,291)
                                                     ==================   ==================   ===================

Basic loss per common share                          $           (1.12)   $           (1.32)   $            (2.59)
                                                     ==================   ==================   ===================
Diluted loss per common share                        $           (1.12)   $           (1.32)   $            (2.59)
                                                     ==================   ==================   ===================

Weighted average number of shares
  outstanding:
  Basic                                                      2,528,326            2,420,467             2,360,456
                                                     ==================   ==================   ===================
  Diluted                                                    2,528,326            2,420,467             2,360,456
                                                     ==================   ==================   ===================

          See accompanying notes to consolidated financial statements.


                      E COM VENTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
 FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003, FEBRUARY 2, 2002 AND FEBRUARY 3, 2001


                                                                                             Accumulated
                                    Common Stock        Additional      Treasury Stock          Other
                                  --------------------   Paid-In    ----------------------  Comprehensive    Accumulated
                                    Shares    Amount     Capital     Shares      Amount     Income (Loss)      Deficit
                                  ---------- --------- -----------  --------  ------------  -------------   -------------
Balance at January 29, 2000        2,320,597  $23,205  $65,509,755   203,912  $(3,419,957)   $          -   $(29,890,915)

Components of comprehensive loss:
  Net loss                                 -        -            -         -            -               -     (6,120,291)
  Unrealized loss on investments           -        -            -         -            -        (150,095)             -
  Total comprehensive loss                 -        -            -         -            -               -              -

Exercise of stock options             46,056      461      148,502         -            -               -              -
Purchase of treasury stock                 -        -            -   204,720   (2,223,420)              -              -
Conversion of debt and
  accrued interest to common
   stock                             563,917    5,640    3,719,252         -            -               -              -
Net change in notes
  and interest receivable from
  shareholder and officer                  -        -            -         -            -               -              -
Beneficial conversion
   feature of notes payable                -        -    2,636,764         -            -               -              -
                                  ---------- --------- -----------  --------  ------------  -------------   -------------


Balance at February 3, 2001        2,930,570   29,306   72,014,273   408,632   (5,643,377)       (150,095)   (36,011,206)

Components of comprehensive loss:
  Net loss                                 -        -            -         -            -               -     (3,191,657)
  Unrealized gain
    on investments                         -        -            -         -            -         391,429              -
  Total comprehensive loss                 -        -            -         -            -               -              -

Exercise of stock options              4,750       48        9,452         -            -               -              -
Purchase of treasury stock                 -        -            -   358,170   (1,395,261)              -              -
Conversion of debt and
  accrued interest to
  common stock                        44,985      449      115,009         -            -               -              -
Net change in notes and
  interest receivable from
  shareholder and officer                  -        -            -         -            -               -              -
Premium repayment of
  convertible notes payable                -        -     (683,333)        -            -               -              -
                                  ---------- --------- -----------  --------  ------------  -------------   -------------


Balance at February 2, 2002        2,980,305   29,803   71,455,401   766,802   (7,038,638)        241,334    (39,202,863)

Components of comprehensive loss:
  Net loss                                 -        -            -         -            -               -     (2,825,700)
  Unrealized loss
    on investments                         -        -            -         -            -        (381,738)             -
  Total comprehensive loss                 -        -            -         -            -               -              -

Exercise of stock options             59,808      598      112,949         -            -               -              -
Purchase of treasury stock                 -        -            -    13,150      (47,302)              -              -
Conversion of debt and
  accrued interest to
  common stock                       175,648    1,757      515,277         -            -               -              -
Net change in notes and
  interest receivable from
  shareholder and officer                  -        -            -         -            -               -              -
Premium repayment of
  convertible notes payable                -        -     (695,833)        -            -               -              -
                                  ---------- --------- -----------  --------  ------------  -------------   -------------

Balance at February 1, 2003        3,215,761  $32,158  $71,387,794   779,952  $(7,085,940)  $    (140,404)  $(42,028,563)
                                  ========== ========= ===========  ========  ============  =============   =============



                                     Notes and
                                Interest Receivable
                                 From Shareholders
                                    and Officers         Total
                                 ----------------- --------------
Balance at January 29, 2000        $  (1,532,649)  $   30,689,439
                                                   --------------
Components of comprehensive loss:
  Net loss                                     -      (6,120,291)
  Unrealized loss on investments               -        (150,095)
                                                   --------------
  Total comprehensive loss                     -      (6,270,386)
                                                   --------------
Exercise of stock options                      -         148,963
Purchase of treasury stock                     -      (2,223,420)
Conversion of debt and
  accrued interest to common
   stock                                       -       3,724,892
Net change in notes
  and interest receivable from
  shareholder and officer             (2,311,629)     (2,311,629)
Beneficial conversion
   feature of notes payable                    -       2,636,764
                                 ---------------   --------------

Balance at February 3, 2001           (3,844,278)     26,394,623
                                                   --------------
Components of comprehensive loss:
  Net loss                                     -      (3,191,657)
  Unrealized gain
    on investments                             -         391,429
                                                   --------------
  Total comprehensive loss                     -      (2,800,228)
                                                   --------------

Exercise of stock options                      -           9,500
Purchase of treasury stock                     -      (1,395,261)
Conversion of debt and
  accrued interest to
  common stock                                 -         115,458
Net change in notes and
  interest receivable from
  shareholder and officer                962,654         962,654
Premium repayment of
  convertible notes payable                    -        (683,333)
                                                   --------------

Balance at February 2, 2002           (2,881,624)     22,603,413
                                 ---------------   --------------

Components of comprehensive loss:
  Net loss                                     -      (2,825,700)
  Unrealized loss
    on investments                             -        (381,738)
                                                   --------------
  Total comprehensive loss                     -      (3,207,438)
                                                   --------------

Exercise of stock options                      -         113,547
Purchase of treasury stock                     -         (47,302)
Conversion of debt and
  accrued interest to
  common stock                                 -         517,034
Net change in notes and
  interest receivable from
  shareholder and officer              2,570,020       2,570,020
Premium repayment of
  convertible notes payable                    -        (695,833)
                                 ---------------   --------------
Balance at February 1, 2003      $      (311,604)  $  21,853,441
                                 ===============   ==============



 References to share amounts in the schedule above reflect the effect of the one for four reverse stock-split.
          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    FOR THE FISCAL YEARS ENDED
                                                               ----------------------------------------------------------------
                                                                February 1, 2003      February 2, 2002      February 3, 2001
                                                               --------------------  --------------------  --------------------

Cash flows from operating activities:
Net loss                                                              $ (2,825,700)         $ (3,191,657)         $ (6,120,291)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Provision for doubtful accounts                                                -                55,000                55,000
  Provision for impairment of receivable from affiliate                  1,961,355                     -                     -
  Gain on sale of affiliate's common stock                                       -                     -            (9,998,454)
  Provision (recovery) for impairment of assets and store closings         663,391               727,001              (505,587)
  Depreciation and amortization                                          6,024,400             6,824,861             5,818,964
  Share of loss of partially-owned affiliate                                     -                     -             1,388,248
  Realized loss on investments                                             710,880                     -             3,727,022
  Beneficial conversion feature of convertible notes payable                     -                     -             2,636,764
  Change in operating assets and liabilities:
    Trade receivables                                                     (109,215)            1,216,166              (731,026)
    Advances to suppliers                                                1,611,590             2,510,581            (3,381,647)
    Inventories                                                           (329,593)           (5,885,858)            8,656,891
    Prepaid expenses and other current assets                              166,763             1,515,592            (1,981,881)
    Due from affiliate                                                  (1,150,186)             (659,623)                    -
    Other assets                                                           216,091               278,757               507,663
    Accounts payable, non-affiliate                                     (4,593,171)            8,471,392            (3,728,334)
    Accounts payable, affiliate                                          7,138,159             3,438,808             7,062,496
    Accrued expenses and other liabilities                                (788,111)             (933,988)             (687,614)
    Income taxes payable                                                         -               (72,707)             (150,391)
                                                               --------------------  --------------------  --------------------
Net cash provided by operating activities                                8,696,653            14,294,325             2,567,823
                                                               --------------------  --------------------  --------------------

Cash flows from investing activities:
  Additions to property and equipment                                   (1,893,664)           (1,614,636)           (4,298,081)
  Acquisition, net of cash acquired                                              -                     -            (1,534,769)
  (Purchases) proceeds of investments available for sale                    10,515                     -            (1,497,027)
                                                               --------------------  --------------------  --------------------
Net cash used in investing activities                                   (1,883,149)           (1,614,636)           (7,329,877)
                                                               --------------------  --------------------  --------------------

Cash flows from financing activities:
  Net borrowings and (repayments) under bank line
    of credit and notes payable                                            892,950            (3,954,816)              691,439
  Principal payments under capital lease obligations                    (1,771,037)           (1,479,795)             (853,735)
  Net advances to shareholders and officers                               (400,000)             (171,000)           (2,311,629)
  Proceeds from note and interest receivable, shareholder and officer    2,970,020               692,702               779,594
  Repayments under subordinated debt                                    (3,000,000)           (2,900,000)           (6,500,000)
  Issuance of convertible notes payable                                          -                     -             9,000,000
  Repayments of convertible notes payable                               (4,207,824)           (4,100,000)             (245,000)
  Proceeds from sale of affiliate's common stock                                 -                     -             6,500,000
  Proceeds from exercise of stock options                                  113,547                 9,500               148,963
  Purchases of treasury stock                                              (47,302)           (1,395,261)           (2,223,420)
                                                               --------------------  --------------------  --------------------
    Net cash (used in ) provided by financing activities                (5,449,646)          (13,298,670)            4,986,212
                                                               --------------------  --------------------  --------------------
(Decrease) increase in cash and cash equivalents                         1,363,858              (618,981)              224,158
Cash and cash equivalents at beginning of period                         1,600,787             2,219,768             1,995,610
                                                               --------------------  --------------------  --------------------
Cash and cash equivalents at end of period                            $  2,964,645          $  1,600,787          $  2,219,768
                                                               ====================  ====================  ====================


          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE FISCAL YEARS ENDED FEBRUARY 1, 2003,
                     FEBRUARY 2, 2002 AND FEBRUARY 3, 2001


NOTE 1 - NATURE OF BUSINESS

       E Com Ventures, Inc., a Florida Corporation (the "Company"), is structured as a holding company that owns and operates Perfumania Inc. ("Perfumania"), a Florida Corporation, a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, inc., an Internet retailer of fragrance and other specialty items.

       Perfumania  is  incorporated  in  Florida  and  operates  under  the name
Perfumania.   Perfumania's   retail  stores  are  located  in  regional   malls,
manufacturers' outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at February 1, 2003, February 2, 2002, and February 3, 2001 were 238, 247 and 257, respectively.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

       Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

       The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 2002, 2001 and 2000 refer to the years ended February 1, 2003, February 2, 2002 and February 3, 2001, respectively. The fiscal year ended February 3, 2001 included 53 weeks as compared to 52 weeks for the fiscal years ended February 1, 2003 and February 2, 2002.

MANAGEMENT ESTIMATES

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying consolidated financial statements relate to the allowance for doubtful accounts, inventory reserves, self-insured health care reserves, long-lived asset impairments and estimated useful lives of property and equipment. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

       The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company's accumulated deficit as of February 1, 2003 of approximately $42.0 million includes the Company's share of the cumulative net loss of perfumania.com, inc. of approximately $1.4 million prior to May 2000 when perfumania.com became a wholly owned subsidiary of the Company (see Note 11).

REVENUE RECOGNITION

       Revenue from retail sales is recorded, net of discounts, upon customer purchase. Revenue from wholesale transactions is recorded upon shipment of inventory.




CASH AND CASH EQUIVALENTS

       The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ADVANCES TO SUPPLIERS

       Advances to suppliers represent prepayments to vendors on pending inventory purchase orders.

INVENTORIES

       Inventories, consisting of finished goods, are stated at the lower of cost or market, cost being determined on a weighted average cost basis. The cost of inventory includes product cost and freight charges. Provision for potentially slow moving or damaged inventory is recorded based on management's analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise. The Company's reserve for inventory was approximately $1.2 million and $1.7 million as of February 1, 2003 and February 2, 2002, respectively.

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

GOODWILL AND OTHER INTANGIBLE ASSETS

       Goodwill and other intangible assets represent the excess purchase price paid over net assets of businesses acquired and identifiable intangible assets resulting from the application of the purchase method of accounting (see Note
3). As a result of a new accounting rule adopted in fiscal year 2002, goodwill will no longer be amortized but will be tested annually for impairment (see Recent Accounting Pronouncements). For each year through fiscal year 2001, goodwill was amortized on a straight-line basis over five years. Accumulated amortization for goodwill and other intangible assets as of February 1, 2003 and February 2, 2002 was approximately $1.6 million and $1.3 million, respectively.

INCOME TAXES

       Income tax  expense is based  principally  on pre-tax  financial  income.
Deferred tax assets and liabilities are recognized for the differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes are expected to be realized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

       Basic  income  (loss) per common  share is computed  by  dividing  income
(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes, in periods in which they have a dilutive effect, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years, and the dilutive effect of those convertible notes which are convertible into common stock. For all periods presented in the accompanying consolidated financial statements of operations, incremental shares attributed to common stock equivalents and convertible notes were not included because the results would be anti-dilutive.

         Basic and diluted loss per share are computed as follows:

                                                              FISCAL YEAR
                                            ------------------------------------------------
                                                2002              2001            2000
                                            --------------   ---------------  --------------
Numerator:
  Net loss:                                 $  (2,825,700)   $   (3,191,657)  $  (6,120,291)
                                            ==============   ===============  ==============

Denominator:
  Denominator for basic loss per share          2,528,326         2,420,467       2,360,456

Effect of dilutive securities:
  Options to purchase common
    stock and convertible notes                         -                 -               -
                                            --------------   ---------------  --------------
  Denominator for dilutive  loss per share      2,528,326         2,420,467       2,360,456
                                            ==============   ===============  ==============

Antidilutive securities not included
  in the diluted loss per share computation:
  Options to purchase common stock                666,501           606,594         570,115
  Exercise price                            $1.64 - $21.52   $1.64 - $21.52   $1.64 - $21.52



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

- The fair value of investments are based on quoted market prices, if available, and;

- The fair value of the Company's bank line of credit, convertible notes payable, obligations under capital leases and loans payable are based on current interest rates and repayment terms of the individual notes.

ASSET IMPAIRMENT

       The  Company  reviews   long-lived  assets  and  makes  a  provision  for
impairment whenever events or changes in circumstances indicate that the projected cash flows of related activities may not provide for cost recovery. An impairment loss is generally recorded when the net book value of assets exceeds projected undiscounted future cash flows. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified.

STOCK BASED COMPENSATION

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides proforma disclosure of net income and earnings per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 ("SFAS 123") had been applied in measuring compensation expense for options granted to employees and directors in fiscal years 2002, 2001 and 2000. In accordance with APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock (See Note 11 for proforma disclosure).

UNREALIZED GAIN (LOSS) ON INVESTMENTS

       Equity securities classified as available for sale are adjusted to fair market value as of the balance sheet date based on quoted market prices. The related unrealized gain (loss) on investments is reflected in other comprehensive income (loss) and accumulated other comprehensive income (loss) on the consolidated statements of changes in shareholders' equity and consolidated balance sheets, respectively. Realized losses on investments resulting from the sale or other-than-temporary declines in fair market values of securities classified as available for sale are included in the results of operations.

PRE-OPENING EXPENSES

       Pre-opening expenses related to opening new stores are expensed as incurred.

SHIPPING AND HANDLING FEES AND COSTS

       Income generated from shipping and handling fees is classified as revenues. The Company classifies the costs related to shipping and handling as cost of goods sold.

ADVERTISING COSTS

       Advertising costs are charged to expense when incurred. Cooperative advertising of approximately $120,000 has been received from vendors and is recorded as an offset to advertising expense.

RECLASSIFICATION

       Certain fiscal 2001 and 2000 amounts have been reclassified to conform with the fiscal 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

       In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. This Statement affected the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired
assets  written  down  to  fair  value.  Additionally,   existing  goodwill  and
intangible assets must be assessed and classified consistent with the Statements' criteria. Amortization of goodwill and other intangible assets with indefinite useful lives will cease. Intangible assets with estimated useful lives will continue to be amortized over those periods. Goodwill amortization will no longer be recorded. The adoption of SFAS No. 142 in fiscal year 2002 did not have a significant impact on the Company's financial position or results of operations.

       In accordance with SFAS No. 142, the Company conducted an internal valuation based on discounted future cash flows of perfumania.com (see Note 3 for further discussion). Based on this valuation, no significant impairment was identified. SFAS No. 142 does not permit the restatement of previously issued financial statements, but does require the disclosure of prior results adjusted to exclude amortization expense related to goodwill and intangible assets, which are no longer being amortized. On an as adjusted basis, basic and diluted loss per share for fiscal years 2002, 2001 and 2000, respectively, are adjusted to exclude amounts no longer being amortized under the provisions of SFAS No. 142.

                                                           FISCAL YEARS
                                            ------------------------------------------------
                                                2002              2001            2000
                                            --------------   ---------------  --------------

Net loss as reported                        $  (2,825,700)   $   (3,191,657)  $  (6,120,291)
Goodwill amortization                                   -           573,051         436,236
                                            --------------   ---------------  --------------
  Adjusted net loss                         $  (2,825,700)   $   (2,618,606)  $  (5,684,055)
                                            ==============   ===============  ==============

Basic loss per share
  Reported basic loss per share             $       (1.12)   $        (1.32)  $       (2.59)
  Goodwill amortization                                 -              0.24            0.18
                                            --------------   ---------------  --------------
  Adjusted basic loss per share             $       (1.12)   $        (1.08)  $       (2.41)
                                            ==============   ===============  ==============

Diluted loss per share
  Reported diluted loss per share           $       (1.12)   $        (1.32)  $       (2.59)
  Goodwill amortization                                 -              0.24            0.18
                                            --------------   ---------------  --------------
  Adjusted diluted loss per share           $       (1.12)   $        (1.08)  $       (2.41)
                                            ==============   ===============  ==============


       In July  2001,  the  FASB  issued  SFAS No.  143,  Accounting  For  Asset
Retirement Obligations. This Statement requires capitalizing any retirement costs as part of the total cost of the related long-lived asset and subsequently allocating the total expense to future periods using a systematic and rational method. Adoption of this Statement is required for fiscal years beginning after June 15, 2002. We do not expect a significant impact on the Company's financial position and results of operations from the adoption of this Statement.

       In October 2001, the FASB issued SFAS No. 144, Accounting For The Impairment Or Disposal Of Long-Lived Assets. This Statement supersedes Statement No. 121 but retains many of its fundamental provisions. SFAS No. 144 also supersedes the accounting and reporting provisions of APB Opinion 30, Reporting the Results of Operations - Reporting the Effects of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. Additionally, this Statement expands the scope of discontinued operations to include more disposal transactions. The adoption of SFAS No. 144 in fiscal year 2002 did not have a significant impact on the Company's financial position and results of operations.

       In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 which all but eliminates the presentation in income statements of debt extinguishments as extraordinary items. SFAS No. 145 will be effective for fiscal years beginning after May 15, 2002. SFAS No. 145 is not expected to have a significant effect on the Company's financial position or results of operations.

       In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity. The provisions of the Statement are effective for exit of disposal activities that are initiated after December 31, 2002, with early application encouraged. We do not expect a significant impact on the Company's financial position and results of operations from the adoption of this Statement.

       In September 2002, the FASB Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Reseller for Cash Consideration Received from a Vendor. EITF No. 02-16 addresses how a reseller of a vendor's products should account for cash consideration (as that term is defined in EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer or a Reseller of the Vendor's Products) received from a vendor. EITF 02-16 is not expected to have a material effect on the Company's financial position and results of operation.

       In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. Certain of the disclosure modifications are required for fiscal years ending after December 15, 2002 and are included in the notes to these consolidated financial statements.


NOTE 3 - ACQUISITION

       In August 2000, Perfumania purchased six fragrance retail locations for approximately $2.2 million. The purchase price was offset against advances previously paid to the seller to source merchandise for Perfumania. The acquisition was accounted for as an asset purchase and accordingly, the results of operations are included in the Company's consolidated statements of operations from the date of acquisition. The cost of the acquisition has been allocated to the assets acquired based on their relative fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. The excess of the purchase price over the fair value of net assets acquired of approximately $1.1 million was recorded as an intangible asset and is currently being amortized over 5 years. The retail locations acquired were not material to the Company's results of operations for fiscal year 2000; therefore no proforma results are presented.

       In addition, in May 2000, the Company acquired 100% of the outstanding common stock of perfumania.com which resulted in goodwill of approximately $2.9 million. See Note 11 for further discussion.


NOTE 4 - STATEMENTS OF CASH FLOWS

Supplemental disclosures of non-cash investing and financing activities:

                                                                     FISCAL YEAR ENDED
                                             -------------------------------------------------------------------
          NON-CASH TRANSACTIONS                February 1, 2003       February 2, 2002       February 3, 2001
------------------------------------------   ---------------------  ---------------------  ---------------------
Equipment and building under capital leases  $          7,764,203   $             68,201   $          3,980,471
Unrealized gain (loss) on investments                    (381,738)               391,429               (150,095)
Subordinated debt issued to affiliate                   3,000,000              3,000,000              3,000,000
Change in investment as a result of
  transfer of shares in an affiliate                            -                440,952                      -
Conversion of debt and accrued interest
  payable in exchange for common stock                    517,034                115,458              3,724,892

Cash paid during the period for:
  Interest                                   $          2,196,062    $         3,466,420   $          6,116,313
  Income taxes                               $                  -    $           150,000   $            150,391

NOTE 5 - PROPERTY AND EQUIPMENT

       Property and equipment includes the following:


                                                                                                  Estimated Useful Lives
                                               February 1, 2003       February 2, 2002                (In Years)
                                             ---------------------  ---------------------     --------------------------------

Furniture, fixtures and equipment            $         21,017,998   $         21,274,751                  5-7
Leasehold improvements                                 21,758,680             21,591,254                  10
Equipment under capital leases                          6,774,897              6,374,908      shorter of 5 years or lease term
Building under capital lease                            7,310,790                      -                   15
                                             ---------------------  ---------------------
                                                       56,862,365             49,240,913
Less:
  Accumulated depreciation and amortization           (32,305,674)           (27,891,946)
                                             ---------------------  ---------------------
                                             $         24,556,691   $         21,348,967
                                             =====================  =====================

       See Note 13 for further discussion of capital leases.


       Depreciation and amortization expense for fiscal years 2002, 2001, and 2000 was $6,024,400, $6,019,720 and $5,229,185, respectively. Accumulated depreciation for equipment under capital leases was $4,208,728 and $2,901,101 as of February 1, 2003 and February 2, 2002, respectively.


NOTE 6 - RELATED PARTY TRANSACTIONS

       Notes receivable from a shareholder and officer were $311,604 and $2,881,624 as of February 1, 2003 and February 2, 2002, respectively. The remaining notes are unsecured, mature in five years and bear interest at prime plus 1% per annum. Principal and interest are payable in full at maturity. Total interest income recognized during fiscal years 2002, 2001, and 2000 was approximately $174,000, $264,000 and $236,000, respectively. Accrued interest receivable was approximately $12,000 at February 1, 2003. There was no accrued interest receivable as of February 2, 2002.

       During fiscal year 2000, we purchased 314,000 shares of common stock of Take to Auction.Com, Inc. ("TTA"), an Internet auction site, for approximately $2.5 million. Our Chairman of the Board and Chief Executive Officer Ilia Lekach was also the Chairman of the Board and Chief Executive Officer of TTA at that time. In June 2000, we acquired approximately 139,000 shares of TTA's common stock upon conversion of a $1.0 million convertible promissory note receivable.

       In January 2001, the Company received 250,000 shares of TTA common stock as partial payment on a loan receivable from Ilia Lekach. These shares were valued at $252,500 ($1.01 per share).

       As of February 3, 2001, the market price for TTA's common stock was below the Company's average cost per share of $5.38. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other-than-temporary, the Company valued the shares at $1.01 per share and recorded a non-cash charge of approximately $3.1 million to realized loss on investments on the consolidated statement of operations for fiscal year 2000. As of November 2, 2002, the market price of the shares was again below the Company's carrying value and approximately $700,000 was recorded as a non-cash charge to realized loss on investments on the consolidated statement of operations for fiscal year 2002.

       In September 2001, TTA effected a corporate reorganization ("Reorganization") as a result of which TTA became a wholly-owned subsidiary of Nimbus Group, Inc. ("Nimbus"). As a result of the Reorganization, the Company's shares of TTA common stock were exchanged for an equal number of shares of Nimbus common stock. Ilia Lekach has been Chairman of the Board of Nimbus since the Reorganization and was Interim Chief Executive Officer until March 21, 2003.

       In January 2002, the Company received 300,000 shares of Nimbus common stock as partial payment of a loan receivable from Ilia Lekach. These shares were valued at $357,000 ($1.19 per share).

       As of February 1, 2003 the Company owned approximately 1,003,000 shares of Nimbus common stock representing approximately 13% of its total outstanding common stock. The investment in Nimbus is shown on the Company's balance sheet as investments available for sale in the amount of approximately $211,000 representing the market value of $0.21 per share at that date.

       Purchases of products from Parlux Fragrances, Inc. ("Parlux"), whose Chairman of the Board of Directors and Chief Executive Officer is Ilia Lekach, amounted to approximately $11,613,000, $19,598,000 and $22,149,000 in fiscal years 2002, 2001 and 2000, representing approximately 10%, 17% and 20%, respectively, of the Company's total purchases. The amount due to Parlux on February 1, 2003 and February 2, 2002 was approximately $10,739,000 and $14,673,000, respectively, of which both amounts included a $100,000 subordinated interest bearing secured note payable. Accounts payable due to Parlux are non-interest bearing.

       On September 30, 2002 and June 30, 2001, Perfumania signed $3,000,000 subordinated note agreements with Parlux. The notes were in consideration for the reduction of $3,000,000 in trade payable due to Parlux during fiscal years 2002 and 2001, respectively. The notes were due on March 31, 2003 and March 31, 2002 with various periodic principal payments, bore interest at prime plus 1% and were subordinated to all bank related indebtedness. As of February 1, 2003 and February 2, 2002 the outstanding principal balance due on the notes was $100,000. The notes were repaid in full in April 2003 and April 2002, respectively.

       The Company purchased approximately $10,562,000 and $4,491,000 of merchandise in fiscal years 2002 and 2001, respectively, from a company owned by Zalman Lekach, a former director of the Company, and a brother of Ilia Lekach. The amount due to Zalman Lekach's company at February 1, 2003 and February 2, 2002 was approximately $1,383,000 and $2,025,000, respectively, and are included in accounts payable affiliates in the accompanying consolidated balance sheets.

       The Company purchased approximately $6,021,000 and $170,000 of merchandise in fiscal years 2002 and 2001, respectively from a company owned by another brother of Ilia Lekach. The amount due to this brother was approximately $1,310,000 and $170,000, respectively, at February 1, 2003 and February 2, 2002 and are included in accounts payable affiliates in the accompanying consolidated balance sheets.

       In December 1999, the Company loaned $1,000,000 to TTA. Due to the uncertainty of collectability of the note, the Company wrote off the note and the related interest receivable which together totaled approximately $1.0 million as of February 3, 2001. The related expense is included in the provision for impairment of assets and store closings in the accompanying consolidated statements of operations in fiscal year 1999. The Company converted the loan into 138,889 shares of TTA's common stock and, as a result of TTA's successful initial public offering, the $1.0 million principal balance and related interest previously expensed was reversed in the first quarter of fiscal 2000.

       In March 2000, the Company loaned an additional $1,000,000 to TTA. The note was repaid in full in June 2000. In connection with both the December 1999 and March 2000 loans to TTA, the Company was granted warrants (the "Warrants") to purchase a total of 200,000 shares of the common stock of TTA at $8 per share. The Warrants were exercisable in whole or in part at any time commencing on the business day immediately following the effective date of the initial public offering registration statement and expiring on the first anniversary of the effective date of that registration statement. The Company did not exercise the Warrants.

       In October 2000, TTA loaned the Company $500,000. The loan was unsecured with interest at the rate charged by the Company's major lender. The loan, including interest, was repaid in December 2000.

       In October 2000, the Company entered into a six-month service agreement with TTA to provide distribution and logistics functions. This agreement, unless otherwise terminated, would automatically renew for successive one-year terms. This service agreement provided for order processing, inventory management, warehousing, fulfillment and shipping of product. The service fee was variable based on the volume of TTA sales. Monthly minimum fees applied if specified volume levels were not obtained. Total fees earned during fiscal years 2001 and 2000 were approximately $177,000 and $72,000, respectively. The service agreement was terminated effective September 1, 2001.

       In September 2001, the Company entered into a licensing agreement with TTA to license the Company's retail fragrance Internet Web site. Under the terms of the agreement, TTA pays the Company a royalty of 5% of defined product sales for sales up to $8 million per annum, decreasing to 3% on sales exceeding $11 million per annum. Royalty income under this agreement for the year ended February 1, 2002 was approximately $88,000. As of February 1, 2002, the amount due from TTA was approximately $811,000, and was included in prepaid expenses and other current assets in the accompanying consolidated balance sheet as of February 1, 2002.

       During fiscal year 2002, the amount due from TTA increased to approximately $2 million and a provision for impairment of the receivable was recorded. In January 2003, the Company issued a letter of default to TTA regarding the licensing agreement. In February 2003, the Company regained control of the Company's retail Internet website.

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


NOTE 7 - BANK LINE OF CREDIT AND NOTES PAYABLE

       The bank line of credit and notes payable consist of the following:

                                                                                   February 1, 2003       February 2, 2002
                                                                                 ---------------------  ---------------------
Bank line of  credit,  which is  classified  as a  current  liability,  interest payable monthly, expiring May 2004, secured by a pledge of substantially all
  of Perfumania's assets (see below)                                             $         32,081,831   $         30,734,662
                                                                                 =====================  =====================

Note  payable  bearing  interest  at 9.7%  payable in a monthly  installment  of
  $11,050 including interest, through March 2003,
  secured by fixtures                                                            $             31,860   $            154,836

Severances payable bearing interest at 9.5% payable in monthly installments
  ranging from $4,000-$22,000 including interest, through December 2002                             -                331,243
                                                                                 ---------------------  ---------------------
                                                                                               31,860                486,079
Less:  current portion                                                                        (31,860)              (454,219)
                                                                                 ---------------------  ---------------------
Long-term portion                                                                $                  -   $             31,860
                                                                                 =====================  =====================


       Perfumania's three-year senior secured credit facility with GMAC Commercial Finance LLC ("GMAC") provides for borrowings of up to $40 million, of which $32.1 million was outstanding and $0.9 million was available as of February 1, 2003, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of February 1, 2003, the credit facility bore interest at 3.4%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on the Chairman and Chief Executive Officer of the Company. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of February 1, 2003, Perfumania was in compliance with all financial covenants of the line.

       Pursuant to the terms of the credit agreement with GMAC, the credit facility was extended from May 13, 2003 to May 13, 2004.






NOTE 8 - CONVERTIBLE NOTES PAYABLE

       In April 1999 and July 1999, the Company issued an aggregate of $2 million Series A and $2 million Series B Convertible Notes, respectively. The Series A and Series B Notes were convertible into the Company's common stock, bore interest at 8% and the remaining non-redeemed portion were payable in full in April 2002 and July 2002, respectively. The conversion price was the lower of
(A) $4.35 per share for the Series A Notes and $3.41 per share for the Series B Notes, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note. In April 2002 and December 2002, the Company repaid the Series A and Series B debt, respectively.

       On March 9, 2000 and March 27, 2000, the Company issued an aggregate of $4 million of Series C Convertible Notes and $5 million of Series D Convertible Notes, respectively. The notes are convertible into the Company's common stock, bear interest at 8% and were payable in full in March 2003. The conversion price is the lower of (A) $9.58 per share for the Series C and $7.76 for the Series D, subject to adjustment or (B) a floating conversion price determined by multiplying (1) the average closing bid price of the common stock for the three trading days immediately preceding the date of determination, by (2) 80%, subject to adjustment. The conversion price may be adjusted pursuant to antidilution provisions in the convertible note.

       The holders of all the Convertible Notes are restricted from converting to the extent that the holder owns more than 9.9% of the Company's outstanding common stock.

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

       In February 2002, we entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with certain holders of the Company's outstanding Series C and D Convertible Notes. The Agreement provides that the Company had the monthly option to repurchase the approximate $4.9 million outstanding notes over an eleven month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock. During fiscal year 2002, the Company repaid $4.2 million to the note holders and approximately $0.5 million of Series A and B Convertible Notes principal and interest were converted into common stock. The premium paid of approximately $0.7 million upon the repurchase of the convertible notes has been reflected in additional paid in capital.

       In December 2002, the Company entered into an Amendment to the February 2002 Convertible Note Option Repurchase Agreement. The Amendment provides an extension of the maturity date of the Series C and D Convertible Notes to September 15, 2003 and a monthly option to repurchase the approximately $1.2 million in Notes over the extended maturity date.

       In accordance with accounting literature, when debt is convertible at a discount from the then current common stock market price, the discounted amount represents an incremental yield, or a "beneficial conversion feature", which should be recognized as a return to the debt holders. Based on the market price of the Company's common stock at the date of issuance, our Series C and Series D Notes had beneficial conversion features of approximately $1.2 million and $1.4 million, respectively, at such point in time which represented a non-cash charge that is included in interest expense on the accompanying consolidated statements of operations in fiscal year 2000.




NOTE 9 - IMPAIRMENT OF ASSETS

       Based on a review of the Company's retail store locations with negative cash flows, the Company recognized non-cash impairment charges relating to its retail operation of approximately $0.7 million, $0.7 million and $0.5 million during fiscal years 2002, 2001 and 2000, respectively. These charges were determined based on the difference between the carrying amounts of the assets, representing primarily fixtures and leasehold improvements, at particular store locations and the fair values of the assets on a store-by-store basis. The estimated fair values are based on anticipated future cash flows discounted at a rate commensurate with the risk involved. These impairment losses are included in provision (recovery) for impairment of assets and store closings in the accompanying consolidated statements of operations.


NOTE 10 - INCOME TAXES

       The benefit for income taxes is comprised of the following amounts:

                                       FISCAL YEAR ENDED
                    ---------------------------------------------------------
                    February 1, 2003    February 2, 2002    February 3, 2001
                    ------------------  ------------------  -----------------

Current:
  Federal           $               -   $         211,298   $              -
  State                             -                   -                  -
                    ------------------  ------------------  -----------------
                                    -             211,298                  -
                    ------------------  ------------------  -----------------

Deferred:
  Federal                           -                   -                  -
  State                             -                   -                  -
                    ------------------  ------------------  -----------------
                                    -                   -                  -
                    ------------------  ------------------  -----------------

Total tax
  benefit           $               -   $         211,298   $              -
                    ==================  ==================  =================



       The fiscal year 2001 tax benefit is primarily due to a change in the Federal tax law.


       The income tax benefit differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                                                    FISCAL YEAR ENDED
                                                ---------------------------------------------------------
                                                February 1, 2003   February 2, 2002    February 3, 2001
                                                -----------------  ------------------  ------------------

Benefit at federal statutory rates              $        960,738   $       1,157,005   $       2,080,899
Non-deductible expenses                                 (283,319)         (1,326,569)         (2,221,453)
Reduction (increase) in the valuation allowance          584,247             372,561             (44,370)
Other                                                 (1,261,666)              8,301             184,924
                                                -----------------  ------------------  ------------------
Benefit for income taxes                        $              -   $         211,298   $               -
                                                =================  ==================  ==================


       Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities:

                                                           FISCAL YEAR ENDED
                                                -------------------------------------
                                                February 1, 2003   February 2, 2002
                                                -----------------  ------------------
Assets:
  Net operating loss & tax credit carryforwards $      5,518,987   $       5,121,307
  Inventories                                            820,368             942,835
  Property and equipment                               2,343,692           3,389,797
  Allowance for doubtful accounts & other                110,295             120,444
  Reserves                                                83,566             188,837
  Goodwill                                               322,933             340,030
  Unrealized loss on securities                        1,508,416           1,076,905
  Other                                                   46,902             159,251
                                                -----------------  ------------------
Total deferred tax assets                             10,755,159          11,339,406
Valuation allowance                                  (10,755,159)        (11,339,406)
                                                -----------------  ------------------
Net deferred tax assets                         $              -   $               -
                                                =================  ==================



       A valuation allowance is provided for deferred tax assets as management believes that the benefit of the deferred tax asset may not be realized in accordance with SFAS No. 109, Accounting for Income Taxes. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. As of February 1, 2003, the Company has net operating loss carryforwards of approximately $14.4 million, which begin to expire in the year 2017.


NOTE 11 - SHAREHOLDERS' EQUITY

REVERSE STOCK SPLIT

       The Company's Board of Directors authorized a one-for-four reverse stock split of the Company's outstanding shares of common stock for shareholders of record as of March 20, 2002. Accordingly, all data shown in the accompanying consolidated financial statements and notes have been retroactively adjusted to reflect this change.

INVESTMENT IN AFFILIATE

       During September 1999, perfumania.com, inc., the Company's then wholly-owned subsidiary, completed an initial public offering (the "Offering") of its common stock representing approximately 47% of the common stock outstanding following the Offering. perfumania.com, inc. offered 3,500,000 shares of its common stock, which included 1,000,000 shares held by the Company.

       The Company recorded a gain on its sale of the 1,000,000 shares of perfumania.com, inc. common stock in the Offering totaling approximately $5.9 million. The gain recorded was net of issuance costs of approximately $1.1 million which included the Company's portion of the fair value of common stock warrants issued by perfumania.com, inc. (approximately $0.4 million) and is included in gain on sale of affiliate's common stock in the accompanying consolidated statement of operations for fiscal year 2000.

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

       In May 2000, the Company acquired 100% of the outstanding common stock of perfumania.com, inc. from EDC in exchange for 400,000 shares of EDC common stock. As a result, perfumania.com, inc. became a wholly owned subsidiary of the Company. The acquisition of perfumania.com, inc. was accounted for using the purchase method of accounting, and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated relative fair values at the acquisition date. Tangible assets acquired consisted primarily of merchandise inventories. Based on an independent appraisal, the transaction was valued at approximately $4.7 million. As a result, the Company recognized a gain of approximately $4.5 million, which is included in the accompanying consolidated statement of operations for fiscal year 2000 as a gain on sale of affiliate's common stock. The excess of the purchase price over the fair value of tangible net assets acquired of approximately $2.9 million is included in goodwill in the accompanying consolidated balance sheets and is being amortized over 5 years. The results of operations for perfumania.com, inc. are included with the Company's results from the date of acquisition. Prior to May 2000, the Company's ownership in EDC was accounted for under the equity method of accounting. The acquisition of perfumania.com, inc. was not material to the Company's results of operation, and therefore no proforma results are presented.

       Additionally, in May 2000, the Company sold 100,000 shares of EDC common stock for $2.5 million to a majority shareholder of EDC. In a related transaction, the second option of the Agreement was exercised and an investment firm acquired from the Company 500,000 shares of EDC common stock at $8.00 per share. As a result of these transactions, the Company received total cash proceeds of $6.5 million and realized a gain of approximately $5.5 million. As of February 3, 2001, Perfumania's investment in and advances to partially-owned equity affiliates consisted of a 26.67% (two million shares) interest in perfumania.com, inc. which totaled approximately $2.6 million and advances in the amount of approximately $0.2 million. Effective May 2000, perfumania.com became a wholly-owned subsidiary of the Company.

       In December 2000, the Company wrote off the remaining investment in EDC of approximately $0.6 million, representing 1,000,000 shares of EDC's common stock, due to EDC ceasing operations. This loss is included in realized loss on investments on the accompanying consolidated statement of operations for fiscal year 2000.

INVESTMENTS AVAILABLE FOR SALE

       During fiscal year 2000, the Company purchased 314,000 shares of TTA common stock for approximately $2.5 million. In June 2000, the Company acquired approximately 139,000 shares of TTA's common stock upon conversion of a $1 million convertible promissory note receivable from them. In January 2002 and 2001, the Company received 300,000 and 250,000, respectively, shares of TTA's common stock as partial payment on a loan receivable from Ilia Lekach. In September 2001, TTA effected a corporate reorganization ("Reorganization") and as a result TTA became a wholly-owned subsidiary of Nimbus Group, Inc. ("Nimbus").

       As of February 1, 2003, the Company owned approximately 1,003,000 shares of Nimbus' common stock representing approximately 13% of their total outstanding shares. See also TTA Reorganization in Note 6 to these consolidated financial statements.

       The investment in Nimbus is shown on the Company's consolidated balance sheets as investments available for sale. As of February 1, 2003, the market price for Nimbus' common stock was below the Company's average cost per share of $4.13. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company recorded a non-cash charge of approximately $0.7 million in realized loss on investments on the consolidated statements of operations for fiscal year 2002 and $3.1 million for fiscal year 2000.

       During fiscal year 2000, the Company purchased for cash totaling approximately $1.6 million approximately 343,000 shares of common stock of The Sportsman's Guide, Inc. ("SGI"), representing approximately 7.0% of SGI's outstanding shares of common stock. SGI is a marketer of value priced outdoor gear and general merchandise. During fiscal year 2000, the Company sold approximately 340,000 shares of SGI and realized a loss on the sale of these securities of approximately $1.1 million, which is included in realized loss on investments on the accompanying consolidated statements of operations. The remaining shares of SGI were sold in fiscal year 2002.

       All investments are accounted for as available-for-sale securities and are carried at fair value based on quoted market prices pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in comprehensive income (loss) and is included in shareholders' equity as accumulated other comprehensive loss in the amount of $140,404 on the accompanying consolidated balance sheet as of February 1, 2003.

PREFERRED STOCK

       The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without stockholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of February 1, 2003, no preferred stock had been issued.

TREASURY STOCK

       As of February 2, 2001, the Company's board of Directors had approved the repurchase by the Company of up to 625,000 shares of the Company's common stock, reflecting management's belief that the Company's common stock represented a significant value at its then current trading price. In February 2002, the Board approved an increase in the stock repurchase program by an additional 250,000 shares. Pursuant to these authorizations, the Company has repurchased approximately 780,000 shares of common stock for approximately $7,086,000 as of February 1, 2003, including approximately 13,000 shares for $0.1 million in fiscal year 2002 and approximately 358,000 shares for $1.4 million in fiscal year 2001.

STOCK OPTION PLANS

       Under the Company's 2000 Stock Option Plan (the "Stock Option Plan") and 2000 Directors Stock Option Plan (the "Directors Plan") (collectively, the "Plans"), both of which superseded the previously existing plans effective October 2000, 375,000 shares of common stock and 30,000 shares of common stock, respectively, are reserved for issuance upon exercise of options. Additionally, the number of shares available under the Stock Option Plan shall automatically increase each year by 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 500 shares of common stock upon election as a director of the Company and an automatic grant of 1,000 shares of common stock upon such person's re-election as a director of the Company, in both instances at an exercise price equal to the fair value of the common stock on the date of grant.

       Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the proforma amounts presented below for fiscal years 2002, 2001 and 2000:


                                                                            FISCAL YEARS
                                                      ---------------------------------------------------------
                                                            2002                2001               2000
                                                      ------------------  -----------------  ------------------
Net loss as reported:                                 $      (2,825,700)  $     (3,191,657)  $      (6,120,291)
 Deduct: Total stock based employee
  compensation expense included in reported
  net loss, net                                                       -                  -                   -
 Add: Total stock based employee
  compensation expense not included in reported
  net loss, net                                       $        (478,449)  $       (396,704)  $        (565,061)
                                                      ------------------  -----------------  ------------------

Proforma net loss:                                    $      (3,304,149)  $     (3,588,361)  $      (6,685,352)
                                                      ==================  =================  ==================

Proforma net loss per share:
 Basic                                                $           (1.31)  $          (1.47)  $           (2.84)
                                                      ==================  =================  ==================
 Diluted                                              $           (1.31)  $          (1.47)  $           (2.84)
                                                      ==================  =================  ==================



       In calculating the proforma net loss per share for 2002, 2001 and 2000, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2002, 2001 and 2000:

                                            2002                2001                2000
                                      ------------------  ------------------  -----------------

Expected life (years)                      7 years             7 years             7 years
Interest rate                               4.88%               4.80%              6.07%
Volatility                                  148%                158%                101%
Dividend yield                               0%                  0%                  0%


       Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant.

       A summary of the Company's option activity, and related information for each of the three fiscal years ended February 1, 2003 is as follows:


                                           2002                    2001                    2000
                                 ------------------------  ----------------------  -----------------------
                                              Weighted                 Weighted                Weighted
                                               Average                  Average                 Average
                                             Exercisable              Exercisable             Exercisable
                                    Shares     Price          Shares     Price       Shares      Price
                                 ----------- ------------  ---------- -----------  ---------- ------------
Outstanding at beginning of year    606,594    $ 5.60        570,115    $ 6.44       496,713    $ 5.24
Granted                             160,000      3.67         78,625      3.40       147,625     11.20
Exercised                           (59,807)     1.90         (4,750)     2.00       (46,056)     2.72
Cancelled                           (40,286)     8.19        (37,396)    14.12       (28,167)    16.32
                                 -----------               ----------              ----------
Outstanding at end of year          666,501    $ 5.32        606,594    $ 5.60       570,115    $ 6.44
                                 ===========               ==========              ==========

Options exercisable at end of year  449,714    $ 5.80        480,304    $ 5.24       460,824    $ 5.36
Weighted-average fair value
of options granted during
 the year                           160,000    $ 3.31         78,625    $ 3.31       147,625    $ 9.36



       The  following   table   summarizes   information   about  stock  options
outstanding at February 1, 2003:

                                 OPTIONS OUTSTANDING   OPTIONS EXERCISABLE
                                            Weighted                Weighted
                                 Weighted   Average                  Average
                                  Average  Remaining                Remaining
  RANGE OF          NUMBER       Exercise  Contractual   NUMBER      Exercise
EXERCISE PRICES   OUTSTANDING      Price      Life     EXERCISABLE    Price
---------------- -------------  ----------  --------   ----------  ---------
 $1.64 - $2.00       251,572      $ 1.81      5        251,572     $ 1.81
 $2.27 - $4.00       227,665        3.60      9         28,571       3.48
 $4.09 - $12.52      163,068       11.28      7        150,376      11.43
 $12.88 - $20.00      22,944       17.72      7         17,943      17.08
 $21.52 - $21.52       1,252       21.52      7          1,252      21.52
                -------------                        ----------
                     666,501      $ 5.32      7        449,714     $ 5.80
                =============                        ==========



NOTE 12- EMPLOYEE BENEFIT PLANS

       The Company has a 401(k) Savings and Investment Plan ("the Plan"). Pursuant to such Plan, participants may make contributions to the Plan up to a maximum of 20% of total compensation or $10,500, whichever is less, and the Company, at its discretion, may match such contributions to the extent of 25% of the first 6% of a participant's contribution. The Company's matching contributions vest over a 4-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company's matching contributions during fiscal years 2002, 2001 and 2000 were not significant.


NOTE 13 - COMMITMENTS AND CONTINGENCIES

       The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $80,000 and for annual Company medical claims which exceed approximately $2.2 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known. The self-insurance reserve at February 1, 2003 and February 2, 2002 was approximately $220,000 and $166,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

       The Company leases space for its office, warehouse and retail stores. The lease terms vary from one to ten years, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

       Rent expense for fiscal years 2002, 2001, and 2000 was approximately $15,879,000, $15,482,000, and $16,156,000, respectively. Future minimum lease commitments under non-cancelable operating leases at February 1, 2003 are as follows:

             FISCAL YEAR
--------------------------------------
2003                                    $         11,463,949
2004                                               9,086,013
2005                                               7,707,243
2006                                               5,984,030
2007                                               3,990,538
Thereafter                                         2,632,432
                                        ---------------------
Total future minimum lease payments     $         40,864,205
                                        =====================


       The Company's capitalized leases consist of a corporate office and distribution facility to which the Company will relocate in fiscal year 2003, as well as computer hardware and software. The lease for the corporate office and distribution facility is for approximately 15 years with monthly rent ranging from approximately $73,000 to $104,000. Included in the capitalized cost of the corporate office and distribution facility as of February 1, 2003 is approximately $360,000 of interest. The lease terms for the computer hardware and software vary from one to three years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at February 1, 2003:

              FISCAL YEAR
----------------------------------------
2003                                      $           1,939,001
2004                                                  1,156,061
2005                                                  1,106,246
2006                                                  1,084,058
2007                                                  1,072,752
Thereafter                                           12,069,295
                                          ----------------------
Total future minimum lease payments                  18,427,413
Less: Amount representing interest                   (9,693,314)
                                          ----------------------
Present value of minimum lease payments               8,734,099
Less: Current portion                                  (981,784)
                                          ----------------------
                                          $           7,752,315
                                          ======================



       The  depreciation  expense  relating  to capital  leases is  included  in
depreciation   and  amortization   expense  in  the  accompanying   consolidated
statements of operations.

       The Company is party to irrevocable standby letters of credit totaling approximately $0.6 million as of February 1, 2003 which serves as security for performance of equipment leases. Management believes that the carrying values approximate fair value and does not expect any material losses from their resolution since performance is not likely to be required.

       The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.


NOTE 14- QUARTERLY FINANCIAL DATA (UNAUDITED)

       Unaudited summarized financial results for fiscal years 2002 and 2001 follows (in thousands, except for per share data):

2002 QUARTER                               FIRST        SECOND         THIRD          FOURTH
                                     -------------  -------------  ------------   -------------

Net sales                                $ 40,169       $ 48,089      $ 43,112        $ 70,144
Gross profit                               17,329         19,999        17,902          29,364
Net income (loss)                          (1,940)          (686)       (4,960)          4,760
Net income (loss) per basic share           (0.80)         (0.28)        (1.92)           1.81
Net income (loss) per diluted share         (0.80)         (0.28)        (1.92)           1.81


2001 QUARTER                               FIRST        SECOND         THIRD          FOURTH
                                     -------------  -------------  ------------   -------------

Net sales                                $ 40,583       $ 44,202      $ 41,865        $ 66,702
Gross profit                               16,662         18,667        17,319          27,587
Net income (loss)                          (3,402)        (1,715)       (2,945)          4,870
Net income (loss) per basic share           (1.35)         (0.70)        (1.24)           1.97
Net income (loss) per diluted share         (1.35)         (0.70)        (1.24)           1.97



    The Company realizes higher sales, gross profit and net income in the fourth fiscal quarter than the other three fiscal quarters due to increased purchases of fragrances as gift items during the Christmas holiday season.

                      E COM VENTURES, INC. AND SUBSIDIARIES
          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                          ADDITIONS
                                    ---------------------

                         BALANCE AT   CHARGED TO     CHARGED TO                      BALANCE
                         BEGINNING      COSTS &         OTHER                         AT END
                         OF PERIOD     EXPENSE        ACCOUNTS       DEDUCTIONS     OF PERIOD
                       ------------  ------------  ------------   ---------------  ------------
FOR THE YEAR ENDED
FEBRUARY 3, 2001
Inventories            $ 2,369,953   $         -   $        -     $   (167,110)(3) $   2,202,843
Self-insurance             363,552     1,054,170      713,137(1)    (1,681,056)(2)       449,803

FOR THE YEAR ENDED
FEBRUARY 2, 2002
Inventories            $ 2,202,843   $         -   $        -         (509,674)(3) $   1,693,169
Self-insurance             449,803     1,257,446      864,731(1)    (2,405,759)(2)       166,221

FOR THE YEAR ENDED
FEBRUARY 1, 2003
Inventories            $ 1,693,169   $         -   $        -     $   (503,435)(4) $   1,189,734
Self-insurance             166,221     1,539,984      928,267(1)    (2,414,331)(2)       220,141



------------------


(1) Represents employee contributions.

(2) Represents payments of claims and fees.

(3) Represents amounts written off against inventory.

(4) Represents reductions of expense and amounts written off against inventory.




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III.

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement
- 2003 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 11.      EXECUTIVE COMPENSATION

       The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement
- 2003 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The information is required by Item 403 of Regulation S-K relating to the ownership of our common stock by certain beneficial owners and management and is incorporated by reference from E Com Ventures, Inc. Annual Meeting of
Shareholders - Notice and Proxy Statement - 2003 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2003 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in  accordance  with General  Instruction  6 to the Annual  Report on Form
10-K.

ITEM 14.      CONTROLS AND PROCEDURES

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

ITEM 15.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate fees billed by Deloitte & Touche LLP for the audit of our annual financial statements for the fiscal year ended February 1, 2003 and for its reviews of the financial statements included in our Form 10-Q's for the fiscal year ended February 1, 2003, were approximately $221,400.

FINANCIAL INFORMATION SYSTEMS DESIGN AND IMPLEMENTATION FEES

         The Company was not billed by Deloitte & Touche LLP for financial information systems design and implementation for the fiscal year ended February 1, 2003.

OTHER FEES

         The aggregate of all other fees billed to us by Deloitte & Touche LLP were approximately $15,000 for the fiscal year ended February 1, 2003.

                                    PART IV.

ITEM 16.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


              (a) The following documents are filed as part of this report:

                   (1)     Financial Statements

       An index to financial statements for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 appears on page 22.

                   (2)     Financial Statement Schedule

       The following statement schedule for the fiscal years ended February 1, 2003, February 2, 2002 and February 3, 2001 are submitted herewith:

                                                                 ITEM
                                                               FORM 10-K
                                                                NUMBER
                                                                 PAGE
                                                               ---------
           Schedule II - Valuation and Qualifying Accounts
           and
           Reserves                                               45


       All  other   financial   schedules  are  omitted  because  they  are  not
applicable, or the required information is otherwise shown in the financial statements or notes thereto.

(3)        Exhibits

                                                                                                        PAGE NUMBER
                                                                                                       OR INCORPORATED
                                                                                                        BY REFERENCE
           EXHIBIT                                       DESCRIPTION                                       FROM
           -------                                       -----------                                       ----


               3.1       Amended and Restated Articles of Incorporation                                    (12)

               3.2       Bylaws                                                                             (2)

              10.1       Executive Compensation Plans and Arrangements

                         (a) Employment Agreement, dated as of February 16, 2001, between                  (11)
                         the Company and A. Mark Young

                         (b) Employment Agreement, dated as of February 1, 2002, between                   (12)
                         the Company and Ilia Lekach

              10.5       1991 Stock Option Plan, as amended                                                 (6)

              10.6       1992 Directors Stock Option Plan, as amended                                       (6)

              10.7       Series A Securities Purchase Agreement                                             (3)

              10.8       Series B Securities Purchase Agreement                                             (4)

              10.9       Series C Securities Purchase Agreement                                             (5)

              10.10      Series D Securities Purchase Agreement                                             (5)

              10.11      2000 Stock Option Plan                                                            (10)

              10.12      2000 Directors Stock Option Plan                                                  (10)

              10.13      Revolving Credit and Security Agreement with GMAC Commercial Credit LLC,           (9)
                         dated May 12, 2000

              10.14      Waiver and  Amendment to the  Revolving  Credit and  Security  Agreement          (11)
                         with
                         GMAC Commercial Credit LLC, dated November 8, 2000

              10.15      Waiver and  Amendment to the  Revolving  Credit and  Security  Agreement          (11)
                         with
                         GMAC Commercial Credit LLC, dated April 26, 2001

              10.16      Lease agreement with Victory  Investment  Group,  LLC, dated October 21,          (13)
                         2002

               21.1      Subsidiaries of the Registrant                                                    (13)

               23.1      Consent of Deloitte & Touche LLP                                                  (13)

               99.1      Certification  of  the  Chief  Executive  Officer  and  Chief  Financial          (13)
                         Officer  pursuant  to 18 U.S.C.,  Section  1350 as adopted  pursuant  to
                         Section 906 of the Sarbanes-Oxley Act of 2002

---------------------

(1) Incorporated by reference to the exhibit of the same description filed with the Company's 1993 Form 10-K (filed April 28, 1994).

(2) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No. 33-46833).

(3) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 filed June 11, 1999 (No. 333-80525).

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

(11) Incorporated by reference to the exhibit of the same description filed with the Company's 2000 Form 10-K (filed May 4, 2001).

(12) Incorporated by reference to the exhibit of the same description filed with the Company's 2001 Form 10-K (filed May 3, 2002).

(13) Filed herewith.

    (b)  Reports on Form 8-K

         On April 25, 2003, the Company filed a Form 8-K disclosing its financial results for the fiscal year ended February 1, 2003.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 28, 2003.


                                  E Com Ventures, Inc.

                                  By: /s/ ILIA LEKACH
                                  ----------------------------------------
                                  Ilia Lekach, Chairman of the Board
                                  and Chief Executive Officer
                                  (Principal Executive Officer)


                                  By: /s/ A. MARK YOUNG
                                  ----------------------------------------
                                  A. Mark Young, Chief Financial Officer
                                   (Principal Accounting Officer)

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


          SIGNATURE                                                 TITLE                             DATE
          ---------                                                 -----                             ----

          /s/ ILIA LEKACH                                 Chairman of the Board and              April 28, 2003
          ------------------------------
          Ilia Lekach                                     Chief Executive Officer,
                                                        (Principal Executive Officer)


          /s/ JEFFREY GELLER                            President and Chief Operating Officer    April 28, 2003
          ------------------------------
          Jeffrey Geller                                     of Perfumania, Inc.



          /s/ A. MARK YOUNG                               Chief Financial Officer,               April 28, 2003
          ------------------------------
          A. Mark Young                                (Principal Accounting Officer)



          /s/ DONOVAN CHIN                                 Chief Financial Officer               April 28, 2003
          ------------------------------
          Donovan Chin                                        Perfumania, Inc.,
                                                           Secretary and Director


          /s/ CAROLE ANN TAYLOR                                   Director                       April 28, 2003
          ------------------------------
          Carole Ann Taylor


          /s/ JOSEPH BOUHADANA                                    Director                       April 28, 2003
          ------------------------------
          Joseph Bouhadana


          /s/ MILES RAPER                                         Director                       April 28, 2003
          ------------------------------
          Miles Raper


                                 CERTIFICATIONS

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002




I, Ilia Lekach, certify that:

(1)  I have reviewed this annual report on Form 10-K of E Com Ventures, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

(4) The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:


     (a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: April 28, 2003


By:  /S/ ILIA LEKACH
--------------------
Ilia Lekach
Chief Executive Officer

                                 CERTIFICATIONS

            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002




I, A. Mark Young, certify that:

(1)  I have reviewed this annual report on Form 10-K of E Com Ventures, Inc.;

(2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

(3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

(4) The registrant's other certifying officer and I (herein the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     (a) designed such internal controls to ensure that material information relating to the registrant, including its consolidated subsidiaries (collectively the "Company") is made known to the Certifying Officers by others within the Company, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:


     (a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


(6) The registrant's Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: April 28, 2003


By:  /S/ A. MARK YOUNG
----------------------
A. Mark Young
Chief Financial Officer