Form 10-K/A
period 2003-02-01
E COM VENTURES INC
filed 2003-06-02
CIK 880460

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003 OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 0-19714

E COM VENTURES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA	65-0977964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
11701 NW 101 ST. ROAD, MIAMI, FL	33178
(Address of principal executive offices)	(Zip Code)

    (305) 889-1600
(Registrant’s telephone number, including area code)

        Securities registered pursuant to Section 12(g) of the Act:

Common stock, $.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K ☒.

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

        As of May 23, 2003 the number of shares of the registrant’s common stock outstanding was 2,475,959. The aggregate market value of the common stock held by non affiliates of the registrant as of August 3, 2002 was approximately $5.9 million, based on the closing price of the common stock ($4.00) as reported by the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

EXPLANATORY NOTE

This amendment number 1 to our Form 10-K is being filed to incorporate information required by Items 10, 11, 12 and 13 of Part III of the Form 10-K.

PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

        The following are our executive officers and directors:

Name	Age	Position
Ilia Lekach	54	Chairman of the Board and Chief Executive Officer
A. Mark Young	42	Chief Financial Officer
Jeffrey Geller	29	President and Chief Operating Officer of Retail Division of Perfumania, Inc.
Donovan Chin	36	Chief Financial Officer of Perfumania, Inc., Secretary and Director
Leon Geller	48	Vice President of Purchasing, Perfumania, Inc.
Alan Grobman	33	Vice President of Logistics and Distribution, Perfumania, Inc.
Joel Lancaster	44	Vice President of Stores, Perfumania, Inc.
Carole Ann Taylor(1)(2)(3)	57	Director
Joseph Bouhadana(1)(2)(3)	34	Director
James Fellus(1)	37	Director
Miles Raper(1)	66	Director

(1)     Member of Audit Committee
(2)     Member of Compensation Committee
(3)     Member of Stock Option Committee

        ILIA LEKACH is one of our co-founders and was our Chief Executive Officer and Chairman of the Board from incorporation in 1988 until his resignation in April 1994. Mr. Lekach was re-appointed Chief Executive Officer and Chairman of the Board on October 28, 1998. He is also Chairman of the Board and Chief Executive Officer of Parlux Fragrances, Inc., a publicly traded manufacturer of fragrance and related products, and was Chairman of the Board of Directors and Interim Chief Executive Officer of Nimbus Group, Inc., formerly known as Take To Auction.Com, Inc., a publicly held company committed to the development of a private jet air taxi network, until March 2003.

        A. MARK YOUNG joined us in February 2000 and became our Chief Financial Officer in May 2000. He served as one of our directors from April 2001 until his resignation as a director in September 2002. Prior to February 2000, Mr. Young was employed for seven years in the Business Assurance practice of the Middle Market Group of PricewaterhouseCoopers LLP. Mr. Young is a Certified Public Accountant.

        JEFFREY GELLER joined us in March 2000 and was appointed the President and Chief Operating Officer of our Retail division in May 2000. He served as one of our directors from April 2001 until his resignation as a director in September 2002. Prior to joining us, Mr. Geller was the Director, General Manager and Development Agent for an international restaurant chain in Peru which operated company owned and franchised locations.

        DONOVAN CHIN serves as the Chief Financial Officer of Perfumania. He was appointed Corporate Secretary in February 1999, director in March 1999 and Chief Financial Officer of Perfumania in May 2000. He has also served as our Chief Financial Officer from February 1999 to May 2000. From May 1995 to February 1999, Mr. Chin was our Corporate Controller and from May 1993 to May 1995 he was Assistant Corporate Controller. Previously, Mr. Chin was employed by Pricewaterhouse LLP in its Miami audit practice. Mr. Chin is a Certified Public Accountant.

        LEON GELLER joined us in March 2001 as Vice President of Purchasing of Perfumania, Inc. Prior to joining us, Mr. Geller was the Executive Director of a textile distributor in Peru. Leon Geller is the uncle of Jeffrey Geller, the President and Chief Operating Officer of our retail division.

        ALAN GROBMAN has served as the Vice President of Logistics and Distribution for Perfumania, Inc. since February 2003. He also served as our Director of Fulfillment from November 2000 to February 2003. Previously, Mr. Grobman was Plant Manager of Crown Cork and Seal del Peru, a manufacturer of food and specialty packaging from March 1999 to October 2000, and prior to that he was the General Manager of Corporacion Lealha, a beverage and entertainment company from May 1997 to March 1999.

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

        JAMES FELLUS was appointed a director in October 2001. Mr. Fellus was the Senior Managing Director Capital Markets at Advest, Inc. from 1995 until June 2002, where he was responsible for risk management of all fixed income products and published trade ideas and market commentary periodically. Mr. Fellus served as a member of the Board of Directors of Advest, Inc. Since November 2002, Mr. Fellus has been a Senior Managing Director of fixed income products at A.B. Watley, Inc. Mr. Fellus is a member of our Audit Committee.

        JOSEPH BOUHADANA was appointed a director in September 2002. Mr. Bouhadana has served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, since September 2000. Previously, Mr. Bouhadana was the Director of Information Technology of Hotelworks.com or Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana is a member of our Audit, Compensation and Stock Option Committees.

        MILES RAPER was appointed a director in October 2002. Mr. Raper serves as Chairman of the Board for Ryder System Federal Credit Union, a position he has held since 1996. He retired from Ryder System, Inc. (“Ryder”), a publicly traded provider of logistics, supply chain and transportation management solutions, in May 2002. Mr. Raper had been employed by Ryder since 1983 where he served as Senior Vice President of Global Transportation Services, Vice President of Automotive Operations and Vice President and General Manager of its Temperature Controlled Carriage Division. Mr. Raper is a member of the Council of Logistics Management and the Warehousing Education and Research Council. He is retired from the U.S. Air Force Reserve but served active duty during Operation Desert Storm. He holds a Juris Doctorate from Atlanta Law School. Mr. Raper is a member of our Audit Committee.

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

        To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended February 1, 2003, filing deficiencies under Section 16(a) included one late report filed by Leon Geller, Carole Ann Taylor and James Fellus with respect to two transactions. The following individuals were not timely in meeting the filing requirements with respect to one transaction each: Ilia Lekach, A. Mark Young, Jeffrey Geller, Miles Raper and Joseph Bouhadana.

ITEM 11.  EXECUTIVE COMPENSATION

        The following table sets forth compensation awarded to, earned by or paid to our (a) Chief Executive Officer, and (b) our four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of the end of fiscal year 2002 and whose compensation exceeded $100,000 in fiscal 2002. We refer to the Chief Executive Officer and these other executive officers collectively, as the “Named Executive Officers.”

SUMMARY COMPENSATION TABLE
	Annual Compensation
Name and Principal Position	Fiscal Year	Salary($)	Bonus($)	Options(#)(1)

Ilia Lekach	2002	441,000	--	--
Chairman of the Board and	2001	438,577	250,000	125,000
Chief Executive Officer	2000	433,846	80,000	--

A. Mark Young (2)	2002	196,153	--	--
Chief Financial Officer	2001	166,152	--	12,500
	2000	122,079	--	12,500

Jeffrey Geller (3)	2002	192,561	--	--
President and Chief Operating Officer,	2001	162,197	--	10,000
Perfumania, Inc.	2000	114,104	--	15,000

Donovan Chin	2002	200,857	--	--
Chief Financial Officer,	2001	189,443	--	--
Perfumania, Inc. and Secretary	2000	174,447	--	--

Leon Geller (4)	2002	173,166	--	--
Vice President of Purchasing,	2001	159,341	--	12,500
Perfumania, Inc.	2000	42,858	--	--

(1)	Our Board of Directors authorized a one-for-four reverse stock-split of our outstanding shares of common stock for shareholders of record on March 2, 2002. Accordingly, all share and per share data shown in this Form 10-K/A have been retroactively adjusted to reflect this reverse stock-split.
(2)	A. Mark Young joined us in February 2000 and was appointed Chief Financial Officer in May 2000.
(3)	Jeffrey Geller joined us in March 2000 and was appointed President and Chief Operating Officer of Perfumania, Inc. in May 2000.
(4)	Leon Geller joined us in March 2001 as Vice President of Purchasing of Perfumania, Inc

OPTIONS GRANTS TABLE

        There were no grants of stock options made during fiscal year 2002 to any Named Executive Officer.

STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

        The following table sets forth certain information concerning option exercises in fiscal year 2002 and the number of unexercised stock options held by the Named Executive Officers as of February 1, 2003.

Name	Number of Shares Acquired on Exercise	Value Realized	Number of Unexercised Options at Fiscal Year-End(#) Exercisable/ Unexercisable	Value of Unexercised In-The-Money Options at Fiscal Year-End($)(1) Exercisable/ Unexercisable

Ilia Lekach	--	--	193,750/125,000	583,735/0
A. Mark Young	--	--	12,500/12,500	750/1,500
Jeffrey Geller	--	--	13,333/11,667	600/1,200
Donovan Chin	--	--	27,250/0	3,825/0
Leon Geller	--	--	4,166/8,334	750/1,500

(1)     The value of the unexercised “in-the-money” options is based on the fair market value of $3.70 per share as of February 1, 2003, minus the exercise price, multiplied by the number of shares underlying the options.

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

Employment and Severance Agreements

        Effective February 1, 2002, we entered into a 3-year employment agreement with Ilia Lekach pursuant to which he will receive an annual salary of $460,000, subject to cost-of-living increases or 5% if higher. The employment agreement provides that Mr. Lekach will continue to receive his annual salary until the expiration of the term of the agreement if his employment is terminated by us for any reason other than death, disability or cause (as defined in the employment agreement). The agreement contains a performance bonus plan which provides for additional compensation and grant of stock options, if we meet certain specified net income levels. The employment agreement prohibits the employee from directly or indirectly competing with us during the term of his employment and for one year after termination of employment except in the case of our termination of employment without cause. Pursuant to the terms of this agreement, Mr. Lekach received a signing bonus of $250,000 and was granted 125,000 options to purchase our common stock at an exercise price of $4.00 per share (the closing market price of our common stock on January 31, 2002). The options will vest one-third after each twelve month period from February 1, 2002.

        Effective January 2003, we entered into 3-year employment agreements with A. Mark Young and Jeffrey Geller pursuant to which they receive annual salaries of $210,000 subject to specified increases. The employment agreements provide that Mr. Young and Mr. Geller will continue to receive their salary until the expiration of the term of the employment agreements if their employment is terminated by us for any reason other than death, disability or cause (as defined in the employment agreements), as well as provisions for change in control.

         Compensation Committee Interlocks and Insider Participation

        The following directors served as members of the compensation committee during the 2002 fiscal year: Carole Ann Taylor and Joseph Bouhadana. None of the members of the compensation committee was, at any time either during or before such fiscal year, an employee of ours or any of our subsidiaries.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The following table sets forth, as of May 23, 2003, information with respect to the beneficial ownership of our common stock by (i) each person known by us to beneficially own more than 5% of the outstanding shares of our common stock, (ii) each of our directors, (iii) each Named Executive Officer, and (iv) all of our directors and executive officers as a group. The address of each beneficial owner identified is 11701 NW 101st Road, Miami, Florida 33178, unless otherwise stated.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class

Ilia Lekach	689,398	(1)(2)(3)(4)	27.8%
Rachmil Lekach	187,150	(1)(2)(4)	7.6%
A. Mark Young	26,775	(1)(4)	1.1%
Jeffrey Geller	28,105	(1)(4)	1.1%
Donovan Chin	27,250	(1)(4)	1.1%
Leon Geller	12,500	(1)(4)	*
Alan Grobman	12,500	(1)(4)	*
Joel Lancaster	16,250	(1)(4)	*
Carole A. Taylor	6,000	(1)(4)	*
James Fellus	2,500	(1)(4)	*
Joseph Bouhadana	1,500	(1)(4)	*
Miles Raper	1,500	(1)(4)	*
Parlux Fragrances, Inc.	378,102	(5)	15.3%
Mark A. Rice	152,923	(6)(7)	6.2%
Anthony Silverman	200,400	(8)	8.1%
All directors and executive
officers as a group (11 persons)	824,278		33.3%

*Less than 1%.

(1)

For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the SEC, a person is deemed to be a “beneficial owner” of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2)	Ilia Lekach and Rachmil Lekach jointly own with their spouses the shares set forth opposite their respective names.
(3)	Includes 4,150 shares of common stock owned by Pacific Investment Group, and 101,004 shares of common stock owned by IZJD Corporation, corporations wholly owned by Mr. Lekach.
(4)	Includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 3, 2003 in the following amounts: Ilia Lekach (318,750); Rachmil Lekach (25,000); Jeffrey Geller (25,000); A. Mark Young (25,000); Donovan Chin (27,250); Leon Geller (12,500); Alan Grobman (12,500); Joel Lancaster (16,250); Carole A. Taylor (6,000); James Fellus (2,500); Joseph Bouhadana (1,500) and Miles Raper (1,500).
(5)

The address of Parlux Fragrances, Inc. is 3725 S.W. 30th Avenue, Ft. Lauderdale, Florida 33154. Ilia Lekach, our Chairman and Chief Executive Officer, is the natural person at Parlux Fragrances who has voting control or power to direct the disposition of the shares.

(6)

Based on the Schedule 13G/A dated February 14, 2002 filed with the SEC by Mark A. Rice. Mr. Rice is the Managing Member of Minamax, LLC. Minamax, LLC is the Managing Member of Rice Opportunity Fund, LLC. Rice Opportunity Fund LLC beneficially owns 131,171 shares of our common stock. Rice Opportunity Fund owns the following convertible notes: Series C in the principal amount of $196,368; and Series D in the principal amount of $290,540. These notes are subject to conversion limitations that prohibit Rice Opportunity Fund, LLC and its affiliates, which would include Mr. Rice, from beneficially owning more than 9.9% of the outstanding shares of our common stock. Assuming Rice Opportunity Fund LLC and its affiliates comply with this limitation, the maximum number of shares into which the notes can be converted, would be 131,171 shares of common stock. Mr. Rice has sole power to vote or direct the vote of the entire holding and has sole power to dispose of or direct the disposal of the entire shareholding. The address for each entity is 666 Dundee Road, Suite 1901, Northbrook, Illinois 60062.

(7)

In December 2002, we entered into an amended Convertible Note Option Repurchase Agreement (the “Agreement”) with certain holders of our outstanding Series C and D Convertible Notes. The Agreement provides us with an extension of the maturity date of the Series C and D Convertible Notes to September 15, 2003 and a monthly option to repurchase the approximately $1.2 million in Notes over the extended maturity date. The portion of the notes redeemable in each of the eleven months varies in accordance with a specified redemption schedule. In the event that we exercise our monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder’s notes into our common stock.

(8)	Based on the Schedule 13D dated April 17, 2003 filed with the SEC by Anthony Silverman.

Equity Compensation Plan Information

 This table summarizes share and exercise price information about our equity compensation plans as of February 1, 2003.

Plan Category	Number of Securities To Be Issued	Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights	Number of Securities Available For Future Issuance Under Equity Compensation Plans

Equity compensation plans approved
by security holders (1)	666,501	$5.32	236,473

Equity compensation plans not
approved by security holders	--	--	--

TOTAL	666,651	$5.32	236,473

(1)     Represents stock options outstanding and issuable under our 2000 Stock Option Plan and our 2000 Directors Stock Option Plan.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

        Relationship with Parlux. Parlux Fragrances, Inc. is a public company engaged in the manufacture of fragrances. Ilia Lekach, our Chairman of the Board and Chief Executive Officer and one of our principal shareholders, is the chairman of the board of Parlux and beneficially owns approximately 27% of the outstanding common stock of Parlux. During fiscal year 2002, we purchased approximately $11,613,000 of merchandise from Parlux. We believe that our purchases of merchandise from Parlux were on terms no less favorable to us than could reasonably be obtained in arm’s length transactions with independent third parties. The amount due to Parlux at February 1, 2003, was approximately $10,739,000 including a $100,000 subordinated interest bearing secured note payable. Trade accounts payable due to Parlux are non-interest bearing.

        On September 30, 2002, Perfumania signed a $3,000,000 subordinated note agreement with Parlux. The note was in consideration for the reduction of $3,000,000 in trade payables due to Parlux. The note was due on March 31, 2003 with various periodic principal payments, bore interest at prime plus 1% and was subordinate to all bank related indebtedness. As of February 1, 2003, the outstanding principal balance due on the note had been reduced to $100,000. The note was repaid in full in April 2003.

        Relationship with Grupo Tulin, Inc. Grupo Tulin, Inc. (“Grupo”) is a privately held distributor of fragrances. Zalman Lekach, a former Director and brother of Ilia Lekach is the founder of Grupo. During the fiscal year ended February 1, 2003, we purchased approximately $10,562,000 of merchandise from Grupo. We believe that our purchases of merchandise from Grupo were on terms no less favorable to us than could reasonably be obtained in arm’s length transactions with independent parties. The amount due to Grupo at February 1, 2003 was approximately $1,383,000.

        Relationship with S&R Fragrances, Inc. S&R Fragrances, Inc. (“S&R”) is a privately held distributor of fragrances. Rachmil Lekach, a brother of Ilia Lekach is the founder of S&R. During the fiscal year ended February 1, 2003, we purchased approximately $6,021,000 of merchandise from S&R. We believe that our purchases of merchandise from S&R were on terms no less favorable to us than could reasonably be obtained in arm’s length transactions with independent parties. The amount due to S&R at February 1, 2003 was approximately $1,310,000.

        Relationship with Nimbus Group, Inc. (formerly TakeToAuction.com, Inc.) During fiscal year 2000, we purchased 314,000 shares of common stock of Take to Auction.Com, Inc. (“TTA”), an Internet auction site, for approximately $2.5 million. Our Chairman of the Board and Chief Executive Officer, Ilia Lekach, was also the Chairman of the Board and Chief Executive Officer of TTA at that time. In June 2000, we acquired approximately 139,000 shares of TTA’s common stock upon conversion of a $1.0 million convertible promissory note receivable.

        In January 2001, we received 250,000 shares of TTA common stock as partial payment on a loan receivable from Ilia Lekach. These shares were valued at $252,500 ($1.01 per share).

        As of February 3, 2001, the market price for TTA’s common stock was below our average cost per share of $5.38. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other-than-temporary, we valued the shares at $1.01 per share and recorded a non-cash charge of approximately $3.1 million to realized loss on investments on the consolidated statement of operations for fiscal year 2000. As of November 2, 2002, the market price of the shares was again below our carrying value and approximately $700,000 was recorded as a non-cash charge to realized loss on investments on the consolidated statement of operations for the third fiscal quarter then ended.

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

        As of February 1, 2002, the amount due from TTA was approximately $811,000. During fiscal year 2002, the amount due from TTA increased to approximately $2 million and a provision for impairment of the receivable was recorded. In January 2003, we issued a letter of default to TTA regarding the licensing agreement. In February 2003, we regained control of our retail Internet website.

        As of February 1, 2003, we owned approximately 1,003,000 shares of Nimbus common stock representing approximately 13% of its total outstanding common stock. The investment in Nimbus is shown on our consolidated balance sheet as of February 1, 2003 as investments available for sale in the amount of approximately $211,000 representing the market value of $0.21 per share at that date.

        Indebtedness of Ilia Lekach. Notes receivable from Ilia Lekach, our Chairman of the Board and Chief Executive Officer was $311,604 as of February 1, 2003. The notes are unsecured, mature in five years and bear interest at prime plus 1% per annum. Principal and interest are payable in full at maturity. Interest income recognized during fiscal years 2002, 2001, and 2000 was approximately $174,000, $264,000 and $236,000, respectively. Accrued interest receivable at February 1, 2003, was approximately $12,000. In January 2003, the Company received repayment from Ilia Lekach on a loan of approximately $2,790,000.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, May 30, 2003.

E Com Ventures, Inc. By: /s/ ILIA LEKACH Ilia Lekach, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)
By: /s/ A. MARK YOUNG A. Mark Young, Chief Financial Officer (Principal Accounting Officer)

        Pursuant to the requirements of the Securities Exchange act of 1934, this amendment has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ ILIA LEKACH Ilia Lekach	Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)	May 30, 2003

/s/ A. MARK YOUNG A. Mark Young	Chief Financial Officer, (Principal Accounting Officer)	May 30, 2003

/s/ JEFFREY GELLER Jeffrey Geller	President and Chief Operating Officer of Perfumania, Inc.	May 30, 2003

/s/ DONOVAN CHIN Donovan Chin	Chief Financial Officer Perfumania, Inc., Secretary and Director	May 30, 2003

/s/ CAROLE ANN TAYLOR	Director	May 30, 2003
Carole Ann Taylor

/s/ JOSEPH BOUHADANA	Director	May 30, 2003
Joseph Bouhadana

/s/ JAMES FELLUS	Director	May 30, 2003
James Fellus

/s/ MILES RAPER	Director	May 30, 2003
Miles Raper

CERTIFICATIONS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Ilia Lekach, certify that:

(1)	I have reviewed this amendment no. 1 to the annual report on Form 10-K/A of E Com Ventures, Inc.;

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

(b)	evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

(6)

The registrant’s Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

By: /S/ ILIA LEKACH
Ilia Lekach
Chief Executive Officer

CERTIFICATIONS

PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, A. Mark Young, certify that:

(1)	I have reviewed this amendment no. 1 to the annual report on Form 10-K/A of E Com Ventures, Inc.;

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

(b)	evaluated the effectiveness of the registrant’s internal controls as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

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

(6)

The registrant’s Certifying Officers have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 30, 2003

By: /S/ A. MARK YOUNG
A. Mark Young
Chief Financial Officer