Form 10-Q
period 2003-04-03
E COM VENTURES INC
filed 2003-06-17
CIK 880460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED MAY 3, 2003
                         COMMISSION FILE NUMBER 0-19714


                              E COM VENTURES, INC.


                     STATE OF FLORIDA I.R.S. NO. 65-0977964

                            251 INTERNATIONAL PARKWAY
                                SUNRISE, FL 33325

                        TELEPHONE NUMBER: (954) 335-9100

Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES |_| NO |X|


As of June 6, 2003, the registrant had 2,483,213 shares of its common stock, $0.01 par value, outstanding.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

  ITEM 1            FINANCIAL STATEMENTS (unaudited).........................  3

                    Consolidated Condensed Balance Sheets....................  3
                    Consolidated Condensed Statements of Operations..........  4
                    Consolidated Condensed Statements of Cash Flow...........  5
                    Notes to Consolidated Condensed Financial Statements.....  6

  ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............  9

  ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                    MARKET RISK.............................................. 13

  ITEM 4            CONTROLS AND PROCEDURES.................................. 13



                                     PART II
                                OTHER INFORMATION

  ITEM 1            LEGAL PROCEEDINGS........................................ 13

  ITEM 2            CHANGES IN SECURITIES AND USE OF PROCEEDS................ 13

  ITEM 3            DEFAULTS UPON SENIOR SECURITIES.......................... 13

  ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...... 13

  ITEM 5            OTHER INFORMATION........................................ 13

  ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K......................... 14

  SIGNATURES................................................................. 15

  CERTIFICATIONS............................................................. 16


PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                                 MAY 3, 2003   FEBRUARY 1, 2003
                                                                       -------------  ----------------
Current assets:
Cash and cash equivalents                                              $   1,671,357  $     2,964,645
Trade receivables, net                                                     1,091,706          744,456
Advances to suppliers                                                      1,722,388        1,814,935
Inventories, net                                                          74,808,725       68,717,163
Prepaid expenses and other current assets                                    891,029        1,169,524
Investments available for sale                                               230,664          210,607
                                                                       -------------  ---------------
  Total current assets                                                    80,415,869       75,621,330

Property and equipment, net                                               25,116,662       24,556,691
Goodwill, net                                                              1,904,448        1,904,448
Other assets, net                                                          1,220,924        1,340,155
                                                                       -------------  ---------------
  Total assets                                                         $ 108,657,903  $   103,422,624
                                                                       =============  ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                                    $  37,071,481  $    32,081,831
Current portion of long-term debt                                               --             31,860
Accounts payable, non-affiliates                                          23,581,776       20,905,826
Accounts payable, affiliates                                              15,225,947       13,331,718
Accrued expenses and other liabilities                                     4,667,487        5,168,634
Subordinated note payable, affiliate                                            --            100,000
Current portion of obligations under capital leases                          778,704          981,784
Convertible notes payable                                                    840,215        1,215,215
                                                                       -------------  ---------------
  Total current liabilites                                                82,165,610       73,816,868

Long-term portion of obligations under capital leases                      7,557,870        7,752,315
                                                                       -------------  ---------------
  Total liabilities                                                       89,723,480       81,569,183
                                                                       -------------  ---------------

Commitments and contingencies

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued                                               --               --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,256,161 and 3,215,761 shares issued
   in fiscal years 2003 and 2002, respectively                                32,562           32,158
Additional paid-in capital                                                71,382,389       71,387,794
Treasury stock, at cost, 779,952 shares in fiscal year 2003 and 2002      (7,085,940)      (7,085,940)
Accumulated deficit                                                      (44,958,710)     (42,028,563)
Notes and interest receivable from shareholder and officer                  (315,531)        (311,604)
Accumulated other comprehensive loss                                        (120,347)        (140,404)
                                                                       -------------  ---------------
  Total shareholders' equity                                              18,934,423       21,853,441
                                                                       -------------  ---------------
  Total liabilities and shareholders' equity                           $ 108,657,903  $   103,422,624
                                                                       =============  ===============


     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      THIRTEEN WEEKS ENDED       THIRTEEN WEEKS ENDED
                                                          MAY 3, 2003                 MAY 4, 2002
                                                      --------------------       --------------------
Net sales                                             $         36,887,829       $         40,168,682
Cost of goods sold                                              20,072,336                 22,839,423
                                                      --------------------       --------------------
Gross profit                                                    16,815,493                 17,329,259
                                                      --------------------       --------------------

Operating expenses:
  Selling, general and administrative                           17,839,116                 17,234,099
  Depreciation and amortization                                  1,454,741                  1,491,645
                                                      --------------------       --------------------
    Total operating expenses                                    19,293,857                 18,725,744
                                                      --------------------       --------------------

Loss from operations                                            (2,478,364)                (1,396,485)
Interest expense, net                                             (451,783)                  (543,846)
                                                      --------------------       --------------------
    Net loss                                          $         (2,930,147)      $         (1,940,331)
                                                      ====================       ====================

Net loss per common share:
  Basic                                               $              (1.19)      $              (0.80)
                                                      ====================       ====================
  Diluted                                             $              (1.19)      $              (0.80)
                                                      ====================       ====================

Weighted average number of common shares outstanding:
  Basic                                                          2,459,052                  2,421,408
                                                      ====================       ====================
  Diluted                                                        2,459,052                  2,421,408
                                                      ====================       ====================



     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                              THIRTEEN WEEKS ENDED       THIRTEEN WEEKS ENDED
                                                                   MAY 3, 2003               MAY 4, 2002
                                                              --------------------       --------------------
Cash flows from operating activities:
Net loss                                                      $        (2,930,147)       $        (1,940,331)
Adjustments to reconcile net loss to net cash
  used in operating acitivites:
Provision for impairment of assets and store closings                      57,755                    113,974
Depreciation and amortization                                           1,454,741                  1,491,645
Change in operating assets and liabilities:
  Trade receivables                                                      (347,250)                  (300,978)
  Advances to suppliers                                                    92,547                   (765,497)
  Inventories                                                          (6,091,562)                (7,013,017)
  Prepaid and other current assets                                        278,495                      3,521
  Other assets                                                             64,758                     56,627
  Accounts payable, non-affiliates                                      2,675,950                  4,541,600
  Accounts payable, affiliates                                          1,894,229                  1,337,325
  Accrued expenses and other liabilities                                 (501,147)                  (439,095)
                                                              --------------------       --------------------
Net cash used in operating activities                                  (3,351,631)                (2,914,226)
                                                              --------------------       --------------------

Cash flows from investing activities:
  Additions to property and equipment                                  (2,017,994)                  (170,466)
  Proceeds from sale of investments                                            --                     11,733
                                                              --------------------       --------------------
Net cash used in investing activities                                  (2,017,994)                  (158,733)
                                                              --------------------       --------------------

Cash flows from financing activities:
  Net borrowings under bank line of credit and notes payable            4,957,790                  5,117,799
  Repayments of notes payable                                                  --                   (109,004)
  Repayment of subordinated notes payable, affiliate                     (100,000)                  (100,000)
  Principal payments under capital lease obligations                     (397,525)                  (395,905)
  Proceeds from note and interest receivable, related party                (3,927)                        --
  Net borrowings from shareholders and officers                                --                   (141,310)
  Repayment of convertible notes payable                                 (450,000)                (1,183,157)
  Exercise of stock options                                                69,999                         --
  Purchases of treasury stock                                                  --                    (14,773)
                                                              --------------------       --------------------
    Net cash provided by financing activities                           4,076,337                  3,173,650
                                                              --------------------       --------------------
 (Decrease) increase in cash and cash equivalents                      (1,293,288)                    100,691
 Cash and cash equivalents at beginning of period                       2,964,645                   1,600,787
                                                              --------------------       --------------------
 Cash and cash equivalents at end of period                   $         1,671,357        $          1,701,478
                                                              ====================       ====================



     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

     E Com Ventures, Inc., a Florida Corporation ("ECOMV"), is structured as a holding company that owns and operates Perfumania Inc. ("Perfumania"), a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, inc., an Internet retailer of fragrance and other specialty items.

     Perfumania is incorporated in Florida and operates under the name Perfumania. Perfumania's retail stores are located in regional malls, manufacturers' outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at May 3, 2003 and May 4, 2002 were 237 and 244, respectively.

     The consolidated condensed financial statements include the accounts of ECOMV and subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

     The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 filed with the SEC on April 30, 2003.

     As of May 3, 2003, the Company has a seasonal working capital deficiency of $1.7 million, cash balances of approximately $1.7 million and additional borrowing capacity of $1.5 million under its bank line of credit; this could have an effect on the Company`s ability to meet its obligations over the next twelve months. Management believes that the cash balances, the available borrowing capacity, and the projected future operating results will generate sufficient liquidity to support the Company`s working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management`s plans will be successful. If the Company is unable to generate sufficient cash flows from operations in the future to service its obligations and/or refinance its existing debt, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

RECLASSIFICATION

     Certain fiscal year 2002 amounts have been reclassified to conform with the fiscal year 2003 presentation.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

     The Company accounts for its stock-based compensation plans under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, because the grant price equals the market price on the date of the grant, no compensation expense is recognized by the Company for stock options issued pursuant to its stock-based compensation plans. The pro forma information below is based on provisions of Statement of Financial Accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," issued in December 2002.

                                                           THIRTEEN WEEKS ENDED        THIRTEEN WEEKS ENDED
                                                                MAY 3, 2003                 MAY 4, 2002
                                                          -------------------------   -------------------------
Net loss as reported                                       $            (2,930,147)   $             (1,940,331)

Add: Total fair value of stock based employee compensation
  expense not included in reported net loss, net                          (103,381)                    (86,275)
                                                          -------------------------   -------------------------

Proforma net loss                                          $            (3,033,528)   $             (2,026,606)
                                                          =========================   =========================

Proforma net loss per share:

  Basic                                                    $                 (1.23)   $                  (0.84)
                                                          =========================   =========================
  Diluted                                                  $                 (1.23)   $                  (0.84)
                                                          =========================   =========================


NOTE 3 - BANK LINE OF CREDIT

     Perfumania's senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which approximately $1.5 million was available at May 3, 2003, and supports normal working capital requirements and other general corporate purposes. The facility expires in May 2004. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% - 3.50% depending on a financial ratio test. As of May 3, 2003, the credit facility bore interest at 4.0%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on Ilia Lekach, the Company's Chairman of the Board of Directors and Chief Executive Officer. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of May 3, 2003, Perfumania was not in compliance with its fixed charge ratio and leverage ratio. On June 16, 2003, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of May 3, 2003.

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

     Comprehensive   income  (loss)   represents   all   non-owner   changes  in
shareholders' equity and consists of the following:



                                                            THIRTEEN WEEKS ENDED        THIRTEEN WEEKS ENDED
                                                                MAY 3, 2003                 MAY 4, 2002
                                                          -------------------------   -------------------------
Net loss                                                  $             (2,930,147)   $             (1,940,331)
Net unrealized gain on investments available for sale                       20,057                      51,893
                                                          -------------------------   -------------------------
  Total comprehensive loss                                $             (2,910,090)   $             (1,888,438)
                                                          =========================   =========================


NOTE  6 -  CONVERTIBLE NOTES PAYABLE

     In December 2002, the Company entered into an amended Convertible Note Option Repurchase Agreement (the "Agreement") with holders of the Company's outstanding Series C and D Convertible Notes. The Agreement provides an extension of the maturity date of the Convertible Notes to September 15, 2003 and a monthly option to repurchase the Notes over the extended maturity date. The portion of the notes redeemable in each month varies as per a specified redemption schedule. In the event that the Company exercises its monthly option, the note holders are restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock During the first thirteen weeks of fiscal year 2003, the Company paid $450,000 to the note holders, which represented $375,000 of principal and $75,000 of premiums.

NOTE 7 - CONTINGENCIES

     The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters. Management believes that the Company would have meritorious defenses and that the ultimate resolution of these matters should not have a material adverse effect on the Company's financial position or result of operations.

NOTE 8 - RELATED PARTY TRANSACTIONS

     Notes and interest receivable from a shareholder and officer were approximately $316,000 as of May 3, 2003. The notes are unsecured, mature in five years and bear interest at prime plus 1% per annum. Principal and interest are payable in full at maturity.

     The Company's Chairman of the Board of Directors and Chief Executive Officer, Ilia Lekach, is also the Chairman of the Board of Directors and Chief Executive Officer of Parlux Fragrances, Inc. ("Parlux"). Purchases of product from Parlux was approximately $3,469,000 for the first thirteen weeks of fiscal 2003, representing approximately 13.8% of the Company's total purchases. The amount due to Parlux at May 3, 2003 was approximately $12,891,000. Accounts payable due to Parlux are non-interest bearing and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets.

     During the first thirteen weeks of 2003, the Company purchased approximately $891,000 of merchandise from a company owned by a brother of Ilia Lekach and approximately $1,259,000 from a company owned by another brother of Ilia Lekach. The amounts due to these companies at May 3, 2003 was approximately $1,280,000 and $1,056,000, respectively, and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets. Purchases from these brothers did not include products manufactured or distributed by Parlux. Purchases from related parties are on an arms-length basis with prices and/or terms generally better then would otherwise be available from third parties.

     As of May 3, 2003, the Company owned approximately 1,003,000 shares of Nimbus Group, Inc. ("Nimbus") common stock representing approximately 13% of its total outstanding common stock. The investment in Nimbus appears on the Company's consolidated condensed balance sheets as investments available for sale. Ilia Lekach previously served as Chairman of the Board and Interim Chief Executive Officer of Nimbus.

NOTE 9 - NON CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:


                                                           For the Thirteen Weeks Ended
                                               -----------------------------------------------------
                                                      May 3, 2003                 May 4, 2002
                                               -------------------------   -------------------------
Conversion of debt and accrued interest
  payable in exchange for common stock             $                  -     $                26,160

Unrealized gain on investments available for sale                20,057                      51,893

Cash paid during the period for:
    Interest                                                    403,717                     683,201

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended May 3, 2003 with the Thirteen Weeks Ended May 4, 2002.

       Net sales decreased 8.2% from $40.2 million in the first thirteen weeks of 2002 to $36.9 million in the first thirteen weeks of 2003. The decrease in sales was primarily due to a 6.1% decrease in Perfumania's comparable retail store sales and a reduction in the average number of stores operated during the first thirteen weeks of 2003 compared to the first thirteen weeks of 2002. The decrease in comparable store sales was primarily due to a contracted retail environment, inclement weather and a slow economy. During the first thirteen weeks of 2003, the average number of stores operated was 238 versus 245 in the prior year's comparable period.

       Gross profit decreased 3.0% from $17.3 million in the first thirteen weeks of 2002 (43.1% of total net sales) to $16.8 million in the first thirteen weeks of 2003 (45.6% of total net sales). The decrease in gross profit was due to the decrease in sales. As a percentage of net sales, gross profit in the first thirteen weeks of 2003 increased versus the first thirteen weeks of 2002 due to price increases and improved product mix.

       Selling, general and administrative expenses increased 3.5% from $17.2 million in the first thirteen weeks of 2002 to $17.8 million in the first thirteen weeks of 2003. The increase was attributable to higher payroll and employee related costs compared with 2002. Depreciation and amortization was approximately $1.5 million in the first thirteen weeks of both 2003 and 2002.

       EBITDA(a), defined as net income (loss) less depreciation, amortization and interest expense, net declined by $1.1 million from $0.1 million in the first thirteen weeks of 2002 to ($1.0) million in the first thirteen weeks of 2003, due to reduced sales and increased expenses.

       Interest expense, net was approximately $544,000 for the first thirteen weeks of 2002 compared with $452,000 in 2003. In the current period, lower interest rates and slightly lower average borrowings resulted in the reduction in interest expense for the first thirteen weeks of 2003 versus the comparable period of 2002.

     As a result of the foregoing, our net loss increased to $2.9 million in the first thirteen weeks of 2003 compared to a net loss of $1.9 million in the first thirteen weeks of 2002. Net loss per share for the first thirteen weeks of 2003 and 2002 was $1.19 and $0.80, respectively.


                                            THIRTEEN WEEKS ENDED
                                   ----------------------------------------
EBITDA Reconciliation (a):            May 3, 2003            May 4, 2002
--------------------------------   ----------------------------------------

Net loss                           $       (2,930,147)     $    (1,940,331)
Interest expense                              451,783              543,846

Depreciation and amortization               1,454,741            1,491,645
                                   -------------------     ----------------
EBITDA                             $       (1,023,623)     $        95,160
                                   ===================     ================

     In order to fully assess our financial operating results, management believes that EBITDA is an appropriate measure of evaluating our operating and liquidity performance, because it reflects the resources available for strategic opportunities including, among others, to invest in the business and strengthen the balance sheet. However, these measures should be considered in addition to, not as a substitute, or superior to, operating income, cash flows, or other measures of financial performance prepared in accordance with generally accepted accounting principles. EBITDA should not be considered as an alternative to, or more meaningful than, operating income as determined in accordance with GAAP, or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first thirteen weeks of fiscal 2003, these capital requirements generally were satisfied through borrowings under our credit facility.

     At May 3, 2003, we had a working capital deficiency of approximately $1.7 million compared to a working capital of approximately $1.8 million at February 1, 2003. The decrease was primarily due to the net loss during the current period, increased purchases of property and equipment and lower long-term debt.

     Net cash used in operating activities during the current period was approximately $3.4 million compared with approximately $2.9 million for the same period in the prior year. The increase in cash used in operating activities was primarily due to the $1.0 million increase in net loss for the first thirteen weeks of 2003 compared with the same period in the prior year.

     Net cash used in investing activities was approximately $2.0 million in the first thirteen weeks of fiscal year 2003 compared to $0.2 million in the first thirteen weeks of 2002. Investing activities represent spending for the renovation of existing stores and new store openings.

     Net cash provided by financing activities during the current period was approximately $4.1 million compared with approximately $3.2 million for the same period in the prior year. The increase was due primarily to a reduction of convertible debenture payments of approximately $0.7 million.

     Perfumania's senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which approximately $1.5 million was available at May 3, 2003, and supports normal working capital requirements and other general corporate purposes. The facility expires in May 2004. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% - 3.50% depending on a financial ratio test. As of May 3, 2003, the credit facility bore interest at 4.0%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on Ilia Lekach. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of May 3, 2003, Perfumania was not in compliance with its fixed charge ratio and leverage ratio. On June 16, 2003, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of May 3, 2003.

     As of May 3, 2003, we have a seasonal working capital deficiency of $1.7 million, cash balances of approximately $1.7 million and additional borrowing capacity of $1.5 million under our bank line of credit; this could have an effect on our ability to meet our obligations over the next twelve months. Management believes that the cash balances, the available borrowing capacity, and the projected future operating results will generate sufficient liquidity to support our working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management`s plans will be successful. If we are unable to generate sufficient cash flows from operations in the future to service our obligations and/or refinance our existing debt, we could face liquidity and working capital constraints, which could adversely impact future operations and growth.

     During the thirteen weeks ended May 3, 2003, Perfumania closed 3 stores and opened 2 new stores. In addition, Perfumania remodeled 11 more stores than the year's comparable period. At May 3, 2003, Perfumania operated 237 stores compared to 244 stores as of May 4, 2002. Management's focus is on improving the profitability of existing stores and plans to open a maximum of 8 new stores for the remainder of fiscal year 2003.

RECENT ACCOUNTING STANDARDS

     In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstance). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on our consolidated financial position, results of operations or disclosures.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities." In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 is not expected to have a material impact on our consolidated financial position, results of operations or disclosures.

CRITICAL ACCOUNTING POLICIES

     Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies and a description of accounting policies that are considered critical can be found in our 2002 Annual Report on Form 10-K, filed on April 30, 2003 in the notes to the Consolidated Financial Statements, Note 1 and the Critical Accounting Policies Section. These policies have been consistently applied in all material respects and address such matters as principles of consolidation, allowance for doubtful accounts, investments, impairment of long-lived assets, accrued self-insurance, revenue recognition and stock based compensation. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

FORWARD LOOKING STATEMENTS

     Some of the statements in this quarterly report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect,"
"should," "intend" and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements.

RISK FACTORS

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

PERFUMANIA COULD BE SUBJECT TO LITIGATION BECAUSE OF THE MERCHANDISING ASPECT OF ITS BUSINESS

     Some of the merchandise Perfumania purchases from suppliers is manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. The owner of a particular trademark or copyright may challenge Perfumania to demonstrate that the specific merchandise was produced and sold with the proper authority; if Perfumania is unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise. This type of restriction could adversely affect Perfumania's business and results of operations.

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

PERFUMANIA'S BUSINESS MAY BE AFFECTED BY THE CONTINUING ECONOMIC DOWNTURN

     Sales levels at Perfumania's retail stores may be adversely affected during fiscal year 2003 and beyond by a continuing economic downturn in the United States. Due to higher unemployment, stagnant business growth rates and the continuing poor performance of the stock market, consumer spending in general and especially on discretionary items, may decline. The length of this economic downturn may adversely impact our business, the results of our operations and our liquidity in the future.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     During the quarter ended May 3, 2003, there have been no material changes in the information about our market risks as of February 1, 2003 as set forth in
Item 7A of the 2002 Form 10-K.


ITEM 4. CONTROLS AND PROCEDURES

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


ITEM 1 . LEGAL PROCEEDINGS

         Not applicable.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Index to Exhibits

         Exhibit No. Description of Exhibit
         ----------  ----------------------

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


                                                  E COM VENTURES, INC.
                                               ---------------------------
                                                     (Registrant)


Date: June 13, 2003                   By:      /S/ ILIA LEKACH
                                               --------------------------
                                               Ilia Lekach
                                               Chairman of the Board and
                                               Chief Executive Officer
                                               (Principal Executive Officer)

                                      By:      /S/ A. MARK YOUNG
                                               -------------------------
                                               A. Mark Young
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)

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

          (b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

          (a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          (6) The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 13, 2003


By:  /S/ ILIA LEKACH
-----------------------
Ilia Lekach
Chief Executive Officer

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

     (b) evaluated the effectiveness of the registrant's internal controls as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report the conclusions of the Certifying Officers about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5) The registrant's Certifying Officers have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     (a) all significant deficiencies (if any) in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's Certifying Officers have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date: June 13, 2003


By:  /S/ A. MARK YOUNG
------------------------
A. Mark Young
Chief Financial Officer