Form 10-K/A
period 2003-02-01
E COM VENTURES INC
filed 2003-08-29
CIK 880460

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED FEBRUARY 1, 2003 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-19714

                              E COM VENTURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                FLORIDA                                 65-0977964
  (State or other jurisdiction of       (I.R.S. Employer Identification Number)
   incorporation or organization)

           251 International Parkway                     33325
                Sunrise, Florida
    (Address of principal executive offices)          (Zip Code)

                                 (954) 335-9100
              (Registrant's telephone number, including area code)

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

        As of May 23, 2003 the number of shares of the registrant's common stock outstanding was 2,475,959. The aggregate market value of the common stock held by non affiliates of the registrant as of August 3, 2002 was approximately $5.9 million, based on the closing price of the common stock ($4.00) as reported by the NASDAQ National Market on such date. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

                                EXPLANATORY NOTE

         This Form  10-K/A is being filed  solely for the purpose of  correcting
Exhibit 23.1, the Consent of Independent Accountants, to reference additional Registration Statements on Form S-8 and S-3 of E Com Ventures, Inc. (the "Company") in such Consent, and does not reflect any events occurring after the date of filing of the original Form 10-K or otherwise modify or update any of the information contained therein, except to change the address of the Company.

                                    PART IV.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


         (a)      The following documents are filed as part of this report:

                  (3)      Exhibits

                                                                                PAGE NUMBER OR
                                                                                INCORPORATED BY
EXHIBIT                    DESCRIPTION                                          REFERENCE FROM
-------                    -----------                                          --------------
    3.1           Amended and Restated Articles of Incorporation                            (12)

    3.2           Bylaws                                                                     (2)

   10.1           Executive Compensation Plans and Arrangements

                  (a)  Employment Agreement, dated as of February 16, 2001, between         (11)
                       the Company and A. Mark Young

                  (b)  Employment Agreement,  dated as of February 1,
                       2002, between (12) the Company and Ilia Lekach

   10.5           1991 Stock Option Plan, as amended                                         (6)

   10.6           1992 Directors Stock Option Plan, as amended                               (6)

   10.7           Series A Securities Purchase Agreement                                     (3)

   10.8           Series B Securities Purchase Agreement                                     (4)

   10.9           Series C Securities Purchase Agreement                                     (5)

   10.10          Series D Securities Purchase Agreement                                     (5)

   10.11          2000 Stock Option Plan                                                    (10)

   10.12          2000 Directors Stock Option Plan                                          (10)

   10.13          Revolving Credit and Security Agreement with GMAC Commercial               (9)
                  Credit LLC, dated May 12, 2000

   10.14          Waiver and  Amendment to the  Revolving  Credit and  Security
                  Agreement with GMAC Commercial Credit LLC, dated November 8, 2000         (11)


   10.15          Waiver and  Amendment to the  Revolving  Credit and  Security  Agreement  (11)
                  with GMAC Commercial Credit LLC, dated April 26, 2001

   10.16          Lease agreement with Victory  Investment  Group,  LLC, dated              (13)
                  October 21, 2002

    21.1          Subsidiaries of the Registrant                                            (13)

     23.1         Consent of Deloitte & Touche LLP                                          (14)

     31.1         Certification  of the Chief  Executive Officer Pursuant to Section 302    (14)
                  of the Sarbanes-Oxley Act of 2002

     31.2         Certification of the Chief Financial Officer Pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002                                         (14)

--------------

(1)      Not used.

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

(8)      Not used.

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

(13) Incorporated by reference to the exhibit of the same description filed with the Company's 2002 Form 10-K (filed April 30, 2003) to which this amendment relates.

(14)     Filed herewith.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, on August 29, 2003.


                                     E Com Ventures, Inc.

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




SIGNATURE                                                 TITLE                             DATE
---------                                                 -----                             ----

/s/ ILIA LEKACH                                 Chairman of the Board and              August 29, 2003
------------------------------                   Chief Executive Officer,
Ilia Lekach                                   (Principal Executive Officer)


/s/ A. MARK YOUNG                               Chief Financial Officer,               August 29, 2003
------------------------------               (Principal Accounting Officer)
A. Mark Young



/s/ *                                            Chief Financial Officer               August 29, 2003
------------------------------                      Perfumania, Inc.,
Donovan Chin                                     Secretary and Director


/s/ *                                                   Director                       August 29, 2003
------------------------------
Carole Ann Taylor


/s/ *                                                   Director                       August 29, 2003
------------------------------
Joseph Bouhadana


/s/ *                                                   Director                       August 29, 2003
------------------------------
Miles Raper

* BY: /S/  A. MARK YOUNG
      ------------------------
      A. Mark Young
      Attorney-In-Fact

                                  EXHIBIT INDEX


23.1     Consent of Deloitte & Touche LLP

31.1 Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002