Form 10-Q
period 2003-08-02
E COM VENTURES INC
filed 2003-09-16
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2003
                         COMMISSION FILE NUMBER 0-19714

                              E COM VENTURES, INC.

                     STATE OF FLORIDA I.R.S. NO. 65-0977964

                            251 INTERNATIONAL PARKWAY
                             SUNRISE, FLORIDA 33325

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

AS OF SEPTEMBER 12, 2003, THE REGISTRANT HAD 2,474,460 SHARES OF ITS COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1       FINANCIAL STATEMENTS (unaudited).................................3
             Consolidated Condensed Balance Sheets............................3
             Consolidated Condensed Statements of Operations..................4
             Consolidated Condensed Statements of Cash Flows..................5
             Notes to Consolidated Condensed Financial Statements.............6

ITEM 2       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS........................................9

ITEM 3       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
             MARKET RISKS....................................................15

ITEM 4       CONTROLS AND PROCEDURES.........................................15

                                     PART II
                                OTHER INFORMATION

ITEM 1       LEGAL PROCEEDINGS...............................................15

ITEM 2       CHANGES IN SECURITIES AND USE OF PROCEEDS.......................15

ITEM 3       DEFAULTS UPON SENIOR SECURITIES.................................16

ITEM 4       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............16

ITEM 5       OTHER INFORMATION...............................................16

ITEM 6       EXHIBITS AND REPORTS ON FORM 8-K................................16

SIGNATURES ..................................................................17

PART I.                 FINANCIAL INFORMATION
ITEM 1.                 FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                     AUGUST 2, 2003   FEBRUARY 1, 2003
                                                            ==============   ================
Current assets:
Cash and cash equivalents                                    $   3,380,390    $   2,964,645
Trade receivables, net                                           1,549,056          744,456
Advances to suppliers                                            1,503,855        1,814,935
Inventories, net                                                66,816,541       68,717,163
Prepaid expenses and other current assets                        1,053,300        1,169,524
Investments available for sale                                     167,091          210,607
                                                             -------------    -------------
  Total current assets                                          74,470,233       75,621,330
Property and equipment, net                                     25,716,097       24,556,691
Goodwill, net                                                    1,904,448        1,904,448
Other assets, net                                                1,147,095        1,340,155
                                                             -------------    -------------
  Total assets                                               $ 103,237,873    $ 103,422,624
                                                             =============    =============
LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilities:
Bank line of credit                                          $  34,976,323    $  32,081,831
Current portion of long-term debt                                     --             31,860
Accounts payable, non-affiliates                                17,119,818       20,905,826
Accounts payable, affiliates                                    14,203,003       13,331,718
Accrued expenses and other liabilities                           5,552,507        5,168,634
Subordinated note payable, affiliate                             4,750,000          100,000
Current portion of obligations under capital leases                413,651          981,784
Convertible notes payable                                          381,882        1,215,215
                                                             -------------    -------------
  Total current liabilites                                      77,397,184       73,816,868
Long-term portion of obligations under capital leases            8,053,596        7,752,315
                                                             -------------    -------------
  Total liabilities                                             85,450,780       81,569,183
                                                             -------------    -------------
Commitments and contingencies
Shareholders' equity:
Preferred stock, $0.10 par value, 1,000,000
   shares authorized, none issued                                     --               --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,271,812 and 3,215,761 shares issued
   in fiscal years 2003 and 2002, respectively                      32,718           32,158
Additional paid-in capital                                      71,330,838       71,387,794
Treasury stock, at cost, 794,952 and 779,952 shares
   in fiscal years 2003 and 2002, respectively                  (7,197,535)      (7,085,940)
Accumulated deficit                                            (45,882,550)     (42,028,563)
Notes and interest receivable from shareholder and officer        (319,458)        (311,604)
Accumulated other comprehensive loss                              (176,920)        (140,404)
                                                             -------------    -------------
  Total shareholders' equity                                    17,787,093       21,853,441
                                                             -------------    -------------
  Total liabilities and shareholders' equity                 $ 103,237,873    $ 103,422,624
                                                             =============    =============


     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THIRTEEN WEEKS     THIRTEEN WEEKS       TWENTY-SIX WEEKS   TWENTY-SIX WEEKS
                                                            ENDED             ENDED                 ENDED              ENDED
                                                       AUGUST 2, 2003     AUGUST 3, 2002        AUGUST 2, 2003     AUGUST 3, 2002
                                                       ==============     ==============        ==============     ==============
Net sales                                               $ 50,747,969       $ 48,089,158          $ 87,635,798       $ 88,257,840
Cost of goods sold                                        30,175,240         28,090,185            50,247,576         50,929,609
                                                        ------------       ------------          ------------       ------------
Gross profit                                              20,572,729         19,998,973            37,388,222         37,328,231
                                                        ------------       ------------          ------------       ------------
Operating expenses:
  Selling, general and administrative                     19,618,635         18,689,104            37,457,751         35,923,203
  Depreciation and amortization                            1,469,397          1,455,435             2,924,138          2,947,080
                                                        ------------       ------------          ------------       ------------
    Total operating expenses                              21,088,032         20,144,539            40,381,889         38,870,283
                                                        ------------       ------------          ------------       ------------
Loss from operations                                        (515,303)          (145,566)           (2,993,667)        (1,542,052)
Interest expense, net                                       (408,537)          (540,356)             (860,320)        (1,084,202)
                                                        ------------       ------------          ------------       ------------
Net loss                                                $   (923,840)      $   (685,922)         $ (3,853,987)      $ (2,626,254)
                                                        ============       ============          ============       ============
Net loss per common share:
  Basic                                                 $      (0.37)      $      (0.28)         $      (1.56)      $      (1.07)
                                                        ============       ============          ============       ============
  Diluted                                               $      (0.37)      $      (0.28)         $      (1.56)      $      (1.07)
                                                        ============       ============          ============       ============
Weighted average number of common shares outstanding:
  Basic                                                    2,493,562          2,482,780             2,476,307          2,452,094
                                                        ============       ============          ============       ============
  Diluted                                                  2,493,562          2,482,780             2,476,307          2,452,094
                                                        ============       ============          ============       ============

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                  TWENTY-SIX WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                                      AUGUST 2, 2003              AUGUST 3, 2002
                                                      ==============              ==============
Cash flows from operating activities:
Net loss                                               $(3,853,987)               $(2,626,254)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
Provision for impairment of assets and store closing       180,172                    380,470
Realized loss on investment                                  3,880                       --
Depreciation and amortization                            2,924,138                  2,947,080
Change in operating assets and liabilities:
    Trade receivables                                     (804,600)                  (498,111)
    Advances to suppliers                                  311,080                 (1,550,395)
    Inventories                                          1,900,622                  1,225,734
    Prepaid expenses and other current assets              116,224                    362,179
    Due from affiliate                                  (1,127,356)
    Other assets                                            80,533                    113,728
    Accounts payable, non-affiliates                    (3,786,008)                (1,250,707)
    Accounts payable, affiliates                         5,871,285                  2,902,227
    Accrued expenses and other liabilities                 383,872                   (306,151)
                                                       -----------                -----------
Net cash provided by operating activities                3,327,211                    572,444
                                                       -----------                -----------
Cash flows from investing activities:
Additions to property and equipment                     (4,151,188)                  (473,110)
Proceeds from sale of investments                            3,120                     11,733
                                                       -----------                -----------
Net cash used in investing activities                   (4,148,068)                  (461,377)
                                                       -----------                -----------
Cash flows from financing activities:
Net borrowings under bank line of credit                 2,894,492                  4,126,342
Repayment of notes payable                                 (31,860)                  (237,050)
Repayment of subordinated notes payable, affiliate        (350,000)                  (100,000)
Principal payments under capital lease obligations        (266,852)                  (835,581)
Net advances to shareholders and officers                   (7,854)                  (485,518)
Repayment of convertible notes payable                  (1,000,000)                (2,108,157)
Exercise of stock options                                  110,271                       --
Purchases of treasury stock                               (111,595)                   (47,302)
                                                       -----------                -----------
    Net cash provided by financing activities            1,236,602                    312,734
                                                       -----------                -----------
Increase in cash and cash equivalents                      415,745                    423,801
Cash and cash equivalents at beginning of period         2,964,645                  1,600,787
                                                       -----------                -----------
Cash and cash equivalents at end of period             $ 3,380,390                $ 2,024,588
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

         Perfumania is incorporated in Florida and operates under the name Perfumania. Perfumania's retail stores are located in regional malls, manufacturers' outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at August 2, 2003 and August 3, 2002 were 234 and 241, respectively.

         The consolidated condensed financial statements include the accounts of ECOMV and subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

         The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 filed with the SEC on April 30, 2003.

         As shown in the accompanying consolidated condensed financial statements, the Company has incurred a net loss of $3.9 million for the twenty-six weeks period ended August 2, 2003. In addition, as of August 2, 2003, the Company has a seasonal working capital deficiency of $2.9 million and an accumulated deficit of $45.9 million. As of August 2, 2003, the Company has cash balances totaling approximately $3.4 million and an additional borrowing capacity of $3.5 million under its bank line of credit which is scheduled to expire in May 2004. Management believes that the cash balances, the available borrowing capacity and the expected ability to obtain suitable financing terms subsequent to May 2004, and the projected future operating results will generate sufficient liquidity to support the Company's working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management's plans and expectations will be successful. If the Company is unable to generate sufficient cash flows from operations in the future to service its obligations and/or refinance its existing debt, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

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

                                           THIRTEEN WEEKS ENDED  THIRTEEN WEEKS ENDED TWENTY-SIX WEEKS ENDED  TWENTY-SIX WEEKS ENDED
                                              AUGUST 2, 2003        AUGUST 3, 2002        AUGUST 2, 2003          AUGUST 3, 2002
                                              ==============        ==============        ==============          =============
Net loss as reported                           $  (923,840)          $  (685,922)          $(3,853,987)            $(2,626,254)
Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                        (74,923)             (193,161)             (219,168)               (377,346)
                                               -----------           -----------           -----------             -----------
Proforma net loss                              $  (998,763)          $  (685,922)          $(4,073,155)            $(3,003,600)
                                               ===========           ===========           ===========             ===========
Proforma net loss per share:
  Basic                                        $     (0.40)          $     (0.35)          $     (1.64)            $     (1.22)
                                               ===========           ===========           ===========             ===========
  Diluted                                      $     (0.40)          $     (0.35)          $     (1.64)            $     (1.22)
                                               ===========           ===========           ===========             ===========

NOTE 3 - BANK LINE OF CREDIT

         Perfumania's senior secured credit facility with GMAC Commercial Credit LLC ("GMAC") provides for borrowings of up to $40 million, of which approximately $3.5 million was available at August 2, 2003, and supports normal working capital requirements and other general corporate purposes. The facility expires in May 2004. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% - 3.50% depending on a financial ratio test. As of August 2, 2003, the credit facility bore interest at 3.6%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on Ilia Lekach, the Company's Chairman of the Board of Directors and Chief Executive Officer. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of August 2, 2003, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio and leverage ratio. On September 9, 2003, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of the quarter ended August 2, 2003.

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

         Comprehensive   income  (loss)  represents  all  non-owner  changes  in
shareholders' equity and consists of the following:

                                       Thirteen Weeks         Thirteen Weeks         Twenty-Six Weeks        Twenty-Six Weeks
                                           Ended                  Ended                   Ended                   Ended
                                       August 2, 2003         August 3, 2002          August 2, 2003          August 3, 2002
                                       ==============         ==============          ==============          ==============
Net loss                               $  (923,840)            $  (685,922)            $(3,853,987)            $(2,626,254)
Other comprehensive loss -
  net unrealized loss on investments       (56,573)             (1,123,236)                (36,516)             (1,071,343)
                                       -----------             -----------             -----------             -----------
  Total comprehensive loss             $  (980,413)            $(1,809,158)            $(3,890,503)            $(3,697,597)
                                       -----------             -----------             -----------             -----------

NOTE  6 -  CONVERTIBLE NOTES PAYABLE

         In December 2002, the Company entered into an amended Convertible Note Option Repurchase Agreement (the "Agreement") with holders of the Company's outstanding Series C and D Convertible Notes. The Agreement provided an extension of the maturity date of the Convertible Notes to September 15, 2003 and a monthly option to repurchase the Notes over the extended maturity date. The portion of the notes redeemable in each month varied as per a specified redemption schedule. In the event that the Company exercised its monthly option, the note holders were restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into the Company's common stock. During the first twenty-six weeks of fiscal year 2003, the Company paid $1,000,000 to the note holders, which represented approximately $833,000 of principal and $167,000 of premiums.

         As of September 15, 2003 the Convertible Notes were repaid in full.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

         Notes and interest receivable from a shareholder and officer were approximately $319,000 as of August 2, 2003. The notes are unsecured, mature in five years and bear interest at prime plus 1% per annum. Principal and interest are payable in full at maturity.

         The Company's Chairman of the Board of Directors and Chief Executive Officer, Ilia Lekach, is also the Chairman of the Board of Directors and Chief Executive Officer of Parlux Fragrances, Inc. ("Parlux"). Purchases of product from Parlux was approximately $9,457,000 and $6,023,000 for the first twenty-six weeks of fiscal years 2003 and 2002, respectively, representing approximately 20% and 12% of the Company's total purchases, respectively. The amount due to Parlux at August 2, 2003 was approximately $16,645,000 including a $4,750,000 subordinated note payable bearing interest at prime plus 1% per annum and $11,714,000 of accounts payable. Accounts payable due to Parlux are non-interest bearing and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets.

         During the first twenty-six weeks of 2003, the Company purchased approximately $1,849,000 of merchandise from a company owned by a brother of Ilia Lekach, compared to $2,762,000 during the same period of the prior year. In addition, purchases of $2,659,000 during the first twenty-six weeks of 2003 and $5,144,000 during the comparable period of the prior year were made from a company owned by another brother of Ilia Lekach. The amounts due to these companies at August 2, 2003 was approximately $1,155,000 and $1,334,000, respectively, and are included in accounts payable affiliates in the accompanying consolidated condensed balance sheets. In the prior comparable period the amounts due to these companies was $1,092,000 and $1,769,000. Purchases from these brothers did not include products manufactured or distributed by Parlux. Purchases from related parties are on an arms-length basis with prices and/or terms generally better than would otherwise be available from third parties.

         During the first twenty-six weeks of 2003, the Company purchased approximately $1,707,000 of merchandise from Quality King Distributors, Inc. ("Quality King"), and sold approximately $2,589,000 of different merchandise to Quality King. In the prior comparable period there were $673,000 of purchases from Quality King and $1,000,000 of merchandise sold to Quality King. Quality King's Chairman and Chief Executive Officer, Glenn Nussdorf, and his brother Stephen Nussdorf, the President of the fragrance division of Quality King (collectively, the "Nussdorfs"), have disclosed in recent filings with the SEC they collectively own approximately 407,000 shares of common stock representing approximately 16% of the Company's outstanding shares. The Nussdorfs have also requested the Company's Board of Directors to approve the potential acquisition of up to a total of 40% of the Company's outstanding shares, and the request was approved by the Board. On September 15, 2003, the Company was advised that Stephen Nussdorf has provided personal loans to Ilia Lekach aggregating $3.5 million at a 6% interest rate payable in 5 years. The Company is not, in any manner, a guarantor to this loan.

         As of August 2, 2003, the Company owned approximately 983,000 shares of Nimbus Group, Inc. ("Nimbus") common stock representing approximately 13% of the total outstanding common stock of Nimbus. The investment in Nimbus appears on the Company's consolidated condensed balance sheets as investments available for sale. Ilia Lekach previously served as Chairman of the Board and Interim Chief Executive Officer of Nimbus.

NOTE 9 - NON CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                       FOR THE TWENTY-SIX WEEKS ENDED
                                                      AUGUST 2, 2003   AUGUST 3, 2002
                                                      ===============================
Conversion of debt and accrued interest
     payable in exchange for common stock               $      --      $   517,367
Decrease in accounts payable in exchange for
     subordinated notes payable - affiliate               5,000,000           --
Unrealized loss on investments available for sale           (36,516)    (1,071,343)
Cash paid during the period for:
     Interest                                           $   905,217    $ 1,150,303

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED AUGUST 2, 2003 WITH THE THIRTEEN WEEKS ENDED AUGUST 3, 2002.

          Net sales increased 5.5% from $48.1 million in the thirteen weeks ended August 3, 2002 to $50.7 million in the thirteen weeks ended August 2, 2003. The increase in sales was primarily due to an increase in Perfumania's wholesale sales from $1.6 million in the thirteen weeks ended August 3, 2002 to $4.8 million in the thirteen weeks ended August 2, 2003, offset by a 1% decrease in Perfumania's retail store sales and a reduction in the average number of stores operated during the thirteen weeks ended August 2, 2003 compared to the thirteen weeks ended August 3, 2002. The decrease in store sales was primarily due to a contracted retail environment and a slow economy. During the thirteen weeks ended August 2, 2003, the average number of stores operated was 235 versus 241 in the prior year's comparable period.

          Gross profit increased 2.9% from $20.0 million in the thirteen weeks ended August 3, 2002 (41.6% of total net sales) to $20.6 million in the thirteen weeks ended August 2, 2003 (40.5% of total net sales). The increase in gross profit was due to the increase in sales. As a percentage of net sales, gross profit in the thirteen weeks ended August 2, 2003 decreased versus the thirteen weeks ended August 3, 2002 due to a higher proportion of wholesale sales which realize lower gross margins.

          Selling, general and administrative expenses increased 5.0% from $18.7 million in the thirteen weeks ended August 3, 2002 to $19.6 million in the thirteen weeks ended August 2, 2003. The increase was attributable to higher payroll and employee related costs compared with 2002. Depreciation and amortization was approximately $1.5 million in the thirteen weeks ended August 2, 2003 and August 3, 2002.

         Interest expense, net was approximately $0.5 million for the thirteen weeks ended August 3, 2002 compared with $0.4 in 2003. In the current period, lower interest rates and slightly lower average borrowings resulted in the reduction in interest expense for the thirteen weeks ended August 2, 2003 versus the comparable period of 2002.

         As a result of the foregoing, our net loss increased to ($0.9) million in the thirteen weeks ended August 2, 2003 compared to a net loss of ($0.7) million in the thirteen weeks ended August 3, 2002. Net loss per share for the thirteen weeks ended August 2, 2003 and 2002 was $0.37 and $0.28, respectively.

          EBITDA(a), defined as net income (loss) less depreciation, amortization and interest expense decreased by $0.3 million from $1.3 million in the thirteen weeks ended August 3, 2002 to $1.0 million in the thirteen weeks ended August 2, 2003, due to reduced retail sales and increased expenses.

                                                   THIRTEEN WEEKS ENDED
                                             --------------------------------
EBITDA Reconciliation (a):                   AUGUST 2, 2003   AUGUST 3, 2002
---------------------------------------      --------------------------------
Net loss                                      $ (923,840)      $  (685,922)
Interest expense                                 408,537           540,356
Depreciation and amortization                  1,469,397         1,455,435
                                              -----------      ------------
EBITDA                                        $  954,094       $ 1,309,869
                                              ===========      ============

     In order to fully assess our financial operating results, management believes that EBITDA is an appropriate measure of evaluating our operating performance, because it is an indicator of the profitability and performance of our core operations and reflects the changes in our operating results. However, these measures should be considered in addition to, not as a substitute, or superior to, net income (loss), cash flows, or other measures of financial performance prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP, or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2003 WITH THE TWENTY-SIX WEEKS ENDED AUGUST 3, 2002.

          Net sales decreased 0.7% from $88.3 million in the twenty-six weeks ended August 3, 2002 to $87.6 million in the twenty-six weeks ended August 2, 2003. The decrease in sales was primarily due to a 3% decrease in Perfumania's retail store sales and a reduction in the average number of stores operated during the twenty-six weeks ended 2003 compared to the twenty-six weeks ended 2002. The decrease in retail store sales was primarily due to a contracted retail environment and a slow economy. During the twenty-six weeks ended August 2, 2003, the average number of stores operated was 237 versus 252 in the prior year's comparable period.

          Gross profit increased 0.2% from $37.3 million in the twenty-six weeks ended August 3, 2002 (42.3% of total net sales) to $37.4 million in the twenty-six weeks ended August 2, 2003 (42.7% of total net sales). As a percentage of net sales, gross profit in the twenty-six weeks ended August 2, 2003 increased versus the twenty-six weeks ended August 3, 2002 due to price increases and improved assortment of merchandise.

          Selling, general and administrative expenses increased 4.3% from $35.9 million in the twenty-six weeks ended August 3, 2002 to $37.5 million in the twenty-six weeks ended August 2, 2003. The increase was attributable to higher payroll and employee related costs compared with 2002. Depreciation and amortization was approximately $2.9 million in the twenty-six weeks ended of both 2003 and 2002.

         Interest expense, net was approximately $1.1 million for the twenty-six weeks ended August 3, 2002 compared with $0.9 million in the comparable period of 2002. In the current period, lower interest rates and slightly lower average borrowings resulted in the reduction in interest expense for the twenty-six weeks ended August 2, 2003 versus the comparable period of 2002.

         As a result of the foregoing, our net loss increased to ($3.9) million in the twenty-six weeks ended August 2, 2003 compared to a net loss of ($2.6) million in the twenty-six weeks ended August 3, 2002. Net loss per share for the twenty-six weeks ended August 2, 2003 and 2002 was ($1.56) and ($1.07), respectively.

          EBITDA(a), defined as net income (loss) less depreciation, amortization and interest expense decreased by $1.5 million from $1.4 million in the twenty-six weeks ended August 3, 2002 to ($0.1) million in the twenty-six weeks ended August 2, 2003, due to reduced sales and increased expenses.

                                                    TWENTY-SIX WEEKS ENDED
                                              ---------------------------------
EBITDA Reconciliation (a):                     AUGUST 2, 2003    AUGUST 3, 2002
----------------------------------------      ---------------------------------
Net loss                                        $ (3,853,987)     $ (2,626,254)
Interest expense                                     860,320         1,084,202
Depreciation and amortization                      2,924,138         2,947,080
                                                -------------     -------------
EBITDA                                          $    (69,529)     $  1,405,028
                                                =============     =============

In order to fully assess our financial operating results, management believes that EBITDA is an appropriate measure of evaluating our operating performance, because it is an indicator of the profitability and performance of our core operations and reflects the changes in our operating results. However, these measures should be considered in addition to, not as a substitute, or superior to, net income (loss), cash flows, or other measures of financial performance prepared in accordance with GAAP. EBITDA should not be considered as an alternative to, or more meaningful than, net income (loss) as determined in accordance with GAAP, or as a measure of liquidity. Because EBITDA is not calculated in the same manner by all companies, the representation herein may not be comparable to other similarly titled measures of other companies.

LIQUIDITY AND CAPITAL RESOURCES

         Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first twenty-six weeks of fiscal 2003, these capital requirements generally were satisfied through borrowings under our credit facility.

         At August 2, 2003, we had a working capital deficiency of approximately $2.9 million compared to a working capital of approximately $1.8 million at February 1, 2003. The decrease was primarily due to the net loss during the current period, increased purchases of property and equipment and lower long-term debt.

         Net cash provided by operating activities during the current period was approximately $3.3 million compared with approximately $0.6 million of net cash provided by operating activities for the same period in the prior year. The change in cash provided by operating activities was principally a result of the net change in accounts payable, inventories and advances to suppliers.

         Net cash used in investing activities was approximately $4.2 million in the twenty-six weeks ended August 2, 2003, compared to $0.5 million in the twenty-six weeks ended August 3, 2002. Investing activities represent spending for the renovation of existing stores and new store openings. Approximately $1.1 million of the $4.2 million used in investing activities is attributable to the relocation of the Company's corporate office and distribution center to Sunrise, Florida in the second quarter of the fiscal year 2003. The balance is due to the opening of 4 new stores and remodel/relocation of 12 stores.

         Net cash provided by financing activities during the current period was approximately $1.2 million compared with approximately $0.3 million for the same period in the prior year. The increase was due primarily to a reduction of convertible debenture payments of approximately $1.0 million.

         Perfumania's senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which approximately $3.5 million was available at August 2, 2003, and supports normal working capital requirements and other general corporate purposes. The facility expires in May 2004. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% - 3.50% depending on a financial ratio test. As of August 2, 2003, the credit facility bore interest at 3.6%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on Ilia Lekach. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of August 2, 2003, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio and leverage ratio. On September 9, 2003, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of the quarter ended August 2, 2003.

         As shown in the accompanying consolidated condensed financial statements, we have incurred a net loss of $3.9 million for the twenty-six weeks period ended August 2, 2003. In addition, as of August 2, 2003, as had a seasonal working capital deficiency of $2.9 million and an accumulated deficit of $45.9 million. As of August 2, 2003, we had cash balances totaling approximately $3.4 million and an additional borrowing capacity of $3.5 million under its bank line of credit which is scheduled to expire in May 2004. Management believes that the cash balances, the available borrowing capacity and the expected ability to obtain suitable financing terms subsequent to May 2004, and the projected future operating results will generate sufficient liquidity to support our working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management's plans and expectations will be successful. If we are unable to generate sufficient cash flows from operations in the future to service its obligations and/or refinance its existing debt, we could face liquidity and working capital constraints, which could adversely impact future operations and growth.

         During the twenty-six weeks ended August 2, 2003, Perfumania closed 7 stores and opened 4 new stores. In addition, Perfumania remodeled 10 more stores than the prior year's comparable period. At August 2, 2003, Perfumania operated 234 stores compared to 241 stores as of August 3, 2002. Management's focus is on improving the profitability of existing stores and plans to open a maximum of 6 new stores for the remainder of fiscal year 2003.

RECENT ACCOUNTING STANDARDS

            In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstance). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or disclosures.

            In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative and Hedging Activities." In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position, results of operations or disclosures.

CRITICAL ACCOUNTING POLICIES

            Our condensed  consolidated  financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. As such, some accounting policies have a significant impact on amounts reported in these financial statements. A summary of those significant accounting policies and a description of accounting policies that are considered critical can be found in our 2002 Annual Report on Form 10-K, in the notes to the Consolidated Financial Statements, Note 1 and the Critical Accounting Policies Section. These policies have been consistently applied in all material respects and address such matters as principles of consolidation, allowance for doubtful accounts, investments, impairment of long-lived assets, accrued self-insurance, revenue recognition and stock based compensation. While the estimates and judgments associated with the application of these policies may be affected by different assumptions or conditions, we believe the estimates and judgments associated with the reported amounts are appropriate in the circumstances.

FORWARD LOOKING STATEMENTS

         Some of the statements in this quarterly report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect,"
"should," "intend" and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent In new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC'), including the Risk Factors included in this report. Copies of our SEC filings are available form the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

RISK FACTORS

WE COULD FACE LIQUIDITY AND WORKING CAPITAL CONSTRAINTS IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOWS FROM OPERATIONS

            Perfumania's $40 million credit facility with GMAC expires in May 2004. As of August 2, 2003, approximately $35 million was outstanding under the credit facility. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of August 2, 2003, Perfumania was not in compliance with its fixed charge ratio and leverage ratio. On September 9, 2003, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of the quarter ended August 2, 2003. If we are unable to generate sufficient cash flows from operations to service our obligations and/or refinance the credit facility on acceptable terms, we could face liquidity and working capital constraints, which could adversely impact our future operations and growth.

WE MAY HAVE PROBLEMS RAISING MONEY NEEDED IN THE FUTURE

         Our growth strategy includes selectively opening and operating new Perfumania retail locations and increasing the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional financing, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock, including borrowing money on terms that are not favorable to us.

PERFUMANIA'S BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD LEAD TO FLUCTUATIONS IN OUR STOCK PRICE

         Perfumania has historically experienced and expects to continue experiencing higher sales in the third and fourth fiscal quarters than in the first and second fiscal quarters. Purchases of fragrances as gift items increase during the Christmas holiday season, which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below expectations of stock market analysts, our stock price might decline. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions.

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

PERFUMANIA'S BUSINESS HAS BEEN AFFECTED BY THE CONTINUING ECONOMIC DOWNTURN

         Sales levels at Perfumania's retail stores have been adversely affected during fiscal year 2003 by a continuing economic downturn in the United States. Due to higher unemployment, stagnant business growth rates and the continuing poor performance of the stock market, consumer spending in general and especially on discretionary items, has declined. The length of this economic downturn may adversely impact our business, the results of our operations and our liquidity in the future.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

            During the quarter ended August 2, 2003, there have been no material changes in the information about our market risks as of February 1, 2003 as set forth in Item 7A of the 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

         Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded that, as of August 2, 2003, our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no change in our internal control over financial reporting during the quarter ended August 2, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 6.        EXHIBITS AND REPORTS ON FORM 8-K

               (a)         Exhibits

               Index to Exhibits

               Exhibit No.              Description of Exhibit
               -----------              ----------------------

               31.1     Certification by Chief Executive  Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

               31.2     Certification by Chief Financial  Officer pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002. --

               32.1     Certification by Chief Executive  Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

               32.2     Certification by Chief Financial  Officer pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

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

                                             E COM VENTURES, INC.
                                             --------------------
                                                 (Registrant)


Date: September 15, 2003         By:         /S/ ILIA LEKACH
                                             -----------------------------------
                                             Ilia Lekach
                                             Chairman of the Board and
                                             Chief Executive Officer
                                             (Principal Executive Officer)

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