Form 10-Q/A
period 2003-08-02
E COM VENTURES INC
filed 2003-10-06
CIK 880460

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

                                EXPLANATORY NOTE



This quarterly report on Form 10-Q/A is being filed for the sole purpose of correcting the language contained in the certifications furnished as exhibits
32.1 and 32.2 in the Form 10-Q filed with the Securities and Exchange Commission on September 16, 2003.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

         Index to Exhibits

         Exhibit No.                        Description of Exhibit

         32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes - Oxley Act of 2002.

         (b)      Reports on Form 8-K.

                  None

                              E COM VENTURES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                        E COM VENTURES, INC.
                                            -----------------------------------
                                                            (Registrant)


Date:  October 6, 2003                By:   /S/ ILIA LEKACH
                                            -----------------------------------
                                            Ilia Lekach
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

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