Form 10-Q
period 2003-11-01
E COM VENTURES INC
filed 2003-12-15
CIK 880460

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended November 1, 2003
                         Commission File Number 0-19714

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

As of December 12, 2003, the registrant had 2,433,384 shares of its common stock, $0.01 par value, outstanding.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1 FINANCIAL STATEMENTS (unaudited)........................................3

       Consolidated Condensed Balance Sheets...................................3
       Consolidated Condensed Statements of Operations.........................4
       Consolidated Condensed Statements of Cash Flows.........................5
       Notes to Consolidated Condensed Financial Statements....................6

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
       AND RESULTS OF OPERATIONS..............................................10

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
       MARKET RISKS...........................................................16

ITEM 4 CONTROLS AND PROCEDURES................................................16

                                     PART II
                                OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS......................................................16

ITEM 2 CHANGES IN SECURITIES AND USE OF PROCEEDS..............................16

ITEM 3 DEFAULTS UPON SENIOR SECURITIES........................................16

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS....................16

ITEM 5 OTHER INFORMATION......................................................16

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K.......................................17

SIGNATURES ...................................................................18

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                            November 1, 2003   February 1, 2003
                                                            ----------------   ----------------
ASSETS:
Cash and cash equivalents                                     $   1,556,632      $   2,964,645
Trade receivables, net                                              909,636            744,456
Advances to suppliers                                             1,285,059          1,814,935
Inventories, net                                                 76,779,825         68,717,163
Prepaid expenses and other current assets                         1,402,921          1,169,524
Investments available for sale                                      121,660            210,607
                                                              -------------      -------------
  Total current assets                                           82,055,733         75,621,330

Property and equipment, net                                      25,120,295         24,556,691
Goodwill, net                                                     1,904,448          1,904,448
Other assets, net                                                   982,055          1,340,155
                                                              -------------      -------------
  Total assets                                                $ 110,062,531      $ 103,422,624
                                                              =============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY:
Current liabilitites:
Bank line of credit                                           $  35,501,284      $  32,081,831
Current portion of long-term debt                                        --             31,860
Trade payables                                                   22,869,254         20,905,826
Trade payables - related parties                                 20,740,358         13,331,718
Accrued expenses and other liabilities                            5,151,634          5,168,634
Subordinated note payable, affiliate                              4,000,000            100,000
Current portion of obligations under capital leases                 277,120            981,784
Convertible notes payable                                                --          1,215,215
                                                              -------------      -------------
  Total current liabilities                                      88,539,650         73,816,868

Long term portion of obligations under capital leases             7,812,372          7,752,315
                                                              -------------      -------------
  Total liabilities                                              96,352,022         81,569,183
                                                              -------------      -------------

Commitments and contingencies

Stockholders' equity:
Preferred stock, $0.10 par value, 1,000,000
  shares authorized, none issued                                         --                 --
Common stock, $.01 par value, 6,250,000 shares
  authorized; 3,279,458 and 3,215,761 shares issued
  in fiscal years 2003 and 2002, respectively                        32,795             32,158
 Additional paid-in capital                                      71,326,199         71,387,794
Treasury stock, at cost, 826,274 and 779,952 shares
  in fiscal years 2003 and 2002, respectively                    (7,602,539)        (7,085,940)
Accumulated deficit                                             (49,607,661)       (42,028,563)
Notes and interest receivable from shareholder and officers        (323,384)          (311,604)
Accumulated other comprehensive loss                               (114,901)          (140,404)
                                                              -------------      -------------
  Total stockholders' equity                                     13,710,509         21,853,441
                                                              -------------      -------------
  Total liabilities and stockholders' equity                  $ 110,062,531      $ 103,422,624
                                                              =============      =============

See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Thirteen Weeks       Thirteen Weeks        Thirty-Nine Weeks   Thirty-Nine Weeks
                                              Ended                Ended                 Ended                Ended
                                        November 1, 2003     November 2, 2002      November 1, 2003     November 2, 2002
                                        ------------------   ------------------   -------------------   ------------------
Net sales                                $  48,057,940         $  43,112,160         $ 135,693,738         $ 131,370,000
Cost of goods sold                          30,078,345            25,209,920            80,325,921            76,139,529
                                         -------------         -------------         -------------         -------------
Gross profit                                17,979,595            17,902,240            55,367,817            55,230,471
                                         -------------         -------------         -------------         -------------

Operating expenses:
Selling, general and administrative         19,444,364            18,318,006            56,902,115            54,241,209
Provision for impairment of receivable
    from affiliate                                  --             1,941,369                    --             1,941,369
Depreciation and amortization                1,586,774             1,469,191             4,510,912             4,416,271
                                         -------------         -------------         -------------         -------------
  Total operating expenses                  21,031,138            21,728,566            61,413,027            60,598,849
                                         -------------         -------------         -------------         -------------

Loss from operations                        (3,051,543)           (3,826,326)           (6,045,210)           (5,368,378)

Interest expense, net                         (619,736)             (423,517)           (1,480,056)           (1,507,719)
Realized loss on investments                   (53,832)             (709,662)              (53,832)             (709,662)
                                         -------------         -------------         -------------         -------------

  Net loss                               $  (3,725,111)        $  (4,959,505)        $  (7,579,098)        $  (7,585,759)
                                         =============         =============         =============         =============

Net loss per common share:
  Basic                                  $       (1.51)        $       (1.92)        $       (3.07)        $       (3.04)
                                         =============         =============         =============         =============
  Diluted                                $       (1.51)        $       (1.92)        $       (3.07)        $       (3.04)
                                         =============         =============         =============         =============

Weighted average number of common
  shares outstanding:
  Basic                                      2,468,336             2,583,331             2,469,547             2,495,840
                                         =============         =============         =============         =============
  Diluted                                    2,468,336             2,583,331             2,469,547             2,495,840
                                         =============         =============         =============         =============

See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Thirty-Nine Weeks Ended    Thirty-Nine Weeks Ended
                                                              November 1, 2003           November 2, 2002
                                                           -----------------------    -----------------------
Cash flows from operating activities:
Net loss                                                        $ (7,579,098)            $ (7,585,759)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
Provision for impairment of receivable from affiliate                     --                1,941,369
Provision for impairment of assets and store closing                 364,930                  440,470
Realized loss on investment                                           53,832                  709,662
Depreciation and amortization                                      4,510,912                4,416,271
Change in operating assets and liabilities:
    Trade receivables                                               (165,180)                (149,424)
    Advances to suppliers                                            529,876               (2,279,184)
    Inventories                                                   (8,062,662)             (12,548,633)
    Prepaid expenses and other current assets                       (245,177)                 136,149
    Due from affiliate                                                    --               (1,130,200)
    Other assets                                                     183,936                  154,314
    Trade payables                                                 1,963,428                2,453,392
    Trade payables - related parties                              12,408,640               14,674,666
    Accrued expenses and other liabilities                           (17,000)                (696,650)
                                                                ------------             ------------
Net cash provided by operating activities                          3,946,437                  536,443
                                                                ------------             ------------

Cash flows from investing activities:
Additions to property and equipment                               (4,850,652)              (1,132,706)
Proceeds from sale of investments                                     60,618                   11,733
                                                                ------------             ------------
Net cash used in investing activities                             (4,790,034)              (1,120,973)
                                                                ------------             ------------

Cash flows from financing activities:
Net borrowings under bank line of credit                           3,419,453                5,998,280
Repayment of notes payable                                           (31,860)                (343,377)
Repayment of subordinated notes                                   (1,100,000)                (150,000)
Principal payments under capital lease obligations                (1,059,237)              (1,289,934)
Net advances to shareholders and officers                                 --                 (431,081)
Repayment of convertible notes payable                            (1,458,259)              (2,758,157)
Exercise of stock options                                            182,086                    3,132
Purchases of treasury stock                                         (516,599)                 (47,302)
                                                                ------------             ------------
    Net cash (used in ) provided by financing activities            (564,416)                 981,561
                                                                ------------             ------------
(Decrease) increase in cash and cash equivalents                  (1,408,013)                 397,031
Cash and cash equivalents at beginning of period                   2,964,645                1,600,787
                                                                ------------             ------------
Cash and cash equivalents at end of period                      $  1,556,632             $  1,997,818
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

      Perfumania is incorporated in Florida and operates under the name Perfumania. Perfumania's retail stores are located in regional malls, manufacturers' outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at November 1, 2003 and November 2, 2002 were 234 and 242, respectively.

      The consolidated condensed financial statements include the accounts of ECOMV and subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP"), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2003 filed with the SEC on April 30, 2003.

      As shown in the accompanying consolidated condensed financial statements, the Company has incurred a net loss of $7.6 million for the thirty-nine weeks period ended November 1, 2003. In addition, as of November 1, 2003, the Company has a seasonal working capital deficiency of $6.5 million and an accumulated deficit of $49.6 million. As of November 1, 2003, the Company has cash balances totaling approximately $1.6 million and an additional borrowing capacity of $4.4 million under its bank line of credit which is scheduled to expire in May 2004. Management believes that the cash balances, the available borrowing capacity and the expected ability to obtain suitable financing terms subsequent to May 2004, and the projected future operating results will generate sufficient liquidity to support the Company's working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management's plans and expectations will be successful. If the Company is unable to generate sufficient cash flows from operations in the future to service its obligations, refinance its existing debt and achieve improved operating results, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth and, thereby, may raise a question as to the Company's ability to remain a going concern.

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

                                      Thirteen Weeks Ended  Thirteen Weeks Ended   Thirty-nine Weeks Ended  Thirty-nine Weeks Ended
                                        November 1, 2003      November 2, 2002         November 1, 2003         Novmeber 2, 2002
                                      --------------------  --------------------   -----------------------  -----------------------
Net loss as reported                      $(3,725,111)          $(4,959,505)            $(7,579,098)               $(7,585,759)

Add: Total fair value of stock based
  employee compensation expense not
  included in reported net loss, net          (58,138)             (127,836)               (232,048)                  (335,519)
                                          -----------           -----------             -----------                -----------

Proforma net loss                         $(3,783,249)          $(5,087,341)            $(7,811,146)               $(7,921,278)
                                          ===========           ===========             ===========                ===========

Proforma net loss per share:

  Basic                                   $     (1.53)          $     (1.97)            $     (3.16)               $     (3.17)
                                          ===========           ===========             ===========                ===========
  Diluted                                 $     (1.53)          $     (1.97)            $     (3.16)               $     (3.17)
                                          ===========           ===========             ===========                ===========

NOTE 3 - BANK LINE OF CREDIT

      Perfumania's senior secured credit facility with GMAC Commercial Credit LLC ("GMAC") provides for borrowings of up to $40 million, of which approximately $4.4 million was available at November 1, 2003, and supports normal working capital requirements and other general corporate purposes. The facility expires in May 2004. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% - 3.50% depending on a financial ratio test. As of November 1, 2003, the credit facility bore interest at 3.6%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on Ilia Lekach, the Company's Chairman of the Board of Directors and Chief Executive Officer. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of November 1, 2003, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio, leverage ratio and capital expenditures limitation. On December 11, 2003, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of November 1, 2003.

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive income (loss) represents all non-owner changes in shareholders' equity and consists of the following:

                                               Thirteen Weeks        Thirteen Weeks     Thirty-nine Weeks     Thirty-nine Weeks
                                                    Ended                 Ended                Ended                 Ended
                                              November 1, 2003      November 2, 2002     November 1, 2003      November 2, 2002
                                             -------------------   -------------------  -------------------   -------------------
Net loss                                         $(3,725,111)          $(4,959,505)         $(7,579,098)         $(7,585,759)

Other comprehensive loss -
  net unrealized gain (loss) on investments            6,759              (830,009)              25,503             (241,334)
                                                 -----------           -----------          -----------          -----------

  Total comprehensive loss                       $(3,718,352)          $(5,789,514)         $(7,553,595)         $(7,827,093)
                                                 ===========           ===========          ===========          ===========

NOTE 6 - CONVERTIBLE NOTES PAYABLE

      During the first thirty-nine weeks of fiscal year 2003, the Company paid approximately $1,458,000 to the holders of its Series C and D Convertible Notes, in accordance with an amended Convertible Note Option Repurchase Agreement. This represented approximately $1,215,000 of principal and $243,000 of premiums. The Convertible Notes were fully repaid on September 15, 2003.

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

NOTE 8 - RELATED PARTY TRANSACTIONS

      The Company's Chairman of the Board of Directors and Chief Executive Officer, Ilia Lekach, is also the Chairman of the Board of Directors and Chief Executive Officer of Parlux Fragrances, Inc. ("Parlux"). Purchases of product from Parlux was approximately $20,022,000 and $9,806,000 for the first thirty-nine weeks of fiscal years 2003 and 2002, respectively, representing approximately 23.0% and 11.5% of the Company's total inventory purchases, respectively. The amount due to Parlux at November 1, 2003 was approximately $19,758,000 including a $4,000,000 subordinated note payable bearing interest at prime plus 1% per annum and $15,758,000 of accounts payable. Accounts payable due to Parlux are non-interest bearing and are included in trade payables - related parties in the accompanying consolidated condensed balance sheets.

      During the first thirty-nine weeks of 2003, the Company purchased approximately $5,116,000 of merchandise from a company owned by a brother of Ilia Lekach, compared to $8,491,000 during the same period of the prior year. In addition, purchases of $3,044,000 during the first thirty-nine weeks of 2003 and $4,721,000 during the comparable period of the prior year were made from a company owned by another brother of Ilia Lekach. The amounts due to these companies at November 1, 2003 was approximately $2,484,000 and $1,047,000, respectively, and are included in trade payables - related parties in the accompanying consolidated condensed balance sheets. In the prior comparable period the amounts due to these companies was $2,951,000 and $1,961,000, respectively. Purchases from these brothers did not include products manufactured or distributed by Parlux. Purchases from related parties are on an arms-length basis with prices and/or terms generally better than would otherwise be available from third parties.

      During the first thirty-nine weeks of 2003, the Company purchased approximately $4,392,000 of merchandise from Quality King Distributors, Inc. ("Quality King"), and sold approximately $8,715,000 of different merchandise to Quality King. In the prior comparable period, there were $887,000 of purchases from Quality King and $1,000,000 of merchandise sold to Quality King. Quality King's Chairman and Chief Executive Officer, Glenn Nussdorf, and his brother Stephen Nussdorf, the President of the fragrance division of Quality King (collectively, the "Nussdorfs"), have disclosed in filings with the SEC they collectively own approximately 407,000 shares of common stock representing approximately 16% of the Company's outstanding shares. The Nussdorfs have also requested the Company's Board of Directors to approve the potential acquisition of up to a total of 40% of the Company's outstanding shares, and the request was approved by the Board.

      On September 15, 2003, the Company was advised that Stephen Nussdorf had provided personal loans to Ilia Lekach aggregating $3.5 million at a 6% interest rate payable in 5 years. On December 8, 2003, Stephen Nussdorf loaned $1,000,000 to Ilia Lekach pursuant to a demand note that bears interest at 6% and is due on demand on or after January 5, 2004. After January 5, 2004 the interest rate increases to 10%. The note can be repaid at any time prior to January 5, 2004. The note if not repaid is convertible as to principle and interest into the Company's common stock owned by Ilia Lekach at a price of $12.70 per share. The Company is not, in any manner, a guarantor to these loans.

      On September 16, 2003, the Company entered into non-binding letters of intent to acquire two subsidiaries of Quality King. In addition, the Company announced that in anticipation of its potential acquisition the Company and Quality King have agreed to use their reasonable efforts to coordinate purchasing activities upon terms and conditions to be agreed upon by the parties.

      During the thirteen weeks ended November 1, 2003, the Company sold 327,000 shares of Nimbus Group, Inc. common stock in open market transactions. As of November 1, 2003, the Company owned approximately 676,000 shares of Nimbus Group, Inc. ("Nimbus") common stock representing approximately 9% of the total outstanding common stock of Nimbus. The investment in Nimbus appears on the Company's consolidated condensed balance sheets as investments available for sale. Ilia Lekach previously served as Chairman of the Board and Interim Chief Executive Officer of Nimbus.

      Notes and interest receivable from Ilia Lekach were approximately $323,000 as of November 1, 2003. The notes are unsecured, mature in five years and bear interest at prime plus 1% per annum. Principal and interest are payable in full at maturity.

NOTE 9 - NON CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                                 For the Thirty-nine Weeks Ended
                                                              -------------------------------------
                                                              November 1, 2003     November 2, 2002
                                                              ----------------     ----------------
Equipment under capital leases                                   $   414,630         $   429,993

Conversion of debt and accrued interest
     payable in exchange for common stock                        $        --         $   517,367
Decrease in accounts payable in exchange for
     subordinated notes payable - affiliate                      $ 5,000,000         $ 3,000,000
Unrealized gain (loss) on investments available for sale         $    25,503         $  (241,334)
Cash paid during the period for:
     Interest                                                    $ 1,493,101         $ 1,714,823

NOTE 10 - SEGMENT INFORMATION

      The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                          Thirteen Weeks        Thirteen Weeks     Thirty-nine Weeks      Thirty-nine Weeks
                                              Ended                 Ended                Ended                Ended
                                         November 1, 2003      November 2, 2002     November 1, 2003      November 2, 2002
                                         ----------------      ----------------     ----------------      ----------------
Net sales to external custormers:
  Retail                                  $  41,910,440         $  43,109,026         $ 124,254,871         $ 129,268,689
  Wholesale                                   6,147,500                 3,134            11,438,867             2,101,311
                                          -------------         -------------         -------------         -------------
                                          $  48,057,940         $  43,112,160         $ 135,693,738         $ 131,370,000
                                          =============         =============         =============         =============
Gross profit:
  Retail                                  $  17,394,333         $  18,006,642         $  54,144,300         $  54,795,420
  Wholesale                                     585,262              (104,402)            1,223,517               435,051
                                          -------------         -------------         -------------         -------------
                                          $  17,979,595         $  17,902,240         $  55,367,817         $  55,230,471
                                          =============         =============         =============         =============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN-WEEKS ENDED NOVEMBER 1, 2003 WITH THE THIRTEEN-WEEKS ENDED NOVEMBER 2, 2002.

      Net sales increased 11.5% from $43.1 million in the thirteen-weeks ended November 2, 2002 to $48.1 million in the thirteen-weeks ended November 1, 2003. The increase in sales was primarily due to an increase in wholesale sales to $6.1 million in the thirteen weeks ended November 1, 2003, offset by a 2.8% decrease in retail sales from $43.1 million in the thirteen weeks ended November 2, 2002 to $41.9 million in the thirteen weeks ended November 1, 2003. There were no wholesale sales during the thirteen weeks ended November 2, 2002. The decrease in retail sales is due to a 3.0% decrease in comparable store sales as well as a 3.0% decrease in the average number of stores operated, which was 234 during the thirteen-weeks ended November 1, 2003 versus 241 in the thirteen-weeks ended November 2, 2002. The decrease in comparable store sales were partially a result of the relocation of our distribution facility and a weak retail industry.

      Gross profit increased 0.4% from $17.9 million in the thirteen-weeks ended November 2, 2002 (41.5% of net sales) to $18.0 million in the thirteen-weeks ended November 1, 2003 (37.4% of net sales). The decrease in the gross profit as a percentage of net sales is due to the increase in wholesale sales during the thirteen weeks ended November 1, 2003 compared with the thirteen weeks ended November 2, 2002. Wholesale sales yield significantly lower gross margins than retail sales.

      Selling, general and administrative expenses increased 6.1% from $18.3 million in the thirteen-weeks ended November 2, 2002 to $19.4 million in the thirteen-weeks ended November 1, 2003. The increase is attributable primarily to higher payroll and employee related costs compared with 2002. Depreciation and amortization expense was $1.6 million in the thirteen-week period ended November 1, 2003 compared to $1.5 million in the thirteen-week period ended November 2, 2002.

      Provision for impairment of receivable from affiliate was $1.9 million during the thirteen-weeks ended November 2, 2002, and represented a provision for a receivable which management deemed unlikely to be collectible.

      Interest expense, net increased by 46.3% from $0.4 million for the thirteen-weeks ended November 2, 2002 to $0.6 million for the thirteen-weeks ended November 1, 2003. The increase results from the Company's new corporate office and distribution facility which has been recorded as a capitalized lease, offset by lower interest rates and a reduction in the outstanding average balance of convertible notes payable in the thirteen-weeks ended November 1, 2003 compared to the thirteen-weeks ended November 2, 2002.

      Realized loss on investments of approximately $0.1 million during the thirteen weeks ended November 1, 2003 was due to the resale of 327,000 shares of Nimbus Group, Inc. common stock.

      Realized loss on investments of $0.7 million during the thirteen-weeks ended November 2, 2002 was due to a decline in the market price on Nimbus Group, Inc. common stock resulting in the Company recording a non-cash charge.

      As a result of the foregoing, we had a net loss of $3.7 million, or ($1.51) per diluted share, in the thirteen-weeks ended November 1, 2003 compared to a net loss of $5.0 million, or $(1.92) per diluted share in the thirteen-weeks ended November 2, 2002.

      EBITDA(a), defined as net income (loss) less depreciation, amortization and interest expense, was ($1.5) million in the thirteen-weeks ended November 1, 2003 compared with ($3.1) million in the thirteen-weeks ended November 2, 2002.

                                                 THIRTEEN WEEKS ENDED
                                         ------------------------------------
EBITDA Reconciliation (a):               November 1, 2003    November 2, 2002
--------------------------               ----------------    ----------------

Net loss                                   $(3,725,111)        $(4,959,505)
Interest expense                               619,736             423,517
Depreciation and amortization                1,586,774           1,469,191
                                           -----------         -----------
EBITDA                                     $(1,518,601)        $(3,066,797)
                                           ===========         ===========

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

COMPARISON OF THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003 WITH THE THIRTY-NINE WEEKS ENDED NOVEMBER 2, 2002.

      Net sales increased 3.0% from $131.4 million in the thirty-nine weeks ended November 2, 2002 to $135.7 million in the thirty-nine weeks ended November 1, 2003. The increase in net sales was principally due to a $9.3 million increase in wholesales from $2.1 million in the thirty-nine weeks ended November 2, 2002 to $11.4 million in the thirty-nine weeks ended November 1, 2003, offset by a 3.9% decrease in retail sales from $129.3 million in the thirty-nine weeks ended November 2, 2002 to $124.3 million in the thirty-nine weeks ended November 1, 2003. The decrease in retail sales was due to a 3.0% decrease in comparable store sales as well as a 2.5% decrease in the average number of stores operated, which was 236 during the thirty-nine weeks ended November 1, 2003 versus 242 in the thirty-nine weeks ended November 2, 2002. The decrease in comparable store sales were partially a result of the relocation of our distribution facility and a weak retail industry.

      Gross profit increased 0.2% from $55.2 million in the thirty-nine weeks ended November 2, 2002 (42.0% of net sales) to $55.4 million in the thirty-nine weeks ended November 1, 2003 (40.8% of net sales). The decrease in the gross profit as a percentage of net sales is due to the increase in wholesale sales during the thirty-nine weeks ended November 1, 2003 compared with the thirty-nine weeks ended November 2, 2002. Wholesale sales yield significantly lower gross margins than retail sales.

      Selling, general and administrative expenses increased 4.9% from $54.2 million in the thirty-nine weeks ended November 2, 2002 to $56.9 million in the thirty-nine weeks ended November 1, 2003. The increase is attributable primarily to higher payroll and employee related costs. Depreciation and amortization expense increased 2.1% from $4.4 million in the thirty-nine weeks ended November 2, 2002 to $4.5 million in the thirty-nine weeks ended November 1, 2003.

      Provision for impairment of receivable from affiliate was $1.9 million during the thirty-nine weeks ended November 2, 2002, and represented a provision for a receivable which management deemed unlikely to be collectible.

      Interest expense, net was $1.5 million for both the thirty-nine weeks ended November 1, 2003 and November 2, 2002.

      Realized loss on investments of $0.7 million during the thirty-nine weeks ended November 2, 2002 was due to a decline in the market price on Nimbus Group, Inc. common stock resulting in the Company recording a non-cash charge.

      During the thirty-nine weeks ended November 1, 2003 the Company had a net loss of $7.6 million or ($3.07) per diluted share, compared to a net loss of $7.6 million or ($3.04) per diluted share during the thirty-nine weeks ended November 2, 2002.

      EBITDA, defined as net income (loss) less depreciation, amortization and interest expense was ($1.6) million in the thirty-nine weeks ended November 1, 2003 compared with ($1.7) million in the thirty-nine weeks ended November 2, 2002.

                                                THIRTY-NINE WEEKS ENDED
                                        ----------------------------------------
EBITDA Reconciliation (a):              November 1, 2003        November 2, 2002
--------------------------              ----------------        ----------------

Net loss                                  $(7,579,098)           $(7,585,759)
Interest expense                            1,480,056              1,507,719
Depreciation and amortization               4,510,912              4,416,271
                                          -----------            -----------
EBITDA                                    $(1,588,130)           $(1,661,769)
                                          ===========            ===========

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

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first thirty-nine weeks of fiscal 2003, these capital requirements generally were satisfied through borrowings under our credit facility and cash flows from operations.

      At November 1, 2003, we had negative working capital of approximately $6.5 million compared to working capital of approximately $1.8 million at February 1, 2003. The decrease was primarily due to the net loss during the current period, increased purchases of property plant and equipment and lower long-term debt.

      Net cash provided by operating activities during the current period was approximately $4.0 million compared with approximately $0.5 million for the same period in the prior year. The change in cash provided by operating activities was principally a result of the net change in our inventories and accounts payable.

      Net cash used in investing activities was approximately $4.8 million, compared with approximately $1.1 million for the same period in the prior year. Investing activities generally represent spending for the renovation of existing stores and new store openings. Approximately $1.1 million of the $4.8 million used in investing activities is attributable to the relocation of the Company's corporate office and distribution center to Sunrise, Florida in the second quarter of fiscal year 2003. The balance is due to the opening of 7 new stores and the remodel/relocation of 12 stores.

      Net cash used in financing activities during the current period was approximately $0.6 million compared with net cash used of approximately $1.0 million for the same time period in the prior year. The change was due primarily to lower borrowings on our bank line of credit offset by lower repayments of convertible notes payables.

      Perfumania's senior secured credit facility with GMAC Commercial Credit LLC provides for borrowings of up to $40 million, of which approximately $4.4 million was available at November 1, 2003, and supports normal working capital requirements and other general corporate purposes. The facility expires in May 2004. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% - 3.50% depending on a financial ratio test. As of November 1, 2003, the credit facility bore interest at 3.6%. Borrowings are secured by a first lien on all assets of Perfumania and the assignment of a life insurance policy on Ilia Lekach. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of November 1, 2003, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio and leverage ratio. On December 11, 2003, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of November 1, 2003.

      As shown in the accompanying consolidated condensed financial statements, we have incurred a net loss of $7.6 million for the thirty-nine weeks period ended November 1, 2003. In addition, as of November 1, 2003, we had a seasonal working capital deficiency of $6.5 million and an accumulated deficit of $49.6 million. As of November 1, 2003, we had cash balances totaling approximately $1.6 million and an additional borrowing capacity of $4.4 million under our bank line of credit which is scheduled to expire in May 2004. Management believes that the cash balances, the available borrowing capacity and the expected ability to obtain suitable financing terms subsequent to May 2004, and the projected future operating results will generate sufficient liquidity to support our working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management's plans and expectations will be successful. If we are unable to generate sufficient cash flows from operations in the future to service our obligations, refinance our existing debt and achieve improved operating results, we could face liquidity and working capital constraints, which could adversely impact future operations and growth and, thereby, may raise a question as to our ability to remain a going concern.

      During the thirty-nine weeks ended November 1, 2003, Perfumania closed 11 stores and opened 7 new stores. At November 1, 2003, Perfumania operated 234 stores compared to 242 stores as of November 2, 2002. Management's focus is on improving the profitability of existing stores and plans to open a maximum of 3 new stores for the remainder of fiscal year 2003.

RECENT ACCOUNTING STANDARDS

      In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstance). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or disclosures.

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

CRITICAL ACCOUNTING POLICIES

      Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Presentation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of those significant accounting policies can be found in our 2002 Annual Report on Form 10-K, in the notes to the Consolidated Financial Statements, Note 2.

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

RISK FACTORS

We could face liquidity and working capital constraints if we are unable to generate sufficient cash flows from operations

      Perfumania's $40 million credit facility with GMAC expires in May 2004. As of November 1, 2003, approximately $35.5 million was outstanding under the credit facility. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of November 1, 2003, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio, leverage ratio and capital expenditures limitation. On December 11, 2003, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of November 1, 2003. If we are unable to generate sufficient cash flows from operations to service our obligations and refinance the credit facility on acceptable terms, we could face liquidity and working capital constraints, which could adversely impact our future operations and growth.

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

Perfumania's business has been affected by the economic downturn

      Sales levels at Perfumania's retail stores have been adversely affected during fiscal year 2003 by an economic downturn in the United States. Due to higher unemployment, stagnant business growth rates and the continuing poor performance of the stock market, consumer spending in general and especially on discretionary items, has declined. The length of this economic downturn may adversely impact our business, the results of our operations and our liquidity in the future.

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

      We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth and integrate acquisitions. We can give no assurance that we will be able to consummate the acquisitions of the two subsidiaries of Quality King with whom we entered into non-binding letters of intent on September 16, 2003.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      During the quarter ended November 1, 2003, there have been no material changes in the information about our market risks as of February 1, 2003 as set forth in Item 7A of the 2002 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURE

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 1, 2003 that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting during the quarter ended November 1, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Exhibit No.
-----------

31.1 Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b)   Reports on Form 8-K.

            We filed a current report on Form 8-K with the SEC dated September 15, 2003, to report under item 12, that we issued a news release to report our earnings for the thirteen weeks ended August 2, 2003.

            We filed a current report on Form 8-K with the SEC dated September 16, 2003 to report, under item 5 and 7, that we entered into non-binding letters of intent to acquire all of the outstanding stock of a fragrance retailer and certain assets of a fragrance wholesaler, both of which are owned by Quality King.

            We filed a current report on Form 8-K with the SEC dated October 2, 2003 to report, under item 5, that a member of our Board of Directors resigned.

            We filed a current report on Form 8-K with the SEC dated October 28, 2003 to report, under item 5, that we appointed a new member to our Board of Directors.

                              E COM VENTURES, INC.
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        E COM VENTURES, INC.
                                        (Registrant)


Date: December 12, 2003                 By: /S/ ILIA LEKACH
                                           -------------------------------------
                                           Ilia Lekach
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive Officer)


                                        By: /S/ A. MARK YOUNG
                                           -------------------------------------
                                           A. Mark Young
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)