Form 10-K
period 2004-01-31
E COM VENTURES INC
filed 2004-05-17
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-K


    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D) OF THE
                            SECURITIES EXCHANGE ACT


|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

     FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

     FOR THE TRANSITION PERIOD FROM                      TO
                                    --------------------    --------------------

                         COMMISSION FILE NUMBER: 0-10714

                               ------------------

                              E COM VENTURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 FLORIDA                                       65-0977964
     (STATE OR OTHER JURISDICTION OF                        (I.R.S. EMPLOYER
      INCORPORATION OR ORGANIZATION)                      IDENTIFICATION NO.)

        251 INTERNATIONAL PARKWAY

             SUNRISE, FLORIDA                                    33325
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                      (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (954) 335-9100

                               ------------------

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                      NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:

                           COMMON STOCK $.01 PAR VALUE

                               ------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

          Indicate by check mark if disclosure of delinquent  filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

          Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |_| No|X|

          The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $8.9 million as of August 2, 2003. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

     The number of shares outstanding of the Registrant's common stock as of April 27, 2004: 2,740,830 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

          Portions of the Registrant's definitive proxy statement for its 2004 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended January 31, 2004, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K

==================

                                TABLE OF CONTENTS

ITEM                                                                        PAGE

                                     PART I

 1.   Business                                                                3
 2.   Properties                                                             10
 3.   Legal Proceedings                                                      10
 4.   Submission of Matters to a Vote of Security Holders                    10

                                     PART II

 5.   Market for Registrant's Common Equity and Related Stockholder Matters  11
 6.   Selected Financial Data                                                12
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              13
 7A.  Quantitative and Qualitative Disclosures About Market Risk             23
 8.   Financial Statements and Supplementary Data                            24
 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                    43
 9A.  Controls and Procedures                                                43

                                    PART III

 10.  Directors and Executive Officers of the Registrant                     44
 11.  Executive Compensation                                                 44
 12.  Security Ownership of Certain Beneficial Owners and Management and
      Related Stockholder Matters                                            44
 13.  Certain Relationships and Related Transactions                         44
 14.  Principal Accountant Fees and Services                                 44

                                     PART IV

 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K        44

                                     PART I.

ITEM 1.        BUSINESS

BUSINESS STRATEGY

           E Com Ventures, Inc., a Florida corporation ("ECOMV" or the "Company"), performs all of its operations through two wholly-owned subsidiaries, Perfumania, Inc. ("Perfumania"), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, Inc., ("perfumania.com"), a Florida corporation, which is an Internet retailer of fragrances and other specialty items.

           Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of January 31, 2004, Perfumania operated a chain of 232 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products to other wholesale distributors throughout North America and overseas. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania shopping experience.

           Perfumania operates its wholesale business directly. It operates its retail business through Magnifique Parfumes and Cosmetics, Inc. ("Magnifique"), a wholly-owned subsidiary of Perfumania, although the stores are generally operated under the name Perfumania as described below under "Trade Name and Service Mark." Perfumania's retail stores are located in regional malls, manufacturers' outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 31, 2004, February 1, 2003, and February 2, 2002 were 232, 238 and 247, respectively.

           Sales of perfumania.com are included within those of our retail business in this Form 10-K. For ease of reference in this Form 10-K, our retail and wholesale business are referred to as divisions. See Item 6 for Selected Financial Data by division.

RECENT DEVELOPMENTS AND CHANGE OF CONTROL

          Effective January 30, 2004, Ilia Lekach, our then Chairman of the Board and Chief Executive Officer, IZJD Corp. and Pacific Investment Group, Inc., each of which are wholly-owned by Mr. Lekach and Deborah Lekach, Mr. Lekach's wife (collectively, "Lekach"), entered into the Nussdorf Option Agreement (The "Nussdorf Option Agreement"), with Stephen Nussdorf and Glenn Nussdorf (the "Nussdorfs"), pursuant to which the Nussdorfs were granted options by Lekach to acquire up to an aggregate 720,954 shares of the Company's common stock owned or beneficially owned by Lekach, for a purchase price of $12.70 per share exercisable in the installments indicated on or after the dates set forth in the table below:

                  Date                               Number of Shares
                  ---------------------              ----------------------
                  January 30, 2004                   433,070
                  March 15, 2004                     162,884
                  April 23, 2004                     125,000

           The purchase price for the shares to be acquired by the Nussdorfs under the Nussdorf Option Agreement is payable in cash; provided that the Nussdorfs may elect to pay a portion of the purchase price for the shares that are subject to the option installment that first becomes exercisable in April 2004, by offsetting the principal and accrued interest then owed by Mr. Lekach under a $1,000,000 demand note, dated December 8, 2003, payable to the order of Stephen Nussdorf.

           In addition, pursuant to and in accordance with the terms of the Nussdorf Option Agreement, the Nussdorfs have been granted an irrevocable proxy for the term set forth in the Agreement to vote any shares owned by Lekach that are the subject of the Nussdorf Option Agreement.

          The Nussdorfs gave notice of the exercise of the first option installment pursuant to the Nussdorf Option Agreement to acquire 433,070 shares:
298,530 shares by Stephen Nussdorf and 134,540 shares by Glenn Nussdorf (the "Initial Exercise"). The aggregate purchase price for the Initial Exercise was paid in cash.

          On March 10, 2004, the Nussdorfs gave notice of the exercise of the second option installment pursuant to the Nussdorf Option Agreement to acquire 162,884 shares: 81,442 shares each by Stephen Nussdorf and Glenn Nussdorf (the "Second Exercise"). The shares included in the Second Exercise were acquired on March 19, 2004. The aggregate purchase price for the Second Exercise was paid in cash. In connection with the Second Exercise, Mr. Lekach exercised options for 162,884 shares of the Company's common stock in March 2004, of which 125,000 shares were issued upon the exercise of options granted to Mr. Lekach under the Company's 2000 Stock Option Plan.

           Of the 720,954 shares subject to the Nussdorf Option Agreement, an aggregate 443,750 shares were issuable upon exercise of certain stock options owned of record by Ilia Lekach. As of April 26, 2004, Mr. Lekach has exercised options to acquire 318,750 of those shares and the Nussdorfs have acquired 595,954 shares pursuant to the Nussdorf Option Agreement. The remaining 125,000 shares subject to the Nussdorf Option Agreement are those shares issuable upon exercise of 125,000 options required to be issued to Mr. Lekach pursuant to the terms of his employment agreement as a consequence of the change of control. These 125,000 options may only be issued upon approval of an amendment to the Company's 2000 Stock Option Plan. Such an amendment was voted on and approved at a special meeting of the Company's shareholders on April 29, 2004.

          Assuming the Nussdorfs exercise their option to acquire the remaining 125,000 shares subject to the Nussdorf Option Agreement, the Nussdorfs would own an aggregate 1,128,144 shares of the Company's Common Stock or approximately 39.7% of the total number of shares of the Company's common stock outstanding as of April 26, 2004.

           On March 11, 2004, following the acquisition of the 433,070 shares pursuant to the Initial Exercise, the Nussdorfs made a $5,000,000 secured demand loan to Perfumania. The demand loan bears interest at prime plus 1% and is secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs.

           On February 6, 2004, Miles Raper, Donovan Chin and Daniel Bengio resigned as members of the Company's Board of Directors, and Stephen Nussdorf, Paul Garfinkle and Michael W. Katz were elected to the Company's Board of Directors. Effective February 10, 2004, Mr. Lekach's employment with the Company was terminated and Mr. Lekach ceased serving as an employee and officer of the Company. In addition, on February 10, 2004, Stephen L. Nussdorf was appointed the Company's Chairman of the Board and Michael W. Katz was appointed the Company's Chief Executive Officer and President.

RETAIL DIVISION

MARKETING AND MERCHANDISING

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

           Perfumania primarily relies on its distinctive store design and window displays to attract the attention of prospective customers. In addition, Perfumania distributes advertising flyers and brochures by mail and in its stores and in the malls in which its stores are located. The amount of advertising varies with the seasonality of the business.

RETAIL STORES

           Perfumania's standard store design includes signs and merchandise displays which are designed to enhance customer recognition of Perfumania's stores. Perfumania's stores average approximately 1,400 square feet; however, stores located in manufacturers' outlet malls tend to be larger than Perfumania's other stores. A store is typically managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. District managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service and compliance with operational policies and procedures.

INFORMATION SYSTEMS

           Perfumania has an integrated information system including retail outlet and corporate systems. Perfumania.com has a completely integrated e-commerce system. These systems encompass every significant phase of our operations and provide information for planning, purchasing, pricing, distribution, finance and human resource decisions. E-mail and other information are communicated between the corporate office and store locations through an enterprise-wide Intranet. Daily compilation of sales, gross margin, and inventory levels enables management to analyze profitability and sell-through by item and product line as well as monitor the success of sale promotions. Inventory is tracked through its entire life cycle. During 2003, a new point of sale system was implemented in all stores. This system enables improved communication, pricing and promotion programs, time and attendance reporting, and enhanced inventory control.

STORE LOCATION AND EXPANSION

           Perfumania's stores are located in 36 states, the District of Columbia and Puerto Rico, including 45 locations in Florida, 19 in California, 16 in Texas and Puerto Rico, and 15 in New York. Perfumania's current business strategy focuses on maximizing sales by raising the average dollar sale per transaction, reducing expenses at existing stores, selectively closing under-performing stores and on a limited basis, opening new stores in proven geographic markets. When opening new stores, Perfumania seeks locations primarily in regional and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates opening additional stores in markets where it already has a presence or expanding into additional markets that it believes have a population density to support a cluster of stores.

           Perfumania's current average cost for opening a store is approximately $160,000, including furniture and fixtures, build-out costs and other items. In addition, initial inventory in a new store ranges from approximately $150,000 during the first fiscal quarter to approximately $200,000 during the Holiday season.

           In fiscal years 2003, 2002 and 2001, Perfumania opened 11 stores, 4 stores and 5 stores, respectively. Perfumania continuously monitors store performance and from time to time has closed under-performing stores, which typically have been older stores in undesirable locations. During fiscal years 2003, 2002 and 2001, Perfumania closed 17 stores, 13 and 15 stores, respectively. For fiscal year 2004, Perfumania will continue to focus on improving the profitability of its existing stores and management expects to open approximately 15 stores and close approximately 10 stores.

WHOLESALE DIVISION

           Perfumania distributes fragrances on a wholesale basis to national and regional retail chains and other wholesale distributors throughout North America and overseas. During fiscal years 2003, 2002 and 2001, the wholesale division sold to approximately 5, 5 and 9 customers, respectively. Quality King Distributors, Inc. ("Quality King"), an affiliate of ourcurrent Chief Executive Officer and President, Michael Katz, our principal shareholder, the Nussdorf's, accounted for 81%, 47% and 0% of net wholesale sales during fiscal years 2003, 2002 and 2001, respectively. See further discussion at Note 5 to our Consolidated Financial Statements included in Item 8, hereof. A single customer, unaffiliated with the Company, considerably reduced its purchases in the current year and accounted for 3%, 49% and 92% of wholesale sales during fiscal years 2003, 2002 and 2001, respectively.

PERFUMANIA.COM

           Perfumania.com provides a number of advantages for retail fragrance sales. Our Internet site enables us to display a larger number of products than traditional store-based or catalog sellers. In addition, the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility. Our Internet site benefits from the ability to reach a large group of customers from a central location. Additionally, we can also obtain demographic and behavioral data of customers, increasing opportunities for direct marketing and personalized services. Because brand loyalty is a primary factor influencing a fragrance purchase, the ability to physically sense the fragrance product is not critical to the purchasing decision. Perfumania.com's online store provides its customers with value, selection, pricing and convenience.

SOURCES OF SUPPLY

           During fiscal years 2003 and 2002, Perfumania purchased fragrances from approximately 100 different suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on the most favorable available combination of prices, credit terms, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania's purchases from its various suppliers change constantly. As is customary in the fragrance industry, Perfumania has no long-term or exclusive contracts with suppliers.

           Approximately 23% and 10% of Perfumania's total merchandise purchased in fiscal years 2003 and 2002, respectively, was from an affiliate, Parlux Fragrances, Inc. ("Parlux"), a manufacturer and distributor of prestige fragrances and related beauty products. Ilia Lekach, our former Chairman of the Board and Chief Executive Officer and one of our former principal shareholders, is the Chairman of the Board and Chief Executive Officer of Parlux and beneficially owns approximately 20% of Parlux's outstanding common stock. No other supplier accounted for more than 10% of our merchandise purchases during 2003 or 2002.

           Approximately 5% and 1% of Perfumania's total merchandise purchased in fiscal years 2003 and 2002, respectively, was from Quality King. These purchases do not include products manufactured or distributed by Parlux.

           Approximately 7% and 9% of Perfumania's total merchandise purchased in fiscal years 2003 and 2002, respectively, was from Grupo Tulin, a company owned by a former Director and brother of Ilia Lekach. Approximately 4% and 5%, respectively, of Perfumania's total merchandise purchased in fiscal years 2003 and 2002 was acquired from S&R Fragrances, Inc., a company owned by another brother of Ilia Lekach. Purchases from these affiliates are at lower prices or on better terms than would otherwise be available from other sources. These purchases do not include products manufactured or distributed by Parlux.

           A substantial portion of Perfumania's merchandise is purchased from secondary sources such as distributors, wholesalers, importers and retailers. Merchandise purchased from secondary sources includes trademarked and copyrighted products that were manufactured in the United States, sold to foreign distributors and then re-imported into the United States, as well as trademarked and copyrighted products manufactured and intended for sale in foreign countries. From time to time, U.S. trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings, based on U.S. Customs Service regulations or trademark or copyright laws, seeking to halt the importation into the United States of such "gray market" merchandise or to restrict its resale in the United States, and some of these actions have been successful. However, the U.S. courts remain divided on the extent to which trademark, copyright or other existing laws or regulations can be used to restrict the importation or sale of "gray market" merchandise. In addition, from time to time federal legislation to restrict the importation or sale of "gray market" merchandise has been proposed, but no such legislation has been adopted.

           As is often the case in the fragrance and cosmetics business, some of the merchandise purchased by Perfumania may have been manufactured by entities, particularly foreign licensees and others, who are not the owners of the trademarks or copyrights for the merchandise. Perfumania's secondary market sources generally will not disclose the identity of their suppliers, which they consider to be proprietary trade information. As a result, Perfumania may not always be able to demonstrate that the manufacturer of specific merchandise had proper authority from the trademark or copyright owner to produce the merchandise or permit it to be resold in the United States. Accordingly, there is a risk that if Perfumania were called upon or challenged by the owner of a particular trademark or copyright to demonstrate that specific merchandise was produced and sold with the proper authority and it was unable to do so, Perfumania could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities.

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

DISTRIBUTION

           Perfumania utilizes independent national trucking companies to deliver merchandise to its stores. Deliveries generally are made weekly, with more frequent deliveries during the holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. To expedite delivery of merchandise to its customers, Perfumania sometimes instructs its suppliers to ship merchandise directly to wholesale division customers.

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

           Perfumania's wholesale division competes directly with other perfume wholesalers and perfume manufacturers, some of which have substantially greater resources or merchandise variety than Perfumania. The wholesale division competes principally on the basis of merchandise selection, price and availability.

EMPLOYEES

           At January 31, 2004, we had 1,338 employees, of whom 1,195 were employed in Perfumania's retail stores, 44 were employed in Perfumania's warehouse and distribution operations and 99 were employed in executive, administrative and other positions. Temporary and part-time employees are usually added during peak sales periods (principally between Thanksgiving and Christmas). None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

TRADE NAME AND SERVICE MARK

           Perfumania's stores use the trade name and service mark Perfumania(R); Perfumania also operates 1 store under the trade name "Also Perfumania," 2 stores under the trade name "Class Perfumes" in malls where we also operate a Perfumania(R) store, one store under the trade name "Touch at Perfumania," one store under the trade name "Perfumania Too," and 7 stand-alone stores under the trade name "Perfumania Plus". Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

INVESTMENT IN NIMBUS GROUP, INC.

           Our former Chairman of the Board and Chief Executive Officer, Ilia Lekach, was also Chairman and interim CEO of Nimbus Group, Inc. ("Nimbus"), formerly known as TakeToAuction.com ("TTA"), a public company previously committed to the development of a private jet air taxi network. TTA initially sold consumer products on Internet auction sites.

           From fiscal year 2000 through fiscal year 2002 we acquired approximately 1,003,000 shares of Nimbus common stock. The investment in Nimbus was shown on our balance sheets as investments available for sale. During fiscal year 2003 we disposed of our holding in Nimbus in open market transactions at a loss of approximately $172,000.

RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

           The following set forth certain risk factors that may affect the Company and results of operations. These may be additional risks not set forth below or in this annual report on form 10-K, which may also affect the Company and its operations.

WE COULD FACE LIQUIDITY AND WORKING CAPITAL CONSTRAINTS IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOWS FROM OPERATIONS

           As shown in the accompanying financial statements, we have incurred a net loss of $12.9 million for the fiscal year ended January 31, 2004. In addition, as of January 31, 2004, we had a working capital deficiency of $9.1 million and an accumulated deficit of $54.9 million. As of January 31, 2004, we had cash balances totaling approximately $2.0 million. Additionally, $30.5 million was outstanding and $5.6 million was available under our $40 million credit facility with GMAC, which expires in May 2005. Management believes that the cash balances, the available borrowing capacity and the projected future operating results will generate sufficient liquidity to support our working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management's plans and expectations will be successful. If we are unable to generate sufficient cash flows from operations in the future to service our obligations, finance our existing debt and achieve improved operating results, we could face liquidity and working capital constraints, which could adversely impact future operations and growth and, thereby, may raise a question as to our ability to remain a going concern.

            As of January 31, 2004, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio, leverage ratio and capital expenditures limitation. On April 30, 2004, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of January 31, 2004.

           On May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation that provides for borrowings of up to $60 million.

           Advances under the new line of credit are based on a formula of eligible inventories and will bear interest depending on the Company's financial ratios from (1) prime to prime plus 1.25% or (b) LIBOR plus 2.50% to 3.75%. Borrowings are secured by a lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio and minimum EBITDA amounts as defined. Advances will be secured by a first lien an all assets of Perfumania.

             If we are unable to generate sufficient cash flows from operations to service our obligations and refinance the credit facility on acceptable terms, we could face liquidity and working capital constraints, which could adversely impact our future operations and growth.

FAILURE TO COMPLY WITH COVENANTS IN OUR EXISTING CREDIT FACILITY COULD RESULT IN OUR INABILITY TO BORROW ADDITIONAL FUNDS

           Our credit facility requires us to maintain compliance with various financial covenants. Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. As described above, Perfumania was not in compliance with certain financial covenants as of January 31, 2004. If our actual results deviate significantly from our projections, we may not be in compliance with the covenants and might not be allowed to borrow under the credit facility. If we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing stockholders. We cannot assure that we could obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties.

CONSUMERS HAVE REDUCED DISCRETIONARY PURCHASES OF OUR PRODUCTS, WHICH HAS INCREASED OUR NET LOSS

           Sales levels at Perfumania's retail stores were adversely affected during fiscal year 2003 by an economic downturn in the United States, the war in Iraq and disruption in our inventory supplies due to the relocation of our distribution facility. Due to higher unemployment and stagnant business growth rates, consumer spending in general and especially on discretionary items, declined. Sales from our retail stores decreased from $199,369,000 for fiscal year 2002 to $198,479,000 for fiscal year 2003 and our net loss increased to $(5.24) per share for fiscal year 2003 from $(1.12) per share for fiscal year 2002. We may continue to experience declines in sales as a result of the economic downturn, or in the event of terrorism or diseases affecting customers' purchasing patterns. Future economic downturns may adversely impact our business, the results of our operations and our liquidity.

PERFUMANIA MAY HAVE PROBLEMS RAISING MONEY NEEDED IN THE FUTURE

           Our growth strategy includes selectively opening and operating new Perfumania retail locations and increasing the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional financing, we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock, including borrowing money on terms that are not favorable.

PERFUMANIA'S BUSINESS IS SUBJECT TO SEASONAL FLUCTUATIONS, WHICH COULD LEAD TO FLUCTUATIONS IN OUR STOCK PRICE

           Perfumania has historically experienced and expects to continue experiencing higher sales in the fourth fiscal quarter than in the first three quarters. Purchases of fragrances as gift items increase during the Christmas holiday season, which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below expectations of stock market analysts, our stock price might decline. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores.

PERFUMANIA MAY EXPERIENCE SHORTAGES OF THE MERCHANDISE IT NEEDS BECAUSE IT DOES NOT HAVE LONG-TERM AGREEMENTS WITH SUPPLIERS

           Perfumania's success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. Perfumania has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. If Perfumania is unable to obtain merchandise from one or more key suppliers on a timely basis or acceptable terms, or if there is a material change in Perfumania's ability to obtain necessary merchandise, our results of operations could be seriously harmed.

PERFUMANIA PURCHASES MERCHANDISE FROM PARTIES RELATED TO OUR FORMER CHIEF EXECUTIVE OFFICER AND ONE OF OUR PRINCIPAL SHAREHOLDERS, WHICH MAY CAUSE A CONFLICT OF INTEREST

           Approximately 30% and 19%, respectively, of Perfumania's total merchandise purchased in fiscal years 2003 and 2002 were from affiliates of our former Chief Executive Officer. In addition, in fiscal 2003, we purchased approximately $5.6 million of merchandise from Quality King and sold approximately $11.4 million of different merchandise to Quality King. The Nussdorfs are officers and principals of Quality King. While we believe the terms of these purchases and sales are more favorable to us than the terms of third party arrangements, there may be a conflict of interest between our interest in purchasing or selling merchandise at the best price and those of our principal shareholders and former officer in obtaining the best price for their respective companies.

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

PERFUMANIA COULD BE SUBJECT TO LITIGATION BECAUSE OF THE MERCHANDISING ASPECT OF ITS BUSINESS

           Some of the merchandise Perfumania purchases from suppliers is manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. The owner of a particular trademark or copyright may challenge Perfumania to demonstrate that the specific merchandise was produced and sold with the proper authority, and if Perfumania is unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise. This type of restriction could adversely affect Perfumania's business and results of operations.

OUR STOCK PRICE VOLATILITY COULD RESULT IN SECURITIES CLASS ACTION LITIGATION, SUBSTANTIAL COST, AND DIVERSION OF MANAGEMENT'S ATTENTION

           The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events, such as:

               o    quarterly variations in operating results;

               o acquisitions, capital commitments of strategic alliances by us or our competitors;

               o    legal   regulatory   matters  that  are  applicable  to  our
                    business;

               o    the  operating  and  stock  prices   performance   of  other
                    companies that investors may deem comparable to us; and

               o    news reports relating to trends in our markets.

           In addition, the stock market in general has experienced significant price and volume fluctuations that often have been unrelated to the performance of specific companies. The broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Our stock price volatility could result in class action litigation which would require substantial monetary cost to defend, as well as the diversion of management attention from day-to-day activities which could negatively affect operating performance. Such litigation could also have a negative impact on the price of our common stock due to the uncertainty and negative publicity associated with litigation.

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

WE ARE SUBJECT TO COMPETITION

           Some of Perfumania's competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania's stores compete on the basis of selling price, customer service, merchandise variety and store location. Many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our products or services. These factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

THE LOSS OF OR DISRUPTION IN OUR DISTRIBUTION FACILITY COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR SALES

           We currently have one distribution facility, which is located in Sunrise, Florida. The loss of, or any damage to this facility, as well as the inventory stored therein, would require us to find replacement facilities and assets. In addition, weather conditions, such as natural disasters, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows.

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

ITEM 2.        PROPERTIES

           We relocated our executive offices and distribution center to a 179,000 square foot facility in Sunrise, Florida in July 2003. The facility is leased through December 2017 pursuant to a lease which currently provides for monthly rent of approximately $82,000 with specified increases.

           All of Perfumania's retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay all utility charges, insurance premiums, real estate taxes and certain other costs. Some of Perfumania's leases permit the termination of the lease if specified minimum sales levels are not met. See Note 11 to our Consolidated Financial Statements included in Item 8 hereof, for additional information with respect to our store leases.

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

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           On December 12, 2003, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Ilia Lekach, Donovan Chin, Carole Ann Taylor, Joseph Bouhadana, Miles Raper, and Daniel Bengio to the Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditors. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:
---------------------

                                          SHARES       SHARES VOTED          SHARES VOTED          ABSTAIN/
           TOTAL                          VOTED             FOR                 AGAINST            WITHHELD         NON-VOTES
----------------------------              -----      -----------------   -------------------       --------         ---------

Ilia Lekach                             2,316,120        2,287,582               --                 28,538            93,211

Donovan Chin                            2,316,120        2,278,782               --                 37,338            93,211

Carole Ann Taylor                       2,316,120        2,308,646               --                  7,474            93,211

Daniel Bengio                           2,316,120        2,314,396               --                  1,724            93,211

Joseph Bouhadana                        2,316,120        2,308,596               --                  7,524            93,211

Miles Raper                             2,316,120        2,314,446               --                  1,674            93,211

RATIFICATION OF AUDITORS:
------------------------

                                          SHARES       SHARES VOTED          SHARES VOTED          ABSTAIN/
           TOTAL                          VOTED             FOR                 AGAINST            WITHHELD         NON-VOTES
----------------------------              -----      -----------------   -------------------       --------         ---------

Ratify Appointment of Deloitte &        2,316,120       2,314,030                2,090                --              93,211
Touche LLP

           On February 6, 2004, Miles Raper, Donovan Chin and Daniel Bengio resigned as members of the Company's Board of Directors, and Stephen Nussdorf, Paul Garfinkle and Michael W. Katz were elected to the Company's Board of Directors. Effective February 10, 2004, Mr. Lekach's employment with the Company was terminated and Mr. Lekach ceased serving as an employee and officer of the Company. In addition, on February 10, 2004, Mr. Lekach resigned from the Board of Directors and Stephen L. Nussdorf was appointed the Company's Chairman of the Board and Michael W. Katz was appointed the Company's Chief Executive Officer and President.

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

        FISCAL 2003                      HIGH                     LOW
----------------------------     --------------------     --------------------

First Quarter                            $5.00                    $2.61
Second Quarter                           12.00                     2.60
Third Quarter                            15.69                     9.92
Fourth Quarter                           15.50                    11.00

        FISCAL 2002                      HIGH                     LOW
----------------------------     --------------------     --------------------

First Quarter                            $3.32                    $2.00
Second Quarter                            5.45                     2.40
Third Quarter                             5.50                     3.80
Fourth Quarter                            4.25                     3.69

           As of April 27, 2004, there were 66 holders of record, which excluded common stock held in street name. The closing sales price for the common stock on April 27, 2004 was $11.50 per share.

REVERSE STOCK-SPLIT

           Our Board of Directors authorized a one-for-four reverse stock-split of our outstanding shares of common stock for shareholders of record on March 20, 2002. Accordingly, all share and per share data shown in this Form 10-K for periods ended prior to March 20, 2003 have been retroactively adjusted to reflect this reverse stock split.

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

EQUITY COMPENSATION PLAN INFORMATION

           The following table sets forth information as of January 31, 2004, with respect to our compensation plans under which our equity securities are authorized for issuance.


                                                                                                    Number of securities remaining
                                    Number of securities to be                                      available for future issuance
                                     issued upon exercise of         Weighted-average exercise     under equity compensation plans
                                   outstanding options, warrants   price of outstanding options,  excluding securities reflected in
                                           and rights                   warrants and rights                 column (a)(1)
                                   -----------------------------   -----------------------------  ---------------------------------
 Plan Category:                               (a)                              (b)                             (c)
 Equity compensation plans
    approved by stockholders                   809,238                            $4.99                          156,368
 Equity compensation plans
    not approved by stockholders                    --                               --                               --
                                         --------------                   --------------                  ---------------

 Total                                         809,238                            $4.99                          156,368
                                         ==============                   ==============                  ===============


     (1) The number of shares available under our 2000 Stock Option Plan shall automatically increase each year by 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year.

ITEM 6.        SELECTED INANCIAL DATA

           The selected financial data presented below should be read in conjunction with such financial statements and related notes.

           Our fiscal year ends on the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 2003 refers to the fiscal year that began on February 2, 2003 and ended on January 31, 2004.

                                                                                    FISCAL YEAR ENDED
                                                       ---------------------------------------------------------------------------
                                                         JANUARY 31,     FEBRUARY 1,    FEBRUARY 2,    FEBRUARY 3,    JANUARY 29,
                                                            2004            2003           2002           2001            2000
                                                       ---------------  -------------  -------------  -------------  -------------
                                                                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, retail division                               $    198,479    $   199,369    $   184,142    $   185,371    $   155,953
Net sales, wholesale division                                  14,089          2,145          9,210         21,199         36,975
                                                       ---------------  -------------  -------------  -------------  -------------
  Total net sales                                             212,568        201,514        193,352        206,570        192,928
                                                       ---------------  -------------  -------------  -------------  -------------
Gross profit, retail division                                  81,923         84,159         78,468         79,218         68,613
Gross profit, wholesale division                                1,454            435          1,767          4,216          7,019
                                                       ---------------  -------------  -------------  -------------  -------------
  Total gross profit                                           83,377         84,594         80,235         83,434         75,632
                                                       ---------------  -------------  -------------  -------------  -------------

Selling, general and administrative expenses                   82,297         76,178         72,918         79,884         71,354
Provision for doubtful accounts                                    --             --             55             55             60
Change of control expenses                                      4,931             --             --             --             --

Provision for receivables from affiliate                           --          1,961             --             --             --
Provision for impairment of assets
  and store closings                                              593            663            727         32,894(1)       3,427
Depreciation and amortization                                   6,103          6,024          6,825          5,819          4,725
                                                       ---------------  -------------  -------------  -------------  -------------
  Total operating expenses                                     93,924         84,826         80,525        108,652         79,566
                                                       ---------------  -------------  -------------  -------------  -------------
Loss from operations                                          (10,547)          (232)          (290)       (25,218)        (3,934)
Other income (expense)
  Interest expense, net                                        (2,153)        (1,883)        (3,095)        33,399(1)      (6,589)
  Share of loss of partially-owned affiliate                       --             --             --         (1,388)        (3,165)
  Gain on sale of affiliate's common stock                         --             --             --          9,999         14,974
  Realized loss on investments                                   (172)          (711)            --         (4,819)             -
  Miscellaneous (expense) income, net                              --             --           (18)             85           (118)
                                                       ---------------  -------------  -------------  -------------  -------------
Income (loss) before income taxes                             (12,872)        (2,826)        (3,403)        (6,120)         1,168
Benefit (provision) for income taxes                               --             --            211             --           (124)
                                                       ---------------  -------------  -------------  -------------  -------------
Net income (loss)                                        $    (12,872)   $    (2,826)   $    (3,192)   $    (6,120)   $     1,044
                                                       ===============  =============  =============  =============  =============
Weighted average shares outstanding:
  Basic                                                     2,454,340      2,528,326      2,420,467      2,360,456      2,054,660
  Diluted                                                   2,454,340      2,528,326      2,420,467      2,360,456      2,566,905

Basic income (loss) per share                            $      (5.24)   $     (1.12)   $     (1.32)   $     (2.59)   $      0.51
Diluted income (loss) per share                          $      (5.24)   $     (1.12)   $     (1.32)   $     (2.59)   $      0.41

SELECTED OPERATING DATA:
Number of stores open at end of period                            232            238            247            257            276%
Comparable store sales increase                                   1.1%          10.2%           2.5%          16.9%          12.9%

BALANCE SHEET DATA:
Working capital (deficiency)                             $     (9,090)   $     1,804    $     2,760    $     7,015    $     8,687
Total assets                                                   92,463        103,423        102,559        107,329        105,656
Long-term debt, less current portion                            7,746          7,752          5,204         11,531          5,032
Total shareholders' equity                                     10,222         21,853         22,603         26,395         30,689

           (1) Amounts reflect a revision of the presentation of the perfumania.com acquisition. The revised presentation increases the gain on sale of Affiliate's common stock by $23.4 million from $10.0 million to $33.4 million and reflects a $234 million provision to reflect an improvement of goodwill at the date of the Acquisition, May 10, 2002. For a further discussion see Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of perfurmania.com.

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

           The following table sets forth items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

                             PERCENTAGE OF NET SALES

                                                                        FISCAL YEAR
                                                            2003           2002          2001
                                                        ------------   ------------  -----------
Net sales, retail division............................       93.4%          98.9%         95.2%
Net sales, wholesale division.........................        6.6            1.1           4.8
                                                        ---------      ---------     ---------
   Total net sales....................................      100.0          100.0         100.0
                                                        ---------      ---------     ---------
Gross profit, retail division.........................       38.5           41.8          40.6
Gross profit, wholesale division......................        0.7            0.0           0.1
                                                        ---------      ---------     ---------
   Total gross profit.................................       39.2           42.0          41.5
                                                        ---------      ---------     ---------
Selling, general and administrative expenses..........       38.7           37.8          37.7
Change of control expense.............................        2.3            --            --
Provision for impairment of receivable from affiliate         --             1.0           --
Provision  for impairment of assets and
   store closings.....................................        0.3            0.3           0.4
Depreciation and amortization.........................        2.9            3.0           3.5
                                                        ---------      ---------     ---------
   Total operating expenses...........................       44.2           42.1          41.6
                                                        ---------      ---------     ---------
Loss from operations before other expense.............       (5.0)          (0.1)         (0.2)
                                                        ---------      ---------     ---------
Other expense:
   Interest expense, net..............................       (1.0)          (0.9)         (1.6)
   Realized loss on investments.......................       (0.1)          (0.4)          --
Loss before income taxes..............................       (6.0)          (1.4)         (1.8)
Benefit for income taxes..............................                                     0.1
                                                        ---------      ---------     ---------
 Net loss.............................................       (6.1)%         (1.4)%        (1.7)%
                                                        ---------      ---------     ---------

FORWARD LOOKING STATEMENTS

          Some of the statements in this Annual Report on Form 10-K, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend," and other similar expressions, are "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations and refinance our credit facility on acceptable terms, our ability to comply with the covenants in our credit facility, general economic conditions including a continued decrease in discretionary spending by consumers, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC"), including the Risk Factors included in this Annual Report on Form 10-K. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

CRITICAL ACCOUNTING ESTIMATES

           Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. Preparation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of significant accounting policies can be found in Note 2 to the Consolidated Financial Statements.

           We consider an accounting policy to be critical if it requires significant judgment and estimates in its application. We have identified certain accounting policies that we consider critical to our business and our results of operations and have provided below additional information on those policies.

INVENTORY ADJUSTMENTS AND RESERVES

           Inventories are stated at the lower of cost or market, cost being determined on a weighted average cost basis. We review our inventory on a regular basis for excess and potentially slow moving inventory based on prior sales, forecasted demand, historical experience and through specific identification of obsolete or damaged merchandise and we record inventory writeoffs in accordance with our expectations. If there are material changes to these estimates, additional writeoffs could be necessary.

IMPAIRMENT OF LONG-LIVED ASSETS

           When facts and circumstances indicate that the values of long-lived assets, including intangibles, may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Inherent in this process is significant management judgment as to the projected cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Cash flows for retail assets are identified at the individual store level. Judgments are also made as to whether under-performing stores should be closed. Even if a decision has been made not to close an under-performing store, the assets at that store may be impaired. If there are material changes to these judgments or estimates, additional charges could be necessary.

COMPARISON OF FISCAL YEARS 2003 AND 2002

REVENUES:

                                                                For the year ended
                   ------------------------------------------------------------------------------------------------------------
                                                                 ($ in thousands)

                                             Percentage of                              Percentage of      Percentage Increase
                     January 31, 2004          Revenues          February 1, 2003          Revenues            (Decrease)
                   --------------------- --------------------  --------------------  -------------------- ---------------------

Wholesale                       $14,089                 6.6%                $2,145                  1.1%                556.8%

Retail                          198,479                93.4%               199,369                 98.9%                  (0.4)%
                   --------------------- --------------------  --------------------  -------------------- ---------------------

Total Revenues                 $212,568               100.0%              $201,514                100.0%                  5.5%
                   ===================== ====================  ====================  ==================== =====================

           Net sales increased due to an increase in wholesale sales, offset by a decrease in retail sales. The increase in wholesale sales was due primarily to $11.4 million of sales made to Quality King. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King. Wholesale sales in 2004 are expected to approximate fiscal year levels. See Note 5 to our Consolidated Financial Statements included in Item 8, hereof for further discussion. Comparable store sales measure the sales from stores that have been open for one year or more. Perfumania's comparable store sales increased 1.1% in fiscal year 2003. However, the average number of stores operated decreased from 242 during fiscal year 2002 to 235 in fiscal year 2003 primarily due to the closure of older, underperforming stores. We believe that Perfumania's retail sales were negatively impacted for part of fiscal year 2003 by the overall soft United States economy, the war in Iraq and disruption in our inventory supplies due to the relocation of our distribution facility.

COST OF REVENUES:

                                                  For the year ended
                             ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                              January 31, 2004     February 1, 2003         (Decrease)
                            --------------------- --------------------  --------------------

Wholesale                                $12,635               $1,710                638.9%

Retail                                   116,556              115,210                  1.2%
                            --------------------- --------------------  --------------------

Total cost of Revenues                  $129,191             $116,920                 10.5%
                            ===================== ====================  ====================

GROSS PROFIT:

                                                  For the year ended
                             ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                              January 31, 2004     February 1, 2003         (Decrease)
                            --------------------- --------------------  --------------------

Wholesale                                 $1,454                 $435                 234.3%

Retail                                    81,923               84,159                  (2.7)%
                            --------------------- --------------------  --------------------

Total gross profit                       $83,377              $84,594                  (1.4)%
                            ===================== ====================  ====================

           Gross profit decreased as a result of lower sales and gross profit in the retail division offset by higher sales and gross profit in the wholesale division.

           Gross profit for the retail division decreased principally as a result of lower retail sales. Based on a comprehensive review of the Company's merchandise offerings conducted by management, approximately 3,400 stock keeping units ("skus") of our 25,000 skus were identified which we intend to discontinue offering for sale in Perfumania's retail stores. We recorded writeoffs totaling approximately $2.6 million as of fiscal year end 2003, which represents the difference between the estimated selling value and the historical cost of this inventory. This writeoff is included in cost of goods sold and accounts for 1.4% of the decrease in our retail gross profit as a percentage of net retail sales for fiscal year 2003.

           The increase in gross profit in the wholesale division was due to higher wholesale sales as discussed above. Wholesale sales historically yield a lower gross margin compared to retail sales.

GROSS PROFIT MARGIN PERCENTAGES:


                                         For the year ended
                            --------------------------------------------

                              January 31, 2004     February 1, 2003
                            --------------------- --------------------

Wholesale                                  10.3%                20.3%
Retail                                     41.7%                43.0%

Gross profit margin                        39.2%                42.0%


           The decrease in wholesale gross profit margins was primarily attributable to larger number of units per wholesale transaction in fiscal 2003 compared to fiscal 2002. Large unit orders yield lower margins than small orders.

OPERATING EXPENSES:


                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                              January 31, 2004     February 1, 2003         (Decrease)
                            --------------------- --------------------  --------------------

Selling, general and
  administrative                         $82,297              $76,178                   8.0%

Change of control expenses                 4,931                   --                    --

Asset impairment charges                     593                  663                 (10.6)%

Receivable impairment
  charges                                     --                1,961                    --

Depreciation and
  amortization                             6,103                6,024                   1.3%
                            --------------------- --------------------  --------------------

Total operating expenses                 $93,924              $84,826                  10.7%
                            ===================== ====================  ====================

           The increase in selling, general and administrative expenses is attributable primarily to higher employee compensation costs and other store operating costs. During fiscal 2003 we also incurred increased expenses for the relocation of our corporate headquarters and distribution center as well as the implementation of new Point of Sale software in our stores. The majority of our selling, general and administrative expenses relate to the retail division.

           Change of control expenses of approximately $4.9 million in fiscal year 2003 represents expenses incurred as a result of the Nussdorf Option Agreement which was entered into effective January 30, 2004 between Ilia Lekach, our then Chairman of the Board and Chief Executive Officer, IZJD Corp. and Pacific Investment Group Inc., each of which are wholly-owned by Mr. Lekach and Deborah Lekach, Mr. Lekach's wife, and Stephen and Glenn Nussdorf. Approximately $2.6 million of these expenses represent amounts paid to certain of our executive officers and a consultant pursuant to employment and consulting agreements and approximately $2.3 million represents a non-cash charge for stock option expenses, also relating to these same employment and consulting agreements. See further discussion in Item 1 and also Note 5 to our Consolidated Financial Statements in Item 8, hereof.

           The asset impairment charges in both fiscal years relate to retail store locations with negative cash flows that were either closed or are targeted for closure.

           The provision for receivables during fiscal year 2002 relates to an affiliate receivable which management determined was not collectible. See further discussion at Note 5 of the Notes to Consolidated Financial Statements.

LOSS FROM  OPERATIONS:

                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)

                              January 31, 2004     February 1, 2003     Percentage Increase
                            --------------------- --------------------  --------------------

Loss from operations                     $10,547                 $232               4446.1%

OTHER EXPENSE:

                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                              January 31, 2004     February 1, 2003         (Decrease)
                            --------------------- --------------------  --------------------

Interest expense                          $2,179               $2,072                  5.2%

Loss on investments                          172                  711                 (75.8)%
                            --------------------- --------------------  --------------------

Total other expense                       $2,351               $2,783                 (15.5)%
                            ===================== ====================  ====================

           The increase in interest expense was primarily due to interest incurred on the capital lease for our corporate office and distribution center to which we relocated in the second quarter of fiscal year 2003.

           The realized loss on investments in fiscal year 2002 was due to a decline in the market prices on securities available for sale that resulted in the Company recording a non-cash charge. During fiscal year 2003 the Company recorded a loss from the sale of these same investments. See further discussion at Note 9 of the Notes to Consolidated Financial Statements.

NET LOSS:

                                                  For the year ended
                             ----------------------------------------------------------------
                                                   ($ in thousands)

                              January 31, 2004     February 1, 2003     Percentage Increase
                            --------------------- --------------------  --------------------

Net Loss                                 $12,872               $2,826                355.5%

           Due to the above reasons our net loss was increased as indicated above.

COMPARISON OF FISCAL YEARS 2002 AND 2001

REVENUES:

                                                                           For the year ended
                                     --------------------------------------------------------------------------------------------
                                                                            ($ in thousands)

                                                          Percentage of                        Percentage of   Percentage Increase
                                     February 1, 2003        Revenues      February 2, 2002      Revenues          (Decrease)
                                     -----------------  ----------------- ------------------ ----------------- -------------------

Wholesale                                      $2,145               1.1%             $9,210              4.7%              (76.7)%

Retail                                        199,369              98.9%            184,142             95.3%                8.3%
                                     -----------------  ----------------- ------------------ ----------------- -------------------

Total Revenues                               $201,514             100.0%           $193,352            100.0%                4.2%
                                     =================  ================= ================== ================= ===================

           The increase in net sales during fiscal year 2002 was due to an increase in retail sales offset by a decrease in wholesale sales. The increase in sales was principally due to a 10.2% increase in comparable store sales. The average number of stores operated decreased from 250 during fiscal year 2001 to 242 in fiscal year 2002. The increase in Perfumania's comparable store sales was due to an improved merchandise assortment and product promotions at our retail stores. The decrease in wholesale sales was due to management's decision to concentrate on the more profitable retail operations.
COST OF REVENUES:


                                                  For the year ended
                             ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                               February 1, 2003     February 2, 2002         (Decrease)
                            --------------------- --------------------  --------------------

Wholesale                                 $1,710             $7,443              (77.0)%

Retail                                   115,210            105,674               8.6%
                            --------------------- --------------------  --------------------

Total cost of Revenues                  $116,920           $113,117               3.4%
                            ===================== ====================  ====================

GROSS PROFIT:

                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                               February 1, 2003     February 2, 2002         (Decrease)
                            --------------------- --------------------  --------------------

Wholesale                                  $435             $1,767              (75.4)%

Retail                                   84,159             78,468                7.3%
                            --------------------- --------------------  --------------------

Total gross profit                      $84,594            $80,235                5.4%
                            ===================== ====================  ====================

           Gross profit increased as a result of higher sales and gross profit in the retail division offset by lower sales and gross profit in the wholesale division. Gross profit for the retail division increased principally as a result of higher retail sales volume. Gross profit for the wholesale division decreased due to lower wholesale sales. Wholesale sales historically yield a lower gross margin compared to retail sales.

GROSS PROFIT MARGIN PERCENTAGES:

                                         For the year ended
                            --------------------------------------------

                               February 1, 2003     February 2, 2002
                            --------------------- --------------------


Wholesale                                20.3%              19.2%
Retail                                   42.2%              42.6%

Gross profit margin                      42.0%              41.5%

OPERATING EXPENSES:

                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                               February 1, 2003     February 2, 2002         (Decrease)
                            --------------------- --------------------  --------------------

Selling, general and
  administrative                         $76,178              $72,918                  4.5%

Asset impairment charges                     663                  727                 (8.8)%

Provision for doubtful
  accounts                                    --                   55                   --

Receivable impairment
  charges                                  1,961                   --                   --

Depreciation and
  amortization                             6,024                6,825                (11.7)%
                            --------------------- --------------------  --------------------

Total operating expenses                 $84,826              $80,525                  5.3%
                            ===================== ====================  ====================

           The increase in selling, general and administrative expenses is attributable primarily to higher employee compensation costs, including incentive compensation paid to store personnel due to higher retail sales. The majority of our selling, general and administrative expenses relate to the retail division.

           The asset impairment charges in both fiscal years relate to retail store locations with negative cash flows that were either closed or are targeted for closure.

           The provision for receivable during fiscal year 2002 relates to an affiliate receivable from Nimbus which management determined was not collectible. No comparable receivable impairment was recorded during fiscal year 2001. See further discussion at Note 5 of the Notes to Consolidated Financial Statements.

           Depreciation and amortization decreased primarily due to the adoption of SFAS 142 on February 3, 2002, which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives.

LOSS FROM OPERATIONS:

                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                               February 1, 2003     February 2, 2002         (Decrease)
                            --------------------- --------------------  --------------------

Loss from operations                     $232                 $290                 (20.0)%

OTHER EXPENSE:

                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                        Percentage Increase
                               February 1, 2003     February 2, 2002         (Decrease)
                            --------------------- --------------------  --------------------

Interest expense                        $2,072             $3,396              (39.0)%
Loss on investments                        711                 --                 --
Other                                       --                 18                 --
                            --------------------- --------------------  --------------------

                                        $2,783             $3,414              (18.5)%
                            ===================== ====================  ====================

           The decrease in interest expense (net) was primarily due to lower interest rates and a reduction in the outstanding balance of convertible notes payable.

           The realized loss on investments in fiscal year 2002 is due to a decline in the market prices on securities available for sale which resulted in the Company recording a non-cash charge. See further discussion at Note 9 of the Notes to Consolidated Financial Statements.

NET LOSS:

                                                  For the year ended
                            -----------------------------------------------------------------
                                                   ($ in thousands)

                               February 1, 2003     February 2, 2002     Percentage Increase
                            --------------------- --------------------  ---------------------

Net Loss                                $2,826             $3,192              (11.5)%

           As a result of the foregoing our net loss was reduced as indicated above.

LIQUIDITY AND CAPITAL RESOURCES

           Our principal capital requirements for operating purposes are to fund Perfumania's inventory purchases, renovate existing stores and selectively open new stores. During fiscal years 2003 and 2002, we financed these requirements primarily through cash flows from operations, borrowings under our line of credit, capital equipment leases and other short-term borrowings.

           A summary of our cash flows is as follows:

                                                     For the year ended
                                                      January 31, 2004
                                                    ----------------------
                                                      ($ in thousands)

     Summary Cash Flow Information:
     Cash provided by operations                                  $15,073
     Cash used in investing activities                             (5,728)
     Cash used in financing activities                            (10,348)
                                                    ----------------------

          Decrease in cash and cash equivalents                    (1,003)
     Cash and cash equivalents, February 1, 2003                    2,965
                                                    ----------------------
     Cash and cash equivalents, January 31, 2004                   $1,961
                                                    ======================

           Perfumania's senior secured credit facility with GMAC Commercial Finance LLC ("GMAC") provides for borrowings of up to $40.0 million, of which $30.5 million was outstanding and $5.6 million was available as of January 31, 2004, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of January 31, 2004, the credit facility bore interest at 4.6%. Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of January 31, 2004, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio, leverage ratio and capital expenditures limitation. On April 30, 2004, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of January 31, 2004.

           On May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation that provides for borrowings of up to $60 million.

           Advances under the new line of credit are based on a formula of eligible inventories and will bear interest depending on the Company's financial ratios from (1) prime to prime plus 1.25% or (b) LIBOR plus 2.50% to 3.75%. Borrowings are secured by a lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio and minimum EBITDA amounts as defined. Advances will be secured by a first lien an all assets of Perfumania.

           In March 2004, the Nussdorfs made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There are no prepayment penalties and the loan is subordinate to all bank related indebtedness.

           In January 2004 we incurred approximately $4.9 million in change of control expenses incurred as a result of the Nussdorf Option Agreement. Approximately $2.6 million of these expenses represent amounts paid to certain of our executive officers and a consultant pursuant to employment and consulting agreements and approximately $2.3 million represents a non-cash charge for stock option expenses, also relating to these same employment and consulting agreements.

           In February 2002, we entered into a Convertible Note Option Repurchase Agreement (the "Agreement") with the holders of our outstanding Series C and D Convertible Notes. The Agreement provided that we had the monthly option to repurchase the then approximate $4.9 million outstanding notes over an eleven month period beginning February 2002, at a price equal to the unpaid principal balance plus a 20% premium. The portion of the notes redeemable in each of the eleven months varied as per a specified redemption schedule. In the event that we exercised our monthly option, the note holders were restricted from converting any part of the remaining outstanding and unpaid principal balance of such holder's notes into our common stock. During fiscal year 2002, we repaid approximately $4.2 million to the note-holders.

           In December 2002, we entered into an Amendment to the February 2002 Convertible Note Option Repurchase Agreement. The Amendment provided an extension of the maturity date of the Series C and D Convertible Notes to September 15, 2003 with a monthly option to repurchase the approximately $1.2 million in Notes over the extended maturity date. During fiscal year 2003 we repaid the remaining outstanding balance to the note-holders.

           On June 30, 2003 and September 30, 2002, Perfumania signed a $5.0 million and a $3.0 million subordinated note agreement, respectively, with Parlux. The notes were in consideration for the reduction of $5.0 million and $3.0 million in trade payables due to Parlux in the respective years. The notes were due on February 29, 2004 and March 31, 2003, with various periodic principal payments, bore interest at prime plus 1% and was subordinated to all bank related indebtedness. As of January 31, 2004 and February 1, 2003, the outstanding principal balance due on the notes was $250,000 and $100,000, respectively. The notes were repaid in full in February 2004 and April 2003, respectively,and in accordance with their terms.

           In fiscal year 2003, net cash provided by operating activities was approximately $10.2 million compared with $5.7 million in fiscal year 2002. The increase in net cash provided by operating activities was principally a result of the net change in our inventories, accounts payable to affiliates, accrued expenses and other liabilities. Due to management's comprehensive review of certain skus; which the Company does not plan to reorder and intends to discontinue offering for sale, inventory purchases were delayed at fiscal year-end 2003.

           Net cash used in investing activities in fiscal year 2003 was approximately $5.7 million, compared with $1.9 million for fiscal year 2002. Investing activities generally represent spending for the renovation of existing stores and new store openings. Approximately $1.1 million of the $5.7 million used in investing activities is attributable to the relocation of the Company's corporate office and distribution center to Sunrise, Florida in the second quarter of fiscal year 2003. The balance is due to the opening of 11 new stores and the remodel/relocation of 12 stores. We intend to focus on continuing to improve the profitability of our existing stores and anticipate that we will open no more than 15 stores in fiscal 2004. Currently, our average capital expenditure for opening a store is approximately $160,000, including furniture and fixtures, equipment, build-out costs and other items. In addition, initial inventory (not including inventory replenishment) in a new store ranges from approximately $150,000 during the first fiscal quarter to approximately $200,000 during the fourth quarter.

           In fiscal year 2003, net cash used in financing activities was approximately $5.5 million compared with $2.4 million for fiscal year 2002. The change was principally due to the use of $1.5 million to redeem convertible notes payable, $1.1 million for capital lease obligations, net repayments of bank borrowings of $1.6 million and $1.5 million for the repurchase of our common stock (see further discussion below).

           In December 1999, our Board of Directors approved the repurchase by the Company of up to 375,000 shares of our common stock, reflecting its belief that our common stock represented a significant value at its then current trading price. In January 2001, the Board approved an increase in the stock repurchase program by an additional 250,000 shares, in February 2002, the Board approved an increase in the stock repurchase program by an additional 250,000 shares and in April 2002, the Board approved an increase in the stock repurchase program by an additional 100,000 shares. Pursuant to these authorizations, we have repurchased approximately 898,000 shares of common stock for approximately $8.6 million since December 1999, including approximately 118,000 shares for $1.5 million in fiscal year 2003.

           Management believes that Perfumania's new borrowing capacity under the credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support our working capital needs, capital expenditures and debt service for at least the next twelve months. There can be no assurance that management's plans and expectations will be successful.

                                                                  Payments due by period
                                              ------------------------------------------------------------------
                                                                      ($ in thousands)

                                                           less than 1                              more than 5
Contractual Obligations                          Total        years        1-3 years    3-5 years      years
--------------------------------------------  ------------ ------------- ------------ ------------- ------------
Long-Term Debt Obligations                             --            --           --            --           --
Capital Lease Obligations                         $17,567          $259       $3,087        $2,153      $12,068
Operating Lease Obligations                        60,729        12,021       19,046        10,827       18,835
Purchase Obligations                                   --            --           --            --           --
Other Long-Term Liabilities Reflected on the
   Registrant's Balance Sheet under GAAP               --            --           --            --           --
                                              ------------ ------------- ------------ ------------- ------------

Total                                             $78,296       $12,280      $22,133       $12,980      $30,903
                                              ============ ============= ============ ============= ============

SEASONALITY AND QUARTERLY RESULTS

           Our operations historically have been seasonal, with higher sales in the fourth fiscal quarter than the other three fiscal quarters. Significantly higher fourth quarter retail sales result from increased purchases of fragrances as gift items during the holiday season. Our quarterly results may vary due to the timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Results of any interim period are not necessarily indicative of the results that may be expected during a full fiscal year.

RECENT ACCOUNTING STANDARDS

           In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments and Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstance). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or disclosures.

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

           Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of January 31, 2004 and February 1, 2003, our primary source of funds for working capital and other needs is a line of credit that provides for borrowings up to $40 million.

           Of the $38.7 million and $42.1 million of short-term and long-term borrowings on our balance sheet as of January 31, 2004 and February 1, 2003, respectively, approximately 20.7% and 23.7%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate ranging from (a) prime less .075% to prime plus 1.0%, or (b) LIBOR plus 1.75% to 3.5% depending on a financial ratio test. For fiscal year 2003, the credit facility bore interest at an average rate of 3.9%. A hypothetical 10% adverse move in interest rates would increase fiscal years 2003 and 2002 interest expense by approximately $0.1 million in both years.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial information and the supplementary data required in response to this Item are as follows:

                                                                                            PAGE
                                                                                            ----
    E Com Ventures, Inc. and Subsidiaries

    Independent Auditors' Report........................................................      24

    Consolidated Balance Sheets as of January 31, 2004 and February 1, 2003.............      25

    Consolidated Statements of Operations for the Fiscal Years Ended January 31, 2004,
    February 1, 2003 and February 2, 2002...............................................      26

    Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years
    Ended January 31, 2004, February 1, 2003, and February 2, 2002......................      27

    Consolidated Statements of Cash Flows for the Fiscal Years Ended January 31, 2004,
    February 1, 2003, and February 2, 2002..............................................      28

    Notes to Consolidated Financial Statements..........................................      29

    Schedule II - Valuation and Qualifying Accounts and Reserves........................      43

INDEPENDENT AUDITORS' REPORT


To the Board of Directors of
E Com Ventures, Inc.:

We have audited the accompanying consolidated balance sheets of E Com Ventures, Inc. and subsidiaries (the "Company") as of January 31, 2004 and February 1, 2003, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended January 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E Com Ventures, Inc. and subsidiaries as of January 31, 2004 and February 1, 2003, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 30, 2004, except for the fourth paragraph of Note 6, as to which the date is May 12, 2004.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS:                                                        JANUARY 31, 2004             FEBRUARY 1, 2003
                                                          ---------------------------    ------------------------
Current assets:
Cash and cash equivalents                                        $         1,961,310           $       2,964,645
Trade receivables, net                                                       777,186                     744,456
Advances to suppliers                                                        114,041                   1,814,935
Inventories                                                               60,877,451                  68,717,163
Prepaid expenses and other current assets                                  1,347,452                   1,169,524
Notes and interest receivable from shareholder and
  officer                                                                    327,311                          --
Investments available for sale                                                    --                     210,607
                                                          ---------------------------    ------------------------
  Total current assets                                                    65,404,751                  75,621,330

Property and equipment, net                                               24,414,624                  24,556,691
Goodwill                                                                   1,904,448                   1,904,448
Other assets, net                                                            739,575                   1,340,155
                                                          ---------------------------    ------------------------
  Total assets                                                   $        92,463,398          $      103,422,624
                                                          ===========================    ========================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                              $        30,472,027           $      32,081,831
Current portion of long-term debt                                                 --                      31,860
Accounts payable, non-affiliates                                          16,459,786                  20,905,826
Accounts payable, affiliates                                              17,440,492                  13,331,718
Accrued expenses and other liabilities                                     9,614,287                   5,168,634
Subordinated note payable, affiliate                                         250,000                     100,000
Current portion of obligations under capital leases                          258,700                     981,784
Convertible notes payable                                                         --                   1,215,215
                                                          ---------------------------    ------------------------
  Total current liabilites                                                74,495,292                  73,816,868


Long-term portion of obligations under capital leases                      7,746,262                   7,752,315
                                                          ---------------------------    ------------------------
  Total liabilities                                                       82,241,554                  81,569,183
                                                          ---------------------------    ------------------------

Commitments and contingencies (See Note 11)

Shareholders' equity:
Preferred stock, $0.10 par value, 1,000,000
   shares authorized, none issued                                                 --                          --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,285,758 and 3,215,761 shares issued
   in fiscal years 2003 and 2002, respectively                                32,858                      32,158
Additional paid-in capital                                                73,666,193                  71,387,794
Treasury stock, at cost, 898,249 and 779,952 shares
   in fiscal years 2003 and 2002, respectively                            (8,576,944)                 (7,085,940)
Accumulated deficit                                                      (54,900,263)                (42,028,563)
Notes and interest receivable from shareholder and
   officer                                                                        --                    (311,604)
Accumulated other comprehensive loss                                              --                    (140,404)
                                                          ---------------------------    ------------------------

  Total shareholders' equity                                              10,221,844                  21,853,441
                                                          ---------------------------    ------------------------
  Total liabilities and shareholders' equity                     $        92,463,398          $      103,422,624
                                                          ===========================    ========================

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE FISCAL YEARS ENDED
                                            ---------------------------------------------------------
                                              JANUARY 31,          FEBRUARY 1,          FEBRUARY 2,
                                                 2004                 2003                 2002
                                            ----------------    -----------------    ----------------
Net sales                                    $  212,567,569       $  201,513,897      $  193,351,611

Cost of goods sold                              129,190,549          116,919,385         113,116,861
                                            ----------------    -----------------    ----------------
Gross profit
                                                 83,377,020           84,594,512          80,234,750
                                            ----------------    -----------------    ----------------

Operating expenses:
  Selling, general and administrative
expenses                                         82,297,031           76,177,549          72,972,938
  Change of control expenses                      4,931,221                   --                  --
  Provision for receivables
      from an affiliate                                  --            1,961,355                  --
  Provision for impairment of
      assets and store closings                     593,109              663,391             727,001
  Depreciation and amortization                   6,102,823            6,024,400           6,824,861
                                            ----------------    -----------------    ----------------
    Total operating expenses
                                                 93,924,184           84,826,695          80,524,800
                                            ----------------    -----------------    ----------------

Loss from operations                            (10,547,164)            (232,183)           (290,050)
                                            ----------------    -----------------    ----------------

Other income (expense):
  Interest expense:
    Affiliates                                     (109,217)             (43,049)           (102,269)
    Other                                        (2,070,034)          (2,029,290)         (3,293,929)
                                            ----------------    -----------------    ----------------

                                                 (2,179,251)          (2,072,339)         (3,396,198)
                                            ----------------    -----------------    ----------------
  Interest income:
    Affiliates                                       15,707              173,526             272,944
    Other                                            10,687               16,176              28,065
                                            ----------------    -----------------    ----------------
                                                     26,394              189,702             301,009
                                            ----------------    -----------------    ----------------

  Realized loss on investments                     (171,679)            (710,880)                 --
  Miscellaneous expense, net                             --                   --             (17,716)
                                            ----------------    -----------------    ----------------
    Total other expense                            (171,679)            (710,880)            (17,716)
                                            ----------------    -----------------    ----------------

Loss before income taxes                        (12,871,700)          (2,825,700)         (3,402,955)
Benefit for income taxes                                 --                   --             211,298
                                            ----------------    -----------------    ----------------
    Net loss                                 $  (12,871,700)      $   (2,825,700)     $   (3,191,657)
                                            ================    =================    ================

Basic loss per common share                  $        (5.24)      $        (1.12)     $        (1.32)
                                            ================    =================    ================
Diluted loss per common share                $        (5.24)      $        (1.12)     $        (1.32)
                                            ================    =================    ================

Weighted average number of shares outstanding:
  Basic                                           2,454,340            2,528,326           2,420,467
                                            ================    =================    ================
  Diluted                                         2,454,340            2,528,326           2,420,467
                                            ================    =================    ================

         See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        FOR THE FISCAL YEARS ENDED JANUARY 31, 2004, FEBRUARY 1, 2003 AND
                                FEBRUARY 2, 2002

                                                                                                   ACCUMULATED
                                 COMMON STOCK          ADDITIONAL          TREASURY STOCK            OTHER
                             ---------------------      PAID-IN       -----------------------    COMPREHENSIVE     ACCUMULATED
                              SHARES       AMOUNT       CAPITAL       SHARES        AMOUNT        INCOME (LOSS)       DEFICIT
                             ----------    -------    ------------    --------    -----------    --------------    -------------
  Balance at February 3,
    2001                     2,930,570     $29,306    $72,014,273     408,632    $(5,643,377)      $(150,095)    $(36,011,206)

  Components of
  comprehensive loss:
    Net loss                        --         --              --          --             --              --       (3,191,657)
    Unrealized gain
      on investments                --         --              --          --             --         391,429               --

    Total comprehensive
      loss                          --         --              --          --             --              --               --

  Exercise of stock options      4,750         48           9,452          --             --              --               --
  Purchase of treasury
  stock                             --         --              --     358,170     (1,395,261)             --               --
  Conversion of debt and
    accrued interest to
    common stock                44,985        449         115,009          --             --              --               --
  Net change in notes and
    interest receivable
    from shareholder
    and officer                     --         --              --          --             --              --               --
  Premium repayment of
    convertible notes
    payable                         --         --        (683,333)         --             --              --               --
                             ----------    -------    ------------    --------   ------------     -----------    -------------


  Balance at February 2,
    2002                     2,980,305     29,803      71,455,401     766,802     (7,038,638)        241,334      (39,202,863)


  Components of
   comprehensive loss:
    Net loss                        --         --              --          --             --              --       (2,825,700)
    Unrealized loss
      on investments                --         --              --          --             --        (381,738)              --

    Total comprehensive
      loss                          --         --              --          --             --              --               --


  Exercise of stock options     59,808        598         112,949          --             --              --               --
  Purchase of treasury
  stock                             --         --              --      13,150        (47,302)             --               --
  Conversion of debt and
    accrued interest to
    common stock               175,648      1,757         515,277          --             --              --               --
  Net change in notes and
    interest receivable
    from shareholder
    and officer                     --         --              --          --             --              --               --
  Premium repayment of
    convertible notes
    payable                         --         --        (695,833)         --             --              --               --
                             ----------    -------    ------------    --------   ------------     -----------    -------------

  Balance at February 1,
    2003                     3,215,761     32,158      71,387,794     779,952     (7,085,940)       (140,404)     (42,028,563)

  Components of
    comprehensive loss:
    Net loss                        --         --              --          --             --              --      (12,871,700)
    Unrealized gain
      on investments                --         --              --          --             --         140,404               --

    Total comprehensive
      loss                          --         --              --          --             --              --               --

  Exercise of stock options     69,997        700         235,805          --             --              --               --
  Purchase of treasury
    stock                           --         --              --     118,297     (1,491,004)             --               --

  Stock compensation                --         --       2,285,640          --             --              --               --
  Net change in notes and
    interest receivable
    from shareholder and
    officer                         --         --              --          --             --              --               --
  Premium repayment of
    convertible notes
    payable                         --         --        (243,046)         --             --              --               --
                             ----------    -------    ------------    --------   ------------     -----------    -------------

  Balance at January 31,
  2004                        3,285,758    $32,858    $ 73,666,193     898,249   $(8,576,944)             --      (54,900,263)
                             ==========    =======    ============    ========   ============     ===========    =============


                                   NOTES AND
                                   INTEREST
                                   RECEIVABLE
                                     FROM
                                  SHAREHOLDERS
                                  AND OFFICERS       TOTAL
                               -----------------  -------------
  Balance at February 3,
    2001                          $(3,844,278)    $ 26,394,623
                                                  -------------
  Components of
  comprehensive loss:
    Net loss                               --       (3,191,657)
    Unrealized gain
      on investments                       --          391,429
                                                  -------------
    Total comprehensive
      loss                                 --       (2,800,228)
                                                  -------------
  Exercise of stock options                --            9,500
  Purchase of treasury
  stock                                    --       (1,395,261)
  Conversion of debt and
    accrued interest to
    common stock                           --          115,458
  Net change in notes and
    interest receivable
    from shareholder
    and officer                       962,654          962,654
  Premium repayment of
    convertible notes
    payable                                --         (683,333)
                             -----------------    -------------


  Balance at February 2,
    2002                           (2,881,624)      22,603,413
                                                  -------------

  Components of
   comprehensive loss:
    Net loss                               --       (2,825,700)
    Unrealized loss
      on investments                       --         (381,738)
                                                  -------------
    Total comprehensive
      loss                                 --       (3,207,438)
                                                  -------------

  Exercise of stock options                --          113,547
  Purchase of treasury
  stock                                    --          (47,302)
  Conversion of debt and
    accrued interest to
    common stock                           --          517,034
  Net change in notes and
    interest receivable
    from shareholder
    and officer                     2,570,020        2,570,020
  Premium repayment of
    convertible notes
    payable                                --         (695,833)
                             -----------------    -------------

  Balance at February 1,
    2003                             (311,604)      21,853,441

  Components of
    comprehensive loss:
    Net loss                               --      (12,871,700)
    Unrealized gain
      on investments                       --          140,404
                                                  -------------
    Total comprehensive
      loss                                 --      (12,731,296)
                                                  -------------
  Exercise of stock options                --          236,505
  Purchase of treasury
    stock                                  --       (1,491,004)

  Stock compensation                       --        2,285,640
  Net change in notes and
    interest receivable
    from shareholder and
    officer                           311,604          311,604
  Premium repayment of
    convertible notes
    payable                                --         (243,046)
                             -----------------    -------------

  Balance at January 31,
  2004                            $        --     $ 10,221,844
                             =================    =============

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE FISCAL YEARS ENDED
                                                                ------------------------------------------------------------
                                                                January 31, 2004      February 1, 2003     February 2, 2002
                                                                ------------------    -----------------    -----------------
Cash flows from operating activities:
Net loss                                                         $    (12,871,700)     $    (2,825,700)      $    (3,191,657)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Provision for doubtful accounts                                              --                   --                55,000
  Provision for receivables from affiliate                                     --            1,961,355                    --
  Provision for impairment of assets and store closings                   593,109              663,391               727,001
  Write off of investories                                                897,874            1,189,734              1,693,169
  Depreciation and amortization                                         6,102,823            6,024,400             6,824,861
  Writeoff of discontinued inventory                                    2,558,805                   --                    --
  Realized loss on investments                                            171,679              710,880                    --
  Stock compensation                                                    2,285,640                   --                    --
  Change in operating assets and liabilities:
    Trade receivables                                                     (32,730)            (109,215)            1,216,166
    Advances to suppliers                                               1,700,894            1,611,590             2,510,581
    Inventories                                                         5,280,907             (329,593)           (5,885,858)
    Prepaid expenses and other current assets                            (193,635)             166,763             1,515,592
    Due from affiliate                                                         --           (1,150,186)             (659,623)
    Other assets                                                          368,363              216,091               278,757
    Accounts payable, non-affiliate                                    (4,446,040)          (4,593,171)            8,471,392
    Accounts payable, affiliate                                         4,258,774            4,138,159               538,808
    Accrued expenses and other liabilities                              4,445,653             (788,111)             (933,988)
    Income taxes payable                                                       --                   --               (72,707)
                                                                ------------------    -----------------    -----------------
Net cash provided by operating activities                              10,222,542            5,696,653            11,394,325
                                                                ------------------    -----------------    -----------------
Cash flows from investing activities:
  Additions to property and equipment                                  (5,907,018)          (1,893,664)           (1,614,636)
  Proceeds from investments available for sale                            179,332               10,515                    --
                                                                ------------------    -----------------    -----------------
Net cash used in investing activities                                  (5,727,686)          (1,883,149)           (1,614,636)
                                                                ------------------    -----------------    -----------------
Cash flows from financing activities:
  Net borrowings and (repayments) under bank line
    of credit and notes payable                                        (1,641,664)             892,950            (3,954,816)
  Principal payments under capital lease obligations                   (1,143,767)          (1,771,037)           (1,479,795)
  Net advances to shareholders and officers                                    --             (400,000)             (171,000)
  Proceeds from note and interest receivable, shareholder and
    officer                                                                    --            2,970,020              692,702
  Repayments of convertible notes payable                              (1,458,261)          (4,207,824)           (4,100,000)
  Proceeds from exercise of stock options                                 236,505              113,547                9,500
  Purchases of treasury stock                                          (1,491,004)             (47,302)           (1,395,261)
                                                                ------------------    -----------------    -----------------
    Net cash used in financing activities                              (5,498,191)          (2,449,646)          (10,398,670)
                                                                ------------------    -----------------    -----------------
(Decrease) increase in cash and cash equivalents                       (1,003,335)           1,363,858              (618,981)
Cash and cash equivalents at beginning of period                        2,964,645            1,600,787             2,219,768
                                                                ------------------    -----------------    -----------------
Cash and cash equivalents at end of period                         $    1,961,310       $    2,964,645       $    1,600,787
                                                                ==================    =================    =================

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE FISCAL YEARS ENDED JANUARY 31, 2004, FEBRUARY 1, 2003
                              AND FEBRUARY 2, 2002

NOTE 1 - NATURE OF BUSINESS

           E Com Ventures, Inc., a Florida corporation ("ECOMV" or the "Company"), performs all of its operations through two wholly-owned subsidiaries, Perfumania, Inc. ("Perfumania"), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products and perfumania.com, inc., a Florida corporation which is an Internet retailer of fragrances and other specialty items.

           Perfumania operates under the name Perfumania. Perfumania's retail stores are located in regional malls, manufacturers' outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 31, 2004, February 1, 2003, and February 2, 2002 were 232, 238 and 247, respectively.

           Effective January 30, 2004, Ilia Lekach, the Company's then Chairman of the Board and Chief Executive Officer, IZJD Corp. and Pacific Investment Group Inc., each of which are wholly-owned by Mr. Lekach and Deborah Lekach, Mr. Lekach's wife (collectively, "Lekach"), entered into the Nussdorf Option Agreement, with Stephen Nussdorf and Glenn Nussdorf (the "Nussdorfs"), pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of the Company's common stock beneficially owned by Lekach, for a purchase price of $12.70 per share exercisable in specified installments.

           As of April 26, 2004, Mr. Lekach has exercised stock options to acquire 318,750 common shares resulting in proceeds to the Company of approximately $851,000 and the Nussdorfs have acquired 595,954 shares from Mr. Lekach pursuant to the Nussdorf Option Agreement. Mr. Lekach has stock options for another 125,000 shares required to be issued to Mr. Lekach by the Company pursuant to the terms of his employment agreement as a consequence of the change of control. These 125,000 options may only be issued by the Company to Mr. Lekach upon approval of an amendment to the Company's 2000 Stock Option Plan. Such an amendment was approved at a special meeting of the Company's shareholders on April 29, 2004. Proceeds to the Company will be $500,000 if Mr. Lekach exercises all of the 125,000 options. Assuming the Nussdorfs exercise their option to acquire the remaining 125,000 shares subject to the Nussdorf Option Agreement, the Nussdorfs would own an aggregate 1,128,144 shares of the Company's common stock or approximately 39.7% of the total number of shares of the Company's common stock as of April 26, 2004.

           Effective February 10, 2004, Mr. Lekach's employment with the Company was terminated and Mr. Lekach ceased serving as an employee and officer of the Company. In addition, on February 10, 2004, Mr. Lekach resigned from the Board of Directors and Stephen L. Nussdorf was appointed the Companys' Chairman of the Board and Michael Katz was appointed the Company's Chief Executive Officer and President.

           See further discussion at Note 5.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

           Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

           The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 2003, 2002 and 2001 refer to the years ended January 31, 2004, February 1, 2003 and February 2, 2002, respectively.

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

PRINCIPLES OF CONSOLIDATION

           The consolidated financial statements include accounts of E Com Ventures, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

           Revenue from wholesale transactions is recorded upon shipment of inventory when risk of ownership and title transfers to the buyer. Revenue from store sales is recorded net of discounts when the customer pays at the register. Revenue from Internet sales is recognized at the time products are shipped to customers. Customers typically receive Internet product sales within a few days of being shipped. Returns of store and Internet sales are allowed within 30 days of purchase and are limited to exchanges. Because returns are primarily exchanged, there is no significant effect on revenue.

CASH AND CASH EQUIVALENTS

           The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ADVANCES TO SUPPLIERS

           Advances to suppliers represent prepayments to vendors on pending inventory purchase orders.

INVENTORIES

           Inventories, consisting of finished goods, are stated at the lower of cost or market, cost being determined on a weighted average cost basis. The cost of inventory includes product cost and freight charges. Writeoffs of potentially slow moving or damaged inventory are recorded based on management's analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise. The Company's writeoffs were approximately $3.5 million and $1.2 million for the years ended January 31, 2004 and February 1, 2003, respectively.

           Of the Company's approximately 25,000 stock keeping units ("skus"), management has identified 3,400 skus which the Company intends to discontinue offering for sale in Perfumania's retail stores. The Company does not plan to reorder any of these skus and intends to sell through its existing on hand inventory of these skus during fiscal year 2004. The total cost of this inventory as of January 31, 2004 was approximately $9.4 million. The Company has recorded an income statement charge of approximately $2.6 million, which represents the difference between the estimated selling value and the weighted average cost of this inventory. This charge is included in cost of goods sold on the accompanying consolidated statement of operations for the year ending January 31, 2004.

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

GOODWILL

           Goodwill represents the excess purchase price paid over net assets of businesses acquired resulting from the application of the purchase method of accounting. In accordance with accounting rules that became effective at the beginning of fiscal year 2002, goodwill is no longer amortized, but is tested annually for impairment at the end of the Company's fiscal year. For each year through fiscal year 2001, goodwill was amortized on a straight-line basis over five years. Accumulated amortization of goodwill at the end of each of the past two fiscal years was approximately $1.0 million.

OTHER INTANGIBLE ASSETS

           Intangible assets include store design, real estate leases and non-compete agreements based upon their relative fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. Intangible assets do not include goodwill. The amortization of intangible assets amounted to approximately $0.2 million in fiscal years 2003, 2002 and 2001. Amortization of intangible assets in the amount of $0.2 million per year is anticipated for each of the next two years, which is the remaining life of these assets.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

           Basic income  (loss) per common share is computed by dividing  income
(loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes, in periods in which they have a dilutive effect, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years. For all periods presented in the accompanying consolidated statements of operations, incremental shares attributed to common stock equivalents and convertible notes were not included because the results would be anti-dilutive.

           Basic and diluted loss per share are computed as follows:

                                                                                 FISCAL YEAR
                                                             ---------------------------------------------------
                                                                  2003              2002              2001
                                                             ---------------   ---------------   ---------------
Numerator:
  Net loss:                                                   $ (12,871,700)     $ (2,825,700)     $ (3,191,657)
                                                              ==============    ==============    ==============

Denominator:
  Denominator for basic loss per share                            2,454,340         2,528,326         2,420,467

Effect of dilutive securities:
  Options to purchase common
    stock and convertible notes                                          --                --               ---
                                                             ---------------   ---------------   ---------------
  Denominator for dilutive  loss per  share                       2,454,340         2,528,326         2,420,467
                                                              ==============    ==============    ==============
Antidilutive securities not included
  in the diluted loss per share computation:
  Options to purchase common stock                                  696,436           666,501           606,594
  Exercise price                                             $1.64 - $21.52    $1.64 - $21.52    $1.64 - $21.52

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

STOCK BASED COMPENSATION

           The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides proforma disclosure of net income and earnings per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") as amended, had been applied in measuring compensation expense for options granted to employees and directors in fiscal years 2003, 2002 and 2001. In accordance with APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the proforma amounts presented below for fiscal years 2003, 2002 and 2001:

                                                                                      FISCAL YEAR
                                                ---------------------------- --- ---------------------- --- -----------------------
                                                            2003                         2002                        2001
                                                ----------------------------    -----------------------    ------------------------
Net loss as reported                                    $      (12,871,700)         $      (2,825,700)          $      (3,191,657)
Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                                     (1,425,284)                  (478,449)                   (396,704)
                                                ----------------------------    -----------------------    ------------------------

Proforma net loss                                       $      (14,296,984)         $      (3,304,149)          $      (3,588,361)
                                                 ===========================     ======================     =======================

Proforma net loss per share:

  Basic                                                 $            (5.83)         $           (1.31)          $           (1.47)
                                                 ===========================     ======================     =======================
  Diluted                                               $            (5.83)         $           (1.31)          $           (1.47)
                                                 ===========================     ======================     =======================

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

ADVERTISING COSTS

           Advertising expense for the fiscal years 2003, 2002 and 2001 was approximately $1,876,000, $1,286,000 and $1,105,000, respectively, and charged to expense when incurred. Cooperative advertising amounts received from vendors for fiscal years 2003, 2002 and 2001 were $200,000, $200,000 and $60,000, respectively, and recorded as an offset to advertising expense.

RECLASSIFICATION

           Certain fiscal year 2002 and 2001 amounts have been reclassified to conform with the fiscal 2003 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

           In May 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement established standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or asset in some circumstance). Many of those instruments were previously classified as equity. The statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after December 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our consolidated financial position, results of operations or disclosures.

           In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement No. 133 on Derivative and Hedging Activities." In general, this statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. This statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position, results of operations or disclosures.

NOTE 3 - STATEMENTS OF CASH FLOWS

Supplemental disclosures of non-cash investing and financing activities:

                                                                     FISCAL YEAR ENDED
                                            --------------------------------------------------------------------
          NON-CASH TRANSACTIONS                January 31, 2004       February 1, 2003       February 2, 2002
------------------------------------------  ---------------------- ---------------------- ----------------------
Equipment and building under capital leases       $       414,630        $     7,764,203        $        68,201
Unrealized gain (loss) on investments                     140,404               (381,738)               391,429
Subordinated debt issued to affiliate                   5,000,000              3,000,000              3,000,000
Change in investment as a result of
  transfer of shares in an affiliate                           --                     --                440,952
Conversion of debt and accrued interest
  payable in exchange for common stock                         --                517,034                115,458

Cash paid during the period for:
  Interest                                        $     2,034,666       $      2,196,062        $     3,466,420
  Income taxes                                                 --                     --                150,000

NOTE 4 - PROPERTY AND EQUIPMENT

           Property and equipment consisted of:

                                                       FISCAL YEAR ENDED
                                           -----------------------------------------     Estimated Useful Lives
                                            January 31, 2004      February 1, 2003             (In Years)
                                           -------------------   -------------------    -------------------------
Furniture, fixtures and equipment             $    21,221,687       $    21,017,998                5-7

Leasehold improvements                             25,369,583            21,758,680                10
                                                                                          shorter of 5 years or
Equipment under capital leases                      6,774,897             6,774,897            lease term

Building under capital lease                        7,725,420             7,310,790                15
                                            ------------------    ------------------

                                                   61,091,587            56,862,365
Less:
  Accumulated depreciation and
  amortization                                    (36,676,963)          (32,305,674)
                                            ------------------    ------------------
                                              $    24,414,624       $    24,556,691
                                            ==================    ==================

           See Note 11 for further discussion of capital leases.

           Depreciation and amortization expense for fiscal years 2003, 2002, and 2001 was $6,102,823, $6,024,400 and $6,019,720, respectively. Accumulated depreciation for building and equipment under capital leases was $5,428,802 and $4,208,728 as of January 31, 2004 and February 1, 2003, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

           Notes receivable from Ilia Lekach, the Company's former Chairman of the Board of Directors and Chief Executive Officer, were $327,311 and $311,604 as of January 31, 2004 and February 1, 2003, respectively. The notes were unsecured, mature in five years and bear interest at prime plus 1% per annum. Principal and interest were payable in full at maturity. Total interest income recognized during fiscal years 2003, 2002, and 2001 was approximately $16,000, $174,000 and $264,000, respectively. Accrued interest receivable was approximately $27,000 and $12,000 as of January 31, 2004 and February 1, 2003. The loan and all accrued interest was fully repaid in March 2004.

           Ilia Lekach was also Chairman and interim CEO of Nimbus Group, Inc. ("Nimbus"), formerly known as TakeToAuction.com ("TTA"), a public company previously committed to the development of a private jet air taxi network. TTA initially sold consumer products on Internet auction sites.

           From fiscal year 2000 through fiscal year 2002, the Company acquired approximately 1,003,000 shares of Nimbus common stock. The investment in Nimbus was shown on our balance sheets as investments available for sale. During fiscal year 2003 we disposed of our holding in Nimbus in open market transactions at a loss of approximately $172,000.

           Purchases of products from Parlux Fragrances, Inc. ("Parlux"), whose Chairman of the Board of Directors and Chief Executive Officer is Ilia Lekach, amounted to approximately $27,701,000, $11,613,000 and $19,598,000 in fiscal years 2003, 2002 and 2001, representing approximately 23%, 10% and 17%, respectively, of the Company's total purchases. The amount due to Parlux on January 31, 2004 and February 1, 2003 was approximately $14,506,000 and $10,739,000, respectively, of which both amounts include a $250,000 and a $100,000 subordinated interest bearing secured note payable as of January 31, 2004 and February 1, 2003, respectively. Accounts payable due to Parlux are non-interest bearing. The amount due to Parlux, exclusive of the secured note payable, are included in the accounts payable affiliates in the accompanying consolidated balance sheets.

           On June 30, 2003 and September 30, 2002, Perfumania signed a $5,000,000 and a $3,000,000 subordinated note agreements with Parlux. The notes were in consideration for the reduction of $5,000,000 and $3,000,000 in trade payables due to Parlux in the respective years. The notes were due on February 29, 2004 and March 31, 2003, respectively, with various periodic principal payments, bore interest at prime plus 1% and were subordinated to all bank related indebtedness. As of January 31, 2004 and February 1, 2003 the outstanding principal balance due on the notes was $250,000 and $100,000, respectively. The notes were repaid in full in February 2004 and April 2003, respectively, and in accordance with their terms.

           The Company purchased approximately $6,368,000 and $10,562,000 of merchandise in fiscal years 2003 and 2002, respectively, from a company owned by Zalman Lekach, a former director of the Company, and a brother of Ilia Lekach. The amount due to Zalman Lekach's company at January 31, 2004 and February 1, 2003 was approximately $1,617,000 and $1,383,000, respectively, and are included in accounts payable affiliates in the accompanying consolidated balance sheets.

           The Company purchased approximately $4,305,000 and $6,021,000 of merchandise in fiscal years 2003 and 2002, respectively, from a company owned by another brother of Ilia Lekach. The amount due to this company was approximately $771,000 and $1,310,000, respectively, at January 31, 2004 and February 1, 2003, and are included in accounts payable affiliates in the accompanying consolidated balance sheets.

           As discussed in Note 1, effective January 30, 2004, Ilia Lekach, the Company's then Chairman of the Board and Chief Executive Officer and several other parties controlled by Lekach (collectively, "Lekach"), entered into the Nussdorf Option Agreement, with Stephen Nussdorf and Glenn Nussdorf (the "Nussdorfs"), pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of the Company's common stock beneficially owned by Lekach, for a purchase price of $12.70 per share in specified installments.

           In addition, pursuant to and in accordance with the terms of the Nussdorf Option Agreement, the Nussdorfs have been granted an irrevocable proxy for the term set forth in the Agreement to vote any shares owned by Lekach that are the subject of the Nussdorf Option Agreement.

           As of April 26, 2004, Mr. Lekach has exercised options to acquire 318,750 of those shares and the Nussdorfs have acquired 595,954 shares pursuant to the Nussdorf Option Agreement. Assuming the Nussdorfs exercise their option to acquire the remaining 125,000 shares subject to the Nussdorf Option Agreement, the Nussdorfs would own an aggregate of 1,128,144 shares of the Company's common stock or approximately 39.7% of the total number of shares of the Company's common stock outstanding.

           As a consequence of the change in control provisions set forth in the employment agreements of Mr. Lekach, various executive officers and a consultant, the Company issued a total of 244,252 options for the Company's common stock in January 2004. Since the various exercise prices of the options were less than the market price of the Company's common stock on the grant date, the Company incurred a non-cash charge of approximately $2,286,000. In addition, pursuant to the same employment and consulting agreements, the Company accrued approximately $2,645,000 in January 2004, representing amounts subsequently paid to said persons as a result of the change of control. These charges totaling approximately $4,931,000 are included in "Change of control expenses" on the accompanying consolidated statement of operations for the year ended January 31, 2004.

           The Nussdorfs are officers and principals of Quality King Distributors, Inc. ("Quality King"). During fiscal year 2003, the Company purchased approximately $5,960,000 of merchandise from Quality King and sold approximately $11,366,000 of different merchandise to Quality King. In fiscal year 2002, there were approximately $944,000 of purchases from Quality King and approximately $1,000,000 of merchandise sold to Quality King. The amounts due to Quality King at January 31, 2004 and February 1, 2003 were approximately $797,000 and $15,000 respectively.

NOTE 6 - BANK LINE OF CREDIT AND NOTES PAYABLE

           The bank line of credit and notes payable consist of the following:

                                                                                January 31, 2004       February 1, 2003
                                                                              --------------------   --------------------
Bank line of credit, which is classified as a current liability, interest payable monthly,  secured by a pledge of substantially all
  of Perfumania's assets (see below)                                              $    30,472,027        $    32,081,831
                                                                               ===================    ===================

Note payable bearing interest at 9.7% payable in a monthly installment of
  $11,050 including interest, through March 2003, secured by fixtures             $            --        $        31,860
Less:  current portion                                                                         --                (31,860)
                                                                               -------------------    -------------------
Long-term portion                                                                 $            --        $            --
                                                                               ===================    ===================

           Perfumania's senior secured credit facility with GMAC Commercial Finance LLC ("GMAC") provides for borrowings of up to $40 million, of which $30.5 million was outstanding and $5.6 million was available as of January 31, 2004, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of January 31, 2004, the credit facility bore interest at 4.6%. Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of January 31, 2004, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio, leverage ratio and capital expenditures limitation. On April 30, 2004, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of January 31, 2004.

           As shown in these financial statements, we have incurred a net loss of $12.9 million for the period ended January 31, 2004. In addition, as of January 31, 2004, we had a working capital deficiency of $9.1 million and an accumulated deficit of $54.9 million. As of January 31, 2004, we had cash balances totaling approximately $2.0 million and an additional borrowing capacity of $5.6 million under our bank line of credit which is scheduled to expire in May 2005. Management believes that the cash balances, the available borrowing capacity and the projected future operating results will generate sufficient liquidity to support our working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management's plans and expectations will be successful. If we are unable to generate sufficient cash flows from operations in the future to service our obligations, finance our existing debt and achieve improved operating results, we could face liquidity and working capital constraints, which could adversely impact future operations and growth and, thereby, may raise a question as to our ability to remain a going concern.

           On May 12, 2004, Perfumania entered into a new three-year amended and restated senior secured revolving credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation that provides for borrowings of up to $60 million. Advances under the new line of credit are based on a formula of eligible inventories and will bear interest depending on the Company's financial ratios from (1) prime to prime plus 1.25% or (b) LIBOR plus 2.50% to 3.75%. Borrowings are secured by a lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio and minimum EBITDA amounts as defined. Advances will be secured by a first lien an all assets of Perfumania.

           During fiscal year 2003, the Company paid approximately $1,458,000 to the holders of its Series C and D Convertible Notes, in accordance with an amended Convertible Note Option Repurchase Agreement. This represented the remaining balance of approximately $1,215,000 of principal and $243,000 of premiums.

           In March 2004, the Nussdorfs made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There are no prepayment penalties and the loan is subordinate to all bank related indebtedness.

NOTE 7 - IMPAIRMENT OF ASSETS

           Based on a review of the Company's retail store locations with negative cash flows, the Company recognized non-cash impairment charges relating to its retail operation of approximately $0.6 million, $0.7 million and $0.7 million during fiscal years 2003, 2002 and 2001, respectively. These charges were determined based on the difference between the carrying amounts of the assets, representing primarily fixtures and leasehold improvements, at particular store locations and the fair values of the assets on a store-by-store basis. The estimated fair values are based on anticipated future cash flows discounted at a rate commensurate with the risk involved. These impairment losses are included in provision for impairment of assets and store closings in the accompanying consolidated statements of operations.

NOTE 8 - INCOME TAXES

           The benefit for income taxes is comprised of the following amounts:

                                          FISCAL YEAR ENDED
                      ----------------------------------------------------------
                       January 31, 2004    February 1, 2003    February 2, 2002
                      ------------------- ------------------- ------------------
Current:
  Federal                    $        --         $        --      $     211,298
  State                               --                  --                 --
                      ------------------- ------------------- ------------------
                                      --                  --            211,298
                      ------------------- ------------------- ------------------

Deferred:
  Federal                             --                  --                 --
  State                               --                  --                 --
                      ------------------- ------------------- ------------------
                                      --                  --                 --
                      ------------------- ------------------- ------------------
Total tax
  benefit                    $        --         $        --      $     211,298
                       ==================  ==================  =================

           The fiscal year 2001 tax benefit is primarily due to a change in the Federal tax law, which provided a longer carryforward period for the use of net operating losses.

           The income tax benefit differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                                                  FISCAL YEAR ENDED
                                               ----------------------------------------------------------
                                                January 31, 2004   February 1, 2003    February 2, 2002
                                               ------------------ ------------------- -------------------
Benefit at federal statutory rates                 $   4,376,378        $    960,738       $   1,157,005
Non-deductible expenses                               (1,504,335)           (283,319)           (937,956)
Change in the valuation allowance                     (3,224,513)           (584,247)           (372,561)
Other                                                    352,470             (93,172)            364,810
                                                -----------------  ------------------  ------------------
Benefit for income taxes                           $          --        $        --       $     211,298
                                                =================  ==================  ==================

           Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities:

                                                    FISCAL YEAR ENDED
                                          -------------------------------------
                                             January 31,         February 1,
                                                2004                2003
                                          -----------------   -----------------
Assets:
  Net operating loss & tax credit
    carryforwards                             $  5,962,433        $  5,518,987

  Capital loss carryforward                      1,455,119                  --

  Inventories                                    1,708,735             820,368

  Property and equipment                         3,291,432           2,343,692

  Allowance for doubtful accounts & other               --             110,295

  Reserves                                         167,436              83,566

  Goodwill                                         306,002             322,933

  Unrealized loss on securities                         --           1,508,416

  Deferred compensation                            715,983                  --

  Other                                            372,532              46,902
                                           ----------------    ----------------
Total deferred tax assets                       13,979,672          10,755,159

Valuation allowance                            (13,979,672)        (10,755,159)
                                           ----------------    ----------------
Net deferred tax assets                      $          --        $         --
                                           ================    ================

           A valuation allowance is provided for deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes as management believes it is more likely than not that the benefit of the deferred tax asset will not be realized. . Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. As of January 31, 2004, the Company has net operating loss carryforwards of approximately $15.6 million, which begin to expire in the year 2019.

NOTE 9 - SHAREHOLDERS' EQUITY

REVERSE STOCK SPLIT

           The Company's Board of Directors authorized a one-for-four reverse stock split of the Company's outstanding shares of common stock for shareholders of record as of March 20, 2002. Accordingly, all data shown in the accompanying consolidated financial statements and notes for periods ended prior to that date have been retroactively adjusted to reflect this change.

INVESTMENTS AVAILABLE FOR SALE

           The Company's former Chairman of the Board and Chief Executive Officer, Ilia Lekach, was also Chairman and interim CEO of Nimbus Group, Inc. ("Nimbus"), a public company previously committed to the development of a private jet air taxi network.

           From fiscal year 2000 through fiscal year 2003 the Company acquired approximately 1,003,000 shares of Nimbus common stock. The investment in Nimbus was shown on the Company's balance sheet as investments available for sale of approximately $211,000 representing the market value of $0.21 per share as of February 1, 2003. The Company subsequently disposed of its holding in Nimbus in open market transactions at a loss of approximately $172,000.

           As of February 1, 2003, the market price for Nimbus' common stock was below the Company's average cost per share of $4.13. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company recorded a non-cash charge of approximately $700,000 in realized loss on investments on the consolidated statements of operations for fiscal year 2002.

           All investments are accounted for as available-for-sale securities and are carried at fair value based on quoted market prices pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Unrealized gains and losses are included in comprehensive income (loss) and are included in shareholders' equity as accumulated other comprehensive loss in the amount of $140,404 on the accompanying consolidated balance sheet as of February 1, 2003.

PREFERRED STOCK

           The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without stockholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 31, 2004, no preferred stock had been issued.

TREASURY STOCK

           As of February 2, 2001, the Company's board of Directors had approved the repurchase by the Company of up to 625,000 shares of the Company's common stock, reflecting management's belief that the Company's common stock represented a significant value at its then current trading price. In February 2002, the Board approved an increase in the stock repurchase program by an additional 250,000 shares and in April 2002, the Board approved an additional increase in the stock repurchase program of 100,000 shares. Pursuant to these authorizations, the Company has repurchased approximately 898,000 shares of common stock for approximately $8.6 million as of January 31, 2004, including approximately 118,000 shares for $1.5 million in fiscal year 2003.

STOCK OPTION PLANS

           Under the Company's 2000 Stock Option Plan (the "Stock Option Plan") and 2000 Directors Stock Option Plan (the "Directors Plan") (collectively, the "Plans"), both of which superseded the previously existing plans effective October 2000, 375,000 shares of common stock and 30,000 shares of common stock, respectively, were initially reserved for issuance upon exercise of options. Additionally, the number of shares available under the Stock Option Plan shall automatically increase each year by 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 500 shares of common stock upon election as a director of the Company and an automatic grant of 1,000 shares of common stock upon such person's re-election as a director of the Company, in both instances at an exercise price equal to the fair value of the common stock on the date of grant.

           Due to the transaction described in Note 1, a change in control occurred which resulted in the issuance of 244,252 options which are immediately exercisable. The Company incurred a charge of approximately $2,286,000 in non-cash compensation expense as a result of the issuance of these options which represent the difference between the market price and exercise price on the issuance date of these options.

           In calculating the proforma net loss per share for 2003, 2002 and 2001, as shown in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2003, 2002 and 2001:

                              2003                2002               2001
                        -----------------   ----------------   -----------------

Expected life (years)        7 years             7 years            7 years
Interest rate                 3.68%              4.88%               4.80%
Volatility                    165%                148%               158%
Dividend yield                 0%                  0%                 0%

           Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant.

           A summary of the Company's option activity, and related information for each of the three fiscal years ended January 31, 2004 is as follows:

                                                 2003                             2002                             2001
                                    -------------------------------  -------------------------------  ------------------------------
                                                        Weighted                         Weighted                         Weighted
                                                         Average                          Average                         Average
                                                       Exercisable                      Exercisable                      Exercisable
                                         Shares           Price          Shares            Price          Shares           Price
                                    ----------------  -------------  ---------------   -------------  ---------------   ------------
Outstanding at beginning of year            666,501        $  5.32          606,594        $   5.60          570,115       $   6.44

Granted                                     254,252           4.79          160,000            3.67           78,625           3.40

Exercised                                   (69,996)          3.38          (59,807)           1.90           (4,750)          2.00

Cancelled                                   (41,519)         11.93          (40,286)           8.19          (37,396)         14.12
                                     ---------------                  --------------                   --------------
Outstanding at end of year                  809,238        $  4.99          666,501        $   5.32          606,594       $   5.60
                                     ===============                  ==============                   ==============


Options exercisable at end of year          696,436        $  5.10          449,714        $   5.80          480,304       $   5.24
Weighted-average fair value of
 options granted during the year            254,252        $  4.79          160,000        $   3.31           78,625       $   3.31

           The following table summarizes information about stock options outstanding at January 31, 2004:

                                                OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                                                              Weighted                          Weighted
                                             Weighted          Average                          Average
                                              Average         Remaining                        Remaining
     RANGE OF              NUMBER            Exercise        Contractual        NUMBER          Exercise
 EXERCISE PRICES         OUTSTANDING           Price            Life         EXERCISABLE         Price
-------------------   -----------------   ---------------   -------------  ----------------   ------------
   $1.64 - $2.27               258,570         $    1.92            5.80           258,570        $  1.92

   $2.48 - $3.88               121,096              3.50            8.43            96,627           3.50

   $4.00 - $4.00               250,000              4.00            9.00           166,667           4.00

  $4.14 - $21.52               179,572             11.78            7.00           174,572          11.74
                       ----------------                                     ---------------
                               809,238         $    4.99            7.40           696,436        $  5.10
                       ================                                     ===============

NOTE 10- EMPLOYEE BENEFIT PLANS

           The Company has a 401(k) Savings and Investment Plan ("the Plan"). Pursuant to such Plan, participants may make contributions to the Plan up to a maximum of 20% of total compensation or $12,000, whichever is less, and the Company, at its discretion, may match such contributions to the extent of 25% of the first 6% of a participant's contribution. The Company's matching contributions vest over a 4-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company's matching contributions during fiscal years 2003, 2002 and 2001 were not significant.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

           The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $80,000 and for annual Company medical claims which exceed approximately $2.2 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known. The self-insurance reserve at January 31, 2004 and February 1, 2003 was approximately $441,000 and $220,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

           The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

           Rent expense for fiscal years 2003, 2002, and 2001 was approximately $15,559,000, $15,879,000, and $15,482,000, respectively. Future minimum lease commitments under non-cancelable operating leases at January 31, 2004 are as follows:

            FISCAL YEAR
------------------------------------
2004                                       $    12,021,020

2005                                            10,429,042

2006                                             8,616,614

2007                                             6,691,418

2008                                             4,136,147

Thereafter                                      18,834,881
                                        -------------------
Total future minimum lease payments        $    60,729,122
                                        ===================

           The Company's capitalized leases consist of a corporate office and distribution facility in Sunrise, Florida, as well as computer hardware and software. The lease for the corporate office and distribution facility is for approximately 15 years with monthly rent ranging from approximately $73,000 to $104,000. The lease terms for the computer hardware and software vary from one to three years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 31, 2004:

             FISCAL YEAR
--------------------------------------
2004                                       $     1,156,069

2005                                             1,105,637

2006                                             1,083,906

2007                                             1,072,752

2008                                             1,080,201

Thereafter                                      12,068,416
                                        -------------------
Total future minimum lease payments             17,566,981

Less: Amount representing interest              (9,562,019)
                                        -------------------
Present value of minimum lease
 payments                                        8,004,962

Less: Current portion                             (258,700)
                                        -------------------
                                           $     7,746,262
                                        ===================

           The  depreciation  expense  relating to capital leases is included in
depreciation   and  amortization   expense  in  the  accompanying   consolidated
statements of operations.

           The Company is party to an irrevocable standby letter of credit totaling approximately $0.1 million as of January 31, 2004 which serves as security for performance of an equipment lease. The letter of credit requirement expires October 2004. Management believes that the carrying values approximate fair value and does not expect any material losses from their resolution since performance is not likely to be required.

           The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position or result of operations.

NOTE 12 - SEGMENT INFORMATION

           The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                                                       FISCAL YEARS
                                              ---------------------------------------------------------------
                                                    2003                  2002                   2001
                                              -----------------   --------------------   --------------------
Net sales to external custormers:
  Retail                                         $ 198,478,506         $  199,369,331         $  184,141,191
  Wholesale                                         14,089,063              2,144,566              9,210,420
                                              -----------------   --------------------   --------------------
                                                 $ 212,567,569         $  201,513,897         $  193,351,611
                                               ================    ===================    ===================
Gross profit:
  Retail                                         $  81,923,375         $   84,159,461         $   78,467,943
  Wholesale                                          1,453,645                435,051              1,766,807
                                              -----------------   --------------------   --------------------
                                                 $  83,377,020         $   84,594,512         $   80,234,750
                                               ================    ===================    ===================

NOTE 13- QUARTERLY FINANCIAL DATA (UNAUDITED)

           Unaudited summarized financial results for fiscal years 2003 and 2002 follows (in thousands, except for per share data):

2003 QUARTER                           FIRST          SECOND         THIRD          FOURTH
                                    ------------   ------------   ------------   ------------
Net sales                             $  36,888       $ 50,748       $ 48,058      $  76,874
Gross profit                             16,815         20,573         17,980         30,442
Net loss                                 (2,930)          (924)        (3,725)        (5,293)
Net loss per basic share                  (1.19)         (0.37)         (1.51)         (2.16)
Net loss per diluted share                (1.19)         (0.37)         (1.51)         (2.16)

2002 QUARTER                           FIRST          SECOND         THIRD          FOURTH
                                    ------------   ------------   ------------   ------------
Net sales                                40,169       $ 48,089       $ 43,112         70,144
Gross profit                             17,329         19,999         17,902         29,364
Net income (loss)                        (1,940)          (686)        (4,960)         4,760
Net income (loss) per basic share         (0.80)         (0.28)         (1.92)          1.81
Net income (loss) per dilutedshare        (0.80)         (0.28)         (1.92)          1.81

           The Company realizes higher sales, gross profit and net income in the fourth fiscal quarter than the other three fiscal quarters due to increased purchases of fragrances as gift items during the holiday season. Included in the fourth quarter results for the year ended January 31, 2004 is approximately $4.9 million attributable to change of control expenses and $2.6 million attributable to a writedown of inventory which the Company intends to discontinue offering for sale in its stores.

ITEM 9.    CHANGES  IN  AND DISAGREEMENTS  WITH   ACCOUNTANTS  ON ACCOUNTING AND
           FINANCIAL DISCLOSURE

           None.

ITEM 9A.   CONTROLS AND PROCEDURES

           Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 31, 2004, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting during the quarter ended January 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III.


ITEM 10.   DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

           Except as disclosed below, the information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of
Shareholders - Notice and Proxy Statement - 2004 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

           The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company's officers, directors and employees. The Code of Business Conduct and Ethics is filed as an exhibit to this Annual Report on Form 10-K.

ITEM 11.   EXECUTIVE  COMPENSATION

           The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2004 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

           The information is required by Item 403 of Regulation S-K relating to the ownership of our common stock by certain beneficial owners and management and is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2004 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 13.   CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

           The information is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2004 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

ITEM 14.   PRINCIPAL  ACCOUNTANT  FEES  AND  SERVICES

           The information is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2004 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

                                    PART IV.

ITEM 15.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES  AND  EPORTS  ON FORM 8-K.

           (a) The  following  documents  are  filed  as part of this report:

                  (1)    Financial Statements

           An index to financial statements for the fiscal years ended January 31, 2004, February 1, 2003 and February 2, 2002 appears on page 23.

      All other financial statement schedules are omitted because they are not applicable, or the required information is otherwise shown in the financial statements or notes thereto.

                  (3)    Exhibits

                                                                                                        PAGE NUMBER
                                                                                                      OR INCORPORATED
                                                                                                       BY REFERENCE
           EXHIBIT                                       DESCRIPTION                                       FROM
           -------                                       -----------                                       ----

               3.1       Amended and Restated Articles of Incorporation                                     (1)

               3.2       Bylaws                                                                             (2)

              10.5       1991 Stock Option Plan, as amended                                                 (3)

              10.6       1992 Directors Stock Option Plan, as amended                                       (3)

              10.7       Series A Securities Purchase Agreement                                             (4)

              10.8       Series B Securities Purchase Agreement                                             (5)

              10.9       Series C Securities Purchase Agreement                                             (6)

              10.10      Series D Securities Purchase Agreement                                             (6)

              10.11      2000 Stock Option Plan                                                             (7)

              10.12      2000 Directors Stock Option Plan                                                   (7)

              10.13      Amended and Restated Revolving Credit and Security Agreement with GMAC             (9)
                         Commercial Credit LLC, and Congress Financial Corporation (Florida),
                         date May 12, 2004

              10.14      Nussdorf Subordinated Secured Demand Note                                          (9)

              10.15      Lease agreement with Victory  Investment  Group,  LLC, dated October 21,           (8)
                         2002

              10.16      Waiver and  Amendment to the  Revolving  Credit and  Security  Agreement
                         with GMAC Commercial Credit LLC, dated April 30,2004                               (9)

              10.17      Amendment to the 2000 Stock Option Plan                                           (10)

              14.1       Code of Business Conduct and Ethics                                                (9)

              21.1       Subsidiaries of the Registrant                                                     (9)

              23.1       Consent of Deloitte & Touche LLP                                                   (9)

              31.1       Certification of the Chief Executive Officer pursuant to Section 302 of            (9)
                         the Sarbanes-Oxley Act of 2002

              31.2       Certification of the Chief Financial Officer pursuant to Section 302 of            (9)
                         the Sarbanes-Oxley Act of 2002

              32.1       Certification of the Chief Executive  Officer pursuant to Section 906 of           (9)
                         the Sarbanes-Oxley Act of 2002

              32.2       Certification of the Chief Financial  Officer pursuant to Section 906 of           (9)
                         the Sarbanes-Oxley Act of 2002

---------------------

(1) Incorporated by reference to the exhibit of the same description filed with the Company's 1993 Form 10-k (filed April 28,1994).

(2) Incorporated by reference to the exhibit of the same description filed with the Company's Registration Statement on Form S-1 (No 33-46833).

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

(8) Incorporated by reference to the exhibit of the same description filed with the Company's 2002 Form 10-K (filed April 30, 2003).

(9)        Filed Herewith.

(10) Incorporated by reference to Appendix A to the Company's Proxy Stated (filed April 16, 2004).

           (b)        Reports on Form 8-K

                      No reports on Form 8-K were filed during the fiscal year ended January 31, 2004 except those disclosed in our 2003 Quarterly Reports in Form 10-Q,

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, May 12, 2004.

                                           E Com Ventures, Inc.

                                           By: /s/ MICHAEL W. KATZ
                                           -----------------------
                                           Michael W. Katz,
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


                                           By: /s/ A. MARK YOUNG
                                           ---------------------
                                           A. Mark Young,
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

           Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                              TITLE                                    DATE
          ---------                              -----                                    ----
          /s/ MICHAEL W.  KATZ                   Chief Executive Officer and              May 12, 2004
          ------------------------------         President
          Michael W. Katz                        (Principal Executive Officer)



          /s/ STEPHEN NUSSDORF                   Chairman of the Board of Directors       May 12, 2004
          ------------------------------
          Stephen Nussdorf


          /s/ JEFFREY GELLER                     President and Chief Operating            May 12, 2004
          ------------------------------         Officer of Perfumania, Inc.
          Jeffrey Geller


          /s/ A. MARK YOUNG                      Chief Financial Officer,                 May 12, 2004
          ------------------------------         (Principal Accounting Officer)
          A. Mark Young


          /s/ DONOVAN CHIN                       Chief Financial Officer                  May 12, 2004
          ------------------------------         Perfumania, Inc.,
          Donovan Chin


          /s/ CAROLE ANN TAYLOR                  Director                                 May 12, 2004
          ------------------------------
          Carole Ann Taylor


          /s/ JOSEPH BOUHADANA                   Director                                 May 12, 2004
          ------------------------------
          Joseph Bouhadana


          /s/ PAUL GARFINKLE                     Director                                 May 12, 2004
          ------------------------------
          Paul Garfinkle