Form 10-K/A
period 2004-01-31
E COM VENTURES INC
filed 2004-05-18
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                   FORM 10-K/A


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

SOURCES OF SUPPLY

           During fiscal years 2003 and 2002, Perfumania purchased fragrances from approximately 100 different suppliers, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on the most favorable available combination of prices, credit terms, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania's purchases from its various suppliers change constantly. As is customary in the fragrance industry, Perfumania has no long-term or exclusive contracts with suppliers.

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

WE COULD FACE LIQUIDITY AND WORKING CAPITAL CONSTRAINTS IF WE ARE UNABLE TO GENERATE SUFFICIENT CASH FLOWS FROM OPERATIONS

           As shown in the accompanying financial statements, we have incurred a net loss of $12.9 million for the fiscal year ended January 31, 2004. In addition, as of January 31, 2004, we had a working capital deficiency of $9.1 million and an accumulated deficit of $54.9 million. As of January 31, 2004, we had cash balances totaling approximately $2.0 million. Additionally, $30.5 million was outstanding and $5.6 million was available under our $40 million credit facility with GMAC. Management believes that the cash balances, the available borrowing capacity and the projected future operating results will generate sufficient liquidity to support our working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that management's plans and expectations will be successful. If we are unable to generate sufficient cash flows from operations in the future to service our obligations, finance our existing debt and achieve improved operating results, we could face liquidity and working capital constraints, which could adversely impact future operations and growth and, thereby, may raise a question as to our ability to remain a going concern.

            As of January 31, 2004, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio, leverage ratio and capital expenditures limitation. On April 29, 2004, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of January 31, 2004.

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

ITEM 6.    SELECTED FINANCIAL DATA

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

                                                                                    FISCAL YEAR ENDED
                                                       ---------------------------------------------------------------------------
                                                                                                           (1)
                                                         JANUARY 31,     FEBRUARY 1,    FEBRUARY 2,    FEBRUARY 3,    JANUARY 29,
                                                            2004            2003           2002           2001            2000
                                                       ---------------  -------------  -------------  -------------  -------------
                                                                  (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, retail division                               $    198,479    $   199,369    $   184,142    $   185,371    $   155,953
Net sales, wholesale division                                  14,089          2,145          9,210         21,199         36,975
                                                       ---------------  -------------  -------------  -------------  -------------
  Total net sales                                             212,568        201,514        193,352        206,570        192,928
                                                       ---------------  -------------  -------------  -------------  -------------
Gross profit, retail division                                  81,923         84,159         78,468         79,218         68,613
Gross profit, wholesale division                                1,454            435          1,767          4,216          7,019
                                                       ---------------  -------------  -------------  -------------  -------------
  Total gross profit                                           83,377         84,594         80,235         83,434         75,632
                                                       ---------------  -------------  -------------  -------------  -------------

Selling, general and administrative expenses                   82,297         76,178         72,918         79,884         71,354
Provision for doubtful accounts                                    --             --             55             55             60
Change of control expenses                                      4,931             --             --             --             --

Provision for receivables from affiliate                           --          1,961             --             --             --
Provision for impairment of assets
  and store closings                                              593            663            727         22,894(1)       3,427
Depreciation and amortization                                   6,103          6,024          6,825          5,819          4,725
                                                       ---------------  -------------  -------------  -------------  -------------
  Total operating expenses                                     93,924         84,826         80,525        108,652         79,566
                                                       ---------------  -------------  -------------  -------------  -------------
Loss from operations                                          (10,547)          (232)          (290)       (25,218)        (3,934)
Other income (expense)
  Interest expense, net                                        (2,153)        (1,883)        (3,095)        33,399(1)      (6,589)
  Share of loss of partially-owned affiliate                       --             --             --         (1,388)        (3,165)
  Gain on sale of affiliate's common stock                         --             --             --          9,999         14,974
  Realized loss on investments                                   (172)          (711)            --         (4,819)             -
  Miscellaneous (expense) income, net                              --             --           (18)             85           (118)
                                                       ---------------  -------------  -------------  -------------  -------------
Income (loss) before income taxes                             (12,872)        (2,826)        (3,403)        (6,120)         1,168
Benefit (provision) for income taxes                               --             --            211             --           (124)
                                                       ---------------  -------------  -------------  -------------  -------------
Net income (loss)                                        $    (12,872)   $    (2,826)   $    (3,192)   $    (6,120)   $     1,044
                                                       ===============  =============  =============  =============  =============
Weighted average shares outstanding:
  Basic                                                     2,454,340      2,528,326      2,420,467      2,360,456      2,054,660
  Diluted                                                   2,454,340      2,528,326      2,420,467      2,360,456      2,566,905

Basic income (loss) per share                            $      (5.24)   $     (1.12)   $     (1.32)   $     (2.59)   $      0.51
Diluted income (loss) per share                          $      (5.24)   $     (1.12)   $     (1.32)   $     (2.59)   $      0.41

SELECTED OPERATING DATA:
Number of stores open at end of period                            232            238            247            257            276
Comparable store sales increase                                   1.1%          10.2%           2.5%          16.9%          12.9%

BALANCE SHEET DATA:
Working capital (deficiency)                             $     (9,090)   $     1,804    $     2,760    $     7,015    $     8,687
Total assets                                                   92,463        103,423        102,559        107,329        105,656
Long-term debt, less current portion                            7,746          7,752          5,204         11,531          5,032
Total shareholders' equity                                     10,222         21,853         22,603         26,395         30,689

           (1) Amounts reflect a revision of the presentation of the perfumania.com acquisition. The revised presentation increases the gain on sale of affiliate's common stock by $23.4 million from $10.0 million to $33.4 million and reflects a $23.4 million provision to reflect an improvement of goodwill at the date of the acquisition, May 10, 2002. For a further discussion see Management's Discussion and Analysis of Financial Condition and Results of Operations--Acquisition of perfumania.com.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF PERFUMANIA.COM

           On May 10, 2000, the Company acquired perfumania.com for 400,000 shares of Envision Development Corporation ("EDC") stock that the Company held. The EDC shares were restricted securities and subject to a lock-up agreement. The Company was unable to sell any of its EDC shares without the approval of EDC, which approval was withheld. In addition, management of the Company had concerns about the direction and business prospects of EDC and the future value of the EDC shares. The Company recorded the acquisition of perfumania.com at $5.4 million, which was based on an independent appraisal of the value of perfumania.com as of May 10, 2000. The Company used this valuation because it believed that the appraisal was more clearly evident of the fair value of the transaction than the quoted market price of the EDC stock at the time of the transaction. In December 2000, the EDC shares were delisted from the American Stock Exchange and the value of its shares became nominal.

           The presentation of this transaction has been revised to reflect the accounting treatment that would result from using the quoted market price of the EDC shares at the acquisition date. This presentation results in an increase in the gain on the sale of affiliate's common stock of $23.4 million. This presentation also results in an increase in acquisition price from $5.4 million to $28.8 million, and the recognition of additional goodwill with a corresponding write down, for goodwill impairment, of $23.4 million at the time of the transaction. The impairment was recognized based on the results of the independent appraisal of the value of perfumania.com using the discounted cash flow method. Gross profit and net income remain unchanged for the fiscal year ended February 3, 2001.

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

COST OF REVENUES:

                                                  For the year ended
                             ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                             Percentage
                              January 31, 2004     February 1, 2003           Increase
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

           As a result of the foregoing our net loss was increased as indicated above.

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

LOSS FROM OPERATIONS:

                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                             Percentage
                               February 1, 2003     February 2, 2002         (Decrease)
                            --------------------- --------------------  --------------------
Loss from operations                     $232                 $290                 (20.0)%

OTHER EXPENSE:

                                                  For the year ended
                            ----------------------------------------------------------------
                                                   ($ in thousands)
                                                                             Percentage
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

           A summary of our cash flows is as follows:

                                                     For the year ended
                                                      January 31, 2004
                                                    ----------------------
                                                      ($ in thousands)

     Summary Cash Flow Information:
     Cash provided by operations                                  $10,223
     Cash used in investing activities                             (5,728)
     Cash used in financing activities                             (5,498)
                                                    ----------------------

          Decrease in cash and cash equivalents                    (1,003)
     Cash and cash equivalents, February 1, 2003                    2,965
                                                    ----------------------
     Cash and cash equivalents, January 31, 2004                   $1,961
                                                    ======================

           Perfumania's senior secured credit facility with GMAC Commercial Finance LLC ("GMAC") provides for borrowings of up to $40.0 million, of which $30.5 million was outstanding and $5.6 million was available as of January 31, 2004, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of January 31, 2004, the credit facility bore interest at 4.6%. Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of January 31, 2004, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio, leverage ratio and capital expenditures limitation. On April 29, 2004, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of January 31, 2004.

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

    Schedule II - Schedule has been omitted as all required information is disclosed or not applicable.

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
                             =================    =============

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE FISCAL YEARS ENDED
                                                                ------------------------------------------------------------
                                                                January 31, 2004      February 1, 2003     February 2, 2002
                                                                ------------------    -----------------    -----------------
Cash flows from operating activities:
Net loss                                                         $    (12,871,700)     $    (2,825,700)      $    (3,191,657)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Provision for doubtful accounts                                              --                   --                55,000
  Provision for receivables from affiliate                                     --            1,961,355                    --
  Provision for impairment of assets and store closings                   593,109              663,391               727,001
  Write off of inventories                                                897,874            1,189,734              1,693,169
  Depreciation and amortization                                         6,102,823            6,024,400             6,824,861
  Writeoff of discontinued inventory                                    2,558,805                   --                    --
  Realized loss on investments                                            171,679              710,880                    --
  Stock compensation                                                    2,285,640                   --                    --
  Change in operating assets and liabilities:
    Trade receivables                                                     (32,730)            (109,215)            1,216,166
    Advances to suppliers                                               1,700,894            1,611,590             2,510,581
    Inventories                                                         4,383,033           (1,519,327)           (7,579,027)
    Prepaid expenses and other current assets                            (193,635)             166,763             1,515,592
    Due from affiliate                                                         --           (1,150,186)             (659,623)
    Other assets                                                          368,363              216,091               278,757
    Accounts payable, non-affiliate                                    (4,446,040)          (4,593,171)            8,471,392
    Accounts payable, affiliate                                         4,258,774            4,138,159               538,808
    Accrued expenses and other liabilities                              4,445,653             (788,111)             (933,988)
    Income taxes payable                                                       --                   --               (72,707)
                                                                ------------------    -----------------    -----------------
Net cash provided by operating activities                              10,222,542            5,696,653            11,394,325
                                                                ------------------    -----------------    -----------------
Cash flows from investing activities:
  Additions to property and equipment                                  (5,907,018)          (1,893,664)           (1,614,636)
  Proceeds from investments available for sale                            179,332               10,515                    --
                                                                ------------------    -----------------    -----------------
Net cash used in investing activities                                  (5,727,686)          (1,883,149)           (1,614,636)
                                                                ------------------    -----------------    -----------------
Cash flows from financing activities:
  Net borrowings and (repayments) under bank line
    of credit and notes payable                                        (1,641,664)             892,950            (3,954,816)
  Principal payments under capital lease obligations                   (1,143,767)          (1,771,037)           (1,479,795)
  Net advances to shareholders and officers                                    --             (400,000)             (171,000)
  Proceeds from note and interest receivable, shareholder and
    officer                                                                    --            2,970,020              692,702
  Repayments of convertible notes payable                              (1,458,261)          (4,207,824)           (4,100,000)
  Proceeds from exercise of stock options                                 236,505              113,547                9,500
  Purchases of treasury stock                                          (1,491,004)             (47,302)           (1,395,261)
                                                                ------------------    -----------------    -----------------
    Net cash used in financing activities                              (5,498,191)          (2,449,646)          (10,398,670)
                                                                ------------------    -----------------    -----------------
(Decrease) increase in cash and cash equivalents                       (1,003,335)           1,363,858              (618,981)
Cash and cash equivalents at beginning of period                        2,964,645            1,600,787             2,219,768
                                                                ------------------    -----------------    -----------------
Cash and cash equivalents at end of period                         $    1,961,310       $    2,964,645       $    1,600,787
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

           As of April 30, 2004, Mr. Lekach has exercised stock options to acquire 318,750 common shares resulting in proceeds to the Company of approximately $851,000 and the Nussdorfs have acquired 595,954 shares from Mr. Lekach pursuant to the Nussdorf Option Agreement. Mr. Lekach has stock options for another 125,000 shares required to be issued to Mr. Lekach by the Company pursuant to the terms of his employment agreement as a consequence of the change of control. These 125,000 options may only be issued by the Company to Mr. Lekach upon approval of an amendment to the Company's 2000 Stock Option Plan. Such an amendment was approved at a special meeting of the Company's shareholders on April 29, 2004. Proceeds to the Company will be $500,000 if Mr. Lekach exercises all of the 125,000 options. Assuming the Nussdorfs exercise their option to acquire the remaining 125,000 shares subject to the Nussdorf Option Agreement, the Nussdorfs would own an aggregate 1,128,144 shares of the Company's common stock or approximately 39.7% of the total number of shares of the Company's common stock as of April 30, 2004.

           Effective February 10, 2004, Mr. Lekach's employment with the Company was terminated and Mr. Lekach ceased serving as an employee and officer of the Company. In addition, on February 10, 2004, Mr. Lekach resigned from the Board of Directors and Stephen L. Nussdorf was appointed the Companys' Chairman of the Board and Michael W. Katz was appointed the Company's Chief Executive Officer and President.

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

                                                                                 FISCAL YEAR
                                                ----------------------- --- ---------------------- --- -----------------------
                                                       2003                         2002                        2001
                                                -----------------------    -----------------------    ------------------------
Net loss as reported                               $      (12,871,700)         $      (2,825,700)          $      (3,191,657)
Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                                (1,425,284)                  (478,449)                   (396,704)
                                                -----------------------    -----------------------    ------------------------

Proforma net loss                                  $      (14,296,984)         $      (3,304,149)          $      (3,588,361)
                                                =======================     ======================     =======================

Proforma net loss per share:

  Basic                                            $            (5.83)         $           (1.31)          $           (1.47)
                                                =======================     ======================     =======================
  Diluted                                          $            (5.83)         $           (1.31)          $           (1.47)
                                                =======================     ======================     =======================

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

           As of April 30, 2004, Mr. Lekach has exercised options to acquire 318,750 of those shares and the Nussdorfs have acquired 595,954 shares pursuant to the Nussdorf Option Agreement. Assuming the Nussdorfs exercise their option to acquire the remaining 125,000 shares subject to the Nussdorf Option Agreement, the Nussdorfs would own an aggregate of 1,128,144 shares of the Company's common stock or approximately 39.7% of the total number of shares of the Company's common stock outstanding.

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
                                                                               ===================    ===================

           Perfumania's senior secured credit facility with GMAC Commercial Finance LLC ("GMAC") provides for borrowings of up to $40 million, of which $30.5 million was outstanding and $5.6 million was available as of January 31, 2004, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime less 0.75% to prime plus 1% or (b) LIBOR plus 1.75% to 3.50% depending on a financial ratio test. As of January 31, 2004, the credit facility bore interest at 4.6%. Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of January 31, 2004, Perfumania was not in compliance with its tangible net worth ratio, fixed charge ratio, leverage ratio and capital expenditures limitation. On April 29, 2004, Perfumania obtained a waiver from GMAC for all instances of non-compliance as of January 31, 2004.

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
                       ==================  ==================  =================

           The fiscal year 2001 tax benefit is primarily due to a change in the Federal tax law, which provided a longer carryback period for the use of net operating losses.

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

           A summary of the Company's option activity, and related information for each of the three fiscal years ended January 31, 2004 is as follows:

                                             2003                             2002                             2001
                                    ---------------------------  -------------------------------  ------------------------------
                                                    Weighted                         Weighted                         Weighted
                                                     Average                          Average                         Average
                                                   Exercisable                      Exercisable                      Exercisable
                                     Shares           Price          Shares            Price          Shares           Price
                                    ------------  -------------  ---------------   -------------  ---------------   ------------
Outstanding at beginning of year        666,501        $  5.32          606,594        $   5.60          570,115       $   6.44

Granted                                 254,252           4.79          160,000            3.67           78,625           3.40

Exercised                               (69,996)          3.38          (59,807)           1.90           (4,750)          2.00

Cancelled                               (41,519)         11.93          (40,286)           8.19          (37,396)         14.12
                                    ------------                  --------------                   --------------
Outstanding at end of year              809,238        $  4.99          666,501        $   5.32          606,594       $   5.60
                                    ============                  ==============                   ==============


Options exercisable at end of year      696,436        $  5.10          449,714        $   5.80          480,304       $   5.24
Weighted-average fair value of
 options granted during the year        254,252        $  4.79          160,000        $   3.31           78,625       $   3.31

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
                                               ================    ===================    ===================

NOTE 13- QUARTERLY FINANCIAL DATA (UNAUDITED)

           Unaudited summarized financial results for fiscal years 2003 and 2002 follows (in thousands, except for per share data):

2003 QUARTER                           FIRST          SECOND         THIRD          FOURTH
                                    ------------   ------------   ------------   ------------
Net sales                             $  36,888       $ 50,748       $ 48,058      $  76,874
Gross profit                             16,815         20,573         17,980         30,442
Net loss                                 (2,930)          (924)        (3,725)        (5,293)
Net loss per basic share                  (1.19)         (0.37)         (1.51)         (2.16)
Net loss per diluted share                (1.19)         (0.37)         (1.51)         (2.16)

2002 QUARTER                           FIRST          SECOND         THIRD          FOURTH
                                    ------------   ------------   ------------   ------------
Net sales                                40,169       $ 48,089       $ 43,112       $ 70,144
Gross profit                             17,329         19,999         17,902         29,364
Net income (loss)                        (1,940)          (686)        (4,960)         4,760
Net income (loss) per basic share         (0.80)         (0.28)         (1.92)          1.81
Net income (loss) per dilutedshare        (0.80)         (0.28)         (1.92)          1.81

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

                  (2)    Exhibits

                                                                                                        PAGE NUMBER
                                                                                                      OR INCORPORATED
                                                                                                       BY REFERENCE
           EXHIBIT                                       DESCRIPTION                                       FROM
           -------                                       -----------                                       ----

               3.1       Amended and Restated Articles of Incorporation                                     (1)

               3.2       Bylaws                                                                             (2)

              10.5       1991 Stock Option Plan, as amended                                                 (3)

              10.6       1992 Directors Stock Option Plan, as amended                                       (3)

              10.7       Series A Securities Purchase Agreement                                             (4)

              10.8       Series B Securities Purchase Agreement                                             (5)

              10.9       Series C Securities Purchase Agreement                                             (6)

              10.10      Series D Securities Purchase Agreement                                             (6)

              10.11      2000 Stock Option Plan                                                             (7)

              10.12      2000 Directors Stock Option Plan                                                   (7)

              10.13      Amended and Restated Revolving Credit and Security Agreement with GMAC             (9)
                         Commercial Credit LLC, and Congress Financial Corporation (Florida),
                         date May 12, 2004

              10.14      Nussdorf Subordinated Secured Demand Note                                          (9)

              10.15      Lease agreement with Victory  Investment  Group,  LLC, dated October 21,           (8)
                         2002

              10.16      Waiver and  Amendment to the  Revolving  Credit and  Security  Agreement
                         with GMAC Commercial Credit LLC, dated April 29, 2004                              (9)

              10.17      Amendment to the 2000 Stock Option Plan                                           (10)

              14.1       Code of Business Conduct and Ethics                                                (9)

              21.1       Subsidiaries of the Registrant                                                     (9)

              23.1       Consent of Deloitte & Touche LLP                                                   (9)

              31.1       Certification of the Chief Executive Officer pursuant to Section 302 of            (9)
                         the Sarbanes-Oxley Act of 2002

              31.2       Certification of the Chief Financial Officer pursuant to Section 302 of            (9)
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