Form 10-K/A
period 2004-01-31
E COM VENTURES INC
filed 2004-06-01
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                          FORM 10-K/A, AMENDMENT NO. 2

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(D)
                         OF THE SECURITIES EXCHANGE ACT

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                      TO
                                     --------------------    -------------------

                         COMMISSION FILE NUMBER: 0-10714

                              E COM VENTURES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 FLORIDA                                65-0977964
      (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

           251 INTERNATIONAL PARKWAY
                SUNRISE, FLORIDA                          33325
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

      The number of shares outstanding of the Registrant's common stock as of April 27, 2004: 2,740,830 shares

EXPLANATORY NOTE

This amendment number 2 to our Form 10-K is being filed to revise the description of our acquisition of perfumania.com contained in Items 6 and 7 of
Part II of the Form 10-K and to incorporate information required by Items 10, 11, 12, 13 and 15 of Part III of the Form 10-K.

                                    PART II.

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


                                                                            FISCAL YEAR ENDED
                                                    ----------------------------------------------------------
                                                                                          (1)
                                                     JANUARY   FEBRUARY    FEBRUARY     FEBRUARY     JANUARY
                                                     31, 2004   1, 2003    2, 2002      3, 2001      29, 2000
                                                    ---------- ---------- -----------  ----------   ----------
                                                    (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, retail division                          $ 198,479  $ 199,369   $ 184,142   $ 185,371    $ 155,953
Net sales, wholesale division                          14,089      2,145       9,210      21,199       36,975
                                                    ---------- ---------- -----------  ----------   ----------
  Total net sales                                     212,568    201,514     193,352     206,570      192,928
                                                    ---------- ---------- -----------  ----------   ----------
Gross profit, retail division                          81,923     84,159      78,468      79,218       68,613
Gross profit, wholesale division                        1,454        435       1,767       4,216        7,019
                                                    ---------- ---------- -----------  ----------   ----------
  Total gross profit                                   83,377     84,594      80,235      83,434       75,632
                                                    ---------- ---------- -----------  ----------   ----------
Selling, general and administrative expenses           82,297     76,178      72,918      79,884       71,354
Provision for doubtful accounts                             -          -          55          55           60
Change of control expenses                              4,931          -           -           -            -
Provision for receivables from affiliate                    -      1,961           -           -            -
Provision for impairment of assets
  and store closings                                      593        663         727      22,894 (1)    3,427
Depreciation and amortization                           6,103      6,024       6,825       5,819        4,725
                                                    ---------- ---------- -----------  ----------   ----------
  Total operating expenses                             93,924     84,826      80,525     108,652       79,566
                                                    ---------- ---------- -----------  ----------   ----------
Loss from operations                                  (10,547)      (232)       (290)    (25,218)      (3,934)
Other income (expense)
  Interest expense, net                                (2,153)    (1,883)     (3,095)     (8,179)      (6,589)
  Share of loss of partially-owned affiliate                -          -           -      (1,388)      (3,165)
  Gain on sale of affiliate's common stock                  -          -           -      33,399 (1)   14,974
  Realized loss on investments                           (172)      (711)          -      (4,819)           -
  Miscellaneous (expense) income, net                       -          -         (18)         85         (118)
                                                    ---------- ---------- -----------  ----------   ----------
Income (loss) before income taxes                     (12,872)    (2,826)     (3,403)     (6,120)       1,168
Benefit (provision) for income taxes                        -          -         211           -         (124)
                                                    ---------- ---------- -----------  ----------   ----------
Net income (loss)                                   $ (12,872)  $ (2,826)   $ (3,192)   $ (6,120)     $ 1,044
                                                    ========== ========== ===========  ==========   ==========
Weighted average shares outstanding:
  Basic                                             2,454,340  2,528,326   2,420,467   2,360,456    2,054,660
  Diluted                                           2,454,340  2,528,326   2,420,467   2,360,456    2,566,905

Basic income (loss) per share                         $ (5.24)   $ (1.12)    $ (1.32)    $ (2.59)      $ 0.51
Diluted income (loss) per share                       $ (5.24)   $ (1.12)    $ (1.32)    $ (2.59)      $ 0.41
SELECTED OPERATING DATA:
Number of stores open at end of period                    232        238         247         257          276
Comparable store sales increase                          1.1%      10.2%        2.5%       16.9%        12.9%

BALANCE SHEET DATA:
Working capital (deficiency)                         $ (9,090)   $ 1,804     $ 2,760     $ 7,015      $ 8,687
Total assets                                           92,463    103,423     102,559     107,329      105,656
Long-term debt, less current portion                    7,746      7,752       5,204      11,531        5,032
Total shareholders' equity                             10,222     21,853      22,603      26,395       30,689


(1) Reflects a revision of previously reported amounts applicable to the perfumania.com acquisition. The revision increases the gain on sale of affiliate's common stock by $23.4 million from $10.0 million to $33.4 million and reflects a $23.4 million provision to reflect an impairment of goodwill at the date of the acquisition, May 10, 2000. For a further discussion see Management's Discussion and Analysis of Financial Condition and Results of Operations - Acquisition of Perfumania.com.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ACQUISITION OF PERFUMANIA.COM

      On May 10, 2000, the Company acquired perfumania.com for 400,000 shares of Envision Development Corporation ("EDC") stock held by the Company which were restricted securities under Rule 144 of the Securities Act of 1933, as amended, and subject to a lock-up agreement as well as certain other restrictions including approval by an affiliate of EDC prior to the sale of shares by the Company. The lock-up agreement did not allow the Company to dispose of any of their EDC shares until May 2000, after which the Company was allowed to dispose of up to 50,000 shares per month from May through December 2000, up to 75,000 shares per month from January through July 2001 and up to 100,000 shares per month thereafter. Approval required by the affiliate of EDC allowing the Company to sell 50,000 shares in May 2000 was withheld and the Company believed that it would not obtain approval to sell such shares or any additional shares in subsequent months. In addition, management of the Company had concerns about the direction and business prospects of EDC and the future value of the EDC shares. The Company recorded the acquisition of perfumania.com at $5.4 million, which was based on an independent appraisal completed in December 2000. The Company used this valuation because it believed that the appraisal was more clearly evident of the fair value of the transaction than the quoted market price of the EDC stock at the time of the transaction. In December 2000, the EDC shares were delisted from the American Stock Exchange and the value of its shares became nominal.

      The presentation of this transaction has been revised from the previously reported amounts to reflect the accounting treatment that would result from using the quoted market price of the EDC shares on the acquisition date rather than the appraised value as the more clearly evident indicator of the value of the transaction. The market price of EDC shares on the acquisition date was $70.25 per share and would have valued perfumania.com in the aggregate at approximately $28.1 million resulting in an increase in the gain on the sale of affiliate's common stock of $23.4 million, an increase in the acquisition price from $5.4 million to $28.8 million, and the recognition of additional goodwill of $23.4 million at the time of the transaction. Based on the results of the independent appraisal of the value of perfumania.com using the discounted cash flow method, goodwill would have been impaired by $23.4 million. Gross profit and net income remain unchanged for the fiscal year ended February 3, 2001.

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

      The following table sets forth items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

                             PERCENTAGE OF NET SALES

                                                        FISCAL YEAR
                                                2003        2002        2001
                                              --------    --------    --------
  Net sales, retail division.................     93.4%       98.9%       95.2%
  Net sales, wholesale division..............      6.6         1.1         4.8
                                              --------    --------    --------
     Total net sales.........................    100.0       100.0       100.0
                                              --------    --------    --------
  Gross profit, retail division..............     38.5        41.8        40.6
  Gross profit, wholesale division...........      0.7         0.0         0.1
                                              --------    --------    --------
     Total gross profit......................     39.2        42.0        41.5
                                              --------    --------    --------
  Selling, general and administrative expenses    38.7        37.8        37.7
  Change of control expense..................      2.3          --          --
  Provision for impairment of receivable from
    affiliate................................       --         1.0          --
  Provision  for impairment of assets and
  store closings.............................      0.3         0.3         0.4
  Depreciation and amortization..............      2.9         3.0         3.5
                                              --------    --------    --------
     Total operating expenses................     44.2        42.1        41.6
                                              --------    --------    --------
  Loss from operations before other expense..     (5.0)       (0.1)       (0.2)
                                              --------    --------    --------
  Other expense:
     Interest expense, net...................     (1.0)       (0.9)       (1.6)
 Realized loss on investments................    ( 0.1)       (0.4)         --
  Loss before income taxes...................     (6.0)       (1.4)       (1.8)
  Benefit for income taxes...................       --          --         0.1
                                              --------    --------    --------
  Net loss...................................     (6.1)%      (1.4)%      (1.7)%
                                              --------    --------    --------

FORWARD LOOKING STATEMENTS

      Some of the statements in this Annual Report on Form 10-K, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend," and other similar expressions, are "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations and refinance our credit facility on acceptable terms, our ability to comply with the covenants in our credit facility, general economic conditions including a continued decrease in discretionary spending by consumers, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC"), including the Risk Factors included in the Annual Report on Form 10-K. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

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

COMPARISON OF FISCAL YEARS 2003 AND 2002

REVENUES:


                   For the year ended
                    ($ in thousands)

                      January 31,       Percentage of    February 1,         Percentage       Percentage
                        2004              Revenue           2003             of Revenue     Increase (Decrease)
---------------------------------------------------------------------------------------------------------
Wholesale             $14,089               6.6%            $2,145               1.1%             556.8%
---------------------------------------------------------------------------------------------------------
Retail                198,479              93.4%           199,369              98.9%               (0.4)%
---------------------------------------------------------------------------------------------------------
Total Revenues       $212,568             100.0%          $201,514             100.0%               5.5%


      Net sales increased due to an increase in wholesale sales, offset by a decrease in retail sales. The increase in wholesale sales was due primarily to $11.4 million of sales made to Quality King. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King. Wholesale sales in 2004 are expected to approximate fiscal year levels. See Note 5 to our Consolidated Financial Statements for further discussion. Comparable store sales measure the sales from stores that have been open for one year or more. Perfumania's comparable store sales increased 1.1% in fiscal year 2003. However, the average number of stores operated decreased from 242 during fiscal year 2002 to 235 in fiscal year 2003 primarily due to the closure of older, underperforming stores. We believe that Perfumania's retail sales were negatively impacted for part of fiscal year 2003 by the overall soft United States economy, the war in Iraq and disruption in our inventory supplies due to the relocation of our distribution facility.

COST OF REVENUES:

                               For the year ended
             -------------------------------------------------------
                                ($ in thousands)

                 January 31, 2004   February 1, 2003   Percentage Increase
                 ------------------ -----------------  -----------------

Wholesale                  $12,635            $1,710             638.9%
Retail                     116,556           115,210               1.2%
                 ------------------ -----------------  -----------------
Total cost
 of Revenues              $129,191          $116,920              10.5%
                 ================== =================  =================

GROSS PROFIT:

                               For the year ended
             -------------------------------------------------------
                                ($ in thousands)

                                                      Percentage Increase
                 January 31, 2004   February 1, 2003      (Decrease)
                ------------------ ------------------ -----------------

Wholesale                  $1,454               $435            234.3%
Retail                     81,923             84,159             (2.7)%
                ------------------ ------------------ -----------------
Total
 gross profit             $83,377            $84,594             (1.4)%
                ================== ================== =================

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

GROSS PROFIT MARGIN PERCENTAGES:

                                     For the year ended
                             -------------------------------------
                             January 31, 2004   February 1, 2003
                             ------------------ ------------------
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

OPERATING EXPENSES:


                                                      For the year ended
                                    -------------------------------------------------------
                                                       ($ in thousands)

                                                                         Percentage Increase
                                    January 31, 2004  February 1, 2003        (Decrease)
                                    ----------------- ------------------ ------------------

Selling, general and administrative          $82,297            $76,178               8.0%

Change of control expenses                     4,931                  -                  -

Asset impairment charges                         593                663              (10.6)%

Receivable impairment charges                      -              1,961                  -

Depreciation and amortization                  6,103              6,024                1.3%
                                    ----------------- ------------------ ------------------

Total operating expenses                     $93,924            $84,826               10.7%
                                    ================= ================== ==================


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

      Change of control expenses of approximately $4.9 million in fiscal year 2003 represents expenses incurred as a result of the Nussdorf Option Agreement which was entered into effective January 30, 2004 between Ilia Lekach, our then Chairman of the Board and Chief Executive Officer, IZJD Corp. and Pacific Investment Group Inc., each of which are wholly-owned by Mr. Lekach and Deborah Lekach, Mr. Lekach's wife, and Stephen and Glenn Nussdorf. Approximately $2.6 million of these expenses represent amounts paid to certain of our executive officers and a consultant pursuant to employment and consulting agreements and approximately $2.3 million represents a non-cash charge for stock option expenses, also relating to these same employment and consulting agreements. See further discussion in Item 1 and also Note 5 to our Consolidated Financial Statements.

      The asset impairment charges in both fiscal years relate to retail store locations with negative cash flows that were either closed or are targeted for closure.

      The provision for receivables during fiscal year 2002 relates to an affiliate receivable which management determined was not collectible. See further discussion at Note 5 of the Notes to Consolidated Financial Statements.

LOSS FROM  OPERATIONS:

                                        For the year ended
                        -------------------------------------------------------
                                          ($ in thousands)

                        January 31, 2004   February 1, 2003  Percentage Increase
                        ------------------ ----------------- ------------------
Loss from operations              $10,547              $232            4446.1%

OTHER EXPENSE:

                                           For the year ended
                        -------------------------------------------------------
                                             ($ in thousands)

                                                            Percentage Increase
                        January 31, 2004   February 1, 2003       (Decrease)
                        ------------------ ----------------- ------------------

Interest expense                   $2,179            $2,072               5.2%

Loss on investments                   172               711              (75.8)%
                        ------------------ ----------------- ------------------

Total other expense                $2,351            $2,783              (15.5)%
                        ================== ================= ==================

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

NET LOSS:

                                          For the year ended
                        -------------------------------------------------------
                                          ($ in thousands)

                        January 31, 2004   February 1, 2003  Percentage Increase
                        ------------------ ----------------- ------------------

Net Loss                      $12,872            $2,826             355.5%

      As a result of the foregoing reasons our net loss was increased as indicated above.

COMPARISON OF FISCAL YEARS 2002 AND 2001

REVENUES:

                                                                  For the year ended
                          --------------------------------------------------------------------------------------------
                                                                    ($ in thousands)

                                               Percentage                            Percentage         Percentage
                          February 1, 2003    of Revenues      February 2, 2002      of Revenues    Increase (Decrease)
                          ----------------- ------------------ ------------------ -----------------  -----------------

Wholesale                           $2,145               1.1%             $9,210              4.7%              (76.7)%

Retail                             199,369              98.9%            184,142             95.3%               8.3%
                          ----------------- ------------------ ------------------ -----------------  -----------------

Total Revenues                    $201,514             100.0%           $193,352            100.0%               4.2%
                          ================= ================== ================== =================  =================


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

COST OF REVENUES:

                                 For the year ended
                  -------------------------------------------------------
                                 ($ in thousands)

                                                           Percentage
                   February 1, 2003  February 2, 2002   Increase (Decrease)
                  ----------------- ------------------ ------------------
Wholesale                   $1,710             $7,443              (77.0)%

Retail                     115,210            105,674               8.6%
                  ----------------- ------------------ ------------------

Total cost
 of Revenues              $116,920           $113,117               3.4%
                  ================= ================== ==================

GROSS PROFIT:

                                             For the year ended
                          ------------------------------------------------------
                                             ($ in thousands)


                                                              Percentage
                     February 1, 2003  February 2, 2002   Increase (Decrease)
                     ----------------- ------------------ ------------------

Wholesale                        $435             $1,767             (75.4)%

Retail                         84,159             78,468               7.3%
                     ----------------- ------------------ ------------------

Total
 gross profit                 $84,594            $80,235               5.4%
                     ================= ================== ==================

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

GROSS PROFIT MARGIN PERCENTAGES:

                                  For the year ended
                       -------------------------------------
                       February 1, 2003   February 2, 2002
                       ------------------ ------------------

Wholesale                          20.3%              19.2%
Retail                             42.2%              42.6%

Gross profit margin                42.0%              41.5%

OPERATING EXPENSES:

                                                        For the year ended
                                     -------------------------------------------------------
                                                          ($ in thousands)

                                                                              Percentage
                                     February 1, 2003   February 2, 2002  Increase (Decrease)
                                     -----------------  ----------------- ------------------
Selling, general and administrative           $76,178            $72,918               4.5%

Asset impairment charges                          663                727               (8.8)%

Provision for doubtful accounts                     -                 55                  -

Receivable impairment charges                   1,961                  -                  -

Depreciation and amortization                   6,024              6,825              (11.7)%
                                     -----------------  ----------------- ------------------

Total operating expenses                      $84,826            $80,525               5.3%
                                     =================  ================= ==================


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

      The provision for receivables during fiscal year 2002 relates to an affiliate receivable from Nimbus which management determined was not collectible. No comparable receivable impairment was recorded during fiscal year 2001. See further discussion at Note 5 of the Notes to Consolidated Financial Statements.

      Depreciation and amortization decreased primarily due to the adoption of SFAS 142 on February 3, 2002, which eliminated the amortization of goodwill and other intangible assets with indefinite useful lives.

LOSS FROM OPERATIONS:

                                       For the year ended
                       -------------------------------------------------------
                                        ($ in thousands)

                       February 1, 2003   February 2, 2002  Percentage Increase
                       -----------------  ----------------- ------------------
Loss from operations               $232               $290              (20.0)%

OTHER EXPENSE:

                                           For the year ended
                        -------------------------------------------------------
                                           ($ in thousands)

                        February 1, 2003   February 2, 2002  Percentage Decrease
                        -----------------  ----------------- ------------------

Interest expense                  $2,072             $3,396              (39.0)%
Loss on investments                  711                  -                  -
Other                                  -                 18                  -
                        -----------------  ----------------- ------------------

                                  $2,783             $3,414              (18.5)%
                        =================  ================= ==================

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

NET LOSS:

                                           For the year ended
                        -------------------------------------------------------
                                           ($ in thousands)

                        February 1, 2003   February 2, 2002  Percentage Decrease
                        -----------------  ----------------- ------------------

Net Loss                          $2,826             $3,192              (11.5)%

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

      A summary of our cash flows is as follows:

                                                     For the year ended
                                                       January 31, 2004
                                                    -----------------------
                                                       ($ in thousands)

     Summary Cash Flow Information:
     Cash provided by operations                                  $10,223
     Cash used in investing activities                             (5,728)
     Cash used in financing activities                             (5,498)
                                                    ---------------------

          Decrease in cash and cash equivalents                    (1,003)
     Cash and cash equivalents, February 1, 2003                    2,965
     Cash and cash equivalents, January 31, 2004                   $1,961
                                                    =====================

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

      Management believes that Perfumania's borrowing capacity under the new credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support our working capital needs, capital expenditures and debt service for at least the next twelve months. There can be no assurance that management's plans and expectations will be successful.


                                                                         Payments due by period
                                                ------------------------------------------------------------------
                                                                           ($ in thousands)

                                                               less than                                more than
    Contractual Obligations                       Total          1 year      1-3 years     3-5 years     5 years
    ------------------------------------------  ------------  ------------ ------------  ------------ ------------
    Long-Term Debt Obligations                            -             -            -             -            -
    Capital Lease Obligations                       $17,567          $259       $3,087        $2,153      $12,068
    Operating Lease Obligations                      60,729        12,021       19,046        10,827       18,835
    Purchase Obligations                                  -             -            -             -            -
    Other Long-Term Liabilities Reflected on the
         Registrant's Balance Sheet under GAAP            -             -            -             -            -
                                                ------------  ------------ ------------  ------------ ------------

    Total                                           $78,296       $12,280      $22,133       $12,980      $30,903
                                                ============  ============ ============  ============ ============


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

                                    PART III.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


EXECUTIVE OFFICERS AND DIRECTORS

      The following are our executive officers and directors:


NAME                               AGE      POSITION
----                               ---      --------

Stephen Nussdorf                    53      Chairman of the Board
Michael W. Katz                     55      Chief Executive Officer and President
A. Mark Young                       43      Chief Financial Officer
Jeffrey Geller                      30      President and Chief Operating Officer of Retail Division of Perfumania, Inc.
Donovan Chin                        37      Chief Financial Officer of Perfumania, Inc., Secretary and Director
Leon Geller                         49      Vice President of Purchasing, Perfumania, Inc.
Alan Grobman                        34      Vice President of Logistics and Distribution, Perfumania, Inc.
Joel Lancaster                      45      Vice President of Stores, Perfumania, Inc.
Carole Ann Taylor(1)(2)(3)          58      Director
Joseph Bouhadana(1)(2)(3)           35      Director
Paul Garfinkle(1)                   63      Director


---------------

(1)   Member of Audit Committee
(2)   Member of Compensation Committee
(3)   Member of Stock Option Committee

      STEPHEN NUSSDORF was appointed our Chairman of the Board in February 2004. Mr. Nussdorf is one of the principal shareholders in, and an executive officer of Quality King Distributors, Inc. ("Quality King"). Quality King is a privately held promotional wholesaler of pharmaceuticals, health and beauty care products, and fragrances with annual sales approximating $2.5 billion. Mr. Nussdorf joined Quality King in 1972 and has served Quality King in various capacities in all divisions of its business.

      MICHAEL W. KATZ joined us in February 2004 as our Chief Executive Officer and President. He was also appointed a Director. Mr. Katz has served in various capacities at Quality King and its affiliated companies; primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy which has fostered the growth of Quality King and its affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996 he has served as Executive Vice President of Quality King and in the Office of the Chief Executive and as a Director of Model Reorg., Inc., an affiliate of Quality King which sells designer fragrances at wholesale and retail. Mr. Katz became Executive Vice President, Chief Financial Officer and Treasurer of QK Healthcare, Inc. a wholly owned subsidiary of Quality King in 2000. Mr. Katz is a Certified Public Accountant.

      A. MARK YOUNG joined us in February 2000 and became our Chief Financial Officer in May 2000. He served as one of our directors from April 2001 until his resignation as a director in September 2002. Prior to February 2000, Mr. Young was employed in the Business Assurance practice of the Middle Market Group of PricewaterhouseCoopers LLP. Mr. Young is a Certified Public Accountant.

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

      PAUL GARFINKLE joined us in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP, in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm's most significant clients. He also served for many years as a member of the firm's Board of Directors and, during his last six years, at the firm as national director of Real Estate and Hospitality Service. Mr. Garfinkle is a member of our Audit Committee.

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

AUDIT COMMITTEE

      Our board of directors has an Audit Committee consisting of Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle. Each of the members of the Audit Committee is independent as defined under Nasdaq Marketplace Rule 4200(a)(15). The board of directors designated Paul Garfinkle the "audit committee financial expert" as defined by SEC rules.

SECTION 16(A)  BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

      Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers, and persons who own more than 10 percent of our common stock, to file with SEC initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish us with copies of all
Section 16(a) forms they file.

      To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended January 31, 2004, filing deficiencies under Section 16(a) included one late report filed by A. Mark Young, Jeffrey Geller, Leon Geller, Alan Grobman and Joel Lancaster with respect to one transaction each.

ITEM 11.  EXECUTIVE COMPENSATION

      The following tables set forth certain information concerning compensation for the fiscal years ended February 1, 2004 (Fiscal 2003), February 1, 2003 (Fiscal 2002) and February 2, 2002 (Fiscal 2001) of the Chief Executive Officer and the most four highly compensated executive officers who were serving as executive officers of the Company at the end of the last fiscal year and whose total annual salary and bonus exceeded $100,000 for fiscal 2003 (collectively, the "Named Executive Officers").

                                                                      SUMMARY COMPENSATION TABLE


                                             ANNUAL COMPENSATION                                   LONG-TERM COMPENSATION
                                ---------------------------------------------------------------------------------------------------
                                                                                             AWARDS                    PAYOUTS
                                ---------------------------------------------------------------------------------------------------
                                                                                Restricted
                                Fiscal                      Other Annual        Stock                     LTIP          All Other
Name and Principal Position      Year  Salary($)  Bonus($)  Compensation($)(1)  Awards($)  Options(#)(2) Payouts($) Compensation($)
-----------------------------------------------------------------------------------------------------------------------------------

Ilia Lekach                        2003   509,101               1,012,521          -         125,000          -                -
   Formerly Chairman of the Board  2002   441,000       -           -              -            -             -                -
   And Chief Executive Officer     2001   438,577    250,000        -              -         125,000          -                -

A. Mark Young                      2003   217,640                469,183           -          25,000          -                -
   Chief Financial Officer         2002   196,153       -           -              -            -             -                -
                                   2001   166,152       -           -              -          12,500          -                -

Jeffrey Geller                     2003   220,256                472,072           -          25,000          -                -
  President and Chief
    Operating Officer              2002   192,561       -           -              -            -             -                -
   Perfumania, Inc.                2001   162,197       -           -                         10,000

Leon Geller (3)                    2003   181,209                183,899           -          12,500          -                -
   Vice President of Purchasing,   2002   173,166       -           -              -            -             -                -
   Perfumania, Inc.                2001   159,341       -           -              -          12,500          -                -

Joel Lancaster                     2003   149,371       -        145,167           -          16,252          -                -
   Vice President of Purchasing,   2002   131,945       -           -              -            -             -                -
   Perfumania, Inc.                2001   123,171       -           -              -          3,752           -                -


(1) Amounts included represent payments made to the persons indicated pursuant to the terms of their employment agreements as a result of the change of control, described below. These payments were made as a consequence of the determination on February 3, 2004 by the disinterested and independent members of the Board of Directors that a change of control had occurred under the terms of such employment agreements, and the subsequent authorization on such date of such payments by Ilia Lekach, the Company's then Chairman and Chief Executive Officer. The column for "Other Annual Compensation" does not include any amounts for executive perquisites and any other personal benefits, such as the cost of automobiles, life insurance and disability insurance because the aggregate dollar amount per executive does not exceed the lesser of $50,000 or 10% of his annual salary and bonus.

(2) Our Board of Directors authorized a one-for-four reverse stock-split of our outstanding shares of common stock for shareholders of record on March 2, 2002. Accordingly, all share and per share data shown in this information statement have been retroactively adjusted to reflect this reverse stock-split. Options issued in Fiscal 2003 represent those options issued as a consequence of the change of control pursuant to the Company's contractual obligations under existing employment agreements.

(3) Leon Geller joined us in October 2000 and was appointed Vice President of Purchasing of Perfumania, Inc. in March 2001.

                              OPTIONS GRANTS TABLE

      The following table sets forth certain information concerning grants of stock options made during fiscal year 2003 to the Named Executive Officers.



                                                  Individual Option Grants in Fiscal Year 2003
               ---------------------------------------------------------------------------------------------------------------
                                                                                            Potential Realizable Value
                                                                                           at Assumed Annual Rate
                              % of Total                                                 of Stock Price Appreciation
                 Number     Options Granted                                                    For Option Term
                of Options   to Employees in    Exercise Price        Expiration      -----------------------------------------
Name             Granted   Fiscal Year 2003(1)     Per Share             Date                5% (2)             10% (2)
-----------------------------------------------------------------  -----------------  ----------------     --------------------

Ilia Lekach      125,000           49%            $ 4.00         2013                  $ 2,350,566           $ 4,039,049

A. Mark Young     12,500            5%            $ 7.76         2013                    $ 188,057             $ 356,905
                  12,500            5%            $ 3.52         2013                    $ 241,057             $ 409,905

Jeffrey Geller    15,000            6%           $ 11.24         2013                    $ 173,468             $ 376,086
                  10,000            4%            $ 3.52         2013                    $ 192,845             $ 327,924

Leon Geller       12,500            5%            $ 3.52         2013                    $ 241,057             $ 409,905

Joel Lancaster    5,000             2%           $ 13.00         2013                     $ 49,023             $ 116,562
                  7,500             3%            $ 8.24         2013                    $ 109,234             $ 210,543
                  3,752             1%            $ 3.52         2013                     $ 72,356             $ 123,037


--------------------

(1)   Total stock option grants during fiscal year 2003 were 254,252.
(2) In accordance with the rules of the Securities and Exchange Commission, the potential realizable values for such options shown in the table presented above are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expiration date. These assumed rates of appreciation do not represent our estimate or projection of the appreciation of shares of our common stock.

             STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

      The following table sets forth certain information concerning option exercises in fiscal year 2003 and the number of unexercised stock options held by the Named Executive Officers as of January 31, 2004.


                                                                                    Value of Unexercised
                                                        Number of Unexercised      In-The-Money Options at
                                                     Options at Fiscal Year-End        Fiscal Year-End
                Number of Shares        Value             (#) Exercisable /        ($)(1)(2) Exercisable /
Name         Acquired on Exercise      Realized            Unexercisable (1)             Unexercisable
--------     --------------------      --------      ---------------------------    -----------------------
Ilia Lekach                                -                 443,750/0                 $4,861,000/0
A. Mark Young            -                 -                  50,000/0                  $418,000/0
Jeffrey Geller           -                 -                  50,000/0                  $292,400/0
Leon Geller              -                 -                  25,000/0                  $262,000/0
Joel Lancaster                                                32,504/0                  $175,042/0


(1) Includes options issued to such persons as a result of the change of control discussed in Item 12, Security Ownership of Certain Beneficial Owners And Management And Related Stockholder Matters. Assumes all outstanding options are currently exercisable based on the change of control.

(2) Based on the spread between the exercise price of the options and the closing price of $14.00 per share on January 30, 2004.

DIRECTOR COMPENSATION

      We pay each nonemployee director a $10,000 annual retainer, and reimburse their expenses in connection with their activities as directors. In addition, nonemployee directors are eligible to receive stock options under the Directors Stock Option Plan.

      The Directors Stock Option Plan currently provides for an automatic grant of an option to purchase 500 shares of our common stock upon a person's election as director and an automatic grant of options to purchase 1,000 shares of our common stock upon re-election to the Board, in both instances at an exercise price equal to the fair market value of the common stock on the date of the option grant.

EMPLOYMENT AND SEVERANCE AGREEMENTS

      Effective February 1, 2002, we entered into a 3-year employment agreement with Ilia Lekach. Mr. Lekach's employment agreement was terminated effective as of February 10, 2004. Pursuant to the terms of the employment agreement, Mr. Lekach was to receive an annual salary of $460,000, subject to cost-of-living increases or 5% if higher. The employment agreement provided that Mr. Lekach would continue to receive his annual salary until the expiration of the term of the agreement if his employment was terminated by us for any reason other than death, disability or cause (as defined in the employment agreement). The employment agreement contained a performance bonus plan, which provided for additional compensation and grant of stock options, if we met certain specified net income levels. The employment agreement prohibited Mr. Lekach from directly or indirectly competing with us during the term of his employment and for one year after termination of employment except in the case of our termination of employment without cause. Pursuant to the terms of the employment agreement, Mr. Lekach received a signing bonus of $250,000 and was granted 125,000 options to purchase our common stock at an exercise price of $4.00 per share (the closing market price of our common stock on January 31, 2002).

      On February 10, 2004, our Board of Directors terminated without cause Ilia Lekach's employment with the Company as Chairman of the Board and Chief Executive Officer. In addition, as a consequence of the Nussdorf Option Agreement described herein, the Board of Directors determined that a change of control occurred under the Company's employment agreement with Mr. Lekach, and that the terms of the employment agreement required the Company to issue Mr. Lekach 125,000 options. Upon termination of the employment agreement, and as a consequence of the change of control, Mr. Lekach was paid approximately $1,012,000 (two times the remaining compensation under the Agreement).

      Effective January 31, 2003, we entered into 3-year employment agreements subject to termination in accordance with the agreements, with A. Mark Young and Jeffrey Geller providing for annual salaries of $210,000, subject to specified increases. In addition, effective May 16, 2002, we entered into 2-year employment agreements with Leon Geller and Joel Lancaster, subject to termination in accordance with the agreements, providing for annual salaries of $175,142 and $138,225, respectively, subject to specified increases. As a consequence of the change of control described below, Mr. Young, Mr. Jeffrey Geller, Mr. Leon Geller, Mr. Lancaster and Mr. Alan Grobman received approximately $469,000, $472,000, $184,000, $125,000 and $145,000, respectively, under the terms of their employment agreements with the Company. These payments were made as a consequence of the determination on February 3, 2004 by the disinterested and independent members of the Board of Directors that a change of control had occurred under the terms of such employment agreements, and the subsequent authorization on such date of such payments by Ilia Lekach, the Company's then Chairman and Chief Executive Officer.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

      The following directors served as members of the compensation committee during the 2003 fiscal year: Carole Ann Taylor and Joseph Bouhadana. None of the members of the compensation committee was, at any time either during or before such fiscal year, an officer or employee of ours or any of our subsidiaries, or has any relationship requiring disclosure under Item 13, Certain Relationships and Related Party Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows the amount of common stock beneficially owned as of May 17, 2004 by: (a) each of our directors, (b) each of our executive officers named in the Executive Compensation Table (set forth above), (c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o E Com Ventures, Inc., 251 International Parkway, Sunrise, Florida, 33325.


                        Common Stock Beneficially Owned


  Name and Address                  Total Number of Shares   Percent of Shares
  of Beneficial Owner               Beneficially Owned           Outstanding
-------------------------------------------------------------------------------
   Ilia Lekach                           150,000 (1)(2)(3)           5.2%
   Rachmil Lekach                        224,776 (1)(2)(4)           7.8%
   Glenn and Stephen Nussdorf          1,128,144 (6)(8)             39.2%
   A. Mark Young                          51,925 (1)(4)              1.8%
   Jeffrey Geller                         53,555 (1)(4)              1.9%
   Donovan Chin                           27,250 (1)(4)              1.0%
   Leon Geller                            25,000 (1)(4)                *
   Alan Grobman                           21,000 (1)(4)                *
   Joel Lancaster                         32,504 (1)(4)              1.2%
   Carole A. Taylor                        6,000 (1)(4)                *
   Paul Garfinkle                              0 (1)(8)                *
   Michael Katz                                0 (1)(8)                *
   Joseph Bouhadana                        1,500 (1)(4)                *
   Parlux Fragrances, Inc                378,102 (5)                13.1%
   All directors and executive
    officers as a group
    (11 persons)                       1,346,878 (7)                46.8%
------------------

*Less than 1%.

(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2) Ilia Lekach and Rachmil Lekach jointly own with their spouses the shares set forth opposite their respective names.

(3) Does not include shares subject to the Nussdorf Option Agreement, including the 125,000 shares issuable upon a like number of options required to be granted to Mr. Lekach as a consequence of the change of control. The 150,000 shares included in the table are not subject to the Nussdorf Option Agreement. Mr. Lekach has sole dispositive and voting power over such 150,000 shares.

(4) With respect to the specified beneficial owner, includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 17, 2004 in the following amounts:
      Rachmil Lekach (25,000); Jeffrey Geller (50,000); A. Mark Young (50,000); Donovan Chin (27,250); Leon Geller (25,000); Alan Grobman (21,000); Joel Lancaster (32,504); Carole A. Taylor (6,000); and Joseph Bouhadana (1,500).

(5) The address of Parlux Fragrances, Inc. is 3725 S.W. 30th Avenue, Ft. Lauderdale, Florida 33154. Ilia Lekach, our former Chairman and Chief Executive Officer, is the Chairman of the Board of Parlux Fragrances, Inc.

(6) The principal business address of Messrs. Glenn and Stephen Nussdorf is 2060 Ninth Avenue, Ronkonkoma, New York 11779.

(7) Includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 17, 2004, as set forth in Note 4 above.

(8) Does not include shares issuable upon the exercise of stock options that are provided for under the Company's 2000 Directors Stock Option Plan as a result of their appointment to the Board but not yet granted to each of Michael Katz, Paul Garfinkle and Stephen Nussdorf. Each of these directors, who are not employees of the Company, may be granted options to acquire 500 shares.


 EQUITY COMPENSATION PLAN INFORMATION
       This table summarizes share and exercise price information about our equity compensation plans as of January 31, 2004.

                                                        Weighted Average                Number of Securities
                                                       Exercise Price Of                Available For Future
                           Number of Securities       Outstanding Options,              Issuance Under Equity
Plan Category                   To Be Issued           Warrants and Rights                Compensation Plans
--------------------------------------------------  -------------------------   --------------------------------------
Equity compensation
 plans approved
 by security holders              666,501                    $5.32                             236,473

Equity compensation
 plans not approved
 by security holders                    -                        -                                   -
                          ------------------------  -------------------------   --------------------------------------
TOTAL                             666,501                    $5.32                             236,473
                          ========================  =========================   ======================================


CHANGE OF CONTROL

      Effective January 30, 2004, Ilia Lekach, our former Chairman of the Board and Chief Executive Officer, IZJD Corp. and Pacific Investment Group, Inc., each of which are wholly-owned by Mr. Lekach, and Deborah Lekach, Mr. Lekach's wife (collectively, "Lekach"), entered into an option agreement (the "Nussdorf Option Agreement"), with Stephen Nussdorf and Glenn Nussdorf (the "Nussdorfs"), pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of the Company's common stock beneficially owned by Lekach, for a purchase price of $12.70 per share in the installments indicated on or after the dates set forth in the table below:

                  DATE                      NUMBER OF SHARES
                  ----------------          ----------------

                  January 30, 2004          433,070
                  March 15, 2004            162,884
                  April 23, 2004            125,000

      The purchase price for the shares to be acquired by the Nussdorfs under the Nussdorf Option Agreement was payable in cash; provided that the Nussdorfs may have elected to pay a portion of the purchase price for the shares that were subject to the option installment that first became exercisable in April 2004, by offsetting the principal and accrued interest then owed under a $1,000,000 demand note, dated December 8, 2003, made by Mr. Lekach and payable to the order of Stephen Nussdorf.

      Of the 720,954 shares subject to the Nussdorf Option Agreement, an aggregate 443,750 shares were issuable upon exercise of certain stock options owned of record by Ilia Lekach. To date, Mr. Lekach has exercised options to acquire all 443,750 of those shares and the Nussdorfs have acquired all 720,954 shares pursuant to the Nussdorf Option Agreement.

      The Nussdorfs now own an aggregate 1,128,144 shares of the Company's common stock or approximately 39% of the total number of shares of the Company common stock currently outstanding.

      On March 11, 2004, the Nussdorfs made a $5,000,000 secured demand loan to Perfumania. Such loan is evidenced by a subordinated secured demand note of Perfumania. The demand loan is secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

      Notes receivable from Ilia Lekach, our former Chairman of the Board of Directors and Chief Executive Officer, were $327,311 and $311,604 as of January 31, 2004 and February 1, 2003, respectively. The notes were unsecured, mature in five years and bear interest at prime plus 1% per annum. Principal and interest were payable in full at maturity. Total interest income recognized during fiscal years 2003, 2002, and 2001 was approximately $16,000, $174,000 and $264,000, respectively. Accrued interest receivable was approximately $27,000 and $12,000 as of January 31, 2004 and February 1, 2003. The notes and all accrued interest were fully repaid in March 2004.

      Ilia Lekach was also Chairman and interim CEO of Nimbus Group, Inc. ("Nimbus"), formerly known as TakeToAuction.com ("TTA"), a public company previously committed to the development of a private jet air taxi network. TTA initially sold consumer products on Internet auction sites.

      From fiscal year 2000 through fiscal year 2002, we acquired approximately 1,003,000 shares of Nimbus common stock. The investment in Nimbus was shown on our balance sheets as investments available for sale. During fiscal year 2003 we disposed of our holding in Nimbus in open market transactions at a loss of approximately $172,000.

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

      On June 30, 2003 and September 30, 2002, Perfumania signed a $5,000,000 and a $3,000,000 subordinated note agreement with Parlux. The notes were in consideration for the reduction of $5,000,000 and $3,000,000 in trade payables due to Parlux in the respective years. The notes were due on February 29, 2004 and March 31, 2003, respectively, with various periodic principal payments, bore interest at prime plus 1% and were subordinated to all bank related indebtedness. As of January 31, 2004 and February 1, 2003 the outstanding principal balance due on the notes was $250,000 and $100,000, respectively. The notes were repaid in full in February 2004 and April 2003, respectively, and in accordance with their terms.

      We purchased approximately $6,368,000 and $10,562,000 of merchandise in fiscal years 2003 and 2002, respectively, from a company owned by Zalman Lekach, a former director of ours, and a brother of Ilia Lekach. The amount due to Zalman Lekach's company at January 31, 2004 and February 1, 2003 was approximately $1,617,000 and $1,383,000, respectively, and are included in accounts payable affiliates in the accompanying consolidated balance sheets.

      We purchased approximately $4,305,000 and $6,021,000 of merchandise in fiscal years 2003 and 2002, respectively, from a company owned by another brother of Ilia Lekach. The amount due to this company was approximately $771,000 and $1,310,000, respectively, at January 31, 2004 and February 1, 2003, and are included in accounts payable affiliates in the Company's consolidated balance sheets.

      As described above, effective January 30, 2004, Ilia Lekach, our then Chairman of the Board and Chief Executive Officer and several other parties controlled by Lekach, entered into the Nussdorf Option Agreement with the Nussdorfs, pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of our common stock beneficially owned by Lekach, for a purchase price of $12.70 per share in specified installments.

      In addition, pursuant to and in accordance with the terms of the Nussdorf Option Agreement, the Nussdorfs have been granted an irrevocable proxy for the term set forth in the Nussdorf Option Agreement to vote any shares owned by Lekach that are the subject of the Nussdorf Option Agreement.

      As of May 17, 2004, Mr. Lekach has exercised options to acquire 443,750 of those shares and the Nussdorfs have acquired 720,954 shares pursuant to the Nussdorf Option Agreement. The Nussdorfs own an aggregate of 1,128,144 shares of our common stock or approximately 39% of the total number of shares of our common stock outstanding.

      As a consequence of the change in control provisions set forth in the employment agreements of Mr. Lekach, various executive officers and a consultant, we issued a total of 244,252 options for our common stock in January 2004. Since the various exercise prices of the options were less than the market price of our common stock on the grant date, we incurred a non-cash charge of approximately $2,286,000. In addition, pursuant to the same employment and consulting agreements, we accrued approximately $2,645,000 in January 2004, representing amounts subsequently paid to said persons as a result of the change of control. These charges totaling approximately $4,931,000 are included in "Change of control expenses" on our consolidated statement of operations for the year ended January 31, 2004.

      The Nussdorfs are officers and principals of Quality King Distributors, Inc. ("Quality King"). During fiscal year 2003, we purchased approximately $5,960,000 of merchandise from Quality King and sold approximately $11,366,000 of different merchandise to Quality King. In fiscal year 2002, there were approximately $944,000 of purchases from Quality King and approximately $1,000,000 of merchandise sold to Quality King. The amounts due to Quality King at January 31, 2004 and February 1, 2003 were approximately $797,000 and $15,000 respectively.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES SERVICES

      The aggregate fees billed by Deloitte & Touche LLP ("Deloitte") for fiscal years 2003 and 2002 are as follows:


FEES                                      FISCAL 2003      FISCAL 2002
-------------                           ----------------  ---------------

Audit Fees (1)                                 $263,000         $237,000
Tax Fees (2)                                     14,000           15,000
                                        ---------------------------------

                 Total Fees                    $277,000         $252,000
                                        ================  ===============

(1) "Audit Fees" consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.

(2) "Tax Fees" consist of fees billed for professional services rendered for tax compliance and tax service.

      There were no fees for audit related services or other services for fiscal years 2003 and 2002.

      The Audit Committee has considered and has agreed that the provision of services as described above are compatible with maintaining Deloitte's independence.

      The Audit Committee pre-approves the engagement of Deloitte for all professional services. The pre-approval process generally involves the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, May 28, 2004.

                                           E Com Ventures, Inc.

                                           By: /s/ MICHAEL W. KATZ
                                           -------------------------------------
                                           Michael W. Katz,
                                           Chief Executive Officer and President
                                           (Principal Executive Officer)


                                           By: /s/ A. MARK YOUNG
                                           -------------------------------------
                                           A. Mark Young,
                                           Chief Financial Officer
                                           (Principal Accounting Officer)

      Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                                  TITLE                               DATE
                                                            -----                               ----

                 /s/ MICHAEL W.  KATZ                       Chief Executive Officer and          May 28, 2004
                 ------------------------------             President
                 Michael W. Katz                            (Principal Executive Officer)


                 /s/ STEPHEN NUSSDORF                       Chairman of the                      May 28, 2004
                 ------------------------------             Board of Directors
                 Stephen Nussdorf


                 /s/ JEFFREY GELLER                         President and Chief                   May 28, 2004
                 ------------------------------             Operating Officer of
                 Jeffrey Geller                             Perfumania, Inc.


                 /s/ A. MARK YOUNG                          Chief Financial Officer,              May 28, 2004
                 ------------------------------             (Principal Accounting Officer)
                 A. Mark Young


                 /s/ DONOVAN CHIN                           Chief Financial Officer               May 28, 2004
                 ------------------------------             Perfumania, Inc.,
                 Donovan Chin


                 /s/ CAROLE ANN TAYLOR                      Director                             May 28, 2004
                 ------------------------------
                 Carole Ann Taylor


                 /s/ JOSEPH BOUHADANA                       Director                             May 28, 2004
                 ------------------------------
                 Joseph Bouhadana


                 /s/ PAUL GARFINKLE                         Director                             May 28, 2004
                 ------------------------------
                 Paul Garfinkle


EXHIBIT  DESCRIPTION
-------  -----------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002