Form 10-Q
period 2004-05-01
E COM VENTURES INC
filed 2004-06-14
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     --------------------------------------

                   FOR THE QUARTERLY PERIOD ENDED MAY 1, 2004
                         COMMISSION FILE NUMBER 0-19714

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

AS OF JUNE 7, 2004, THE REGISTRANT HAD 2,876,801 SHARES OF ITS COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING.

                               TABLE OF CONTENTS

                     E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                             FINANCIAL INFORMATION


ITEM 1      FINANCIAL STATEMENTS (unaudited)...................................3

            Consolidated Condensed Balance Sheets..............................3
            Consolidated Condensed Statements of Operations....................4
            Consolidated Condensed Statements of Cash Flows....................5
            Notes to Consolidated Condensed Financial Statements...............6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................9

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.......................................................11

ITEM 4      CONTROLS AND PROCEDURES...........................................11


                                    PART II
                               OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS.................................................12

ITEM 2      CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER
            PURCHASES OF EQUITY SECURITIES....................................12

ITEM 3      DEFAULTS UPON SENIOR SECURITIES...................................12

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............12

ITEM 5      OTHER INFORMATION.................................................12

ITEM 6      EXHIBITS AND REPORTS ON FORM 8-K..................................12

SIGNATURES....................................................................14

CERTIFICATIONS................................................................15

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                     E COM VENTURES, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                  (UNAUDITED)


ASSETS:                                                                   MAY 1, 2004      JANUARY 31, 2004
                                                                       ----------------    ----------------
Current assets:
Cash and cash equivalents                                              $      1,384,481    $      1,961,310
Trade receivables, net                                                        1,108,317             777,186
Advances to suppliers                                                            43,828             114,041
Inventories                                                                  75,653,950          60,877,451
Prepaid expenses and other current assets                                     1,144,610           1,347,452
Notes and interest receivable from
shareholder and officers                                                             --             327,311
                                                                       ----------------    ----------------
  Total current assets                                                       79,335,186          65,404,751

Property and equipment, net                                                  23,612,180          24,414,624
Goodwill                                                                      1,904,448           1,904,448
Other assets, net                                                               679,164             739,575
                                                                       ----------------    ----------------
  Total assets                                                         $    105,530,978    $     92,463,398
                                                                       ================    ================
LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                                    $     32,393,947    $     30,472,027
Accounts payable, non-affiliates                                             21,668,613          16,459,786
Accounts payable, affiliates                                                 24,784,581          17,440,492
Accrued expenses and other liabilities                                        5,185,006           9,614,287
Subordinated note payable, affiliate                                          5,000,000             250,000
Current portion of obligations under capital leases                             261,041             258,700
                                                                       ----------------    ----------------
  Total current liabilities                                                  89,293,188          74,495,292


Long-term portion of obligations under capital leases                         7,680,437           7,746,262
                                                                       ----------------    ----------------
  Total liabilities                                                          96,973,625          82,241,554
                                                                       ----------------    ----------------

Commitments and contingencies (see Note 6)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
  shares authorized, none issued                                                     --                  --
Common stock, $.01 par value, 6,250,000 shares
  authorized; 3,650,050 and 3,285,758 shares issued
  in fiscal years 2004 and 2003, respectively                                    36,501              32,858
Additional paid-in capital                                                   74,635,607          73,666,193
Treasury stock, at cost, 898,249 shares in
  fiscal year 2004 and 2003                                                  (8,576,944)         (8,576,944)
Accumulated deficit                                                         (57,537,811)        (54,900,263)
                                                                       ----------------    ----------------
  Total shareholders' equity                                                  8,557,353          10,221,844
                                                                       ----------------    ----------------
  Total liabilities and shareholders' equity                           $    105,530,978    $     92,463,398
                                                                       ================    ================


     See accompanying notes to consolidated condensed financial statements.

                     E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                       THIRTEEN WEEKS ENDED    THIRTEEN WEEKS ENDED
                                                                           MAY 1, 2004              MAY 3, 2003
                                                                       --------------------    --------------------
Net sales                                                              $         43,571,466    $         36,887,829
Cost of goods sold                                                               26,066,580              20,072,336
                                                                       --------------------    --------------------
Gross profit                                                                     17,504,886              16,815,493
                                                                       --------------------    --------------------
Operating expenses:
  Selling, general and administrative                                            17,949,465              17,839,116
  Depreciation and amortization                                                   1,552,312               1,454,741
                                                                       --------------------    --------------------
    Total operating expenses                                                     19,501,777              19,293,857
                                                                       --------------------    --------------------
Loss from operations                                                             (1,996,891)             (2,478,364)
Interest expense, net                                                              (640,657)               (451,783)
                                                                       --------------------    --------------------
  Net loss                                                             $         (2,637,548)   $         (2,930,147)
                                                                       ====================    ====================
Net loss per common share:
  Basic                                                                $              (1.00)   $              (1.19)
                                                                       ====================    ====================
  Diluted                                                              $              (1.00)   $              (1.19)
                                                                       ====================    ====================
Weighted average number of common shares outstanding:
  Basic                                                                           2,650,153               2,459,052
                                                                       ====================    ====================
  Diluted                                                                         2,650,153               2,459,052
                                                                       ====================    ====================


     See accompanying notes to consolidated condensed financial statements.

                     E COM VENTURES, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                                                   MAY 1, 2004            MAY 3, 2003
                                                              --------------------   --------------------
Cash flows from operating activities:
Net loss                                                              $ (2,637,548)          $ (2,930,147)
Adjustments to reconcile net loss to net cash
      used in operating activities:
Provision for impairment of assets and store closing                            --                 57,755
Depreciation and amortization                                            1,552,312              1,454,741
Change in operating assets and liabilities:
   Trade receivables                                                      (331,131)              (347,250)
   Advances to suppliers                                                    70,213                 92,547
   Inventories                                                         (14,776,499)            (6,091,562)
   Prepaid expenses and other assets                                       205,198                343,253
   Accounts payable, non-affiliates                                      5,208,827              2,675,950
   Accounts payable, affiliates                                          7,094,089              1,794,229
   Accrued expenses and other liabilities                               (4,429,281)              (501,147)
                                                              --------------------   --------------------
Net cash used in operating activities                                   (8,043,820)            (3,451,631)
                                                              --------------------   --------------------

Cash flows from investing activities:
   Additions to property and equipment                                    (691,813)            (2,017,994)
                                                              --------------------   --------------------
Net cash used in investing activities                                     (691,813)            (2,017,994)
                                                              --------------------   --------------------

Cash flows from financing activities:
   Net borrowings under bank line of credit                              1,921,920              4,957,790
   Principal payments under capital lease obligations                      (63,484)              (397,525)
   Proceeds from notes and interest receivable,
        shareholder and officer                                            327,311                     --
   Proceeds from note and interest receivable, related party             5,000,000                 (3,927)
   Repayment of convertible notes payable                                       --               (450,000)
   Proceeds from exercise of stock options                                 973,057                 69,999
                                                              --------------------   --------------------
Net cash provided by financing activities                                8,158,804              4,176,337
                                                              --------------------   --------------------
Decrease in cash and cash equivalents                                     (576,829)            (1,293,288)
   Cash and cash equivalents at beginning of period                      1,961,310              2,964,645
                                                              --------------------   --------------------
Cash and cash equivalents at end of period                             $ 1,384,481            $ 1,671,357
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

                     E COM VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION



      E Com Ventures, Inc., a Florida corporation ("ECOMV" ), performs all of its operations through two wholly-owned subsidiaries, Perfumania, Inc. ("Perfumania"), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, Inc., ("perfumania.com"), a Florida corporation, which is an Internet retailer of fragrances and other specialty items.

      Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. Perfumania sells fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products to other wholesale distributors throughout North America and overseas. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania shopping experience. The number of retail stores in operation at May 1, 2004, and May 3, 2003, were 230 and 237, respectively.

      The consolidated condensed financial statements include the accounts of ECOMV and subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      Effective January 30, 2004, Ilia Lekach, the Company's then Chairman of the Board and Chief Executive Officer, and several other parties controlled by Mr. Lekach and his wife Deborah Lekach (collectively, "Lekach"), entered into the Nussdorf Option Agreement, with Stephen Nussdorf and Glenn Nussdorf (the "Nussdorfs"), pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of the Company's common stock beneficially owned by Lekach, for a purchase price of $12.70 per share, with the acquisition price to be paid in specified installments.

      As of May 10, 2004, Mr. Lekach had exercised his options from the Company to acquire 443,750 shares and the Nussdorfs had acquired all 720,954 shares pursuant to the Nussdorf Option Agreement. In accordance with the Nussdorf Option Agreement, the Nussdorfs own an aggregate of 1,128,144 shares of the Company's common stock or approximately 39% of the total number of shares of the Company's common stock outstanding.

      As of May 1, 2004, the Company has a seasonal working capital deficiency of approximately $10.0 million, cash balances of approximately $1.4 million and additional borrowing capacity of $7.6 million under its bank line of credit. Management believes that the cash balances, the available borrowing capacity under it's new three-year line of credit (see Note 3), and the projected future operating results will generate sufficient liquidity to support the Company's needs for the next twelve months; however, there can be no assurance that management's plans will be successful. If the Company is unable to generate sufficient cash flows from operations in the future to service its obligations, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

      The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004 filed with the SEC on May 17, 2004, and as amended on May 18, 2004 and June 1, 2004.

RECLASSIFICATIONS

      Certain fiscal year 2003 amounts have been reclassified to conform with the fiscal year 2004 presentation.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides proforma disclosure of net income(loss) and earnings(loss) per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") as amended, had been applied in measuring compensation expense for options granted to employees and directors. In accordance with APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the proforma amounts presented below.

                                    THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                         MAY 1, 2004            MAY 3, 2003
                                    --------------------   --------------------

Net loss as reported                $         (2,637,548)  $         (2,930,147)

Add: Total fair value of stock
 based employee compensation
 expense not included in reported
 net loss, net                                   (12,172)              (103,381)
                                    --------------------   --------------------

Proforma net loss                   $         (2,649,720)  $         (3,033,528)
                                    ====================   ====================

Proforma net loss per share:

 Basic                              $              (1.00)  $              (1.23)
                                    ====================   ====================
 Diluted                            $              (1.00)                 (1.23)
                                    ====================   ====================


NOTE 3 - BANK LINE OF CREDIT AND NOTES PAYABLE

      As of May 1, 2004, Perfumania's senior secured credit facility with GMAC Commercial Finance LLC ("GMAC") provided for borrowings of up to $40 million. On May 12, 2004, the Company entered into a new three-year amended and restated senior secured revolving credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation which provides for borrowings of up to $60 million and supports normal working capital requirements and other general corporate needs. Advances under the new line of credit are based on a formula of eligible inventories and will bear interest depending on the Company's financial ratios from (1) prime to prime plus 1.25% or (b) LIBOR plus 2.50% to 3.75%. Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio and minimum EBITDA amounts as defined. Approximately $7.6 million was available under the existing and amended credit facilities as of May1, 2004.

      On March 9, 2004, the Nussdorfs made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There are no prepayment penalties and the loan is subordinate to all bank related indebtedness.

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

      Comprehensive   income  (loss)   represents   all  non-owner   changes  in
shareholders' equity and consists of the following:

                                    THIRTEEN WEEKS ENDED   THIRTEEN WEEKS ENDED
                                         MAY 1, 2004            MAY 3, 2003
                                    --------------------   --------------------

Net loss                            $         (2,637,548)  $         (2,930,147)

Net unrealized gain on
 investments available for sale                       --                 20,057
                                    --------------------   --------------------
Total comprehensive loss            $         (2,637,548)  $         (2,910,090)
                                    ====================   ====================


NOTE 6 - CONTINGENCIES

      The Company is involved in legal proceedings in the ordinary course of business. Management believes that the Company has meritorious defenses and that the ultimate resolution of these matters should not have a material adverse effect on the Company's financial position or result of operations; however, management cannot presently predict the outcome of these matters.

NOTE 7 - RELATED PARTY TRANSACTIONS

      Parlux Fragrances, Inc. ("Parlux") owns 378,102 shares, or approximately 13%, of the Company's outstanding common stock. The Nussdorfs own approximately 39% of the Company's outstanding common stock and they are officers and principals of Quality King. During the first thirteen weeks of fiscal 2004, the Company sold approximately $5.4 million of wholesale merchandise to Quality King. Purchases of product from these related parties was approximately $21 million for the first thirteen weeks of fiscal 2004, representing approximately 52% of the Company's total inventory purchases. The amount due to related parties at May 1, 2004 is approximately $24.8 million, is non-interest bearing and is included in accounts payable, affiliates in the accompanying consolidated condensed balance sheets.

      Notes receivable from Ilia Lekach, the Company's former Chairman of the Board of Directors and Chief Executive Officer, was $327,311 as of January 31, 2004. The notes were unsecured, matured in five years and bore interest at prime plus 1% per annum. Principal and interest were payable in full at maturity. The loan and all accrued interest was fully repaid in March 2004.

NOTE 8 - NON CASH TRANSACTIONS

      Supplemental disclosures of non-cash investing and financing activities are as follows:

                                            FOR THE THIRTEEN WEEKS ENDED
                                    -------------------------------------------
                                         MAY 1, 2004            MAY 3, 2003
                                    --------------------   --------------------

Unrealized gain on investments                        --   $             20,057
 available for sale

Cash paid during the period for:
  Interest                          $            624,094   $            403,717

NOTE 9 - SEGMENT INFORMATION

      The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                        THIRTEEN WEEKS         THIRTEEN WEEKS
                                            ENDED                  ENDED
                                         MAY 1, 2004            MAY 3, 2003
                                    --------------------   --------------------

       Net sales to external
        customers:
         Retail                     $         38,198,657   $         36,138,988
         Wholesale                             5,372,809                748,841
                                    --------------------   --------------------
                                    $         43,571,466   $         36,887,829
                                    ====================   ====================

       Gross profit:
         Retail                     $         17,150,401   $         16,678,308
         Wholesale                               354,485                137,185
                                    --------------------   --------------------
                                    $         17,504,886   $         16,815,493
                                    ====================   ====================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED MAY 1, 2004 WITH THE THIRTEEN WEEKS ENDED MAY 3, 2003.

      Net sales increased 18.1% from $36.9 million in the first thirteen weeks of 2003 to $43.6 million in the first thirteen weeks of 2004. The increase in sales was primarily due to a $4.6 million increase in wholesale sales combined with a $2.1 million increase in retail store sales. Wholesale sales were $5.4 million for the first thirteen weeks of fiscal 2004 compared to $0.7 million for the first thirteen weeks of fiscal 2003. All wholesale sales during the first quarter of fiscal 2004 were made to Quality King. Retail sales were $38.2 million for the first thirteen weeks of fiscal 2004 compared to $36.1 million for the first thirteen weeks of fiscal 2003. The increase in retail sales is attributable to an increase in Perfumania's comparable store sales of 7.2% in the first thirteen weeks of fiscal 2004, as the average number of stores operated was 230 versus 238 in the prior year's comparable period. Comparable store sales measure sales from stores that have been open for one year or more. The increase in comparable store sales was due to a 2.5% increase in the number of customer transactions and a 3.1% increase in the average dollar value per transaction.

      Gross profit increased 4.1% from $16.8 million in the first thirteen weeks of 2003 (45.6% of total net sales) to $17.5 million in the first thirteen weeks of 2004 (40.2% of total net sales). The increase in gross profit was due to the increase in sales. As a percentage of net sales, gross profit in the first thirteen weeks of 2004 decreased versus the first thirteen weeks of 2003 due to larger number of wholesale transactions in fiscal 2004 compared to fiscal 2003. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King. Wholesale sales yield lower margins than retail sales.

      Selling, general and administrative expenses increased 0.6% from $17.9 million in the first thirteen weeks of 2003 to $18.0 million in the first thirteen weeks of 2004. The increase was attributable to higher store related costs compared with 2003. Depreciation and amortization was approximately $1.6 million in the first thirteen weeks of 2004 compared to $1.5 million for the first thirteen weeks of 2003.

      Interest expense, net was approximately $641,000 for the first thirteen weeks of 2004 compared with $452,000 in 2003. The increase in interest expense was primarily due to interest incurred on the capital lease for our corporate office and distribution center to which we relocated in the second quarter of fiscal 2003.

      As a result of the foregoing, our net loss decreased to $2.6 million in the first thirteen weeks of 2004 compared to a net loss of $2.9 million in the first thirteen weeks of 2003. Net loss per share for the first thirteen weeks of 2004 and 2003 was $1.00 and $1.19, respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first thirteen weeks of fiscal 2004, these capital requirements generally were satisfied through borrowings under our credit facility.

      At May 1, 2004, we had a working capital deficiency of approximately $10.0 million compared to a working capital of approximately $9.1 million at January 31, 2004. The increase was primarily due to the net loss during the current period, increased purchases of property and equipment offset by lower long-term debt.

      Net cash used in operating activities during the current period was approximately $8.0 million compared with approximately $3.4 million for the same period in the prior year. The increase in cash used in operating activities was primarily due to a $14.8 million increase in inventories primarily due to seasonality demands, decrease in accrued expenses of $4.4 million resulting from payments made in connection with the change in management control, offset by $12.3 million increase in accounts payable as a result of the increased inventory purchases.

      Net cash used in investing activities was approximately $0.7 million in the first thirteen weeks of fiscal year 2004 compared to $2.0 million in the first thirteen weeks of 2003. Investing activities primarily represent spending for the renovation of existing stores and new store openings.

      Net cash provided by financing activities during the current period was approximately $8.2 million compared with approximately $4.2 million for the same period in the prior year. The increase was primarily due to $5 million in proceeds from a subordinated note payable to an affiliate.

      As of May 1, 2004, we have a seasonal working capital deficiency of $10.0 million and cash balances of approximately $1.4 million. On May 12, 2004, we entered into a new three-year amended and restated senior secured revolving credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation that provides for borrowings of up to $60 million. Approximately $7.6 million was available under the existing and amended facilities as of May 1, 2004. We believe that the cash balances, the available borrowing capacity, and the projected future operating results will generate sufficient liquidity to support our working capital needs and capital expenditures for the next twelve months; however, there can be no assurance that our plans will be successful. If we are unable to generate sufficient cash flows from operations in the future to service our obligations and/or refinance our existing debt, we could face liquidity and working capital constraints, which could adversely impact future operations and growth.

      During the thirteen weeks ended May 1, 2004, Perfumania closed 4 stores and opened 2 new stores. At May 1, 2004, Perfumania operated 230 stores compared to 237 stores as of May 3, 2003. Management's focus is on improving the profitability of existing stores and selectively opening new stores. Management plans to open 13 and close 5 stores for the remainder of fiscal year 2004.

CRITICAL ACCOUNTING POLICIES

      Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information. Presentation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of those significant accounting policies can be found in our 2003 Annual Report on Form 10-K, in the notes to the Consolidated Financial Statements, Note 2.

FORWARD LOOKING STATEMENTS

      Some of the statements in this quarterly report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend," and other similar expressions, are "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC"), including the Risk Factors included in our 2003 Annual Report on From 10-K filed with the SEC. Those Risk Factors contained in our 2003 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      During the quarter ended May 1, 2004, there have been no material changes in the information about our market risks as of January 31, 2004 as set forth in
Item 7A of the 2003 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 1, 2004, that our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting during the quarter ended May 1, 2004 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.    OTHER INFORMATION


ITEM 1.     LEGAL PROCEEDINGS

            Not applicable.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

            Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

            Not applicable.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            At a special meeting of shareholders of the Company held on April, 29, 2004, the shareholders (i) approved an amendment to our 2000 Stock Option Plan (the "Employee Plan"), to increase the aggregate number of shares of common stock that may be issued under the Employee Plan by an aggregate 204,252 shares from 661,946 shares to 866,198 shares and (ii) approved an amendment to the Employee Plan to increase the aggregate number of options that may be issued to any one person under the Employee Plan from 125,000 to 500,000.

            The table below shows the result of the shareholders' voting:

                                          VOTES IN     VOTES     VOTES WITHHELD/
                                           FAVOR      AGAINST      ABSTENTIONS
                                         ----------  ----------  ---------------
            Increase the aggregate
            number of shares of common
            stock that may be issued
            under the Employee Plan by
            an aggregate 204,252
            shares from 661,946 shares
            to 866,198 shares             1,429,323      62,608        1,216,828

            Increase the aggregate
            number of options that may
            be issued to any one person
            under the Employee Plan
            from 125,000 to 500,000       1,429,298      62,633        1,216,828

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

                  31.1  Certification  by Chief  Executive  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2  Certification  by Chief  Financial  Officer  pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1  Certification  by Chief  Executive  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2  Certification  by Chief  Financial  Officer  pursuant to
                        Section 906 of the Sarbanes-Oxley Act of 2002.

            (b) Reports on Form 8-K.

                  We filed a current report on Form 8-K with the SEC dated February 10, 2004 to report, under Item 1 that we had a change in control.

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


                                               E COM VENTURES, INC.
                                          --------------------------------------
                                                   (Registrant)


Date: June 11, 2004                 By:   /S/ MICHAEL W. KATZ
                                          --------------------------------------
                                          Michael W. Katz
                                          Chief Executive Officer and President


                                    By:   /S/ A. MARK YOUNG
                                          --------------------------------------
                                          A. Mark Young Chief Financial  Officer
                                          (Principal  Financial  and  Accounting
                                          Officer)