Form 10-Q
period 2004-07-31
E COM VENTURES INC
filed 2004-09-13
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JULY 31, 2004
                         COMMISSION FILE NUMBER 0-19714


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

AS OF SEPTEMBER 10, 2004, THE REGISTRANT HAD 2,884,201 SHARES OF ITS COMMON STOCK, $0.01 PAR VALUE, OUTSTANDING.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1     FINANCIAL STATEMENTS (unaudited)....................................3

           Consolidated Condensed Balance Sheets...............................3
           Consolidated Condensed Statements of Operations.....................4
           Consolidated Condensed Statements of Cash Flows.....................5
           Notes to Consolidated Condensed Financial Statements................6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS...........................................9

ITEM 3     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
           MARKET RISKS.......................................................12

ITEM 4     CONTROLS AND PROCEDURES............................................12



                                     PART II
                                OTHER INFORMATION

ITEM 1     LEGAL PROCEEDINGS..................................................12

ITEM 2     CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
           EQUITY SECURITIES..................................................12

ITEM 3     DEFAULTS UPON SENIOR SECURITIES....................................13

ITEM 4     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................13

ITEM 5     OTHER INFORMATION..................................................13

ITEM 6     EXHIBITS AND REPORTS ON FORM 8-K...................................13

SIGNATURES ...................................................................14

CERTIFICATIONS................................................................15

PART I.           FINANCIAL INFORMATION
ITEM 1.           FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

ASSETS:                                                                    JULY 31, 2004            JANUARY 31, 2004
                                                                         ---------------            ----------------

Current assets:
Cash and cash equivalents                                                $     1,620,225            $      1,961,310
Trade receivables, net                                                         2,077,216                     777,186
Advances to suppliers                                                            120,484                     114,041
Inventories                                                                   80,776,704                  60,877,451
Prepaid expenses and other current assets                                      1,705,341                   1,347,452
Notes and interest receivable from shareholder and officers                           --                     327,311
                                                                         ---------------            ----------------
  Total current assets                                                        86,299,970                  65,404,751

Property and equipment, net                                                   23,545,295                  24,414,624
Goodwill                                                                       1,904,448                   1,904,448
Other assets, net                                                              1,044,364                     739,575
                                                                         ---------------            ----------------
  Total assets                                                           $   112,794,077            $     92,463,398
                                                                         ===============            ================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                                      $    40,041,614            $     30,472,027
Accounts payable, non-affiliates                                              16,052,411                  16,459,786
Accounts payable, affiliates                                                  29,154,385                  17,440,492
Accrued expenses and other liabilities                                         5,653,264                   9,614,287
Subordinated note payable, affiliate                                           5,000,000                     250,000
Current portion of obligations under capital leases                              268,682                     258,700
                                                                         ---------------            ----------------
  Total current liabilities                                                   96,170,356                  74,495,292

Long-term portion of obligations under capital leases                          8,069,020                   7,746,262
                                                                         ---------------            ----------------
  Total liabilities                                                          104,239,376                  82,241,554
                                                                         ---------------            ----------------

Commitments and contingencies (see Note 6)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued                                                     --                          --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,782,450 and 3,285,758 shares issued
   in fiscal years 2004 and 2003, respectively                                    37,825                      32,858
Additional paid-in capital                                                    75,161,296                  73,666,193
Treasury stock, at cost, 898,249 shares                                       (8,576,944)                 (8,576,944)
Accumulated deficit                                                          (58,067,476)                (54,900,263)
                                                                         ---------------            ----------------
  Total shareholders' equity                                                   8,554,701                  10,221,844
                                                                         ---------------            ----------------
  Total liabilities and shareholders' equity                             $   112,794,077            $     92,463,398
                                                                         ===============            ================

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                          THIRTEEN WEEKS       THIRTEEN WEEKS       TWENTY-SIX WEEKS    TWENTY-SIX WEEKS
                                              ENDED                 ENDED                 ENDED               ENDED
                                          JULY 31, 2004        AUGUST 2, 2003        JULY 31, 2004       AUGUST 2, 2003
                                          --------------       --------------       --------------       ---------------

Net sales                                 $   48,470,731       $   50,747,969       $   92,042,197       $   87,635,798
Cost of goods sold                            27,602,927           30,175,240           53,669,507           50,247,576
                                          --------------       --------------       --------------       --------------
Gross profit                                  20,867,804           20,572,729           38,372,690           37,388,222
                                          --------------       --------------       --------------       --------------

Operating expenses:
  Selling, general and administrative         19,092,761           19,618,635           37,042,226           37,457,751
  Depreciation and amortization                1,480,585            1,469,397            3,032,897            2,924,138
                                          --------------       --------------       --------------       --------------
    Total operating expenses                  20,573,346           21,088,032           40,075,123           40,381,889
                                          --------------       --------------       --------------       --------------

Income (loss) from operations                    294,458             (515,303)          (1,702,433)          (2,993,667)
Interest expense, net                           (824,123)            (408,537)          (1,464,780)            (860,320)
                                          --------------       --------------       --------------       --------------
Net loss                                  $     (529,665)      $     (923,840)      $   (3,167,213)      $   (3,853,987)
                                          ==============       ==============       ==============       ==============

Net loss per common share:
  Basic                                   $        (0.18)      $        (0.37)      $        (1.15)      $        (1.56)
                                          ==============       ==============       ==============       ==============
  Diluted                                 $        (0.18)      $        (0.37)      $        (1.15)      $        (1.56)
                                          ==============       ==============       ==============       ==============

Weighted average number of common
  shares outstanding:
  Basic                                        2,866,544            2,493,562            2,758,348            2,476,307
                                          ==============       ==============       ==============       ==============
  Diluted                                      2,866,544            2,493,562            2,758,348            2,476,307
                                          ==============       ==============       ==============       ==============

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            TWENTY-SIX WEEKS ENDED     TWENTY-SIX WEEKS ENDED
                                                                JULY 31, 2004              AUGUST 2, 2003
                                                            ----------------------     ----------------------

Cash flows from operating activities:
Net loss                                                      $     (3,167,213)           $     (3,853,987)
Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
Provision for impairment of assets and store closing                    55,328                     180,172
Realized loss on investment                                                 --                       3,880
Depreciation and amortization                                        3,032,897                   2,924,138
Change in operating assets and liabilities:
    Trade receivables                                               (1,300,030)                   (804,600)
    Advances to suppliers                                               (6,443)                    311,080
    Inventories                                                    (19,899,253)                  1,900,622
    Prepaid expenses and other current assets                         (357,889)                    116,224
    Other assets                                                      (420,898)                     80,533
    Accounts payable, non-affiliates                                  (407,375)                 (3,786,008)
    Accounts payable, affiliates                                    11,463,893                   5,521,285
    Accrued expenses and other liabilities                          (3,961,023)                    383,872
                                                              ----------------            ----------------
Net cash (used in) provided by operating activities                (14,968,006)                  2,977,211
                                                              ----------------            ----------------

Cash flows from investing activities:
Additions to property and equipment                                 (1,639,262)                 (4,151,188)
Proceeds from sale of investments                                           --                       3,120
                                                              ----------------            ----------------
Net cash used in investing activities                               (1,639,262)                 (4,148,068)
                                                              ----------------            ----------------

Cash flows from financing activities:
Net borrowings under bank line of credit                             9,569,587                   2,894,492
Repayment of notes payable                                                  --                     (31,860)
Principal payments under capital lease obligations                    (130,785)                   (266,852)
Proceeds (advances) from notes and interest receivable,
     shareholder and officer                                           327,311                      (7,854)
Proceeds from subordinated note payable, affiliate                   5,000,000                          --
Repayment of convertible notes payable                                      --                  (1,000,000)
Exercise of stock options                                            1,500,070                     110,271
Purchases of treasury stock                                                 --                    (111,595)
                                                              ----------------            ----------------
    Net cash provided by financing activities                       16,266,183                   1,586,602
                                                              ----------------            ----------------
(Decrease) increase in cash and cash equivalents                      (341,085)                    415,745
Cash and cash equivalents at beginning of period                     1,961,310                   2,964,645
                                                              ----------------            ----------------
Cash and cash equivalents at end of period                    $      1,620,225            $      3,380,390
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

                      E COM VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -  OPERATIONS AND BASIS OF PRESENTATION


       E Com Ventures, Inc., a Florida corporation ("ECOMV"), performs all of its operations through two wholly-owned subsidiaries, Perfumania, Inc. ("Perfumania"), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, Inc., ("perfumania.com"), a Florida corporation, which is an Internet retailer of fragrances and other specialty items.

       Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. Perfumania sells fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products to other wholesale distributors throughout North America and overseas. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania shopping experience. The number of retail stores in operation at July 31, 2004, and August 2, 2003, were 231 and 234, respectively.

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

       As of July 31, 2004, the Company has a seasonal working capital deficiency of approximately $9.9 million, cash balances of approximately $1.6 million and additional borrowing capacity of $6.8 million under its bank line of credit. Management believes that the cash balances, the available borrowing capacity under its three-year line of credit (see Note 3), and the projected future operating results will generate sufficient liquidity to support the Company's needs for the next twelve months; however, there can be no assurance that management's plans will be successful. Management is currently discussing the possible conversion of the outstanding $5 million subordinated note payable, affiliate to a long-term note with the holders of the note. If the Company is unable to generate sufficient cash flows from operations in the future to service its obligations, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

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

RECLASSIFICATION

       Certain fiscal year 2003 amounts have been reclassified to conform with the fiscal year 2004 presentation.

NOTE 2 -  ACCOUNTING FOR STOCK-BASED COMPENSATION

       The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides proforma disclosure of net income (loss) and earnings (loss) per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") as amended, had been applied in measuring compensation expense for options granted to employees and directors. In accordance with APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the proforma amounts presented below.

                                               THIRTEEN WEEKS        THIRTEEN WEEKS       TWENTY-SIX WEEKS      TWENTY-SIX WEEKS
                                                   ENDED                 ENDED                 ENDED                  ENDED
                                               JULY 31, 2004         AUGUST 2, 2003        JULY 31, 2004         AUGUST 2, 2003
                                               -------------         --------------       ----------------      ----------------

Net loss as reported                           $    (529,665)        $    (923,840)        $  (3,167,213)        $  (3,853,987)

Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                           (6,357)              (74,923)              (18,529)             (219,168)
                                               -------------         -------------         -------------         -------------


Proforma net loss                              $    (536,022)        $    (998,763)        $  (3,185,742)        $  (4,073,155)
                                               =============         =============         =============         =============

Proforma net loss per share:

  Basic                                        $       (0.18)        $       (0.40)        $       (1.15)        $       (1.64)
                                               =============         =============         =============         =============
  Diluted                                      $       (0.18)        $       (0.40)        $       (1.15)        $       (1.64)
                                               =============         =============         =============         =============

NOTE 3  - BANK LINE OF CREDIT

       On May 12, 2004, the Company entered into a three-year amended and restated senior secured revolving credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation which provides for borrowings of up to $60 million and supports normal working capital requirements and other general corporate needs. Advances under the line of credit are based on a formula of eligible inventories and bear interest depending on the Company's financial ratios ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.50% to 3.75%. Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio and minimum EBITDA amounts as defined. Approximately $6.8 million was available under the credit facility as of July 31, 2004.

       On March 9, 2004, Glen and Stephen Nussdorf ("Nussdorfs") made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There are no prepayment penalties and the loan is subordinate to all bank related indebtedness.

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

       Comprehensive   income  (loss)   represents  all  non-owner   changes  in
shareholders' equity and consists of the following:

                                       THIRTEEN WEEKS     THIRTEEN WEEKS     TWENTY-SIX WEEKS   TWENTY-SIX WEEKS
                                            ENDED              ENDED               ENDED              ENDED
                                       JULY 31, 2004      AUGUST 2, 2003      JULY 31, 2004      AUGUST 2, 2003
                                       -------------      -------------      ---------------    ----------------

Net loss                               $    (529,665)     $    (923,840)     $  (3,167,213)     $  (3,853,987)

Other comprehensive loss -
  net unrealized loss on investments              --            (56,573)                --            (36,516)
                                       -------------      -------------      -------------      -------------

  Total comprehensive loss             $    (529,665)     $    (980,413)     $  (3,167,213)     $  (3,890,503)
                                       =============      =============      =============      =============

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

NOTE 7 - RELATED PARTY TRANSACTIONS

       Parlux Fragrances, Inc. ("Parlux") owns 378,102 shares, or approximately 13%, of the Company's outstanding common stock. The Nussdorfs own approximately 39% of the Company's outstanding common stock and they are officers and principals of Quality King Distributors, Inc. ("Quality King"). Purchases of product from these related parties were approximately $38.1 million and $11.2 million for the first twenty-six weeks of fiscal years 2004 and 2003 respectively, representing approximately 52% and 23% of the Company total purchases, respectively. The amount due to related parties at July 31, 2004, is approximately $29.2 million and is included in accounts payable, affiliates in the accompanying consolidated condensed balance sheets.

       Sales of wholesale merchandise to Quality King were approximately $6.7 million and $2.6 million for the first twenty-six weeks of fiscal years 2004 and 2003, respectively. Amounts due from Quality King at July 31, 2004 are approximately $0.9 million and is included in trade receivables, net in the accompanying consolidated condensed balance sheets.

NOTE 8 - NON CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                         FOR THE TWENTY-SIX WEEKS ENDED
                                                     ---------------------------------------
                                                       JULY 31, 2004        AUGUST 2, 2003
                                                     ---------------------------------------

Building under capital lease                           $     463,525         $          --
Decrease in accounts payable in exchange for
     subordinated notes payable - affiliate                       --             5,000,000
Unrealized loss on investments available for sale                 --               (36,516)
Cash paid during the period for:
     Interest                                          $   1,351,084         $     905,217

NOTE 9 - SEGMENT INFORMATION

       The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                       THIRTEEN WEEKS      THIRTEEN WEEKS      TWENTY-SIX WEEKS     TWENTY-SIX WEEKS
                                            ENDED               ENDED                ENDED                ENDED
                                       JULY 31, 2004       AUGUST 2, 2003       JULY 31, 2004        AUGUST 2, 2003
                                       --------------      --------------      ----------------     ----------------

Net sales to external customers:
     Retail                            $   44,884,432      $   46,205,443       $   83,083,089      $   82,344,431
     Wholesale                              3,586,299           4,542,526            8,959,108           5,291,367
                                       --------------      --------------       --------------      --------------
                                       $   48,470,731      $   50,747,969       $   92,042,197      $   87,635,798
                                       ==============      ==============       ==============      ==============

Gross profit:
     Retail                            $   20,673,744      $   20,071,659       $   37,824,145      $   36,749,967
     Wholesale                                194,060             501,070              548,545             638,255
                                       --------------      --------------       --------------      --------------
                                       $   20,867,804      $   20,572,729       $   38,372,690      $   37,388,222
                                       ==============      ==============       ==============      ==============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

COMPARISON OF THE THIRTEEN WEEKS ENDED JULY 31, 2004 WITH THE THIRTEEN WEEKS ENDED AUGUST 2, 2003.

       Net sales decreased 4% from $50.7 million in the thirteen weeks ended August 2, 2003 to $48.5 million in the thirteen weeks ended July 31, 2004. The decrease in sales was due to a decrease in Perfumania's wholesale sales from $4.5 million in the thirteen weeks ended August 2, 2003 to $3.6 million in the thirteen weeks ended July 31, 2004. In addition there was a 3% decrease in Perfumania's retail sales due to a reduction in the average number of stores opened, along with higher sales prices which resulted in a 7% decrease in the number of customer transactions. The Company decided to increase its retail sales prices, which resulted in a 3% increase in retail gross margins. Perfumania's comparable store sales decreased 3% in the thirteen weeks ended July 31, 2004. Comparable store sales measure sales from stores that have been open for a year or more. During the thirteen weeks ended July 31, 2004, the average number of stores operated was 231 versus 235 in the prior year's comparable period. All wholesale sales during the second quarter of fiscal 2004 were made to Quality King.

       Gross profit increased 1% from $20.6 million in the thirteen weeks ended August 2, 2003 (40.5% of total net sales) to $20.9 million in the thirteen weeks ended July 31, 2004 (43.1% of total net sales). The increase in gross profit was due to the higher sale prices on retail sales and the reduction in wholesale sales which realize lower gross profits.

       Selling, general and administrative expenses decreased 3% from $19.6 million in the thirteen weeks ended August 2, 2003 to $19.1 million in the thirteen weeks ended July 31, 2004. The decrease was attributable to lower store payroll and employee related costs compared with 2003. Depreciation and amortization was approximately $1.5 million in both the thirteen weeks ended July 31, 2004 and August 2, 2003.

       As a result of the foregoing, our income from operations during this period was $0.3 million compared to a loss from operations of $0.5 for the corresponding period of 2003.

      Interest expense, net was approximately $0.4 million for the thirteen weeks ended August 2, 2003 compared with $0.8 million in for the thirteen weeks ended July 31, 2004. The increase in interest expense was due to interest incurred on the capital lease for our corporate office and distribution center to which we relocated during the second quarter of fiscal 2003, in addition to higher interest rates and higher average borrowings for the thirteen weeks ended July 31, 2004 versus the comparable period of 2003.

       As a result of the foregoing, our net loss was ($0.9) million in the thirteen weeks ended August 2, 2003 compared to a net loss of ($0.5) million in the thirteen weeks ended July 31, 2004. Net loss per share for the thirteen weeks ended in 2003 and 2004 was ($0.37) and ($0.18), respectively.

COMPARISON OF THE TWENTY-SIX WEEKS ENDED JULY 31, 2004 WITH THE TWENTY-SIX WEEKS ENDED AUGUST 2, 2003.

      Net sales increased 5% from $87.6 million in the twenty-six weeks ended August 2, 2003 to $92.0 million in the twenty-six weeks ended July 31, 2004. The increase in sales was primarily due to a 69% increase in Perfumania's wholesale sales and a 1% increase in retail sales. The increase in retail sales is attributable to an increase in Perfumania's comparable store sales of 2% in the first twenty-six weeks of fiscal 2004. Comparable store sales measure sales from stores that have been open for a year or more. During the twenty-six weeks ended July 31, 2004, the average number of stores operated was 231 versus 237 in the prior year's comparable period.

       Gross profit increased 3% from $37.4 million in the twenty-six weeks ended August 2, 2003 (42.7% of total net sales) to $38.4 million in the twenty-six weeks ended July 31, 2004 (41.7% of total net sales). As a percentage of net sales, gross profit in the twenty-six weeks ended July 31, 2004 decreased versus the twenty-six weeks ended August 2, 2003, due to larger number of wholesale transactions for the corresponding period in 2004 compared to 2003. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King. Wholesale sales yield lower margins than retail sales.

       Selling, general and administrative expenses decreased 1% from $37.5 million in the twenty-six weeks ended August 2, 2003 to $37.0 million in the twenty-six weeks ended July 31, 2004. The decrease was attributable to lower payroll and employee related costs compared with 2003. Depreciation and amortization was approximately $3.0 million in the twenty-six weeks ended July 31, 2004 and $2.9 million in the twenty-six weeks ended August 2, 2003.

       Interest expense, net was approximately $0.9 million for the twenty-six weeks ended August 2, 2003 compared with $1.5 million in the comparable period of 2004. The increase in interest expense was due to interest incurred on the capital lease of our corporate office and distribution center to which we relocated during the second quarter of fiscal 2003, in addition to higher interest rates and higher average borrowings for the twenty-six weeks ended July 31, 2004 versus the comparable period of 2003.

       As a result of the foregoing, our net loss decreased from ($3.9) million in the twenty-six weeks ended August 2, 2003, to a net loss of ($3.2) million in the twenty-six weeks ended July 31, 2004. Net loss per share for the twenty-six weeks ended August 2, 2003 and July 31, 2004 was ($1.56) and ($1.15), respectively.

LIQUIDITY AND CAPITAL RESOURCES

       Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first twenty-six weeks of fiscal 2004, these capital requirements generally were satisfied through borrowings under our credit facility.

       At July 31, 2004, we had a working capital deficiency of approximately $9.9 million compared to a working capital deficiency of approximately $9.1 million at January 31, 2004. The increase was primarily due to the net loss during the current period.

      Net cash used in operating activities during the current period was approximately $15.0 million compared with approximately $3.0 million provided by operating activities for the same period in the prior year. The increase in cash used in operating activities was primarily due to a $19.9 million increase in inventories resulting from management's decisions to increase the levels and assortment of product offerings in the stores. In addition there was a decrease in accrued expenses of $4.0 million resulting from payments made in connection with a change in management control, offset by a $11.5 million increase in accounts payable as a result of the increased inventory purchases. With respect to purchases of inventory from related parties, the Company believes that those purchases are at prices and/or on terms generally better than would otherwise be available from third parties.

       Net cash used in investing activities was approximately $1.6 million in the twenty-six weeks ended July 31, 2004, compared to $4.1 million in the twenty-six weeks ended August 2, 2003. Investing activities represent spending for the renovation of existing stores and new store openings. Approximately $1.1 million of the $4.1 million used in investing activities in the twenty-six weeks ended August 2, 2003 was attributable to the relocation of the Company's corporate office and distribution center to Sunrise, Florida in the second quarter of the fiscal year 2003.

       Net cash provided by financing activities during the current period was approximately $16.3 million compared with approximately $1.6 million for the same period in the prior year. The increase was due primarily to borrowings under our bank line of credit to fund inventory purchases and $5 million in proceeds from a subordinated note payable to an affiliate.

       Perfumania's senior secured credit facility, with GMAC Commercial Credit LLC and Congress Financial Corporation, provides for borrowings of up to $60 million, of which approximately $6.8 million was available at July 31, 2004, and supports normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest depending on the Company's financial ratios ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.50% - 3.75%. Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including maintenance of minimum net worth, and certain key ratios, as defined by the lender. As of July 31, 2004, Perfumania was in compliance with its covenant requirements.

       We believe our cash balances, our available borrowing capacity and our projected future operating results will generate sufficient liquidity to support our working capital and capital expenditures needs for the next twelve months; however, there can be no assurance that our plans and expectations will be successful. Management is currently discussing the possible conversion of the outstanding $5 million subordinated note payable, affiliate to a long-term note with the holders of the note. If we are unable to generate sufficient cash flows from operations in the future to service our obligations and/or refinance our existing debt, we could face liquidity and working capital constraints, which could adversely impact future operations and growth.

       During the twenty-six weeks ended July 31, 2004, Perfumania closed 7 stores and opened 6 new stores. At July 31, 2004, Perfumania operated 231 stores compared to 235 stores as of August 2, 2003. Management's focus is on improving the profitability of existing stores and plans to open 5 stores and close 1 store for the remainder of fiscal year 2004.

CRITICAL ACCOUNTING POLICIES

       Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information. Presentation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of those critical accounting policies can be found in our 2003 Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

       Some of the statements in this quarterly report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect,"
"should," "intend" and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements or those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are general economic conditions, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC'), including the Risk Factors included in our 2003 Annual Report on Form 10-K which are incorporated herein by this reference to them. Copies of our SEC filings are available form the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       During the quarter ended July 31, 2004, there have been no material changes in the information about our market risks as of January 31, 2004 as set forth in Item 7A of the 2003 Form 10-K.

ITEM 4.           CONTROLS AND PROCEDURES

       Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded that, as of July 31, 2004, our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting during the quarter ended July 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                      31.1  Certification by Chief Executive Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

                      31.2  Certification by Chief Financial Officer pursuant to
                            Section 302 of the Sarbanes-Oxley Act of 2002.

                      32.1  Certification by Chief Executive Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

                      32.2  Certification by Chief Financial Officer pursuant to
                            Section 906 of the Sarbanes-Oxley Act of 2002.

                  (b)  Reports on Form 8-K.

                            On June 22, 2004, the Company filed a report on Form 8-K announcing the departure of Jeffrey Geller, Chief Operating Officer of Perfumania Marketing, a wholly-owned subsidiary.

                           E COM VENTURES, INC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  E COM VENTURES, INC.
                                      ------------------------------------------
                                                  (Registrant)


Date: September 10, 2004              By:  /s/ Michael W. Katz
                                           -------------------------------------
                                           Michael W. Katz
                                           Chief Executive Officer and President


                                      By:  /s/ A. Mark Young
                                           -------------------------------------
                                           A. Mark Young
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)