Form 10-Q
period 2004-10-30
E COM VENTURES INC
filed 2004-12-14
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                     --------------------------------------

                 For the Quarterly Period Ended October 30, 2004
                         Commission File Number 0-19714

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

As of December 10, 2004, the registrant had 2,916,849 shares of its common stock, $0.01 par value, outstanding.

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

ITEM 2            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                  AND RESULTS OF OPERATIONS.............................................................10

ITEM 3            QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISKS..........................................................................12

ITEM 4            CONTROLS AND PROCEDURES...............................................................13

                                     PART II
                                OTHER INFORMATION

ITEM 1            LEGAL PROCEEDINGS.....................................................................13

ITEM 2            CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF
                  EQUITY SECURITIES.....................................................................13

ITEM 3            DEFAULTS UPON SENIOR SECURITIES.......................................................13

ITEM 4            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................13

ITEM 5            OTHER INFORMATION.....................................................................13

ITEM 6            EXHIBITS AND REPORTS ON FORM 8-K......................................................13

SIGNATURES .............................................................................................14

CERTIFICATIONS..........................................................................................15

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                    October 30, 2004  January 31, 2004
                                                             -------------    -------------
Current assets:
Cash and cash equivalents                                    $   1,528,723    $   1,961,310
Trade receivables, net                                           1,304,982          777,186
Advances to suppliers                                               14,569          114,041
Inventories                                                     91,499,504       60,877,451
Prepaid expenses and other current assets                        1,231,250        1,347,452
Notes and interest receivable from shareholder and officer              --          327,311
                                                             -------------    -------------
  Total current assets                                          95,579,028       65,404,751

Property and equipment, net                                     23,934,715       24,414,624
Goodwill                                                         1,904,448        1,904,448
Other assets, net                                                  938,663          739,575
                                                             -------------    -------------
  Total assets                                               $ 122,356,854    $  92,463,398
                                                             =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                          $  44,382,172    $  30,472,027
Accounts payable, non-affiliates                                22,342,632       16,459,786
Accounts payable, affiliates                                    29,130,695       17,440,492
Accrued expenses and other liabilities                           5,720,445        9,614,287
Subordinated note payable, affiliate                                    --          250,000
Current portion of obligations under capital leases                258,328          258,700
                                                             -------------    -------------
  Total current liabilities                                    101,834,272       74,495,292

Convertible note payable, affiliate                              5,000,000               --
Long-term portion of obligations under capital leases            8,012,891        7,746,262
                                                             -------------    -------------
  Total liabilities                                            114,847,163       82,241,554
                                                             -------------    -------------

Commitments and contingencies (see Note 6)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued                                       --               --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,799,098 and 3,285,758 shares issued
   in fiscal years 2004 and 2003, respectively                      37,991           32,858
Additional paid-in capital                                      75,219,595       73,666,193
Treasury stock, at cost, 898,249 shares                         (8,576,944)      (8,576,944)
Accumulated deficit                                            (59,170,951)     (54,900,263)
                                                             -------------    -------------
  Total shareholders' equity                                     7,509,691       10,221,844
                                                             -------------    -------------
  Total liabilities and shareholders' equity                 $ 122,356,854    $  92,463,398
                                                             =============    =============

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Thirteen Weeks     Thirteen Weeks      Thirty-Nine Weeks   Thirty-Nine Weeks
                                              Ended              Ended               Ended                Ended
                                        October 30, 2004    November 1, 2003    October 30, 2004     November 1, 2003
                                        ----------------    ----------------    ----------------    ----------------
Net sales                               $     50,802,593    $     48,057,940    $    142,844,790    $    135,693,738
Cost of goods sold                            31,062,890          30,078,345          84,732,397          80,325,921
                                        ----------------    ----------------    ----------------    ----------------
Gross profit                                  19,739,703          17,979,595          58,112,393          55,367,817
                                        ----------------    ----------------    ----------------    ----------------

Operating expenses:
  Selling, general and administrative         18,496,051          19,444,364          55,538,277          56,902,115
  Depreciation and amortization                1,441,835           1,586,774           4,474,732           4,510,912
                                        ----------------    ----------------    ----------------    ----------------
    Total operating expenses                  19,937,886          21,031,138          60,013,009          61,413,027
                                        ----------------    ----------------    ----------------    ----------------

Loss from operations                            (198,183)         (3,105,375)         (1,900,616)         (6,099,042)
Interest expense, net                           (905,292)           (619,736)         (2,370,072)         (1,480,056)
                                        ----------------    ----------------    ----------------    ----------------
Net loss                                $     (1,103,475)   $     (3,725,111)   $     (4,270,688)   $     (7,579,098)
                                        ================    ================    ================    ================

Net loss per common share:
  Basic                                 $          (0.38)   $          (1.51)   $          (1.52)   $          (3.07)
                                        ================    ================    ================    ================
  Diluted                               $          (0.38)   $          (1.51)   $          (1.52)   $          (3.07)
                                        ================    ================    ================    ================

Weighted average number of common
shares outstanding:
  Basic                                        2,893,092           2,468,336           2,803,263           2,469,547
                                        ================    ================    ================    ================
  Diluted                                      2,893,092           2,468,336           2,803,263           2,469,547
                                        ================    ================    ================    ================

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                       Thirty-Nine Weeks Ended Thirty-Nine Weeks Ended
                                                           October 30, 2004     November 1, 2003
                                                          ------------------    ------------------
Cash flows from operating activities:
Net loss                                                  $       (4,270,688)   $       (7,579,098)
Adjustments to reconcile net loss to net cash (used in)
    provided by operating activities:
Provision for impairment of assets and store closing                 141,479               364,930
Realized loss on investment                                               --                53,832
Depreciation and amortization                                      4,474,732             4,510,912
Change in operating assets and liabilities:
    Trade receivables                                               (527,796)             (165,180)
    Advances to suppliers                                             99,472               529,876
    Inventories                                                  (30,622,053)           (8,062,662)
    Prepaid expenses and other current assets                        116,202              (245,177)
    Other assets                                                    (373,251)              183,936
    Accounts payable, non-affiliates                               5,882,846             1,963,428
    Accounts payable, affiliates                                  11,440,203            12,408,640
    Accrued expenses and other liabilities                        (3,893,842)              (17,000)
                                                          ------------------    ------------------
Net cash (used in) provided by operating activities              (17,532,696)            3,946,437
                                                          ------------------    ------------------

Cash flows from investing activities:
Additions to property and equipment                               (3,498,614)           (4,850,652)
Proceeds from sale of investments                                         --                60,618
                                                          ------------------    ------------------
Net cash used in investing activities                             (3,498,614)           (4,790,034)
                                                          ------------------    ------------------

Cash flows from financing activities:
Net borrowings under bank line of credit                          13,910,145             3,419,453
Repayment of notes payable                                                --               (31,860)
Repayment of subordinated notes                                           --            (1,100,000)
Principal payments under capital lease obligations                  (197,268)           (1,059,237)
Proceeds from notes and interest receivable,
     shareholder and officer                                         327,311                    --
Proceeds from convertible note payable, affiliate                  5,000,000                    --
Repayment of convertible notes payable                                    --            (1,458,259)
Exercise of stock options                                          1,558,535               182,086
Purchases of treasury stock                                               --              (516,599)
                                                          ------------------    ------------------
    Net cash provided by (used in) financing activities           20,598,723              (564,416)
                                                          ------------------    ------------------
Decrease in cash and cash equivalents                               (432,587)           (1,408,013)
Cash and cash equivalents at beginning of period                   1,961,310             2,964,645
                                                          ------------------    ------------------
Cash and cash equivalents at end of period                $        1,528,723    $        1,556,632
                                                          ==================    ==================

Cash paid during the period for:
     Interest                                             $        2,214,482    $        1,493,101

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 -  OPERATIONS AND BASIS OF PRESENTATION

       E Com Ventures, Inc., a Florida corporation ("ECOMV"), performs all its operations through two wholly-owned subsidiaries, Perfumania, Inc. ("Perfumania"), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, Inc., ("perfumania.com"), a Florida corporation, which is an Internet retailer of fragrances and other related specialty items.

       Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. Perfumania sells fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products to other wholesale distributors throughout North America and overseas. Perfumania.com offers a selection of its more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania shopping experience. The number of retail stores in operation at October 30, 2004, and November 1, 2003, was 236 and 234, respectively.

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

       As of October 30, 2004, the Company has a seasonal working capital deficiency of approximately $6.3 million, cash balances of approximately $1.5 million and additional borrowing capacity of $8.4 million under its bank line of credit. Management believes that the cash balances, the available borrowing capacity under its three-year line of credit (see Note 3), and the projected future operating results will generate sufficient liquidity to support the Company's needs for the next twelve months; however, there can be no assurance that management's plans will be successful. Management is currently discussing the possible conversion of the outstanding $5 million subordinated note payable, affiliate to a long-term note with the holders of the note. If the Company is unable to generate sufficient cash flows from operations in the future to service its obligations, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2004, filed with the SEC on May 17, 2004, and as amended on May 18, 2004 and June 1, 2004.

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

                                               Thirteen Weeks     Thirteen Weeks     Thirty-Nine Weeks   Thirty-Nine Weeks
                                                   ended              ended               ended              ended
                                              October 30, 2004    November 1, 2003   October 30, 2004   November 1, 2003
                                               ---------------    ---------------    ---------------    ---------------
Net loss as reported                           $    (1,103,475)   $    (3,725,111)   $    (4,270,688)   $    (7,579,098)

Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                             (6,358)           (58,138)           (24,887)          (232,048)
                                               ---------------    ---------------    ---------------    ---------------


Proforma net loss                              $    (1,109,833)   $    (3,783,249)   $    (4,295,575)   $    (7,811,146)
                                               ===============    ===============    ===============    ===============

Proforma net loss per share:

  Basic                                        $         (0.38)   $         (1.53)   $         (1.53)   $         (3.16)
                                               ===============    ===============    ===============    ===============
  Diluted                                      $         (0.38)   $         (1.53)   $         (1.53)   $         (3.16)
                                               ===============    ===============    ===============    ===============


NOTE 3  - BANK LINE OF CREDIT

       On May 12, 2004, the Company entered into a three-year amended and restated senior secured revolving credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation which provides for borrowings of up to $60 million and supports normal working capital requirements and other general corporate needs. Advances under the line of credit are based on a formula of eligible inventories and bear interest depending on the Company's financial ratios ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.50% to 3.75%. Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants and certain key ratios as defined by the lender. As of October 30, 2004, Perfumania was in compliance with its covenant requirements. Approximately $8.4 million was available under the credit facility as of October 30, 2004.

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

       On December 9, 2004, the Company issued a Subordinated Convertible Note (the "Convertible Note") in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note is payable in January 2007 and allows the Nussdorfs to convert the Convertible Note into shares of the Company's common stock at a conversion price of $11.25.

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

NOTE 5 - COMPREHENSIVE INCOME (LOSS)

       Comprehensive income (loss) represents all non-owner changes in shareholders' equity and consists of the following:



                                         Thirteen Weeks       Thirteen Weeks      Thirty-Nine Weeks    Thirty-Nine Weeks
                                              Ended                Ended                 Ended                Ended
                                        October 30, 2004     November 1, 2003      October 30, 2004     November 1, 2003
                                       -------------------  -------------------   -------------------  -------------------
Net loss                                     $ (1,103,475)        $ (3,725,111)         $ (4,270,688)        $ (7,579,098)

Other comprehensive income (loss) -
  net unrealized gain on investments                   --                6,759                    --               25,503
                                       -------------------  -------------------   -------------------  -------------------

  Total comprehensive loss                   $ (1,103,475)        $ (3,718,352)         $ (4,270,688)        $ (7,553,595)
                                       ===================  ===================   ===================  ===================


NOTE 6 - CONTINGENCIES

       The Company is involved in legal proceedings in the ordinary course of business. Management believes that the Company has meritorious defenses and that the ultimate resolution of these matters should not have a material adverse effect on the Company's financial position or results of operations; however, management cannot presently predict the outcome of these matters.

NOTE 7 - RELATED PARTY TRANSACTIONS

       Parlux Fragrances, Inc. ("Parlux") owns 378,102 shares, or approximately 13%, of the Company's outstanding common stock. The Nussdorfs own approximately 39% of the Company's outstanding common stock and they are officers and principals of Quality King Distributors, Inc. ("Quality King"). Purchases of product from these related parties were approximately $59.6 million and $32.6 million for the first thirty-nine weeks of fiscal years 2004 and 2003, representing approximately 52% and 37% of the Company's total purchases, respectively. The amount due to these related parties at October 30, 2004 and January 31, 2004, was approximately $29.1 million and $17.4 million, respectively, and is included in accounts payable, affiliates in the accompanying consolidated condensed balance sheets.

       Sales of wholesale merchandise to Quality King were approximately $18.1 million and $8.7 million for the first thirty-nine weeks of fiscal years 2004 and 2003, respectively. Amounts due from Quality King at October 30, 2004, are approximately $0.3 million and are included in trade receivables, net in the accompanying consolidated condensed balance sheets.

NOTE 8 - NON CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                   For the Thirty-Nine Weeks Ended
                                              -------------------------------------------
                                               October 30, 2004        November 1, 2003
                                              -------------------------------------------
Building under capital lease adjustments                $ 463,525              $ 414,630
Decrease in accounts payable in exchange for
     subordinated notes payable - affiliate                    --              5,000,000
Unrealized loss on investments available for sale              --                 25,503


NOTE 9 - SEGMENT INFORMATION

       The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Financial information for these segments is summarized in the following table.

                                         Thirteen Weeks       Thirteen Weeks      Thirty-Nine Weeks    Thirty-Nine Weeks
                                              Ended                Ended                 Ended                Ended
                                        October 30, 2004     November 1, 2003      October 30, 2004     November 1, 2003
                                       -------------------  -------------------   -------------------  -------------------
Net sales to customers:
     Retail                                  $ 41,647,493         $ 41,910,440         $ 124,730,582        $ 124,254,871
     Wholesale                                  9,155,100            6,147,500            18,114,208           11,438,867
                                       -------------------  -------------------   -------------------  -------------------
                                             $ 50,802,593         $ 48,057,940         $ 142,844,790        $ 135,693,738
                                       ===================  ===================   ===================  ===================

Gross profit:
     Retail                                  $ 19,334,925         $ 17,394,333          $ 57,159,070         $ 54,144,300
     Wholesale                                    404,778              585,262               953,323            1,223,517
                                       -------------------  -------------------   -------------------  -------------------
                                             $ 19,739,703         $ 17,979,595          $ 58,112,393         $ 55,367,817
                                       ===================  ===================   ===================  ===================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen weeks Ended October 30, 2004 with the Thirteen weeks Ended November 1, 2003.

       Net sales increased 6% from $48.1 million in the thirteen weeks ended November 1, 2003 to $50.8 million in the thirteen weeks ended October 30, 2004. The increase in sales was primarily due to an increase in Perfumania's wholesale sales from $6.1 million in the thirteen weeks ended November 1, 2003 to $9.2 million in the thirteen weeks ended October 30, 2004. However, there was a decrease in Perfumania's retail sales due to less customer transactions resulting from an increase in retail sales prices. Retail sales prices were increased in order to improve retail gross margins. Perfumania's comparable store sales increased 1% in the thirteen weeks ended October 30, 2004 versus the comparable period in 2003. Comparable store sales measure sales from stores that have been open for one year or more. During both the thirteen weeks ended October 30, 2004, and November 1, 2003, the average number of stores operated was 234. All wholesale sales during the third quarter of fiscal 2004 were made to Quality King.

       Gross profit increased from $18.0 million in the thirteen weeks ended November 1, 2003 (37% of total net sales) to $19.7 million in the thirteen weeks ended October 30, 2004 (39% of total net sales). The 10% increase in gross profit was due to higher sales prices on retail products and an increase in wholesale sales.

       Selling, general and administrative expenses decreased from $19.4 million in the thirteen weeks ended November 1, 2003 to $18.5 million in the thirteen weeks ended October 30, 2004. The 5% decrease was attributable to lower store payroll and employee related costs and improved expense control compared with 2003. Depreciation and amortization was approximately $1.4 million and $1.6 million, respectively in the thirteen weeks ended October 30, 2004 and November 1, 2003.

       As a result of the foregoing, our loss from operations during this period was $0.2 million compared to a loss from operations of $3.1 for the corresponding period of 2003.

       Interest expense, net was approximately $0.6 million for the thirteen weeks ended November 1, 2003 compared with $0.9 million for the thirteen weeks ended October 30, 2004. The increase in interest expense was due to higher interest rates and higher average borrowings for the thirteen weeks ended October 30, 2004 versus the comparable period of 2003.

       As a result of the foregoing, our net loss was $3.7 million in the thirteen weeks ended November 1, 2003 compared to a net loss of $1.1 million in the thirteen weeks ended October 30, 2004. Net loss per share for the thirteen weeks ended in November 1, 2003 and October 30, 2004 was $1.51 and $0.38, respectively.

COMPARISON OF THE THIRTY-NINE WEEKS ENDED OCTOBER 30, 2004 WITH THE THIRTY-NINE WEEKS ENDED NOVEMBER 1, 2003.

       Net sales increased 5% from $135.7 million in the thirty-nine weeks ended November 1, 2003 to $142.8 million in the thirty-nine weeks ended October 30, 2004. The increase in sales was due to a 58% increase in Perfumania's wholesale sales while retail sales were materially unchanged. Perfumania's comparable store sales increased by 1% in the first thirty-nine weeks of fiscal 2004, compared to the first thirty-nine weeks of 2003. Comparable store sales measure sales from stores that have been open for a year or more. During the thirty-nine weeks ended October 30, 2004, the average number of stores operated was 232 versus 236 in the prior year's comparable period.

       Gross profit increased 5% from $55.4 million in the thirty-nine weeks ended November 1, 2003 (41% of total net sales) to $58.1 million in the thirty-nine weeks ended October 30, 2004 (41% of total net sales). As a percentage of net sales, gross profit for retail sales increased from 44% to 46% over the comparable thirty-nine week period of the prior year, due to higher selling prices and lower cost of goods sold. The Company, during the current period has been able to obtain certain merchandise at better prices and quantities from Quality King.

       Selling, general and administrative expenses decreased 2% from $56.9 million in the thirty-nine weeks ended November 1, 2003 to $55.5 million in the thirty-nine weeks ended October 30, 2004. The decrease was attributable to lower store payroll and employee related costs and improved expense control compared with 2003. Depreciation and amortization was approximately $4.5 million in both the thirty-nine weeks ended October 30, 2004 and November 1, 2003.

       Interest expense, net was approximately $1.5 million for the thirty-nine weeks ended November 1, 2003 compared with $2.4 million in the same period of 2004. The increase in interest expense was due to interest incurred on the capital lease of our corporate office and distribution center to which we relocated during the second quarter of fiscal 2003, in addition to higher interest rates and higher average borrowings for the thirty-nine weeks ended October 30, 2004 versus the comparable period of 2003.

       As a result of the foregoing, our net loss decreased from $7.6 million in the thirty-nine weeks ended November 1, 2003, to a net loss of $4.3 million in the thirty-nine weeks ended October 30, 2004. Net loss per share for the thirty-nine weeks ended November 1, 2003 and October 30, 2004 was $3.07 and $1.52, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first thirty-nine weeks of fiscal 2004, these capital requirements generally were satisfied through borrowings under our credit facility.

       At October 30, 2004, we had a working capital deficiency of approximately $6.3 million compared to a working capital deficiency of approximately $9.1 million at January 31, 2004. The decrease was primarily due to the convertible note payable issued to the Nussdorfs offset by the net loss during the current period.

       Net cash used in operating activities during the thirty-nine weeks ended October 30, 2004 was approximately $17.5 million compared with approximately $3.9 million provided by operating activities for the same period in the prior year. The increase in cash used in operating activities was primarily due to a $30.6 million increase in inventories resulting from our decision to increase the levels and assortment of product offerings in Perfumania's retail stores. In addition, there was a decrease in accrued expenses of $3.9 million resulting from payments made in connection with a change in management control, offset by a $17.6 million increase in accounts payable as a result of the increased inventory purchases. With respect to purchases of inventory from related parties, we believe that those purchases are at prices and/or on terms generally better than would otherwise be available from unrelated third parties.

       Net cash used in investing activities was approximately $3.5 million in the thirty-nine weeks ended October 30, 2004, compared to $4.8 million in the thirty-nine weeks ended November 1, 2003. Investing activities represent spending for the renovation of existing stores and new store openings. Approximately $1.1 million of the amount used in investing activities in the thirty-nine weeks ended November 1, 2003 was attributable to the relocation of the Company's corporate office and distribution center to Sunrise, Florida in the second quarter of the fiscal year 2003.

       During the thirty-nine weeks ended October 30, 2004, Perfumania closed 7 stores and opened 12 new stores, versus 11 closures and 7 new stores in the comparative period of 2003. At October 30, 2004, Perfumania operated 236 stores compared to 234 stores as of November 1, 2003. Management's focus is on improving the profitability of existing stores and plans to open 4 additional stores and close 10 stores for the remainder of fiscal year 2004.

       Net cash provided by financing activities during the current period was approximately $20.6 million compared with approximately $0.6 million used for the same period in the prior year. The increase was due primarily to borrowings under our bank line of credit to fund inventory purchases and $5 million in proceeds from a subordinated note payable to an affiliate.

       Perfumania's senior secured credit facility, with GMAC Commercial Credit LLC and Congress Financial Corporation, provides for borrowings of up to $60 million, of which approximately $8.4 million was available at October 30, 2004, and supports normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest depending on the Company's financial ratios ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.50% to 3.75%.

Borrowings are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants and certain key ratios, as defined by the lender. As of October 30, 2004, Perfumania was in compliance with its covenant requirements.

       On December 9, 2004, we issued a subordinated convertible note (the "Convertible Note") to the Nussdorfs in exchange for the $5 million subordinated secured demand note payable, affiliate, that they currently hold. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note is payable in January 2007 and allows the Nussdorfs to convert the Convertible Note into shares of our common stock at a conversion price of $11.25.

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

ITEM  3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

       During the quarter ended October 30, 2004, there have been no material changes in the information about our market risks as of January 31, 2004 as set forth in Item 7A of the 2003 Form 10-K.

ITEM  4. CONTROLS AND PROCEDURES

       Our Chief Executive Officer and Chief Financial Officer have evaluated our disclosure controls and procedures and have concluded that, as of October 30, 2004, our disclosure controls and procedures are effective for gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934. There have been no changes in our internal control over financial reporting during the quarter ended October 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                                   E COM VENTURES, INC.
                                   ---------------------------------------------
                                             (Registrant)

Date: December  10, 2004       By: /s/ Michael W. Katz
                                   ---------------------------------------------
                                   Michael W. Katz
                                   Chief Executive Officer and President

                               By: /s/ A. Mark Young
                                   ---------------------------------------------
                                   A. Mark Young
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)