Form 10-K
period 2005-01-29
E COM VENTURES INC
filed 2005-04-29
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 29, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _________ to _________


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

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $10.6 million as of July 30, 2004, based on a market price of $9.06 per share. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

      The number of shares outstanding of the Registrant's common stock as of April 22, 2005: 2,941,935 shares

                       Documents Incorporated By Reference

      Portions of the Registrant's definitive proxy statement for its 2005 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended January 29, 2005, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K

------------

                                TABLE OF CONTENTS

ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

1.    Business                                                                3
2.    Properties                                                              9
3.    Legal Proceedings                                                       9
4.    Submission of Matters to a Vote of Security Holders                     9


                                     PART II

5.    Market  for  Registrant's  Common  Equity,  Related  Stockholder
      Matters and Issuer Purchases of Equity Securities                      10
6.    Selected Financial Data                                                12
7.    Management's  Discussion and Analysis of Financial Condition and
      Results of Operations                                                  13
7A.   Quantitative and Qualitative Disclosures About Market Risk             23
8.    Financial Statements and Supplementary Data                            24
9.    Changes in and Disagreements  with Accountants on Accounting and
      Financial Disclosure                                                   42
9A.   Controls and Procedures                                                42
9B.   Other Information                                                      42

                                    PART III

10.   Directors and Executive Officers of the Registrant                     42
11.   Executive Compensation                                                 42
12.   Security  Ownership of Certain  Beneficial Owners and Management
      and Related Stockholder Matters                                        42
13.   Certain Relationships and Related Transactions                         42
14.   Principal Accountant Fees and Services                                 42

                                     PART IV

15.   Exhibits and Financial Statement Schedules                             43

                                     PART I.

ITEM 1. BUSINESS

GENERAL

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

      Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of January 29, 2005, Perfumania operated a chain of 223 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company's more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

      Perfumania operates its wholesale business directly. It operates its retail business through Magnifique Parfumes and Cosmetics, Inc. ("Magnifique"), a wholly-owned subsidiary of Perfumania, although the stores are generally operated under the name Perfumania as described below under "Trade Name and Service Mark." Perfumania's retail stores are generally located in regional malls, manufacturers' outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 29, 2005, January 31, 2004, and February 1, 2003 were 223, 232 and 238, respectively.

      Sales of perfumania.com are included within those of our retail business in this Form 10-K. For ease of reference in this Form 10-K, our retail and wholesale business are referred to as divisions. See Item 6 for Selected Financial Data by division.

      Our executive offices are located at 251 International Parkway, Sunrise, Florida 33325, our telephone number is (954) 335-9100, our retail internet address is www.perfumania.com. and our business internet address is www.ecomv.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. In addition, we have made our Code of Business Conduct and Ethics available through our website under "about ECOMV - corporate compliance." The reference to our website does not constitute incorporation by reference of the information contained on our website, and the information contained on the website is not part of this Form 10-K.

      The Company's fiscal year ends on the Saturday closest to January 31. Fiscal year 2004 ended on January 29, 2005, fiscal year 2003 ended on January 31, 2004 and fiscal year 2002 ended on February 1, 2003. Each of the fiscal years presented contain fifty-two weeks.

RETAIL DIVISION

STRATEGY

      Each of Perfumania's retail stores generally offers approximately 175 different brands of fragrances for women and men at prices up to 75% below the manufacturer's suggested retail prices. Stores stock brand name and designer brands such as Estee Lauder(R), Fendi(R), Yves Saint Laurent(R), Fred Hayman(R), Calvin Klein(R), Giorgio Armani(R), Gucci(R), Ralph Lauren/Polo(R), Perry Ellis(R), Liz Claiborne(R), Giorgio(R), Hugo Boss(R), Halston(R), Christian Dior(R), Chanel(R) and Cartier(R). Perfumania also carries a private label line of bath & body treatment products under the name Jerome Privee(R).

      The cornerstone of Perfumania's marketing philosophy is customer awareness that its stores offer an extensive assortment of brand name and designer fragrances at discount prices. Perfumania posts highly visible price tags in its stores, listing both the manufacturers' suggested retail prices and Perfumania's discounted prices to enable customers to make price comparisons. In addition, we utilize sales promotions such as "gift with purchase" and "purchase with purchase" offers. From time to time, we test market in our stores additional specialty gift items.

      Perfumania's stores are "full-service" stores. Accordingly, store personnel are trained to establish personal rapport with customers, to identify customer preferences with respect to both product and price range, and to successfully conclude a sale. Management believes that attentive personal service and knowledgeable sales personnel are key factors to the success of Perfumania's retail stores. Perfumania's store personnel are compensated on a salary plus bonus basis. Perfumania has several bonus programs that provide incentives for store personnel to sell merchandise which have higher profit margins. In addition, to provide an incentive to reduce expenses and increase sales, regional and district managers are eligible to receive a bonus if store profitability and operational goals are met. Management believes that a key component of Perfumania's ability to increase profitability will be its ability to hire, train and retain store personnel and district managers. Perfumania conducts comprehensive training programs for store associates, designed to achieve higher levels of customer satisfaction.

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

INFORMATION SYSTEMS

      Perfumania has an integrated information system including retail outlet and corporate systems. Perfumania.com has a completely integrated e-commerce system. These systems encompass every significant phase of our operations and provide information for planning, purchasing, pricing, distribution, finance and human resource decisions. E-mail and other information are communicated between the corporate office and store locations through an enterprise-wide Intranet. Daily compilation of sales, gross margin, and inventory levels enables management to analyze profitability and sell-through by item and product line as well as monitor the success of sale promotions. Inventory is tracked through its entire life cycle. During fiscal year 2003, a new point of sale system was implemented in all stores. This system enabled improved communication, pricing and promotion programs, time and attendance reporting, and enhanced inventory control.

STORE LOCATION AND EXPANSION

      Perfumania's stores are located in 34 states, the District of Columbia and Puerto Rico, including 41 locations in Florida, 19 in both New York and California, 17 in Texas and 16 in Puerto Rico. Perfumania's current business strategy focuses on maximizing sales by raising the average dollar sale per transaction, reducing expenses at existing stores, selectively closing under-performing stores and on a limited basis, opening new stores in proven geographic markets. When opening new stores, Perfumania seeks locations primarily in regional and manufacturers' outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates whether to open additional stores in markets where it already has a presence or whether to expand into additional markets that it believes have a population density to support a cluster of stores.

      In fiscal years 2004, 2003 and 2002, Perfumania opened 14 stores, 11 stores and 4 stores, respectively. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. During fiscal years 2004, 2003 and 2002, Perfumania closed 27 stores, 17 and 13 stores, respectively. For fiscal year 2005, Perfumania will continue to focus on improving the profitability of its existing stores and management expects to open approximately 25 stores and close approximately 4 stores.

WHOLESALE DIVISION

      During fiscal year 2004 Perfumania distributed fragrances on a wholesale basis primarily to Quality King Distributors, Inc. ("Quality King"). During fiscal years 2003 and 2002, the wholesale division sold to approximately 5 customers. Our current President and Chief Executive Officer, Michael Katz and our principal shareholders, Stephen Nussdorf, the Chairman of our Board of Directors and Glenn Nussdorf, his brother, are affiliates of Quality King. Quality King accounted for 100%, 81% and 47% of net wholesale sales during fiscal years 2004, 2003 and 2002, respectively. See further discussion at Note 5 to our Consolidated Financial Statements included in Item 8, hereof.

PERFUMANIA.COM

      Perfumania.com provides a number of advantages for retail fragrance sales. Our Internet site enables us to display a larger number of products than traditional store-based or catalog sellers. In addition, the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility. Our Internet site benefits from the ability to reach a large group of customers from a central location. Additionally, we can also obtain demographic and behavioral data of customers, increasing opportunities for direct marketing and personalized services. Because brand loyalty is a primary factor influencing a fragrance purchase, we believe the ability to physically sense the fragrance product is not critical to the purchasing decision. Perfumania.com's online store provides its customers with value, selection, pricing and convenience.

CHANGE OF CONTROL

      Effective January 30, 2004, Ilia Lekach, the Company's then Chairman of the Board and Chief Executive Officer, and several other parties controlled by Mr. Lekach and his wife Deborah Lekach (collectively, "Lekach"), entered into an option agreement (the "Nussdorf Option Agreement") with Stephen Nussdorf and Glenn Nussdorf (the "Nussdorfs"), pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of the Company's common stock beneficially owned by Lekach, for a purchase price of $12.70 per share, exercisable at various dates.

      As of May 10, 2004, Mr. Lekach had exercised his options from the Company to acquire 443,750 shares and the Nussdorfs had acquired all 720,954 shares pursuant to the Nussdorf Option Agreement. Currently, the Nussdorfs own an aggregate of 1,113,144 shares of the Company's common stock outstanding. The Nussdorfs also collectively have the right to acquire an additional 444,445 shares of the Company's common stock upon conversion of their Convertible Debenture. See further discussion in Note 5 to our Consolidated Financial Statements.

SOURCES OF SUPPLY

      During fiscal years 2004 and 2003, Perfumania purchased fragrances from approximately 120 and 100 different suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on a favorable available combination of prices, credit terms, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania's purchases from its various suppliers change constantly. As is customary in the fragrance industry, Perfumania has no long-term or exclusive contracts with suppliers.

      Approximately 27% and 5% of Perfumania's total merchandise purchased in fiscal years 2004 and 2003, respectively, was from our affiliate, Quality King. Approximately 26% and 23% of Perfumania's total merchandise purchased in fiscal years 2004 and 2003, respectively, was from another affiliate, Parlux Fragrances, Inc. ("Parlux"), a manufacturer and distributor of prestige fragrances and related beauty products. Ilia Lekach, our former Chairman of the Board and Chief Executive Officer and one of our principal shareholders with approximately 10% of our outstanding common stock, is the Chairman of the Board and Chief Executive Officer of Parlux which also owns approximately 13% of our outstanding common stock. No other supplier accounted for more than 10% of our merchandise purchases during 2004 or 2003.

      A portion of Perfumania's merchandise is purchased from secondary sources such as distributors, wholesalers, importers and retailers. Merchandise purchased from secondary sources includes trademarked and copyrighted products that were manufactured in the United States, sold to foreign distributors and then re-imported into the United States, as well as trademarked and copyrighted products manufactured and intended for sale in foreign countries. From time to time, U.S. trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings, based on U.S. Customs Service regulations or trademark or copyright laws, seeking to halt the importation into the United States of such "gray market" merchandise or to restrict its resale in the United States, and some of these actions have been successful. However, the U.S. courts remain divided on the extent to which trademark, copyright or other existing laws or regulations can be used to restrict the importation or sale of "gray market" merchandise. In addition, from time to time federal legislation to restrict the importation or sale of "gray market" merchandise has been proposed, but no such legislation has been adopted.

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

DISTRIBUTION

      Perfumania utilizes independent national trucking companies to deliver merchandise to its stores. Retail store deliveries generally are made weekly, with more frequent deliveries during the holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. To expedite delivery of merchandise to its customers, Perfumania sometimes instructs its suppliers to ship merchandise directly to wholesale division customers. Sales of perfumania.com are shipped through national carriers and are typically delivered within a few days of being ordered.

COMPETITION

      Retail and wholesale perfume businesses are highly competitive. Perfumania's retail competitors include department stores, regional and national retail chains, independent drug stores, duty-free shops and other specialty retail stores. We believe Perfumania is the largest specialty retailer of discounted fragrances in the United States in terms of number of stores. Some of Perfumania's competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania's stores compete on the basis of selling price, promotions, customer service, merchandise variety, store location and ambiance. Perfumania believes that its perfumery concept, full-service sales staff, discount prices, large and varied selection of brand name and designer fragrances and attractive shopping environment are important to its competitive position.

      Perfumania's wholesale division competes directly with other perfume wholesalers and perfume manufacturers, some of which have substantially greater resources or merchandise variety than Perfumania. The wholesale division competes principally on the basis of merchandise selection, price and availability.

EMPLOYEES

      At January 29, 2005, we had 1,363 employees, of whom 1,202 were employed in Perfumania's retail stores, 59 were employed in Perfumania's warehouse and distribution operations and 102 were employed in executive, administrative and other positions. Temporary and part-time employees are added between Thanksgiving and Christmas. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

TRADE NAME AND SERVICE MARK

      Perfumania's stores use the trade name and service mark Perfumania(R); Perfumania also operates under the trade names, Also Perfumania, Class Perfumes, Touch at Perfumania, Perfumania Too and Perfumania Plus. Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark
Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

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

      As of February 1, 2003, the market price for Nimbus' common stock was below the Company's average cost per share of $4.13. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company recorded a non-cash-charge of approximately $700,000 in realized loss on investments on the consolidated statement of operations for fiscal year 2002.

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

We could face liquidity and working capital constraints if we are unable to generate sufficient cash flows from operations

      If we are unable to  generate  sufficient  cash flows from  operations  to
service  our   obligations,   we  could  face  liquidity  and  working   capital
constraints, which could adversely impact our future operations and growth.

Failure to comply with covenants in our existing credit facility could result in our inability to borrow additional funds

      Our credit facility requires us to maintain compliance with various financial covenants. Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not be in compliance with the covenants and might not be allowed to borrow under the credit facility. If we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing shareholders. We cannot assure that we could obtain replacement credit facilities on favorable terms or at all. Without a source of financing, we could experience cash flow difficulties and be forced to curtail our then current operations.

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

Perfumania's business is subject to seasonal fluctuations, which could lead to fluctuations in our stock price

      Perfumania has historically experienced and expects to continue experiencing higher sales in the fourth fiscal quarter than in the first three fiscal quarters. Purchases of fragrances as gift items increase during the Holiday season, which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below expectations of stock market analysts, our stock price might decline. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions and general economic conditions. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores.

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

Perfumania purchases merchandise from related parties, which may cause a conflict of interest

      Approximately 53% and 28%, respectively, of Perfumania's total merchandise purchased in fiscal years 2004 and 2003 were from our affiliates Quality King and Parlux. While we believe the terms of these purchases are more favorable to us than the terms of third party arrangements, there may be a conflict of interest between our interest in purchasing at the best price and those of our principal shareholders and affiliates in obtaining the best price for their respective companies.

Perfumania needs to successfully manage its growth

      Perfumania may not be able to sustain growth in revenues. Perfumania's growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. It is possible that Perfumania's new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations.

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

      o the operating and stock price performances of other companies that investors may deem comparable to us; and

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

The loss of or disruption in our distribution facility could have a material adverse effect on our sales

      We currently have one distribution facility, which is located in Sunrise, Florida. The loss of, or damage to this facility, as well as the inventory stored therein, would require us to find replacement facilities and assets. In addition, weather conditions, such as natural disasters, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows.

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

ITEM 2. PROPERTIES

      Our executive offices and distribution center are located in a 179,000 square foot facility in Sunrise, Florida. The facility is leased through December 2017 pursuant to a lease which currently provides for monthly rent of approximately $82,000 with specified increases.

      All of Perfumania's retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of utility charges, insurance premiums, real estate taxes and certain other costs. Some of Perfumania's leases permit the termination of the lease if specified minimum sales levels are not met. See Note 11 to our Consolidated Financial Statements included in Item 8 hereof, for additional information with respect to our store leases.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 14, 2004, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Michael W. Katz, Stephen Nussdorf, Carole Ann Taylor, Joseph Bouhadana, and Paul Garfinkle to the Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent auditors. The following table reflects the results of the meeting:

    ELECTION OF DIRECTORS:
    ---------------------

                           SHARES        SHARES VOTED        SHARES VOTED     ABSTAIN/
     TOTAL                 VOTED             FOR               AGAINST        WITHHELD        NON-VOTES
----------------           -----          ----------        -------------    ---------        ---------
Michael W. Katz          2,316,120        2,278,782               --           37,338           93,211

Stephen Nussdorf         2,316,120        2,308,646               --            7,474           93,211

Carole Ann Taylor        2,316,120        2,314,396               --            1,724           93,211

Joseph Bouhadana         2,316,120        2,308,596               --            7,524           93,211

Paul Garfinkle           2,316,120        2,314,446               --            1,674           93,211

RATIFICATION OF AUDITORS:
------------------------

                           SHARES        SHARES VOTED       SHARES VOTED     ABSTAIN/
     TOTAL                 VOTED             FOR               AGAINST        WITHHELD        NON-VOTES
----------------           -----          ----------        -------------    ---------        ---------
Ratify Appointment of    2,316,120         2,314,030           2,090              --            93,211
Deloitte & Touche LLP

      On February 6, 2004, Miles Raper, Donovan Chin and Daniel Bengio resigned as members of the Company's Board of Directors, and Stephen Nussdorf, Paul Garfinkle and Michael W. Katz were elected to the Company's Board of Directors. Effective February 10, 2004, Mr. Lekach's employment with the Company was terminated and Mr. Lekach ceased serving as an employee and officer of the Company. In addition, on February 10, 2004, Mr. Lekach resigned from the Board of Directors and Stephen L. Nussdorf was appointed the Company's Chairman of the Board and Michael W. Katz was appointed the Company's President and Chief Executive Officer.

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

      Our common stock is traded on the NASDAQ Stock Market under the symbol ECMV. The following table sets forth the high and low closing sales prices for our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

                  FISCAL 2004           HIGH            LOW
                -----------------      --------      ---------

                First Quarter           $14.70          $9.92
                Second Quarter           12.16           6.85
                Third Quarter            12.04           8.35
                Fourth Quarter           15.42          10.02


                  FISCAL 2003             HIGH            LOW
                -----------------      --------      ---------

                First Quarter            $5.00          $2.61
                Second Quarter           12.00           2.60
                Third Quarter            15.69           9.92
                Fourth Quarter           15.50          11.00


      As of April 19, 2005, there were 63 holders of record which excluded common stock held in street name. The closing sales price for the common stock on April 19, 2005 was $12.00 per share.

REVERSE STOCK-SPLIT

      Our Board of Directors authorized a one-for-four reverse stock-split of our outstanding shares of common stock for shareholders of record on March 20, 2002. Accordingly, all share and per share data shown in this Form 10-K for periods ended prior to March 20, 2002 have been retroactively adjusted to reflect this reverse stock split.

DIVIDEND POLICY

      We have not declared or paid any dividends on our common stock and do not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion. Perfumania is prohibited from paying cash dividends under its line of credit agreement with GMAC Commercial Finance LLC and Congress Financial Corporation.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information as of January 29, 2005, with respect to our compensation plans under which our equity securities are authorized for issuance.


                                                                                        Number of securities
                                                                                         remaining available
                                                                                         for future issuance
                                    Number of securities        Weighted-average            under equity
                                      to be issued upon        exercise price of         compensation plans
                                         exercise of              outstanding           excluding securities
                                    outstanding options,       options, warrants         reflected in column
                                     warrants and rights           and rights                  (a)(1)
                                    ----------------------    ---------------------    ------------------------
     Plan Category:                          (a)                      (b)                        (c)
     Equity compensation plans
       approved by stockholders                   212,032                    $9.46                     494,697
     Equity compensation plans
       not approved by
       stockholders                                    --                       --                          --
                                    ----------------------    ---------------------    ------------------------

     Total                                        212,032                    $9.46                     494,697
                                    ----------------------    ---------------------    ------------------------


(1)   The  number  of  shares   available  under  our  2000  Stock  Option  Plan
      automatically increases each year by 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data presented below should be read in conjunction with such financial statements and related notes.

      Our fiscal year ends on the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 2004 refers to the fiscal year that began on February 1, 2004 and ended on January 29, 2005. All fiscal years presented below contain fifty-two weeks, except fiscal year 2000, which contains fifty-three weeks.

                                                                             FISCAL YEAR ENDED
                                                -------------------------------------------------------------------------------
                                                JANUARY 29,      JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,      FEBRUARY 3,
                                                   2005             2004             2003             2002             2001
                                                -----------      -----------      -----------      -----------      -----------
                                                             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, retail division                      $   201,425      $   198,479      $   199,369      $   184,142      $   185,371
Net sales, wholesale division                        23,578           14,089            2,145            9,210           21,199
                                                -----------      -----------      -----------      -----------      -----------
  Total net sales                                   225,003          212,568          201,514          193,352          206,570
                                                -----------      -----------      -----------      -----------      -----------
Gross profit, retail division                        90,049           81,923           84,159           78,468           79,218
Gross profit, wholesale division                      1,288            1,454              435            1,767            4,216
                                                -----------      -----------      -----------      -----------      -----------
  Total gross profit                                 91,337           83,377           84,594           80,235           83,434
                                                -----------      -----------      -----------      -----------      -----------
Selling, general and administrative expenses         78,521           82,297           76,178           72,918           79,884
Provision for doubtful accounts                          --               --               --               55               55
Change of control expenses                               --            4,931               --               --               --
Provision for receivables from affiliate                 --               --            1,961               --               --
Provision for impairment of assets
  and store closings                                    314              593              663              727           22,894
Depreciation and amortization                         5,875            6,103            6,024            6,825            5,819
                                                -----------      -----------      -----------      -----------      -----------
  Total operating expenses                           84,710           93,924           84,826           80,525          108,652
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) from operations                         6,627          (10,547)            (232)            (290)         (25,218)
Other income (expense)

  Interest expense, net                              (3,326)          (2,153)          (1,883)          (3,095)          (8,179)
  Share of loss of partially-owned affiliate             --               --               --               --           (1,388)
  Gain on sale of affiliate's common stock               --               --               --               --           33,399
  Realized loss on investments                           --             (172)            (711)              --           (4,819)
  Miscellaneous (expense) income, net                    --               --               --              (18)              85
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes                     3,301          (12,872)          (2,826)          (3,403)          (6,120)
Benefit (provision) for income taxes                   (150)              --               --              211               --
                                                -----------      -----------      -----------      -----------      -----------
Net income (loss)                               $     3,151      $   (12,872)     $    (2,826)     $    (3,192)     $    (6,120)
                                                ===========      ===========      ===========      ===========      ===========

Weighted average shares outstanding:
  Basic                                           2,832,107        2,454,340        2,528,326        2,420,467        2,360,456
  Diluted                                         3,001,844        2,454,340        2,528,326        2,420,467        2,360,456

Basic income (loss) per share                   $      1.11      $     (5.24)     $     (1.12)     $     (1.32)     $     (2.59)
Diluted income (loss) per share                 $      1.06      $     (5.24)     $     (1.12)     $     (1.32)     $     (2.59)

SELECTED OPERATING DATA:
Number of stores open at end of period                  223              232              238              247              257
Comparable store sales increase                         1.8%             1.1%            10.2%             2.5%            16.9%

BALANCE SHEET DATA:
Working capital (deficiency)                    $     2,240      $    (9,090)     $     1,804      $     2,760      $     7,015
Total assets                                        107,817           92,463          103,423          102,559          107,329
Long-term debt, less current portion                 12,972            7,746            7,752            5,204           11,531
Total shareholders' equity                           15,060           10,222           21,853           22,603           26,395

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

      The presentation of this transaction was revised in the fiscal 2003 10-K from the previously reported amounts to reflect the accounting treatment that would result from using the quoted market price of the EDC shares on the acquisition date rather than the appraised value as the more clearly evident indicator of the value of the transaction. The market price of EDC shares on the acquisition date was $70.25 per share and would have valued perfumania.com in the aggregate at approximately $28.1 million resulting in an increase in the gain on the sale of affiliate's common stock of $23.4 million, an increase in the acquisition price from $5.4 million to $28.8 million, and the recognition of additional goodwill of $23.4 million at the time of the transaction. Based on the results of the independent appraisal of the value of perfumania.com using the discounted cash flow method, goodwill would have been impaired by $23.4 million. Gross profit and net income remained unchanged for the fiscal year ended February 3, 2001.

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

      The following table sets forth items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

                             PERCENTAGE OF NET SALES

                                                                     FISCAL YEAR
                                                           2004         2003         2002
                                                          ------       ------       ------
Net sales, retail division ..........................       89.5%        93.4%        98.9%
Net sales, wholesale division .......................       10.5          6.6          1.1
                                                          ------       ------       ------
  Total net sales ...................................      100.0        100.0        100.0
                                                          ------       ------       ------
Gross profit, retail division .......................       40.0         38.5         41.8
Gross profit, wholesale division ....................        0.6          0.7          0.0
                                                          ------       ------       ------
  Total gross profit ................................       40.6         39.2         42.0
                                                          ------       ------       ------
Selling, general and administrative expenses ........       34.9         38.7         37.8
Change of control expenses ..........................        0.0          2.3          0.0
Provision for impairment of receivable from affiliate        0.0          0.0          1.0
Provision for impairment of assets and store closings        0.1          0.3          0.3
Depreciation and amortization .......................        2.6          2.9          3.0
                                                          ------       ------       ------
  Total operating expenses ..........................       37.6         44.2         42.1
                                                          ------       ------       ------
Income (loss) from operations before other expense ..        2.9         (5.0)        (0.1)
                                                          ------       ------       ------

Other expense:
  Interest expense, net .............................       (1.5)        (1.0)        (0.9)
  Realized loss on investments ......................        0.0         (0.1)        (0.4)
                                                          ------       ------       ------
Loss before income taxes ............................        1.5         (6.0)        (1.4)
(Provision) benefit from income taxes ...............       (0.1)         0.0          0.0
                                                          ------       ------       ------
Net income (loss) ...................................        1.4%        (6.1)%       (1.4)%
                                                          ------       ------       ------

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

COMPARISON OF FISCAL YEARS 2004 AND 2003

Revenues:

                                                          For the year ended
                          -----------------------------------------------------------------------------------
                                                           ($ in thousands)

                                               Percentage
                                                   of                             Percentage      Percentage
                          January 29, 2005      Revenues      January 31, 2004    of Revenues      Increase
                          -----------------    -----------    -----------------   ------------    -----------
Wholesale                          $23,578          10.5%              $14,089           6.6%          67.4%

Retail                             201,425          89.5%              198,479          93.4%           1.5%
                          -----------------    -----------    -----------------   ------------    -----------

Total Revenues                    $225,003         100.0%             $212,568         100.0%           5.9%
                          -----------------    -----------    -----------------   ------------    -----------


      In fiscal year 2004 net sales increased for both wholesale and retail sales. The increase in wholesale sales was due to purchases made by Quality King. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King. Overall retail sales increased by 1.5% and comparable store sales increased by 1.8%. Comparable store sales measure the sales from stores that have been open for one year or more. The average number of stores operated decreased from 235 during fiscal year 2003 to 230 in fiscal year 2004 primarily due to the closure of older, underperforming stores. We believe that Perfumania's retail sales were negatively impacted in fiscal year 2004 by the overall soft United States economy earlier in the year and management transition following the change in control. However, the later months of fiscal 2004 were improved due to greater availability of merchandise brands, quantity of product and as new management programs, which are discussed below, took effect.


Cost of Goods Sold:

                                              For the year ended
                         -------------------------------------------------------------
                                               ($ in thousands)

                                                                        Percentage
                                                                         Increase
                          January 29, 2005      January 31, 2004        (Decrease)
                         -------------------   -------------------    ----------------
Wholesale                           $22,291               $12,635               76.4%

Retail                              111,376               116,556              (4.4%)
                         -------------------   -------------------    ----------------

Total cost of goods
sold                               $133,667              $129,191                3.5%
                         -------------------   -------------------    ----------------

Gross Profit:

                                             For the year ended
                         -------------------------------------------------------------
                                              ($ in thousands)
                                                                       Percentage
                                                                        Increase
                          January 29, 2005    January 31, 2004         (Decrease)
                         -------------------  ------------------   -------------------
Wholesale                            $1,288              $1,454                (11.4%)

Retail                               90,049              81,923                  9.9%
                         -------------------  ------------------   -------------------

Total gross profit                  $91,337             $83,377                  9.5%
                         -------------------  ------------------   -------------------

       Gross profit for the retail division increased principally as a result of lower cost of inventory purchases and marginal adjustments to sales prices. Total gross profit increased as a result of higher sales and profit margins in the retail division offset by higher sales and lower profit margins in the wholesale division.


Gross Profit Margin Percentages:

                                   For the year ended
                          ---------------------------------------

                           January 29, 2005    January 31, 2004
                          -------------------  ------------------

Wholesale                               5.6%               10.3%
Retail                                 44.7%               41.3%

Gross profit margin                    40.6%               39.2%


      The decrease in gross margin on wholesale sales resulted from an increase in the cost of the wholesale goods which were sold to Quality King. We were unable to offset this higher cost by increasing sales prices to Quality King. See Note 5 to our Consolidated Financial Statements for further discussion.

Operating Expenses and Income (loss) from Operations:

                                                          For the year ended
                                      ------------------------------------------------------------
                                                           ($ in thousands)

                                                                                   Percentage
                                                             January 31,            Increase
                                      January 29, 2005          2004               (Decrease)
                                      -----------------    ----------------    -------------------
Selling, general and
administrative                                 $78,521             $82,297                 (4.6%)

Change of control expenses                          --               4,931                   --

Asset impairment charges                           314                 593                (47.1%)

Depreciation and amortization                    5,875               6,103                 (3.7%)
                                      -----------------    ----------------    -------------------

Total operating expenses                        84,710              93,924                 (9.8%)
                                      -----------------    ----------------    -------------------

Income (loss) from operations                   $6,627            ($10,547)                  --
                                      -----------------    ----------------    -------------------


      The decrease in selling, general and administrative expenses is attributable primarily to lower store associate compensation costs, better control of store operating costs and a result of the reduction of our average number of stores. During fiscal 2004 we improved our method of scheduling store associates, modified our sales incentive programs and refocused our advertising and promotional efforts at lower costs. The majority of our selling, general and administrative expenses relate to the retail division.

      Change of control  expenses  described in the  comparison  of fiscal years
2003 and 2002 did not affect fiscal 2004. The asset impairment charges in both fiscal years relate to retail store locations with negative cash flows that were either closed or targeted for closure. The asset impairment charges were reduced as we do not expect more than 4 closures during fiscal year 2005.

Other Expense:


                                                    For the year ended
                              ------------------------------------------------------------
                                                     ($ in thousands)

                                                                           Percentage
                                                                            Increase
                              January 29, 2005     January 31, 2004        (Decrease)
                              ------------------   -----------------    ------------------
Interest expense, net                    $3,326              $2,153                 54.5%

Loss on investments                          --                 172                   --
                              ------------------   -----------------    ------------------

Total other expense                      $3,326              $2,325                 43.1%
                              ------------------   -----------------    ------------------


      The increase in interest expense resulted from higher loan balances on our new expanded revolving line of credit, higher interest rates and a new $5 million convertible note payable to the Nussdorfs.


Provision for Income Taxes:

                                                     For the year ended
                                -------------------------------------------------------------
                                                      ($ in thousands)

                                   January 29,                                Percentage
                                     2005           January 31, 2004           Increase
                                ----------------    ------------------    -------------------
Provision for income taxes             $150,000                 --                     --

      The tax provision resulted primarily from alternative minimum taxes due to the utilization of net operating loss carry forwards.


Net Income (Loss):

                                             For the year ended
                        -------------------------------------------------------------
                                              ($ in thousands)

                                                                      Percentage
                        January 29, 2005     January 31, 2004          Increase
                        -----------------    -----------------    -------------------
Net Income (loss)                 $3,151            ($12,872)                  --


      As a result of our increase in sales and gross profit and the reduction in expenses described above, we realized net income compared to a net loss in the prior year.

COMPARISON OF FISCAL YEARS 2003 AND 2002

Revenues:

                                                                For the year ended
                          -----------------------------------------------------------------------------------------------
                                                                 ($ in thousands)

                                                                                                            Percentage
                                                 Percentage                             Percentage of        Increase
                          January 31, 2004       of Revenues      February 1, 2003         Revenues         (Decrease)
                          ------------------    --------------    ------------------    ---------------    --------------
Wholesale                           $14,089              6.6%                $2,145               1.1%            556.8%

Retail                              198,479             93.4%               199,369              98.9%            (0.4)%
                          ------------------    --------------    ------------------    ---------------    --------------

Total Revenues                     $212,568            100.0%              $201,514             100.0%              5.5%
                          ------------------    --------------    ------------------    ---------------    --------------


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

Cost of Goods Sold:


                                            For the year ended
                          -----------------------------------------------------
                                             ($ in thousands)

                                                                   Percentage
                                                                    Increase
                          January 31, 2004     February 1, 2003    (Decrease)
                          -----------------    -----------------  -------------

Wholesale                          $12,635               $1,710         638.9%

Retail                             116,556              115,210           1.2%
                          -----------------    -----------------  -------------

Total cost of goods sold          $129,191             $116,920          10.5%
                          =================    =================  =============


Gross Profit:

                                            For the year ended
                          ------------------------------------------------------
                                             ($ in thousands)

                                                                    Percentage
                                                                     Increase
                          January 31, 2004     February 1, 2003     (Decrease)
                          -----------------    -----------------   -------------

Wholesale                           $1,454                 $435          234.3%

Retail                              81,923               84,159          (2.7)%
                          -----------------    -----------------   -------------

Total gross profit                 $83,377              $84,594          (1.4)%
                          -----------------    -----------------   -------------


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


Gross Profit Margin Percentages:


                                  For the year ended
                          ------------------------------------

                            January 31,         February 1,
                               2004                2003
                          ----------------    ----------------

Wholesale                           10.3%               20.3%
Retail                              41.7%               43.0%

Gross profit margin                 39.2%               42.0%


      The decrease in wholesale gross profit margins was primarily attributable to larger number of units per wholesale transaction in fiscal 2004 compared to fiscal 2003. Large unit orders yield lower margins than small orders.

Operating Expenses and Loss from Operations:

                                                       For the year ended
                                   ------------------------------------------------------------
                                                         ($ in thousands)

                                                                                Percentage
                                                                                 Increase
                                   January 31, 2004     February 1, 2003        (Decrease)
                                   ------------------   -----------------    ------------------
Selling, general and
administrative                          $82,297               $76,178                 8.0%

Change of control expenses                4,931                    --                  --

Asset impairment charges                    593                   663               (10.6%)

Receivable impairment
amortization                                 --                 1,961                  --

Depreciation and amortization             6,103                 6,024                 1.3%
                                        -------               -------             -------

Total operating expenses                 93,924                84,826                10.7%
                                        -------               -------             -------

Loss from operations                    $10,547               $   232              4446.1%
                                        -------               -------             -------

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

Other Expense:

                                          For the year ended
                        -------------------------------------------------------
                                           ($ in thousands)

                                                                   Percentage
                                                                    Increase
                        January 31, 2004     February 1, 2003      (Decrease)
                        -----------------    -----------------    -------------

Interest expense                  $2,179               $2,072             5.2%

Loss on investments                  172                  711          (75.8)%
                        -----------------    -----------------    -------------

Total other expense               $2,351               $2,783          (15.5)%
                        =================    =================    =============


      The increase in interest expense was primarily due to lower interest incurred on the capital lease for our corporate office and distribution center to which we relocated in the second quarter of fiscal year 2003.

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


Net Loss:


                                         For the year ended
                       -------------------------------------------------------
                                          ($ in thousands)

                                                                  Percentage
                       January 31, 2004     February 1, 2003       Increase
                       -----------------    -----------------    -------------

Net Loss                        $12,872               $2,826           355.5%


      As a result of the foregoing our net loss was increased as indicated above.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements for operating purposes are to fund Perfumania's inventory purchases, renovate existing stores and selectively open new stores. During fiscal years 2004 and 2003, we financed these requirements primarily through cash flows from operations, borrowings under our line of credit, issuance of convertible notes and other short-term borrowings. We believe we will have adequate liquidity in fiscal year 2005 to operate our business and to meet our cash requirements.

      A summary of our cash flows is as follows:

                                                      For the year ended
                                                       January 29, 2005
                                                     ---------------------
                                                       ($ in thousands)

Summary Cash Flow Information:
Cash used in operating activities                              $  (4,369)
Cash used in investing activities                                 (4,148)
Cash provided by financing activities                               7,806
                                                     ---------------------
  Decrease in cash and cash equivalents                             (711)

Cash and cash equivalents, February 1, 2004                         1,961
                                                     ---------------------
Cash and cash equivalents. January 29, 2005                      $  1,250
                                                     ---------------------


      In May 2004, we entered into a three-year amended and restated senior secured credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation. The line of credit provides for borrowings of up to $60 million, increased from $40 million in our previous credit facility, of which $31.5 million was outstanding under our line of credit and $12.6 million was available as of January 29, 2005, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. As of January 29, 2005, we were in compliance with all covenant requirements.

      In March 2004, the Nussdorfs made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bore interest at the prime rate plus 1%, required quarterly interest payments and was secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. On December 9, 2004, we issued a Subordinated Convertible Note (the "Convertible Note") in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note is payable in January 2007 and allows the Nussdorfs to convert the Convertible Note into shares of our common stock at a conversion price of $11.25, which equals the closing market price of the Company's common stock on December 9, 2004.

      On June 30, 2003, Perfumania signed a $5.0 million subordinated note agreement with Parlux. The note was in consideration for the reduction of $5.0 million in trade payables due to Parlux in that year. The note was due on February 29, 2004, with various periodic principal payments, bore interest at prime plus 1% and was subordinated to all bank related indebtedness. As of January 31, 2004, the outstanding principal balance due on the note was $250,000. The note was repaid in full in February 2004 in accordance with its terms.

      In fiscal year 2004, net cash used in operating activities was approximately $4.4 million compared with net cash provided of $10.2 million in fiscal year 2003. Net cash used in operating activities in fiscal year 2004 was primarily to fund the net change in our inventories, accounts payable to affiliates, accrued expenses and other liabilities. In January 2004 we incurred and accrued approximately $4.9 million in change of control expenses. Approximately $2.6 million of these expenses represented amounts paid to certain of our executive officers and a consultant pursuant to employment and consulting agreements during fiscal 2004 and approximately $2.3 million represented a non-cash charge for stock option expenses, also relating to these same employment and consulting agreements. As a result of the anticipated change in management, which would follow the change in control, inventory purchases were delayed at fiscal year-end 2003 resulting in the comparative large increase in inventory levels at fiscal year-end 2004.

      Net cash used in investing activities in fiscal year 2004 was approximately $4.1 million, compared with $5.7 million for fiscal year 2003. Investing activities generally represent spending for the renovation of existing stores and new store openings. During fiscal year 2004 we opened 14 new stores and remodeled/relocated 7 stores. Approximately $1.1 million of the $5.7 million used in investing activities during fiscal year 2003 was attributable to the relocation of the Company's corporate office and distribution center to Sunrise, Florida. We intend to focus on continuing to improve the profitability of our existing stores and growing the number of stores. We anticipate that we will open approximately 25 stores in fiscal 2005.

       In fiscal year 2004, net cash provided by financing activities was approximately $7.8 million compared with $5.5 million used in fiscal year 2003. Cash provided by financing activities in fiscal year 2004 was principally due to $5 million in proceeds from a subordinated secured demand loan from the Nussdorfs, $1.1 million of net bank borrowings and $1.7 million from the proceeds of stock option exercises.

       In December 1999, our Board of Directors approved the repurchase by the Company of up to 375,000 shares of our common stock, reflecting its belief that our common stock represented a significant value at its then current trading price. In January 2001, the Board approved an increase in the stock repurchase program by an additional 250,000 shares, in February 2002, the Board approved an increase in the stock repurchase program by an additional 250,000 shares and in April 2002, the Board approved an increase in the stock repurchase program by an additional 100,000 shares. Pursuant to these authorizations, we have repurchased approximately 898,000 shares of common stock for approximately $8.6 million since December 1999, including approximately 118,000 shares for $1.5 million in fiscal year 2003. There were no repurchases of our common stock during fiscal year 2004.

       Management believes that Perfumania's borrowing capacity under it's current credit facility, projected cash flows from operations and other short term borrowings will be sufficient to support our working capital needs, capital expenditures and debt service for at least the next twelve months. There can be no assurance that management's plans and expectations will be successful.

                                                                    Payments due by period
                                             -----------------------------------------------------------------------
                                                                       ($ in thousands)
                                                            less than                                     more than
Contractual Obligations                        Total          1 year      1-3 years       3-5 years        5 years
-----------------------                      ----------    ------------   -----------    -----------    ------------
Capital Lease Obligations                      $16,243          $1,165        $2,285         $2,377         $10,416
Operating Lease Obligations                     44,868          11,496        16,605          8,533           8,234
                                             ----------    ------------   -----------    -----------    ------------

Total                                          $61,111         $12,661       $18,890        $10,910         $18,650
                                             ==========    ============   ===========    ===========    ============


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

RECENT ACCOUNTING STANDARDS

      On December 16, 2004 the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004)("SFAS 123(R)"), "Share-Based Payment," which is effective for reporting periods beginning after June 15, 2005. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. On April 14, 2005, the Securities and Exchange Commission ("SEC") amended the compliance date for SFAS 123(R). The SEC's new rule allows implementation of SFAS 123(R) at the beginning of an entity's next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) at the beginning of fiscal year 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. We are in the process of assessing the impact on our results of operations and financial position upon the adoption of SFAS 123(R).

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

      Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates and reacting to changes in LIBOR and prime rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of January 29, 2005 and January 31, 2004, our primary source of funds for working capital and other needs is a line of credit that provides for borrowings up to $60 million and $40 million, respectively.

      Of the $44.7 million and $38.7 million of short-term and long-term borrowings on our balance sheet as of January 29, 2005 and January 31, 2004, respectively, approximately 18.4% and 20.7%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate ranging from (a) prime to prime plus 1.25%, or (b) LIBOR plus 2.5% to 3.75% depending on financial ratio tests. For fiscal year 2004, the credit facility bore interest at an average rate of 4.7%. A hypothetical 10% adverse move in interest rates would increase fiscal years 2004 and 2003 interest expense by approximately $0.1 million in both years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial information and the supplementary data required in response to this Item are as follows:

                                                                                                  PAGE
                                                                                                  ----
          E Com Ventures, Inc. and Subsidiaries

          Report of Independent Registered Public Accounting Firm.............................      25

          Consolidated Balance Sheets as of January 29, 2005 and January 31, 2004.............      26

          Consolidated Statements of Operations for the Fiscal Years Ended January 29, 2005,
          January 31, 2004 and February 1, 2003...............................................      27

          Consolidated Statements of Changes in Shareholders' Equity for the Fiscal Years Ended
          January 29, 2005, January 31, 2004, and February 1, 2003............................      28

          Consolidated Statements of Cash Flows for the Fiscal Years Ended January 29, 2005,
          January 31, 2004, and February 1, 2003..............................................      29

          Notes to Consolidated Financial Statements..........................................      30

          Supplemental schedules have been omitted, as all required information is disclosed or not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of E Com Ventures, Inc.
Sunrise, Florida


We have audited the accompanying consolidated balance sheets of E Com Ventures, Inc. and subsidiaries (the "Company") as of January 29, 2005 and January 31, 2004, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended January 29, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E Com Ventures, Inc. and subsidiaries as of January 29, 2005 and January 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Miami, Florida
April 27, 2005

                      E COM VENTURES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS:                                                      JANUARY 29, 2005      JANUARY 31, 2004
                                                             ----------------      ----------------
Current assets:
Cash and cash equivalents                                     $   1,249,543          $   1,961,310
Trade receivables, net                                              695,812                777,186
Inventories                                                      78,929,639             60,877,451
Prepaid expenses and other current assets                         1,149,723              1,461,493
Notes and interest receivable from shareholder and
  officer                                                                --                327,311
                                                              -------------          -------------
  Total current assets                                           82,024,717             65,404,751

Property and equipment, net                                      23,070,723             24,414,624
Goodwill                                                          1,904,448              1,904,448
Other assets, net                                                   817,156                739,575
                                                              -------------          -------------
  Total assets                                                $ 107,817,044          $  92,463,398
                                                              =============          =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                           $  31,528,212          $  30,472,027
Accounts payable                                                 18,111,196             16,459,786
Accounts payable, affiliates                                     23,228,325             17,440,492
Accrued expenses and other liabilities                            6,685,494              9,614,287
Subordinated note payable, affiliate                                     --                250,000
Current portion of obligations under capital leases                 231,353                258,700
                                                              -------------          -------------
  Total current liabilites                                       79,784,580             74,495,292

Convertible note payable - affiliate                              5,000,000                     --
Long-term portion of obligations under capital leases             7,972,455              7,746,262
                                                              -------------          -------------
  Total liabilities                                              92,757,035             82,241,554
                                                              -------------          -------------

Commitments and contingencies (See Note 11)

Shareholders' equity:
Preferred stock, $0.10 par value, 1,000,000
  shares authorized, none issued                                         --                     --
Common stock, $.01 par value, 6,250,000 shares
  authorized; 3,834,684 and 3,285,758 shares issued
  in fiscal years 2004 and 2003, respectively                        38,347                 32,858
Additional paid-in capital                                       75,347,588             73,666,193
Treasury stock, at cost, 898,249 shares
  in fiscal years 2004 and 2003                                  (8,576,944)            (8,576,944)
Accumulated deficit                                             (51,748,982)           (54,900,263)
                                                              -------------          -------------
  Total shareholders' equity                                     15,060,009             10,221,844
                                                              -------------          -------------
  Total liabilities and shareholders' equity                  $ 107,817,044          $  92,463,398
                                                              =============          =============

           See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       FOR THE FISCAL YEARS ENDED
                                                     --------------------------------------------------------------
                                                     January 29, 2005       January 31, 2004      February 1, 2003
                                                     -----------------     ------------------    ------------------
Net sales                                              $ 225,003,201          $ 212,567,569          $ 201,513,897
Cost of goods sold                                       133,666,605            129,190,549            116,919,385
                                                       -------------          -------------          -------------
Gross profit                                              91,336,596             83,377,020             84,594,512
                                                       -------------          -------------          -------------

Operating expenses:
  Selling, general and administrative expenses            78,521,215             82,297,031             76,177,549
  Change of control expenses                                      --              4,931,221                     --
  Provision for receivables from
    an affiliate                                                  --                     --              1,961,355
  Provision for impairment of
    assets and store closings                                313,888                593,109                663,391
  Depreciation and amortization                            5,874,591              6,102,823              6,024,400
                                                       -------------          -------------          -------------
    Total operating expenses                              84,709,694             93,924,184             84,826,695
                                                       -------------          -------------          -------------

Income (loss) from operations                              6,626,902            (10,547,164)              (232,183)
                                                       -------------          -------------          -------------

Other income (expense):
  Interest expense:
  Affiliates                                                (248,124)              (109,217)               (43,049)
  Other                                                   (3,079,695)            (2,070,034)            (2,029,290)
                                                       -------------          -------------          -------------
                                                          (3,327,819)            (2,179,251)            (2,072,339)
                                                       -------------          -------------          -------------
  Interest income:
    Affiliates                                                    --                 15,707                173,526
    Other                                                      2,198                 10,687                 16,176
                                                       -------------          -------------          -------------
                                                               2,198                 26,394                189,702
                                                       -------------          -------------          -------------

  Realized loss on investments                                    --               (171,679)              (710,880)
                                                       -------------          -------------          -------------

    Total other expense                                           --               (171,679)              (710,880)
                                                       -------------          -------------          -------------

Income (loss) before income taxes                          3,301,281            (12,871,700)            (2,825,700)
Provision for income taxes                                   150,000                     --                     --
                                                       -------------          -------------          -------------
  Net income (loss)                                    $   3,151,281          $ (12,871,700)         $  (2,825,700)
                                                       =============          =============          =============

Basic income (loss) per common share                   $        1.11          $       (5.24)         $       (1.12)
                                                       =============          =============          =============
Diluted income (loss) per common share                 $        1.06          $       (5.24)         $       (1.12)
                                                       =============          =============          =============

Weighted average number of shares outstanding:
  Basic                                                    2,832,107              2,454,340              2,528,326
                                                       =============          =============          =============
  Diluted                                                  3,001,844              2,454,340              2,528,326
                                                       =============          =============          =============

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
          FOR THE FISCAL YEARS ENDED JANUARY 29, 2005, JANUARY 31, 2004
                              AND FEBRUARY 1, 2003


                                                  Common Stock                 Additional                  Treasury Stock
                                        -------------------------------         Paid-In           -------------------------------
                                           Shares             Amount            Capital              Shares             Amount
                                        ------------       ------------       ------------        ------------       ------------
Balance at February 2, 2002                2,980,305       $     29,803       $ 71,455,401             766,802       $ (7,038,638)


Components of comprehensive loss:
  Net loss                                        --                 --                 --                  --                 --
  Unrealized gain
    on investments                                --                 --                 --                  --                 --

  Total comprehensive loss                        --                 --                 --                  --                 --


Exercise of stock options                     59,808                598            112,949                  --                 --

Purchase of treasury stock                        --                 --                 --              13,150            (47,302)
Conversion of debt and
  accrued interest to
  common stock                               175,648              1,757            515,277                  --                 --
Net change in notes and
  interest receivable from
  shareholder and officer                         --                 --                 --                  --                 --
Premium repayment of
  convertible notes payable                       --                 --           (695,833)                 --                 --
                                        ------------       ------------       ------------        ------------       ------------

Balance at February 1, 2003                3,215,761             32,158         71,387,794             779,952         (7,085,940)


Components of comprehensive loss:
  Net loss                                        --                 --                 --                  --                 --
  Unrealized loss
    on investments                                --                 --                 --                  --                 --

  Total comprehensive loss                        --                 --                 --                  --                 --


Exercise of stock options                     69,997                700            235,805                  --                 --

Purchase of treasury stock                        --                 --                 --             118,297         (1,491,004)
Stock Compensation                                --                 --          2,285,640                  --                 --
Net change in notes and
  interest receivable from
  shareholder and officer                         --                 --                 --                  --                 --
Premium repayment of
  convertible notes payable                       --                 --           (243,046)                 --                 --
                                        ------------       ------------       ------------        ------------       ------------


Balance at January 31, 2004                3,285,758             32,858         73,666,193             898,249         (8,576,944)


Net income and
  comprehensive income                            --                 --                 --                  --                 --


Exercise of stock options                    548,926              5,489          1,681,395                  --                 --
                                        ------------       ------------       ------------        ------------       ------------


Balance at January 29, 2005                3,834,684       $     38,347       $ 75,347,588             898,249       $ (8,576,944)
                                        ============       ============       ============        ============       ============

                                         Accumulated                              Notes and
                                            Other                             Interest Receivable
                                        Comprehensive        Accumulated       From Shareholders
                                         Income (Loss)          Deficit          and Officers           Total
                                         ------------        ------------        ------------        ------------
Balance at February 2, 2002              $    241,334        $(39,202,863)       $ (2,881,624)       $ 22,603,413
                                                                                                     ------------

Components of comprehensive loss:
  Net loss                                         --          (2,825,700)                 --          (2,825,700)
  Unrealized gain
    on investments                           (381,738)                 --                  --            (381,738)
                                                                                                     ------------
  Total comprehensive loss                         --                  --                  --          (3,207,438)
                                                                                                     ------------

Exercise of stock options                          --                  --                  --             113,547

Purchase of treasury stock                         --                  --                  --             (47,302)
Conversion of debt and
  accrued interest to
  common stock                                     --                  --                  --             517,034
Net change in notes and
  interest receivable from
  shareholder and officer                          --                  --           2,570,020           2,570,020
Premium repayment of
  convertible notes payable                        --                  --                  --            (695,833)
                                         ------------        ------------        ------------        ------------

Balance at February 1, 2003                  (140,404)        (42,028,563)           (311,604)         21,853,441
                                                                                                     ------------

Components of comprehensive loss:
  Net loss                                         --         (12,871,700)                 --         (12,871,700)
  Unrealized loss
    on investments                            140,404                  --                  --             140,404
                                                                                                     ------------
  Total comprehensive loss                         --                  --                  --         (12,731,296)
                                                                                                     ------------

Exercise of stock options                          --                  --                  --             236,505

Purchase of treasury stock                         --                  --                  --          (1,491,004)
Stock Compensation                                 --                  --                  --           2,285,640
Net change in notes and
  interest receivable from
  shareholder and officer                          --                  --             311,604             311,604
Premium repayment of
  convertible notes payable                        --                  --                  --            (243,046)
                                         ------------        ------------        ------------        ------------


Balance at January 31, 2004                        --         (54,900,263)                 --          10,221,844
                                                                                                     ------------

Net income and
  comprehensive income                             --           3,151,281                  --           3,151,281
                                                                                                     ------------

Exercise of stock options                          --                  --                  --           1,686,884
                                         ------------        ------------        ------------        ------------


Balance at January 29, 2005              $         --        $(51,748,982)       $         --        $ 15,060,009
                                         ============        ============        ============        ============

  References to share amounts in the schedule above for periods ended prior to March 20, 2002 reflect the effect of the one for four reverse stock-split.

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                FOR THE FISCAL YEARS ENDED
                                                               ----------------------------------------------------------
                                                               January 29, 2005     January 31, 2004    February 1, 2003
                                                               ------------------   -----------------   -----------------
Cash flows from operating activities:
Net income (loss)                                                 $  3,151,281        $(12,871,700)       $ (2,825,700)
Adjustments to reconcile net loss to net cash
    provided by operating activities:
  Provision for receivables from affiliate                                  --                  --           1,961,355
  Provision for impairment of assets and store closings                313,388             593,109             663,391
  Writeoff of inventories                                              188,035             897,874           1,189,734
  Depreciation and amortization                                      5,874,591           6,102,823           6,024,400
  Writeoff of discontinued inventory                                   185,088           2,558,805                  --
  Realized loss on investments                                              --             171,679             710,880
  Stock compensation                                                        --           2,285,640                  --
  Change in operating assets and liabilities:
    Trade receivables                                                   81,374             (32,730)           (109,215)
    Inventories                                                    (18,425,311)          4,383,033          (1,519,327)
    Prepaid expenses and other current assets                          311,770           1,507,259           1,778,353
    Due from affiliate                                                      --                  --          (1,150,186)
    Other assets                                                      (309,799)            368,363             216,091
    Accounts payable, non-affiliate                                  1,651,410          (4,446,040)         (4,593,171)
    Accounts payable, affiliate                                      5,537,833           4,258,774           4,138,159
    Accrued expenses and other liabilities                          (2,928,793)          4,445,653            (788,111)
                                                                  ------------        ------------        ------------
Net cash (used in) provided by operating activities                 (4,369,133)         10,222,542           5,696,653
                                                                  ------------        ------------        ------------

Cash flows from investing activities:

  Additions to property and equipment                               (4,148,335)         (5,907,018)         (1,893,664)
  Proceeds from investments available for sale                              --             179,332              10,515
                                                                  ------------        ------------        ------------
Net cash used in investing activities                               (4,148,335)         (5,727,686)         (1,883,149)
                                                                  ------------        ------------        ------------

Cash flows from financing activities:
  Net borrowings and (repayments) under bank line
    of credit and notes payable                                      1,056,185          (1,641,664)            892,950
  Principal payments under capital lease obligations                  (264,679)         (1,143,767)         (1,771,037)
  Net advances to shareholders and officers                                 --                  --            (400,000)
  Proceeds from note and interest receivable,
   shareholder and officer                                             327,311                  --           2,970,020
  Proceeds from subordinated secured demand loan, affiliate          5,000,000                  --                  --
  Repayments of convertible notes payable                                   --          (1,458,261)         (4,207,824)
  Proceeds from exercise of stock options                            1,686,884             236,505             113,547
  Purchases of treasury stock                                               --          (1,491,004)            (47,302)
                                                                  ------------        ------------        ------------
    Net cash provided by (used in) financing activities              7,805,701          (5,498,191)         (2,449,646)
                                                                  ------------        ------------        ------------
(Decrease) increase in cash and cash equivalents                      (711,767)         (1,003,335)          1,363,858
Cash and cash equivalents at beginning of period                     1,961,310           2,964,645           1,600,787
                                                                  ------------        ------------        ------------
Cash and cash equivalents at end of period                        $  1,249,543        $  1,961,310        $  2,964,645
                                                                  ============        ============        ============

Cash paid during the period for:
  Interest                                                        $  3,139,425        $  2,034,666        $  2,196,062
                                                                  ============        ============        ============

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE FISCAL YEARS ENDED JANUARY 29, 2005, JANUARY 31, 2004
                              AND FEBRUARY 1, 2003

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

      Perfumania's retail stores are located in regional malls, manufacturers' outlet malls, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 29, 2005, January 31, 2004, and February 1, 2003 were 223, 232 and 238, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

      The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 2004, 2003 and 2002 refer to the years ended January 29, 2005, January 31, 2004 and February 1, 2003, respectively. The fiscal years presented each contain fifty-two weeks.

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

REVENUE RECOGNITION

      Revenue from wholesale transactions is recorded upon shipment of inventory when risk of ownership and title transfers to the buyer. Revenue from store sales is recorded net of discounts when the customer pays at the register. Revenue from Internet sales is recognized at the time products are delivered to customers. Returns of store and Internet sales are allowed within 30 days of purchase and are limited to exchanges. Because returns are primarily exchanged, there is no significant effect on revenue.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

      Inventories, consisting of finished goods, are stated at the lower of cost or market, cost being determined on a weighted average cost basis. The cost of inventory includes product cost and freight charges. Writeoffs of potentially slow moving or damaged inventory are recorded based on management's analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise. The Company's writeoffs were approximately $0.4 million and $3.5 million for the years ended January 29, 2005 and January 31, 2004, respectively.

      In fiscal year 2003 management had identified approximately 3,400 of the Company's 25,000 stock keeping units ("skus"). The Company intends to sell through its existing on hand inventory of these skus during fiscal year 2005. The total cost of this inventory as of January 31, 2004 was approximately $9.4 million. The Company recorded an income statement charge of approximately $2.6 million in fiscal 2003, which represented the difference between the estimated selling value and the weighted average cost of this inventory. These charges were included in cost of goods sold on the accompanying consolidated statement of operations for the year ended January 31, 2004.

PROPERTY AND EQUIPMENT

      Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including renewal periods that are reasonably assured, or the estimated useful lives of the improvements, generally ten years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income currently.

GOODWILL

      Goodwill represents the excess purchase price paid over net assets of businesses acquired resulting from the application of the purchase method of accounting. Goodwill is tested annually for impairment at the end of the Company's fiscal year. No impairment occurred as a result of the annual tests.

OTHER INTANGIBLE ASSETS

      Intangible assets include store design, real estate leases and non-compete agreements based upon their relative fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. Intangible assets do not include goodwill. The amortization of intangible assets amounted to approximately $0.2 million in fiscal years 2004 and 2003. Amortization of intangible assets in the amount of approximately $140,000 is anticipated during fiscal year 2005, which is the remaining life of these assets.

INCOME TAXES

      Income tax expense is based principally on pre-tax financial income. Deferred tax assets and liabilities are recognized for the differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not expected to be realized.

BASIC AND DILUTED INCOME (LOSS) PER SHARE

      Basic income (loss) per common share is computed by dividing income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per common share includes, in periods in which they have a dilutive effect, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years. For fiscal years 2003 and prior in the accompanying consolidated statements of operations, incremental shares attributed to common stock equivalents and convertible notes were not included because the results would be anti-dilutive.

      Basic and diluted loss per share are computed as follows:

                                                                   FISCAL YEAR
                                               ---------------------------------------------------
                                                   2004               2003                2002
                                               ------------       ------------        ------------
Numerator:
  Net income (loss) - basic                    $  3,151,281       $(12,871,700)       $ (2,825,700)
    Add: interest on convertible note                44,131                 --                  --
                                               ------------       ------------        ------------
  Net income (loss) - diluted                  $  3,195,412       $(12,871,700)       $ (2,825,700)
                                               ============       ============        ============

Denominator:
  Weighted average number of shares
  for basic income (loss) per share               2,832,107          2,454,340           2,528,326
  Options to purchase common stock                  105,024                 --                  --
  Convertible note                                   64,713                 --                  --
                                               ------------       ------------        ------------
  Denominator for dilutive income (loss)
     per share                                    3,001,844          2,454,340           2,528,326
                                               ============       ============        ============
Basic income (loss) per share                  $       1.11       $      (5.24)       $      (1.12)
                                               ============       ============        ============
Diluted income (loss) per share                $       1.06       $      (5.24)       $      (1.12)
                                               ============       ============        ============

Antidilutive securities not included
  in the diluted income (loss) per share
  computation:

  Options to purchase common stock                   86,256            696,436             666,501

  Range of exercise prices                         $12.52 -            $1.64 -             $1.64 -
                                                   $21.52             $21.52              $21.52


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

STOCK BASED COMPENSATION

      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and provides proforma disclosure of net income and earnings per share as if the fair value based method prescribed by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("SFAS 123") as amended, had been applied in measuring compensation expense for options granted to employees and directors in fiscal years 2004, 2003 and 2002. In accordance with APB 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee or director must pay to acquire the stock. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net loss and net loss per share would have been increased to the proforma amounts presented below for fiscal years 2003 and 2002:

Basic and diluted loss per share are computed as follows:

                                                                FISCAL YEAR
                                            ----------------------------------------------------
                                                2004                2003                2002
                                            ------------        ------------        ------------
Net income (loss) as reported               $  3,151,281        $(12,871,700)       $ (2,825,700)
Add: Total fair value of stock based
  employee compensation expense not
  included in reported net income (loss)         (94,731)         (1,425,284)           (478,449)
                                            ------------        ------------        ------------

Proforma net income (loss)                  $  3,056,550        $(14,296,984)       $ (3,304,149)
                                            ============        ============        ============

Proforma net income (loss) per share:
  Basic                                     $       1.08        $      (5.83)       $      (1.31)
                                            ============        ============        ============
  Diluted                                   $       1.03        $      (5.83)       $      (1.31)
                                            ============        ============        ============


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

ADVERTISING COSTS

      Advertising expense for the fiscal years 2004, 2003 and 2002 was approximately $1,441,000, $1,876,000 and $1,286,000, respectively, and charged to expense when incurred. Cooperative advertising amounts received from vendors for fiscal years 2004, 2003 and 2002 were $0, $200,000 and $200,000, respectively, and recorded as an offset to advertising expense.

RECLASSIFICATION

      Certain fiscal year 2003 and 2002 amounts have been reclassified to conform with the fiscal 2004 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      On December 16, 2004 the Financial Accounting Standards Board ("FASB") issued Statement No. 123 (revised 2004)("SFAS 123(R)"), "Share-Based Payment," which is effective for reporting periods beginning after June 15, 2005. SFAS 123(R) requires an entity to recognize compensation expense in an amount equal to the fair value of share-based payments granted to employees. On April 14, 2005, the Securities and Exchange Commission ("SEC") amended the compliance date for SFAS 123(R). The SEC's new rule allows implementation of SFAS 123(R) at the beginning of an entity's next fiscal year that begins after June 15, 2005. Accordingly, we will adopt SFAS 123(R) at the beginning of fiscal year 2006 and apply the standard using the modified prospective method, which requires compensation expense to be recorded for new and modified awards. For any unvested portion of previously issued and outstanding awards, compensation expense is required to be recorded based on the previously disclosed SFAS 123 methodology and amounts. Prior periods presented are not required to be restated. We are in the process of assessing the impact on our results of operations and financial position on the adoption of SFAS 123(R).

NOTE 3 - NON-CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities:


                                                                     FISCAL YEAR ENDED
                                            --------------------------------------------------------------------
         NON-CASH TRANSACTIONS               January 29, 2005        January 31, 2004        February 1, 2003
----------------------------------------    --------------------    --------------------    --------------------
Equipment and building under capital
  leases                                         $   463,525            $   414,630              $ 7,764,203
Unrealized gain (loss) on investments                     --                140,404                 (381,738)
Subordinated debt issued to affiliate                     --              5,000,000                3,000,000
Conversion of debt and accrued interest
  payable in exchange for common stock                    --                     --                  517,034
Subordinated debt exchanged for
  convertible note payable, affiliate              5,000,000                     --                       --


NOTE 4 - PROPERTY AND EQUIPMENT

       Property and equipment consisted of:

                                                       FISCAL YEAR ENDED
                                            ----------------------------------------      Estimated Useful Lives
                                            January 29, 2005      January 31, 2004              (In Years)
                                            ------------------    ------------------      -----------------------
Furniture, fixtures and equipment            $  24,945,705         $  21,221,687                    5-7
Leasehold improvements                          27,055,275            25,369,583                     10
Equipment under capital leases                     521,161             6,774,897       shorter of 5 years or lease term

Building under capital lease                     8,188,945             7,725,420                     15
                                            ------------------    ------------------
                                                60,711,086            61,091,587

Less:
  Accumulated depreciation and
   amortization                                (37,640,363)          (36,676,963)
                                            ------------------    ------------------
                                             $  23,070,723         $  24,414,624
                                            ==================    ==================


      See Note 11 for further discussion of capital leases.

      Approximately $4,164,000 of point of sale registers were reclassified from equipment under capital leases to furniture, fixtures and equipment in fiscal year 2004 as the leases matured and the Company exercised its option to purchase the registers. In addition, the Company disposed of approximately $2,090,000 of equipment under capital leases in fiscal year 2004, on equipment that was fully depreciated. There was no effect in the Company's consolidated statement of operations.

      Depreciation and amortization expense for fiscal years 2004, 2003, and 2002 was $5,874,591, $6,102,823 and $6,024,400, respectively. Accumulated depreciation for building and equipment under capital leases was $1,238,231 and $5,428,802 as of January 29, 2005 and January 31, 2004, respectively.

NOTE 5 - RELATED PARTY TRANSACTIONS

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

      Effective February 10, 2004, Mr. Lekach's employment with the Company was terminated and Mr. Lekach ceased serving as an employee and officer of the Company. In addition, on February 10, 2004, Mr. Lekach resigned from the Board of Directors and Stephen L. Nussdorf was appointed the Company's Chairman of the Board and Michael W. Katz was appointed the Company's President and Chief Executive Officer.

      As of April 26, 2004, Mr. Lekach exercised stock options to acquire 318,750 common shares resulting in proceeds to the Company of approximately $851,000 and the Nussdorfs acquired 595,954 shares from Mr. Lekach pursuant to the Nussdorf Option Agreement. Mr. Lekach had stock options for another 125,000 shares which were required to be issued to Mr. Lekach by the Company pursuant to the terms of his employment agreement as a consequence of the change of control. These 125,000 options were only to be issued by the Company to Mr. Lekach upon approval of an amendment to the Company's 2000 Stock Option Plan. Such an amendment was approved at a special meeting of the Company's shareholders on April 29, 2004. Proceeds to the Company were $500,000 when Mr. Lekach exercised the 125,000 options. The Nussdorfs exercised their option to acquire the remaining 125,000 shares subject to the Nussdorf Option Agreement and the Nussdorfs currently own an aggregate 1,113,144 shares of the Company's common stock or approximately 38% of the total number of shares of the Company's common stock as of January 29, 2005, excluding shares issuable upon conversion of the Convertible Note discussed below in Note 6.

      As a  consequence  of the  change in control  provisions  set forth in the
employment   agreements  of  Mr.  Lekach,   various  executive  officers  and  a
consultant, the Company issued a total of 244,252 options for the Company's common stock in January 2004. Since the various exercise prices of the options were less than the market price of the Company's common stock on the grant date, the Company incurred a non-cash charge of approximately $2,286,000. In addition, pursuant to the same employment and consulting agreements, the Company accrued approximately $2,645,000 in January 2004, representing amounts subsequently paid to said persons as a result of the change of control. These charges totaling approximately $4,931,000 are included in "Change of control expenses" on the accompanying consolidated statement of operations for the year ended January 31, 2004. See Note 6 for a discussion of the Convertible Note issued to the Nussdorfs.

      The Nussdorfs are officers and principals of Quality King Distributors, Inc. ("Quality King"). During fiscal year 2004, the Company purchased approximately $39,317,000 of merchandise from Quality King and sold approximately $23,570,000 of different merchandise to Quality King. In fiscal year 2003, there were approximately $5,960,000 of purchases from Quality King and approximately $11,366,000 of merchandise sold to Quality King. The amounts due to Quality King and its affiliates at January 29, 2005 and January 31, 2004, were approximately $13,234,000 and $797,000 respectively.

      Notes receivable from Ilia Lekach, the Company's former Chairman of the Board of Directors and Chief Executive Officer, was $327,311 as of January 31, 2004. The notes were unsecured, matured in five years and bore interest at prime plus 1% per annum. Principal and interest were payable in full at maturity. Total interest income recognized during fiscal years 2004 and 2003 was approximately $2,000 and $16,000, respectively. Accrued interest receivable was approximately $27,000 and $12,000 as of January 31, 2004 and February 1, 2003. The notes and all accrued interest were fully paid in March 2004.

      Parlux Fragrances, Inc. ("Parlux") owns approximately 13% of the Company's outstanding common stock. Purchases of products from Parlux, whose Chairman of the Board of Directors and Chief Executive Officer is Ilia Lekach, amounted to approximately $38,360,000, $27,701,000 and $11,613,000 in fiscal years 2004,
2003 and 2002, representing approximately 20%, 23% and 10%, respectively, of the Company's total purchases. The amount due to Parlux on January 29, 2005 and January 31, 2004, was approximately $9,994,000 and $14,506,000, respectively. Accounts payable due to Parlux are non-interest bearing. The amounts due to Parlux, exclusive of the secured note payable described below, are included in the accounts payable affiliates in the accompanying consolidated balance sheets.

      On June 30, 2003, Perfumania signed a $5,000,000 subordinated note agreement with Parlux. The note was in consideration for the reduction of $5,000,000 in trade payables due to Parlux in the same year. The note was due on February 29, 2004, with various periodic principal payments, bore interest at prime plus 1% and was subordinated to all bank related indebtedness. As of January 31, 2004 the outstanding principal balance due on the note was $250,000 and included in the amount due Parlux of $14,506,000 at January 31, 2004. The note was paid in full in February 2004, in accordance with its terms.

      The Company purchased approximately $6,368,000 and $10,562,000 of merchandise in fiscal years 2003 and 2002, respectively, from a company owned by Zalman Lekach, a former director of the Company, and a brother of Ilia Lekach. The amount due to Zalman Lekach's company at January 31, 2004 was approximately $1,617,000, and is included in accounts payable affiliates in the accompanying consolidated balance sheets.

      The Company purchased approximately $4,305,000 and $6,021,000 of merchandise in fiscal years 2003 and 2002, respectively, from a company owned by another brother of Ilia Lekach. The amount due to this company was approximately $771,000 at January 31, 2004 and is included in accounts payable affiliates in the accompanying consolidated balance sheets.

NOTE 6 - BANK LINE OF CREDIT AND NOTES PAYABLE

      The bank line of credit and notes payable consist of the following:

                                                                     January 29, 2005       January 31, 2004
                                                                    -------------------    -------------------
Bank line of credit, which is classified as
  a current liability, interest payable
  monthly,  secured by a pledge of substantially all
  of Perfumania's assets (see below)                                    $  31,528,212          $  30,472,027
                                                                    ===================    ===================

Convertible note payable affiliate - long term                          $   5,000,000          $          --
                                                                    ===================    ===================


      In May 2004, Perfumania entered into a three-year amended and restated senior secured credit facility with GMAC Commercial Finance LLC and Congress Financial Corporation. The line of credit provides for borrowings of up to $60 million, increased from $40 million in the previous credit facility, of which $31.5 million was outstanding under the line of credit and $12.6 million was available as of January 29, 2005, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of January 29, 2005, Perfumania was in compliance with its covenant requirements.

      In March 2004, the Nussdorfs made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There are no prepayment penalties and the loan is subordinate to all bank related indebtedness. On December 9, 2004, the Company issued a Subordinated Convertible Note (the "Convertible Note") in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note is payable in January 2007 and allows the Nussdorfs to convert the Convertible Note into shares of the Company's common stock at a conversion price of $11.25, which equals the closing market price of the Company's common stock on December 9, 2004.

NOTE 7 - IMPAIRMENT OF ASSETS

      Based on a review of the Company's retail store locations with negative cash flows, the Company recognized non-cash impairment charges relating to its retail operation of approximately $0.3 million, $0.6 million and $0.7 million during fiscal years 2004, 2003 and 2002, respectively. These charges were determined based on the difference between the carrying amounts of the assets, representing primarily fixtures and leasehold improvements, at particular store locations and the fair values of the assets on a store-by-store basis. The estimated fair values are based on anticipated future cash flows discounted at a rate commensurate with the risk involved. These impairment losses are included in provision for impairment of assets and store closings in the accompanying consolidated statements of operations.

NOTE 8 - INCOME TAXES

      The provision for income taxes is comprised of the following amounts:


                                            FISCAL YEAR ENDED
                         -------------------------------------------------------
                         January 29, 2005       January 31,         February 1,
                                                   2004                2003
                         -----------------    ----------------    --------------

Current:
  Federal                 $ (75,000)            $      --            $      --
  State                     (75,000)                   --                   --
                          ---------             ---------            ---------
                           (150,000)                   --                   --
                          ---------             ---------            ---------

Deferred:
  Federal                        --                    --                   --
  State                          --                    --                   --
                          ---------             ---------            ---------

Provision for
  income taxes            $(150,000)            $      --            $      --
                          ---------             ---------            ---------


      The income tax benefit (expense) differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                                                  FISCAL YEAR ENDED
                                               --------------------------------------------------------
                                            January 29, 2005     January 31, 2004      February 1, 2003
                                            -----------------    -----------------     ----------------
Benefit (expense) at federal statutory
  rates                                        $(1,122,436)         $ 4,376,378          $   960,738
Non-deductible expenses                         (1,527,156)          (1,504,335)            (283,319)
Change in the valuation allowance                3,101,821           (3,224,513)            (584,247)
Other                                             (602,229)             352,470              (93,172)
                                               -----------          -----------          -----------
Provision for income taxes                     $  (150,000)         $        --          $        --
                                               -----------          -----------          -----------


      Net  deferred  tax  assets   reflect  the  tax  effect  of  the  following
differences between financial statement carrying amounts and tax basis of assets and liabilities:

                                                   FISCAL YEAR ENDED
                                          ----------------------------------
                                           January 29,          January 31,
                                             2005                   2004
                                          ------------          ------------
Assets:
  Net operating loss & tax credit
    carryforwards                         $  6,482,224          $  5,962,433
  Capital loss carryforward                  1,571,773             1,455,119
  Inventories                                1,257,747             1,708,735
  Property and equipment                       733,777             3,291,432
  Reserves                                     143,911               167,436
  Goodwill                                     296,382               306,002
  Deferred compensation                             --               715,983
  Other                                        392,037               372,532
                                          ------------          ------------
Total deferred tax assets                   10,877,851            13,979,672
Valuation allowance                        (10,877,851)          (13,979,672)
                                          ------------          ------------
Net deferred tax assets                   $         --          $         --
                                          ============          ============


      A valuation allowance is provided for deferred tax assets in accordance with SFAS No. 109, Accounting for Income Taxes as management believes it is more likely than not that the benefit of the deferred tax asset will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the net operating loss carryforward period. Management has considered these factors in reaching its conclusion as to the valuation allowance for financial reporting purposes. As of January 29, 2005, the Company has net operating loss carryforwards of approximately $17.0 million, which begin to expire in the year 2019.

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

      From fiscal year 2000 through fiscal year 2003 the Company acquired approximately 1,003,000 shares of Nimbus common stock. The Company subsequently disposed of its holding in Nimbus in open market transactions at a loss of approximately $172,000 in fiscal 2003.

      As of February 1, 2003, the market price for Nimbus' common stock was below the Company's average cost per share of $4.13. In consideration of accounting guidance that considers a six to nine month decline in stock price to be other than temporary, the Company recorded a non-cash-charge of approximately $700,000 in realized loss on investments in the consolidated statement of operations for fiscal year 2002.

PREFERRED STOCK

      The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 29, 2005, no preferred stock had been issued.

TREASURY STOCK

      As of February 2, 2001, the Company's Board of Directors had approved the repurchase by the Company of up to 625,000 shares of the Company's common stock, reflecting management's belief that the Company's common stock represented a significant value at its then current trading price. In February 2002, the Board approved an increase in the stock repurchase program by an additional 250,000 shares and in April 2002, the Board approved an additional increase in the stock repurchase program of 100,000 shares. Pursuant to these authorizations, the Company has repurchased approximately 898,000 shares of common stock for approximately $8.6 million as of January 31, 2004, including approximately 118,000 shares for $1.5 million in fiscal year 2003. There were no additional repurchases during fiscal year 2004.

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

      Due to the transaction described in Note 5, a change in control occurred which resulted in the issuance of 244,252 options which were immediately exercisable. The Company incurred a charge of approximately $2,286,000 in non-cash compensation expense in fiscal 2003 as a result of the issuance of these options which represent the difference between the market price and exercise price on the issuance date of these options.

      In calculating the proforma net income (loss) per share for 2004, 2003 and 2002, as shown in Note 2, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in fiscal years 2004, 2003 and 2002:


                                 2004             2003               2002
                             ---------------  --------------    --------------

Expected life (years)          7 years          7 years          7 years
Interest rate                    4.08%           3.68%             4.88%
Volatility                       168%             165%             148%
Dividend yield                    0%               0%               0%


      Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant.

      A summary of the Company's option activity, and related information for each of the three fiscal years ended January 29, 2005 is as follows:

                                                    2004                           2003                         2002
                                          -----------------------        -----------------------       ------------------------
                                                         Weighted                        Weighted                     Weighted
                                                         Average                        Average                        Average
                                                       Exercisable                     Exercisable                   Exercisable
                                           Shares         Price          Shares          Price          Shares          Price
                                          -------        --------        -------        --------       --------        --------
Outstanding at beginning of year          809,238        $   4.99        666,501        $   5.32        606,594        $   5.60
Granted                                     5,334           11.12        254,252            4.79        160,000            3.67
Exercised                                (551,222)           3.08        (69,996)           3.38        (59,807)           1.90
Cancelled                                 (51,318)           7.65        (41,519)          11.93        (40,286)           8.19
                                          -------                        -------                       --------
Outstanding at end of year                212,032        $   9.46        809,238        $   4.99        666,501        $   5.32
                                          =======                        =======                       ========

Options exercisable at end of year        212,032        $   9.46        696,436        $   5.10        449,714        $   5.80
Weighted-average fair value of
options granted during the year             5,334        $  11.12        254,252        $   4.79        160,000        $   3.31


      The following table summarizes information about stock options outstanding at January 29, 2005:


                                                  OPTIONS OUTSTANDING                OPTIONS EXERCISABLE

                                                                 Weighted                           Weighted
                                                Weighted          Average                           Average
                                                Average          Remaining                         Remaining
     RANGE OF               NUMBER              Exercise        Contractual         NUMBER          Exercise
 EXERCISE PRICES          OUTSTANDING            Price             Life          EXERCISABLE         Price
-------------------    ------------------    ---------------    ------------    ---------------    -----------
   $2.00 - $3.36              10,816               $  2.47              5.17           10,816       $  2.47
   $3.52 - $3.52              47,832                  3.52              7.32           47,832          3.52
   $3.60 - $8.24              42,876                  7.57              7.26           42,876          7.57
  $10.02 - $11.24             24,252                 10.93              5.61           24,252         10.93
  $12.52 - $21.52             86,256                 14.16              5.42           86,256         14.16
                       ------------------                                       ---------------
                              212,032              $  9.46              6.23           212,032      $  9.46
                       ==================                                       ===============

NOTE 10- EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) Savings and Investment Plan ("the Plan"). Pursuant to such Plan, participants may make contributions to the Plan up to a maximum of 20% of total compensation or $13,000, whichever is less, and the Company, at its discretion, may match such contributions to the extent of 25% of the first 6% of a participant's contribution. The Company's matching contributions vest over a 4-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company did not match contributions during fiscal year 2004 and matching contributions during fiscal years 2003 and 2002 were not significant.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $80,000 and for annual Company medical claims which exceed approximately $2.1 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims incurred as of January 29, 2005. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are known. The self-insurance reserve at January 29, 2005 and January 31, 2004 was approximately $426,000 and $441,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

      The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as additional rent based on a percentage of gross sales in excess of a specified amount.

      Rent expense for fiscal years 2004, 2003, and 2002 was approximately $15,417,000, $15,559,000, and $15,879,000, respectively. Future minimum lease commitments under non-cancelable operating leases at January 29, 2005 are as follows:


            FISCAL YEAR
------------------------------------
2005                                     $  11,495,511
2006                                         9,353,861
2007                                         7,251,154
2008                                         4,696,344
2009                                         3,836,922
Thereafter                                   8,233,977
                                        --------------
Total future minimum lease payments      $  44,867,769
                                        ==============

      The Company's capitalized leases consist of a corporate office and distribution facility in Sunrise, Florida, as well as computer hardware and software. The lease for the corporate office and distribution facility is for approximately 15 years with monthly rent ranging from approximately $73,000 to $104,000. The lease terms for the computer hardware and software vary from one to three years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 29, 2005:


           FISCAL YEAR
--------------------------------
2005                                         $ 1,165,086
2006                                           1,148,423
2007                                           1,137,116
2008                                           1,145,012
2009                                           1,231,779
Thereafter                                    10,415,633
                                          ---------------
Total future minimum lease payments           16,243,049
Less: Amount representing interest            (8,039,241)
                                          ---------------
Present value of minimum lease                 8,203,808
  payments
Less: Current portion                           (231,353)
                                          ---------------
                                            $  7,972,455
                                          ===============

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


NOTE 12 - SEGMENT INFORMATION

      The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. Financial information for these segments is summarized in the following table.


                                       FISCAL YEARS
                    --------------------------------------------------
                        2004               2003               2002
                    ------------       ------------       ------------
Net sales:
  Retail            $201,424,708       $198,478,506       $199,369,331
  Wholesale           23,578,493         14,089,063          2,144,566
                    ------------       ------------       ------------
                    $225,003,201       $212,567,569       $201,513,897
                    ============       ============       ============

Gross profit:
  Retail            $ 90,048,875       $ 81,923,375       $ 84,159,461
  Wholesale            1,287,721          1,453,645            435,051
                    ------------       ------------       ------------
                    $ 91,336,596       $ 83,377,020       $ 84,594,512
                    ============       ============       ============


NOTE 13- QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized financial results for fiscal years 2004 and 2003 follows (in thousands, except for per share data):



2004 QUARTER                         FIRST           SECOND          THIRD           FOURTH
                                    --------        --------        --------        --------
Net sales                           $ 43,571        $ 48,471        $ 50,803        $ 82,158
Gross profit                          17,505          20,868          19,740          33,224
Net income (loss)                     (2,638)           (529)         (1,103)          7,421
Net income (loss) per basic
  share                                (1.00)          (0.18)          (0.38)           2.54
Net income (loss) per diluted
  share                                (1.00)          (0.18)          (0.38)           2.30


2003 QUARTER                         FIRST           SECOND          THIRD           FOURTH
                                    --------        --------        --------        --------
Net sales                           $ 36,888        $ 50,748        $ 48,058        $ 76,874
Gross profit                          16,815          20,573          17,980          30,442
Net loss                              (2,930)           (924)         (3,725)         (5,293)
Net loss per basic share               (1.19)          (0.37)          (1.51)          (2.16)
Net loss per diluted share             (1.19)          (0.37)          (1.51)          (2.16)


      The Company realizes higher sales, gross profit and net income in the fourth fiscal quarter than the other three fiscal quarters due to increased purchases of fragrances as gift items during the holiday season. Included in the fourth quarter results for the year ended January 31, 2004 is approximately $4.9 million attributable to change of control expenses and $2.6 million attributable to a write-down of inventory which the Company intended to discontinue offering for sale in its stores.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 29, 2005, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended January 29, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.


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

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as part of this report:

            (1)   Financial Statements

      An index to financial statements for the fiscal years ended January 29, 2005, January 31, 2004 and February 1, 2003 appears on page 24.

            (2)   Financial Statement Schedules

                  None

            (3)   Exhibits

                                                                                                         PAGE NUMBER
                                                                                                       OR INCORPORATED
                                                                                                        BY REFERENCE
           EXHIBIT                                       DESCRIPTION                                       FROM
           -------                                       -----------                                       ----
               3.1       Amended and Restated Articles of Incorporation                                     (1)

               3.2       Bylaws                                                                             (2)

              10.5       1991 Stock Option Plan, as amended*                                                (3)

              10.6       1992 Directors Stock Option Plan, as amended*                                      (3)

              10.7       Series A Securities Purchase Agreement                                             (4)

              10.8       Series B Securities Purchase Agreement                                             (5)

              10.9       Series C Securities Purchase Agreement                                             (6)

              10.10      Series D Securities Purchase Agreement                                             (6)

              10.11      2000 Stock Option Plan*                                                            (7)

              10.12      2000 Directors Stock Option Plan*                                                  (7)

              10.13      Amended and Restated Revolving Credit and Security Agreement with GMAC             (9)
                         Commercial Credit LLC, and Congress Financial Corporation (Florida),
                         date May 12, 2004

              10.14      Nussdorf Subordinated Secured Demand Note                                          (9)

              10.15      Lease agreement with Victory  Investment  Group,  LLC, dated October 21,           (8)
                         2002

              10.16      Waiver and  Amendment to the  Revolving  Credit and  Security  Agreement
                         with GMAC Commercial Credit LLC, dated April 29,2004                               (9)

              10.17      Amendment to the 2000 Stock Option Plan*                                          (10)

              10.18      Nussdorf Subordinated Secured Convertible Note                                    (11)

              21.1       Subsidiaries of the Registrant                                                     (9)

              23.1       Consent of Deloitte & Touche LLP                                                   (9)

              31.1       Certification of the Chief Executive Officer pursuant to Section 302 of            (9)
                         the Sarbanes-Oxley Act of 2002

              31.2       Certification of the Chief Financial Officer pursuant to Section 302 of            (9)
                         the Sarbanes-Oxley Act of 2002

              32.1       Certification of the Chief Executive  Officer pursuant to Section 906 of           (9)
                         the Sarbanes-Oxley Act of 2002

              32.2       Certification of the Chief Financial  Officer pursuant to Section 906 of           (9)
                         the Sarbanes-Oxley Act of 2002

---------------------

*     Management contract or compensatory plan or arrangement


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

(9)   Filed Herewith.

(10) Incorporated by reference to Appendix A to the Company's Proxy Statement (filed April 16, 2004).

(11) Incorporated by reference to the exhibit of the same description filed with the Company's Form 8-K (filed in December 14, 2004).

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 27, 2005.


                                     E Com Ventures, Inc.

                                     By: /s/ MICHAEL W. KATZ
                                         -------------------------------------
                                         Michael W. Katz,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)

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


SIGNATURE                                  TITLE                                   DATE
---------                                  -----                                   ----
/s/ MICHAEL W.  KATZ                       President and Chief Executive       April 27, 2005
------------------------------             Officer
Michael W. Katz                            (Principal Executive Officer)


/s/ STEPHEN NUSSDORF                       Chairman of the Board of Directors  April 27, 2005
------------------------------
Stephen Nussdorf


/s/ A. MARK YOUNG                          Chief Financial Officer,            April 27, 2005
------------------------------             (Principal Accounting Officer)
A. Mark Young


/s/ DONOVAN CHIN                           Chief Financial Officer             April 27, 2005
------------------------------             Perfumania, Inc.,
Donovan Chin


/s/ CAROLE ANN TAYLOR                      Director                            April 27, 2005
------------------------------
Carole Ann Taylor


/s/ JOSEPH BOUHADANA                       Director                            April 27, 2005
------------------------------
Joseph Bouhadana


/s/ PAUL GARFINKLE                         Director                            April 27, 2005
------------------------------
Paul Garfinkle