Form 10-K/A
period 2005-01-29
E COM VENTURES INC
filed 2005-05-31
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

      The number of shares outstanding of the Registrant's common stock as of April 22, 2005: 2,941,935 shares

                       Documents Incorporated By Reference

                                      None

EXPLANATORY NOTE

This amendment number 1 to our Form 10-K is being filed to include information required by Part III of the Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

         The following are our executive officers and directors:

                           Name                     Age                              Position
                           ----                     ---                              --------
           Stephen Nussdorf                         53     Chairman of the Board of Directors
           Michael W. Katz                          57     President, Chief Executive Officer and Director
           A. Mark Young                            44     Chief Financial Officer
           Donovan Chin                             38     Chief Financial Officer of Perfumania, Inc. and  Secretary
           Leon Geller                              49     Vice President of Purchasing, Perfumania, Inc.
           Alan Grobman                             34     Vice President of Logistics and Distribution, Perfumania, Inc.
           Joel Lancaster                           45     Vice President of Stores, Perfumania, Inc.
           Carole Ann Taylor(1)(2)(3)               58     Director
           Joseph Bouhadana(1)(2)(3)                35     Director
           Paul Garfinkle(1)                        63     Director


      (1) Member of Audit Committee. Mr. Garfinkle serves as Chairman of the Audit Committee.
      (2)   Member of Compensation Committee.
      (3)   Member of Stock Option Committee.

         Stephen Nussdorf -- was appointed our Chairman of the Board in February 2004. Mr. Nussdorf is one of the principal shareholders in, and an executive officer of Quality King Distributors, Inc. (Quality King"). Quality King is a privately held promotional wholesaler of pharmaceuticals, health and beauty care products, and fragrances with annual sales approximating $2.5 billion. Mr. Nussdorf joined Quality King in 1972 and has served Quality King in various capacities in all divisions of its business.

         Michael W. Katz -- joined us in February 2004 as our President and Chief Executive Officer. He was also appointed a Director. Mr. Katz has served in various capacities at Quality King and its affiliated companies; primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Quality King and its affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996 he has served as Executive Vice President of Quality King and as the Chief Executive Officer and a Director of Model Reorg., Inc., an affiliate of Quality King which sells wholesale and retail designer fragrances. Mr. Katz became Executive Vice President, Chief Financial Officer and Treasurer of QK Healthcare, Inc., a wholly owned subsidiary of Quality King in 2000. Mr. Katz is a Certified Public Accountant.

         A. Mark Young -- joined us in February 2000 and became our Chief Financial Officer in May 2000. He served as one of our Directors from April 2001 until his resignation as a Director in September 2002. Prior to February 2000, Mr. Young was employed in the Business Assurance practice of the Middle Market Group of PricewaterhouseCoopers LLP. Mr. Young is a Certified Public Accountant.

         Donovan Chin -- serves as the Chief Financial Officer of Perfumania, Inc., our wholly owned subsidiary ("Perfumania"). He was appointed Corporate Secretary in February 1999, Director in March 1999 (through February 2004), and Chief Financial Officer of Perfumania in May 2000. He has also served as our Chief Financial Officer from February 1999 to May 2000. From May 1995 to February 1999, Mr. Chin was our Corporate Controller, and from May 1993 to May 1995 he was Assistant Corporate Controller. Previously, Mr. Chin was employed by Pricewaterhouse LLP in its Miami audit practice. Mr. Chin is a Certified Public Accountant.

         Leon Geller -- Leon Geller joined us in March 2001 as Vice President of Purchasing of Perfumania. Prior to joining us, Mr. Geller was the Executive Director of a textile distributor in Peru.

         Alan Grobman -- has served as the Vice President of Logistics and Distribution for Perfumania since February 2003. He also served as our Director of Fulfillment from November 2000 to February 2003. From March 1999 to October 2000, Mr. Grobman was Plant Manager of a Peruvian manufacturer of food and specialty packaging.

         Joel Lancaster -- has served as the Vice President of Stores for Perfumania since July 2000. He also served as our Director of Stores from August 1997 to July 2000, and as a District Supervisor from October 1995 to August 1997. Previously, Mr. Lancaster was employed by Lillie Rubin, Inc. as its National Director of Stores for four years.

         Carole Ann Taylor -- has been a Director since June 1993. She is the owner of Little Havana to Go, Little Havana's official souvenir store in historic Little Havana, Miami, Florida, specializing in art, music, Cuban memorabilia, cigars and clothing. She is also the owner of Miami To Go, a retail and wholesale Miami souvenir company and a partner in Miami Airport Duty Free Joint Venture, owners of the 12 duty free stores at Miami International Airport. Ms. Taylor is also a board member for the Performing Arts Center Trust of Miami, the City of Miami International Trade Board, the World Trade Center, the Academy of Travel and Tourism, the Omni Advisory Board, the Greater Miami Host Committee, the Visitor Industry Council and the Miami Dade Community College School of Aviation & Visitor Services Advisory Committee. She is a member of the Executive Committee of the Greater Miami Convention & Visitors Bureau. Ms. Taylor is a member of our Audit, Compensation and Stock Option Committees.

         Joseph Bouhadana -- was appointed a Director in September 2002. Mr. Bouhadana has served as Corporate Director of Technology for INTCOMEX, the largest distributor of branded computer components, generic accessories and networking peripherals into the Latin American and Caribbean regions with 13 offices in 10 countries, since January 2005. He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Hotelworks.com or Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana is a member of our Audit, Compensation and Stock Option Committees.

         Paul Garfinkle -- joined us in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP, in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm's most significant clients. He also served for many years as a member of the firm's Board of Directors and, during his last six years at the firm, as national director of Real Estate. Mr. Garfinkle is the Chairman of the Audit Committee.

Audit Committee

         Our Board of Directors has a standing Audit Committee comprised of Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle. Each of the members of the Audit Committee is independent as defined in the Marketplace Rules of The Nasdaq Stock Market. The Board of Directors designated Paul Garfinkle the "audit committee financial expert" as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 requires directors, executive officers and persons who own more than 10 percent of our common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

         To our knowledge, based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended January 29, 2005, we believe a filing deficiency under Section 16(a) occurred due to a late report filed by Ilia Lekach with respect to a Form 4 relating to three transactions and did not, as of the date hereof, file another Form 4 with respect to four transactions. We also believe a late report was filed for one transaction for both Glenn and Stephen Nussdorf.

ITEM 11. EXECUTIVE COMPENSATION

         The following tables set forth certain information concerning compensation for the fiscal years ended January 29, 2005 (Fiscal 2004), January 31, 2004 (Fiscal 2003) and February 1, 2003 (Fiscal 2002) of the Chief Executive Officer and the most four highly compensated executive officers who were serving as executive officers of the Company at the end of the last fiscal year and whose total annual salary and bonus exceeded $100,000 for Fiscal 2004 (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                          Long-term Compensation
                                 ----------------------------------------------- ----------------------------------
                                                                                    Awards                 Payouts
                                 ----------------------------------------------- ----------------------------------
                                                                                 Restricted
                                 Fiscal                        Other Annual         Stock                   LTIP       All Other
Name and Principal Position      Year   Salary($)  Bonus($)  Compensation($)(1)   Awards($) Options(#)(2) Payouts($) Compensation($)
-----------------------------------------------------------------------------------------------------------------------------------
Michael W. Katz                   2004         (3)     --          --              --            --            --         --
  President and                   2003         --      --          --              --            --            --         --
  Chief Executive Officer         2002         --      --          --              --            --            --         --

Ilia Lekach (4)                   2004     16,962      --          --              --            --            --         --
  Formerly Chairman of the Board  2003    509,101      --   1,012,521              --       125,000            --         --
  and Chief Executive Officer     2002    441,000      --          --              --            --            --         --

A. Mark Young                     2004    227,189      --          --              --            --            --         --
  Chief Financial Officer         2003    217,640      --     472,072              --        25,000            --         --
                                  2002    196,153      --          --              --            --            --         --

Donovan Chin                      2004    211,615      --          --              --            --            --         --
  Chief Financial Officer,        2003    205,842      --          --              --            --            --         --
  Perfumania, Inc. and Secretary  2002    200,857      --          --              --            --            --         --

Leon Geller                       2004    206,044      --          --              --            --            --         --
  Vice President of Purchasing    2003    181,209      --     183,899              --        12,500            --         --
  Perfumania, Inc.                2002    173,166      --          --              --            --            --         --

Joel Lancaster                    2004    138,298      --          --              --            --            --         --
  Vice President of Sales         2003    149,371      --     145,167              --        16,252            --         --
  Perfumania, Inc.                2002    131,945      --          --              --            --            --         --


(1) Amounts included represent payments made to the persons indicated pursuant to the terms of their employment agreements as a result of the change of control, described below. These payments were made as a consequence of the determination on February 3, 2004 by the disinterested and independent members of the Board of Directors that a change of control had occurred under the terms of such employment agreements, and the subsequent authorization on such date of such payments by Ilia Lekach, the Company's then Chairman and the Chief Executive Officer. The column for "Other Annual Compensation" does not include any amounts for executive perquisites and any other personal benefits, such as the cost of automobiles, life insurance and disability insurance because the aggregate dollar amount per executive does not exceed the lesser of $50,000 or 10% of their annual salary and bonus.

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

(3) Michael W. Katz was not paid by the Company during Fiscal 2004. An aggregate amount of $325,000 was accrued during Fiscal 2004 and subsequently contributed to the Company's additional Paid-in-Capital. The Company began paying Michael W. Katz salary in the second quarter of Fiscal 2005.

(4) Ilia Lekach, our former Chairman and Chief Executive Officer, was terminated on February 10, 2004.

                              OPTIONS GRANTS TABLE

         There were no option grants to any Named Executive Officers in Fiscal 2004.

         Total stock option grants during Fiscal 2004 were 5,334.

             STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

         The following table sets forth certain information concerning option exercises in Fiscal 2004 and the number of unexercised stock options held by the Named Executive Officers as of January 29, 2005.

                                                                                Value of Unexercised
                                                       Number of Unexercised   In-The-Money Options at
                    Number of Shares                    Options at Fiscal        Fiscal Year-End
                      Acquired on            Value    Year-End (#) Exercisable ($)(1)(2) Exercisable /
 Name                 Exercise             Realized    / Unexercisable (1)       Unexercisable
----------------    ---------------      ------------  -----------------------  -----------------------
Michael W. Katz                 --                 --                0/0               $0/0
Ilia Lekach                443,750         $3,798,977                0/0               $0/0
A. Mark Young                   --                 --           50,000/0         $442,500/0
Donovan Chin                    --                 --           27,250/0          $77,353/0
Leon Geller                 15,000         $   93,852            7,704/0          $84,513/0
Joel Lancaster               8,500         $   67,485           24,004/0         $102,444/0

(1) Includes options issued to such persons as a result of the change in control discussed in Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters. Assumes all outstanding options are currently exercisable based on the change of control.

(2) Based on the spread between the exercise price of the options and the closing price of $14.49 per share on January 29, 2005.

Director Compensation

         We pay each nonemployee director a $10,000 annual retainer, and reimburse their expenses in connection with their activities as directors. In addition, nonemployee directors are eligible to receive stock options under the Directors Stock Option Plan.

         The Directors Stock Option Plan currently provides for an automatic grant of an option to purchase 500 shares of our common stock upon a person's election as director and an automatic grant of options to purchase 1,000 shares of our common stock upon re-election to the Board, in both instances at an exercisable price equal to the fair market value of the common stock on the date of the option grant.

Employment and Severance Agreements

       Effective February 1, 2002, we entered into a 3-year employment agreement with Ilia Lekach, our former Chairman and Chief Executive Officer. Mr. Lekach's employment agreement was terminated effective as of February 10, 2004. Pursuant to the terms of the employment agreement, Mr. Lekach was to receive an annual salary of $460,000, subject to cost-of-living increases or 5% if higher. The employment agreement provided that Mr. Lekach would continue to receive his annual salary until the expiration of the term of the agreement if his employment was terminated by us for any reason other than death, disability or cause (as defined in the employment agreement). The employment agreement contained a performance bonus plan, which provided for additional compensation and grant of stock options, if certain specified net income levels were met. Pursuant to the terms of the employment agreement, Mr. Lekach received a signing bonus of $250,000 and was granted 125,000 options to purchase our common stock at an exercise price of $4.00 per share (the closing market price of our common stock on January 31, 2002).

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

       As a consequence of the change of control described below, Mr. Young, Mr. Geller, Mr. Lancaster and Mr. Grobman received approximately $472,000, $184,000, $145,000 and $125,000, respectively, under the terms of their then existing employment agreements with the Company. These payments were made as a consequence of the determination on February 3, 2004 by the disinterested and independent members of the Board of Directors that a change of control had occurred under the terms of such employment agreements, and the subsequent authorization on such date of such payments by Ilia Lekach, the Company's then Chairman and Chief Executive Officer.

Compensation Committee Interlocks and Insider Participation

         The following directors served as members of the compensation committee during the 2004 fiscal year: Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle. None of the members of the compensation committee was, at any time either during or before such fiscal year, an officer or employee of ours or any of our subsidiaries, or has any relationship requiring disclosure under Item 13, Certain Relationships and Related Party Transactions.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table shows the amount of common stock beneficially owned as of May 16, 2005 by: (a) each of our directors, (b) each of our executive officers named in the Executive Compensation Table (set forth above), (c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o E Com Ventures, Inc., 251 International Parkway, Sunrise, Florida, 33325.

                         Common Stock Beneficially Owned

------------------------------------------------------------------------------------------------------------
         Name and Address                            Total Number of Shares             Percent of Shares
         of Beneficial Owner                         Beneficially Owned                     Outstanding

------------------------------------------------------------------------------------------------------------
          Glen and Stephen Nussdorf                  1,557,589 (1)(2)(8)(9)                   52.8%
          Ilia Lekach                                  300,000 (1)(3)(4)                      10.2%
          A. Mark Young                                 51,925 (1)(5)                          1.7%
          Donovan Chin                                  27,250 (1)(5)                           *
          Joel Lancaster                                24,454 (1)(5)                           *
          Leon Geller                                   15,000 (1)(5)                           *
          Alan Grobman                                  10,000 (1)(5)                           *
          Carole A. Taylor                               5,000 (1)(5)                           *
          Joseph Bouhadana                               1,000 (1)(5)                           *
          Paul Garfinkle                                     0 (1)(8)                           *
          Michael W. Katz                                    0 (1)(8)                           *
          Parlux Fragrances, Inc                       378,102 (6)                            12.8%
          All directors and executive
            officers as a group
            (10 persons)                             1,692,218 (7)                           54.9%

       -----------------
       *Less than 1%.

(1) For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a "beneficial owner" of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.

(2) The principal business address of Messrs. Glenn and Stephen Nussdorf is 2060 Ninth Avenue, Ronkonkoma, New York 11779.

(3) The address of Ilia Lekach is 3725 SW 30th Avenue, Ft. Lauderdale, Florida 33154.

(4) Ilia Lekach jointly owns with his spouse the shares set forth opposite his respective name.

(5) With respect to the specified beneficial owner, includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 16, 2005 in the following amounts: A. Mark Young (50,000); Donovan Chin (27,250); Leon Geller (15,000); Alan Grobman (10,000); Joel Lancaster (24,004); Carole
         A. Taylor (5,000); and Joseph Bouhadana (2,000).

(6) The address of Parlux Fragrances, Inc. is 3725 S.W. 30th Avenue, Ft. Lauderdale, Florida 33154. Ilia Lekach, our former Chairman and Chief Executive Officer, is the Chairman of the Board of Parlux Fragrances, Inc.

(7) Includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 16, 2005, as set forth in Note 5 above.

(8) Does not include shares issuable upon the exercise of stock options that are provided for under the Company's 2000 Directors Stock Option Plan as a result of their appointment to the Board but not granted to each of Michael Katz, Paul Garfinkle and Stephen Nussdorf. Each of these directors, who are not employees of the Company, may in the future, be granted options to acquire shares.

(9) With respect to the beneficial ownership of the Nussdorfs, includes 444,445 shares of common stock issuable on conversion of a $5,000,000 Subordinated Convertible Note issued by the Company to the Nussdorfs in December 2004. See further discussion at "Change of Control" in Item 12 of this Form 10-K/A.

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

         Of the 720,954 shares subject to the Nussdorf Option Agreement, an aggregate 443,750 shares were issuable upon exercise of certain stock options owned of record by Ilia Lekach. To date, Mr. Lekach had exercised his options to acquire all of those shares and the Nussdorfs have acquired all 720,954 shares pursuant to the Nussdorf Option Agreement.

         The Nussdorfs now own an aggregate 1,128,144 shares of the Company's common stock or approximately 38% of the total number of shares of the Company common stock currently outstanding.

         In March 2004, the Nussdorfs made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There are no prepayment penalties and the loan is subordinate to all bank related indebtedness. On December 9, 2004 the Company issued a Subordinated Convertible Note (the Convertible Note") in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the convertible Note is subordinate to all bank indebtedness. The Convertible note is payable in January 2007 and allows the Nussdorfs to convert the Convertible Note into shares of the Company's common stock at a conversion price of $11.25, which equals the closing market price of the Company's common stock on December 9, 2004.

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

Certain Relationships and Related Party Transactions

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

          The Nussdorfs are officers and principals of Quality King. During fiscal year 2004, the Company purchased approximately $39,317,000 of merchandise from Quality King and sold approximately $23,570,000 of different merchandise to Quality King. In fiscal year 2003, there were approximately $5,960,000 of purchases from Quality King and approximately $11,366,000 of merchandise sold to Quality King. The amounts due to Quality King and its affiliates at January 29, 2005 and January 31, 2004, were approximately $13,234,000 and $797,000 respectively.

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

Principal Accountant Fees Services

The aggregate fees billed by Deloitte & Touche LLP ("Deloitte") for fiscal years 2004 and 2003 are as follows:

Fees                                       Fiscal 2004           Fiscal 2003
-----------------------------------    --------------------  -------------------

Audit Fees (1)                                   $ 285,000             $ 289,700
Audit Related Fees (2)                               1,500                54,600
Tax Fees (3)                                        19,005                10,325
                                       --------------------  -------------------

                        Total Fees               $ 305,505             $ 354,625
                                       ====================  ===================


      (1) "Audit Fees" consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.

      (2) "Audit Related Fees" in Fiscal 2004 consist of professional fees for providing an independent auditors' consent. In Fiscal 2003, charges represent professional fees rendered in connection with the accounting treatment of an acquisition.

      (3) "Tax Fees" consist of fees billed for professional services rendered for tax compliance and tax service.

       There were no fees billed to us by Deloitte for services rendered, other than the services covered above under "Audit Fees", "Audit Related Fees" and "Tax Fees" for fiscal years 2004 and 2003.

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

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, May 27, 2005.

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

                 SIGNATURE                                  TITLE                               DATE
                 ---------                                  -----                               ----
                 /s/ MICHAEL W.  KATZ                       President   and  Chief   Executive  May 27, 2005
                 ------------------------------             Officer
                 Michael W. Katz                            (Principal Executive Officer)



                 /s/ STEPHEN NUSSDORF                       Chairman of the Board of Directors  May 27, 2005
                 ------------------------------
                 Stephen Nussdorf


                 /s/ A. MARK YOUNG                          Chief Financial Officer,            May 27, 2005
                 ------------------------------             (Principal Accounting Officer)
                 A. Mark Young


                 /s/ DONOVAN CHIN                           Chief Financial Officer             May 27, 2005
                 ------------------------------             Perfumania, Inc.,
                 Donovan Chin


                 /s/ CAROLE ANN TAYLOR                      Director                            May 27, 2005
                 ------------------------------
                 Carole Ann Taylor


                 /s/ JOSEPH BOUHADANA                       Director                            May 27, 2005
                 ------------------------------
                 Joseph Bouhadana


                 /s/ PAUL GARFINKLE                         Director                            May 27, 2005
                 ------------------------------
                 Paul Garfinkle

EXHIBIT     DESCRIPTION
-------     -----------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002