Form 10-Q
period 2005-04-30
E COM VENTURES INC
filed 2005-06-08
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ___________ to _____________.

                         Commission file number: 0-19714


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

                                 Yes |_| No |X|

The number of shares outstanding of the registrant's common stock, as of the latest practicable date: At June 7, 2005 there were 2,955,101 outstanding shares of its common stock, $0.01 par value.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION



         ITEM 1    FINANCIAL STATEMENTS (unaudited)...........................3
                   Consolidated Condensed Balance Sheets......................3
                   Consolidated Condensed Statements of Operations............4
                   Consolidated Condensed Statements of Cash Flows............5
                   Notes to Consolidated Condensed Financial Statements.......6

         ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............9

         ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                   MARKET RISK...............................................11

         ITEM 4    CONTROLS AND PROCEDURES...................................11


                                                  PART II
                                             OTHER INFORMATION

         ITEM 1    LEGAL PROCEEDINGS.........................................11

         ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                   PROCEEDS..................................................11

         ITEM 3    DEFAULTS UPON SENIOR SECURITIES...........................11

         ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......11

         ITEM 5    OTHER INFORMATION.........................................11

         ITEM 6    EXHIBITS..................................................11

         SIGNATURES..........................................................13

         CERTIFICATIONS......................................................14

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                                   April 30, 2005       January 29, 2005
                                                                        ------------------    ------------------
Current assets:
Cash and cash equivalents                                               $        1,698,819    $        1,249,543
Trade receivables, net                                                           1,187,624               695,812
Inventories                                                                     83,511,037            78,929,639
Prepaid expenses and other current assets                                        1,309,906             1,149,723
                                                                        ------------------    ------------------
  Total current assets                                                          87,707,386            82,024,717

Property and equipment, net                                                     23,466,047            23,070,723
Goodwill                                                                         1,904,448             1,904,448
Other assets, net                                                                  706,455               817,156
                                                                        ------------------    ------------------
  Total assets                                                          $      113,784,336    $      107,817,044
                                                                        ==================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                                     $       36,331,510    $       31,528,212
Accounts payable                                                                17,444,946            18,111,196
Accounts payable, affiliates                                                    28,344,227            23,228,325
Accrued expenses and other liabilities                                           5,110,356             6,685,494
Current portion of obligations under capital leases                                221,232               231,353
                                                                        ------------------    ------------------
  Total current liabilities                                                     87,452,271            79,784,580

Convertible note payable - affiliate                                             5,000,000             5,000,000
Long-term portion of obligations under capital leases                            7,914,930             7,972,455
                                                                        ------------------    ------------------
  Total liabilities                                                            100,367,201            92,757,035
                                                                        ------------------    ------------------

Commitments and contingencies (see Note 5)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued                                                       --                    --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,840,184 and 3,834,684 shares issued
   in fiscal years 2005 and 2004, respectively                                      38,402                38,347
Additional paid-in capital                                                      75,770,573            75,347,588
Treasury stock, at cost, 898,249 shares in fiscal years 2005 and 2004           (8,576,944)           (8,576,944)
Accumulated deficit                                                            (53,814,896)          (51,748,982)
                                                                        ------------------    ------------------
  Total shareholders' equity                                                    13,417,135            15,060,009
                                                                        ------------------    ------------------
  Total liabilities and shareholders' equity                            $      113,784,336    $      107,817,044
                                                                        ==================    ==================

     See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       Thirteen Weeks Ended  Thirteen Weeks Ended
                                                          April 30, 2005          May 1, 2004
                                                        ------------------    ------------------
Net sales                                               $       43,277,885    $       43,571,466
Cost of goods sold                                              25,414,410            26,066,580
                                                        ------------------    ------------------
Gross profit                                                    17,863,475            17,504,886
                                                        ------------------    ------------------

Operating expenses:
  Selling, general and administrative                           17,662,419            17,949,465
  Depreciation and amortization                                  1,408,507             1,552,312
                                                        ------------------    ------------------
    Total operating expenses                                    19,070,926            19,501,777
                                                        ------------------    ------------------

Loss from operations                                            (1,207,451)           (1,996,891)
Interest expense, net                                             (858,463)             (640,657)
                                                        ------------------    ------------------
    Net loss                                            $       (2,065,914)   $       (2,637,548)
                                                        ==================    ==================

Net loss per common share:
  Basic                                                 $            (0.70)   $            (1.00)
                                                        ==================    ==================
  Diluted                                               $            (0.70)   $            (1.00)
                                                        ==================    ==================

Weighted average number of common shares outstanding:
  Basic                                                          2,938,594             2,650,153
                                                        ==================    ==================
  Diluted                                                        2,938,594             2,650,153
                                                        ==================    ==================

    See accompanying notes to consolidated condensed financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Thirteen Weeks Ended  Thirteen Weeks Ended
                                                                 April 30, 2005          May 1, 2004
                                                               ------------------    ------------------
Cash flows from operating activities:
Net loss                                                       $       (2,065,914)   $       (2,637,548)
Adjustments to reconcile net loss to net cash
      used in operating activities:
Depreciation and amortization                                           1,408,507             1,552,312
Change in operating assets and liabilities:
   Trade receivables                                                     (491,812)             (331,131)
   Inventories                                                         (4,581,398)          (14,776,499)
   Prepaid expenses and other assets                                     (107,537)              275,411
   Accounts payable, non-affiliates                                      (666,250)            5,208,827
   Accounts payable, affiliates                                         5,115,902             7,094,089
   Accrued expenses and other liabilities                              (1,169,138)           (4,429,281)
                                                               ------------------    ------------------
Net cash used in operating activities                                  (2,557,640)           (8,043,820)
                                                               ------------------    ------------------

Cash flows from investing activities:
   Additions to property and equipment                                 (1,745,776)             (691,813)
                                                               ------------------    ------------------
Net cash used in investing activities                                  (1,745,776)             (691,813)
                                                               ------------------    ------------------

Cash flows from financing activities:
   Net borrowings under bank line of credit                             4,803,298             1,921,920
   Principal payments under capital lease obligations                     (67,646)              (63,484)
   Proceeds from note and interest receivable,
        shareholder and officer                                                --               327,311
   Proceeds from subordinated secured demand loan, affiliate                   --             5,000,000
   Proceeds from exercise of stock options                                 17,040               973,057
                                                               ------------------    ------------------
Net cash provided by financing activities                               4,752,692             8,158,804
                                                               ------------------    ------------------
Increase in cash and cash equivalents                                     449,276              (576,829)
Cash and cash equivalents at beginning of period                        1,249,543             1,961,310
                                                               ------------------    ------------------
Cash and cash equivalents at end of period                     $        1,698,819    $        1,384,481
                                                               ==================    ==================

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

       Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of April 30, 2005, Perfumania operated a chain of 226 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company's more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

       The consolidated condensed financial statements include the accounts of ECOMV and subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

       The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited consolidated condensed financial statements. It is suggested that these consolidated condensed financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the SEC on April 29, 2005.

RECLASSIFICATIONS

       Certain fiscal year 2004 amounts have been reclassified to conform with the fiscal year 2005 presentation.

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

                                                            Thirteen Weeks Ended  Thirteen Weeks Ended
                                                               April 30, 2005         May 1, 2004
                                                             ------------------    ------------------
Net loss as reported                                         $       (2,065,914)   $       (2,637,548)

Add: Total fair value of stock based employee compensation
  expense not included in reported net loss                              (5,374)              (12,172)
                                                             ------------------    ------------------

Proforma net loss                                            $       (2,071,288)   $       (2,649,720)
                                                             ==================    ==================

Proforma net loss per share:

  Basic                                                      $            (0.70)   $            (1.00)
                                                             ==================    ==================
  Diluted                                                    $            (0.70)   $            (1.00)
                                                             ==================    ==================

       When the Company adopts Statement of Financial Accounting Standards No 123 (revised 2004) "Share Based Payments" ("SFAS 123(R)") at the beginning of fiscal year 2006, compensation expense will be recorded for new and modified awards.

NOTE 3  - BANK LINE OF CREDIT AND CONVERTIBLE NOTE PAYABLE, AFFILIATE

      The bank line of credit and convertible note payable, affiliate consists of the following:

                                                                              April 30, 2005      January 29, 2005
                                                                            ------------------   ------------------
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially all
  of Perfumania's assets (see below)                                        $       36,331,510   $       31,528,212
                                                                            ==================   ==================

Convertible note payable affiliate - long term                              $        5,000,000   $        5,000,000
                                                                            ==================   ==================

       Perfumania's senior secured credit facility provides for borrowings of up to $60 million, of which $11.4 million was available as of April 30, 2005, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of April 30, 2005, Perfumania was in compliance with its covenant requirements.

       In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the "Convertible Note") in exchange for a $5,000,000 subordinated secured demand loan made to the Company in the first quarter of fiscal year 2004 by Glenn and Stephen Nussdorf (the "Nussdorfs"). The Nussdorfs own approximately 39% of the Company's outstanding common stock and they are officers and principals of Quality King Distributors, Inc. ("Quality King"). Stephen Nussdorf is the Chairman of the Company's Board of Directors. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note is payable in January 2007 and allows the Nussdorfs to convert the Convertible Note into shares of the Company's common stock at a conversion price of $11.25.

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

NOTE 5 - CONTINGENCIES

       The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters should not have a materially adverse effect on the Company's financial position.

NOTE 6 - RELATED PARTY TRANSACTIONS

         Parlux Fragrances, Inc. ("Parlux") owns 378,102 shares, or approximately 13%, of the Company's outstanding common stock. Purchases of product from Parlux and Quality King were approximately $10.5 million for the first thirteen weeks of fiscal 2005, representing approximately 36% of the Company's total inventory purchases. The amount due to related parties at April 30, 2005 is approximately $28.3 million, is non-interest bearing and is included in accounts payable, affiliates in the accompanying consolidated condensed balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company's business, these terms are sometimes extended.

       During the first thirteen weeks of fiscal 2005, the Company sold approximately $3.3 million of wholesale merchandise to Quality King. The amount due from Quality King at April 30, 2005 was approximately $138,000 and is included in trade receivables, net in the accompanying consolidated condensed balance sheets

NOTE 7 - SEGMENT INFORMATION

         The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. Substantially all wholesale sales are to Quality King. Financial information for these segments is summarized in the following table.

                            Thirteen Weeks       Thirteen Weeks
                                Ended                Ended
                            April 30, 2005        May 1, 2004
                          ------------------   ------------------
Net sales to customers:
     Retail               $       39,936,425   $       38,198,657
     Wholesale                     3,341,460            5,372,809
                          ------------------   ------------------
                          $       43,277,885   $       43,571,466
                          ==================   ==================

Gross profit:
     Retail               $       17,652,601   $       17,150,401
     Wholesale                       210,874              354,485
                          ------------------   ------------------
                          $       17,863,475   $       17,504,886
                          ==================   ==================

NOTE 8 - NON CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                              For the Thirteen Weeks Ended
                                                       -------------------------------------------
                                                         April 30, 2005           May 1, 2004
                                                       -------------------------------------------
Accrued compensation for President and
   Chief Executive Officer contributed to capital               $ 406,000               $       -

Cash paid during the period for:
   Interest                                                     $ 787,654               $ 624,094

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended April 30, 2005 with the Thirteen Weeks Ended May 1, 2004.

       Net sales decreased 0.7% from $43.6 million in the first thirteen weeks of 2004 to $43.3 million in the first thirteen weeks of 2005. The decrease in sales was primarily due to a $2.0 million decrease in wholesale sales combined with a $1.7 million increase in retail store sales.

       Wholesale sales were $3.3 million for the first thirteen weeks of fiscal 2005 compared to $5.4 million for the first thirteen weeks of fiscal 2004. All wholesale sales during the first quarter of fiscal 2005 were made to Quality King. We expect wholesale sales during fiscal 2005 to be comparable to fiscal 2004.

       Retail sales were $39.9 million for the first thirteen weeks of fiscal 2005 compared to $38.2 million for the first thirteen weeks of fiscal 2004. Perfumania's comparable store sales increased by 5.5% in the first thirteen weeks of fiscal 2005. Comparable store sales measure sales from stores that have been open for one year or more. The increase in comparable store sales was due to an increased inventory in both selection and quantity, with the consequent increase in sales volume, during the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. The average number of stores operated was 224 in the first quarter of fiscal 2005, versus 230 in the prior year's comparable period.

       Gross profit increased 2.0% from $17.5 million in the first thirteen weeks of 2004 (40.2% of total net sales) to $17.9 million in the first thirteen weeks of 2005 (41.3% of total net sales). The increase in gross profit was due to the increase in retail sales. As a percentage of net sales, total gross profit in the first thirteen weeks of 2005 increased versus the first thirteen weeks of 2004 due to the reduction in wholesale sales which realizes less margin.

       Selling, general and administrative expenses decreased 1.6% from $17.9 million in the first thirteen weeks of 2004 to $17.7 million in the first thirteen weeks of 2005. The decrease was largely attributable to reduced compensation costs at stores resulting from less scheduled hours compared with 2004, offset by increased spending for marketing and advertising initiatives. Depreciation and amortization was approximately $1.4 million in the first thirteen weeks of 2005 compared to $1.6 million for the first thirteen weeks of 2004.

       Interest expense, net was approximately $858,000 for the first thirteen weeks of 2005 compared with $641,000 in 2004. The increase in interest expense was primarily due to greater usage of the Company's line of credit availability and higher interest rates.

       As a result of the foregoing, our net loss decreased to $2.1 million in the first thirteen weeks of 2005 compared to a net loss of $2.6 million in the first thirteen weeks of 2004. Net loss per share for the first thirteen weeks of 2005 and 2004 was $0.70 and $1.00, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first thirteen weeks of fiscal 2005, these capital requirements generally were satisfied through borrowings under our credit facility.

       At April 30, 2005, we had working capital of approximately $0.3 million compared to working capital of approximately $2.2 million at January 29, 2005. The change was primarily due to the net loss during the current period, increased spending on store construction and the increase in borrowings due to the seasonality of our business.

       Net cash used in operating activities during the current period was approximately $2.6 million compared with approximately $8.0 million for the same period in the prior year. The decrease in cash used in operating activities was primarily due to a reduction in our need for a seasonal inventory build up during the current quarter compared with our inventory needs of the prior years first quarter. In the prior years first quarter, inventory purchases and the resultant payables were comparably greater as purchases from fiscal year end 2003 were delayed due to the anticipated change in control.

       Net cash used in investing activities was approximately $1.7 million in the first thirteen weeks of fiscal year 2005 compared to $0.7 million in the first thirteen weeks of 2004. The current period's investing activities primarily represented spending for 4 new stores and construction in progress on 8 new stores scheduled for completion during the second quarter of fiscal year 2005.

       Net cash provided by financing activities during the current period was approximately $4.8 million compared with approximately $8.2 million for the same period in the prior year. In the prior year $5 million in proceeds were received from a subordinated note payable to an affiliate.

       We believe that our cash balances, the available borrowing capacity under our credit facility and the projected future operating results will generate sufficient liquidity to support the Company's needs for the next twelve months, however there can be no assurance that our plans will be successful.

       During the thirteen weeks ended April 30, 2005, Perfumania opened 4 new stores and relocated 2 existing stores. At April 30, 2005, Perfumania operated 226 stores compared to 230 stores as of May 1, 2004. Our focus is on improving the profitability of existing stores and selectively opening new stores. We plan to open approximately 15 new stores and close approximately 4 stores during the remainder of fiscal year 2005.

CRITICAL ACCOUNTING POLICIES

       Our consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information. Presentation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of those critical accounting policies can be found in our 2004 Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

       Some of the statements in this quarterly report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend," and other similar expressions, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC"), including the Risk Factors included in our 2004 Annual Report on From 10-K filed with the SEC. Those Risk Factors contained in our 2004 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         During the quarter ended April 30, 2005, there have been no material changes in the information about our market risks as of January 29, 2005 as set forth in Item 7A of the 2004 Form 10-K.

ITEM 4.           CONTROLS AND PROCEDURES

       Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 30, 2005, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.


PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                  31.1     Certification by Chief Executive Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  31.2     Certification by Chief Financial Officer pursuant to
                           Section 302 of the Sarbanes-Oxley Act of 2002.

                  32.1     Certification by Chief Executive Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  32.2     Certification by Chief Financial Officer pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.

                  10.9 Amendment to Revolving Credit and Security Agreement with GMAC Commercial Credit LLC.

                  E COM VENTURES, INC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  E COM VENTURES, INC.
                                          -------------------------------------
                                                     (Registrant)


Date: June 7, 2005               By:      /S/ MICHAEL W. KATZ
                                          -------------------------------------
                                          Michael W. Katz
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                 By:      /S/ A. MARK YOUNG
                                          -------------------------------------
                                          A. Mark Young
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)