Form 10-Q
period 2005-07-30
E COM VENTURES INC
filed 2005-09-07
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended July 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________.

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

                                 Yes |_| No |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes |_| No |X|

The number of shares outstanding of the registrant's common stock, as of the latest practicable date: At September 2, 2005 there were 2,953,092 outstanding shares of its common stock, $0.01 par value.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION


ITEM 1      FINANCIAL STATEMENTS (unaudited)...................................3

            Condensed Consolidated Balance Sheets..............................3
            Condensed Consolidated Statements of Operations....................4
            Condensed Consolidated Statements of Cash Flows....................5
            Notes to Condensed Consolidated Financial Statements...............6

ITEM 2      MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS......................9

ITEM 3      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
            MARKET RISK.......................................................12

ITEM 4      CONTROLS AND PROCEDURES...........................................12

                                     PART II
                                OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS.................................................12

ITEM 2      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
            PROCEEDS..........................................................12

ITEM 3      DEFAULTS UPON SENIOR SECURITIES...................................13

ITEM 4      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............13

ITEM 5      OTHER INFORMATION.................................................13

ITEM 6      EXHIBITS..........................................................13

SIGNATURES....................................................................14

CERTIFICATIONS................................................................15

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         July 30, 2005     January 29, 2005
                                                        ---------------    ---------------
ASSETS:

Current assets:
Cash and cash equivalents                               $     1,583,619    $     1,249,543
Trade receivables, net                                        1,286,826            695,812
Inventories                                                  77,445,754         78,929,639
Prepaid expenses and other current assets                       663,027          1,149,723
                                                        ---------------    ---------------
      Total current assets                                   80,979,226         82,024,717

Property and equipment, net                                  24,811,581         23,070,723
Goodwill                                                      1,904,448          1,904,448
Other assets, net                                               587,784            817,156
                                                        ---------------    ---------------
      Total assets                                      $   108,283,039    $   107,817,044
                                                        ===============    ===============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                     $    35,952,934    $    31,528,212
Accounts payable                                             12,834,293         18,111,196
Accounts payable, affiliates                                 26,977,720         23,228,325
Accrued expenses and other liabilities                        6,217,306          6,685,494
Current portion of obligations under capital leases             216,532            231,353
                                                        ---------------    ---------------
      Total current liabilities                              82,198,785         79,784,580

Convertible note payable- affiliate                           5,000,000          5,000,000
Long-term portion of obligations under capital leases         7,861,945          7,972,455
                                                        ---------------    ---------------
      Total liabilities                                      95,060,730         92,757,035
                                                        ---------------    ---------------

Contingencies (see Note 5)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
  shares authorized, none issued                                     --                 --
Common stock, $.01 par value, 6,250,000 shares
  authorized; 3,848,851  and 3,834,684 shares issued
  in fiscal years 2005 and 2004, respectively                    38,489             38,347
Additional paid-in capital                                   75,798,084         75,347,588
Treasury stock, at cost, 898,249 shares in fiscal
  years 2005 and 2004                                        (8,576,944)        (8,576,944)
Accumulated deficit                                         (54,037,320)       (51,748,982)
                                                        ---------------    ---------------
      Total shareholders' equity                             13,222,309         15,060,009
                                                        ---------------    ---------------
      Total liabilities and shareholders' equity        $   108,283,039    $   107,817,044
                                                        ===============    ===============

     See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Thirteen Weeks     Thirteen Weeks    Twenty-Six Weeks   Twenty-Six Weeks
                                             Ended              Ended              Ended              Ended
                                         July 30, 2005      July 31, 2004      July 30, 2005      July 31, 2004
                                        ---------------    ---------------    ---------------    ---------------
Net sales                               $    54,198,660    $    48,470,731    $    97,476,545    $    92,042,197
Cost of goods sold                           32,677,293         27,602,927         58,091,703         53,669,507
                                        ---------------    ---------------    ---------------    ---------------
Gross profit                                 21,521,367         20,867,804         39,384,842         38,372,690
                                        ---------------    ---------------    ---------------    ---------------

Operating expenses:
  Selling, general and administrative        19,416,479         19,092,761         37,078,898         37,042,226
  Depreciation and amortization               1,361,059          1,480,585          2,769,566          3,032,897
                                        ---------------    ---------------    ---------------    ---------------
    Total operating expenses                 20,777,538         20,573,346         39,848,464         40,075,123
                                        ---------------    ---------------    ---------------    ---------------

Income (loss) from operations                   743,829            294,458           (463,622)        (1,702,433)
Interest expense, net                          (966,254)          (824,123)        (1,824,716)        (1,464,780)
                                        ---------------    ---------------    ---------------    ---------------
Net loss                                $      (222,425)   $      (529,665)   $    (2,288,338)   $    (3,167,213)
                                        ===============    ===============    ===============    ===============

Net loss per common share:
  Basic                                 $         (0.08)   $         (0.18)   $         (0.78)   $         (1.15)
                                        ===============    ===============    ===============    ===============
  Diluted                               $         (0.08)   $         (0.18)   $         (0.78)   $         (1.15)
                                        ===============    ===============    ===============    ===============

Weighted average number of common
  shares outstanding:
  Basic                                       2,949,378          2,866,544          2,943,986          2,758,348
                                        ===============    ===============    ===============    ===============
  Diluted                                     2,949,378          2,866,544          2,943,986          2,758,348
                                        ===============    ===============    ===============    ===============

     See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Twenty-Six         Twenty-Six
                                                                Weeks Ended        Weeks Ended
                                                               July 30, 2005      July 31, 2004
                                                              ---------------    ---------------
Cash flows from operating activities:
Net loss                                                      $    (2,288,338)   $    (3,167,213)
Adjustments to reconcile net loss to net cash provided by
  (used in) operating activities:
Provision for impairment of assets and store closing                   47,104             55,328
Depreciation and amortization                                       2,769,566          3,032,897
Change in operating assets and liabilities:
  Trade receivables                                                  (591,014)        (1,306,473)
  Inventories                                                       1,483,885        (19,899,253)
  Prepaid expenses and other assets                                   599,958           (778,787)
  Accounts payable, non-affiliates                                 (5,276,903)          (407,375)
  Accounts payable, affiliates                                      3,749,395         11,463,893
  Accrued expenses and other liabilities                             (109,292)        (3,961,023)
                                                              ---------------    ---------------
Net cash provided by (used in) operating activities                   384,361        (14,968,006)
                                                              ---------------    ---------------

Cash flows from investing activities:
  Additions to property and equipment                              (4,394,314)        (1,639,262)
                                                              ---------------    ---------------
Net cash used in investing activities                              (4,394,314)        (1,639,262)
                                                              ---------------    ---------------

Cash flows from financing activities:
  Net borrowings under bank line of credit                          4,424,722          9,569,587
  Principal payments under capital lease obligations                 (125,331)          (130,785)
  Proceeds from note and interest receivable,
    shareholder and officer                                                --            327,311
  Proceeds from subordinated secured demand loan, affiliate                --          5,000,000
  Proceeds from exercise of stock options                              44,638          1,500,070
                                                              ---------------    ---------------
Net cash provided by financing activities                           4,344,029         16,266,183
                                                              ---------------    ---------------
Increase (decrease) in cash and cash equivalents                      334,076           (341,085)
Cash and cash equivalents at beginning of period                    1,249,543          1,961,310
                                                              ---------------    ---------------
Cash and cash equivalents at end of period                    $     1,583,619    $     1,620,225
                                                              ===============    ===============

     See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of July 30, 2005, Perfumania operated a chain of 235 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company's more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

      The condensed consolidated financial statements include the accounts of ECOMV and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the SEC on April 29, 2005.

SEASONALITY AND QUARTERLY RESULTS

      Our operations historically have been seasonal, with higher sales in the fourth quarter than the other three fiscal quarters. Significantly higher fourth quarter retail sales result from increased purchases of fragrances as gift items during the holiday season. Our quarterly results may vary due to timing of new store openings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. Results of any interim period are not necessarily indicative of the results that may be expected during a full fiscal year.

RECLASSIFICATIONS

      Certain fiscal year 2004 amounts have been reclassified to conform with the fiscal year 2005 presentation.

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the proforma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

      In April 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net loss and net loss per shares would have been increased to the proforma amounts presented below.

                                                Thirteen Weeks     Thirteen Weeks    Twenty-Six Weeks   Twenty-Six Weeks
                                                   Ended              Ended              Ended              Ended
                                                July 30, 2005      July 31, 2004      July 30, 2005      July 31, 2004
                                               ---------------    ---------------    ---------------    ---------------
Net loss as reported                           $      (222,425)   $      (529,665)   $    (2,288,338)   $    (3,167,213)

Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                             (5,904)            (6,357)           (11,278)           (18,529)
                                               ---------------    ---------------    ---------------    ---------------

Proforma net loss                              $      (228,329)   $      (536,022)   $    (2,299,616)   $    (3,185,742)
                                               ===============    ===============    ===============    ===============

Proforma net loss per share:

  Basic                                        $         (0.08)   $         (0.18)   $         (0.78)   $         (1.15)
                                               ===============    ===============    ===============    ===============
  Diluted                                      $         (0.08)   $         (0.18)   $         (0.78)   $         (1.15)
                                               ===============    ===============    ===============    ===============

      When the Company adopts Statement of Financial Accounting Standards No. 123 (revised 2004) "Share Based Payments" ("SFAS 123(R)") at the beginning of fiscal year 2006, compensation expense will be recorded for new and modified awards.

NOTE 3 - BANK LINE OF CREDIT AND CONVERTIBLE NOTE PAYABLE, AFFILIATE

      The bank line of credit and convertible note payable, affiliate consist of the following:

                                                             July 30, 2005     January 29, 2005
                                                            ---------------    ---------------
Bank line of credit, which is classified as a
  current liability, interest payable monthly,
  secured by a pledge of substantially all of
  Perfumania's assets (see below)                           $    35,952,934    $    31,528,212
                                                            ===============    ===============

Convertible note payable affiliate - long term              $     5,000,000    $     5,000,000
                                                            ===============    ===============

      Perfumania's senior secured credit facility provides for borrowings of up to $60 million, of which $10.4 million was available as of July 30, 2005, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of July 30, 2005, Perfumania was in compliance with its covenant requirements.

      Glenn and Stephen Nussdorf (the "Nussdorfs") own approximately 39% of the Company's outstanding common stock and they are officers and principals of Quality King Distributors, Inc. ("Quality King"). Stephen Nussdorf is the Chairman of the Company's Board of Directors. In first quarter of fiscal 2004 the Nussdorfs made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bore interest at the prime rate plus 1%, had no prepayment penalties, required quarterly interest payments and was secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. The loan was subordinate to all bank related indebtedness.

      In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the "Convertible Note") in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note has the same interest and security terms as the subordinated secured demand loan but is payable in January 2007 and allows the Nussdorfs to convert the Convertible Note into shares of the Company's common stock at a conversion price of $11.25.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

      Parlux Fragrances, Inc. ("Parlux") owns 378,102 shares, or approximately 13%, of the Company's outstanding common stock. Purchases of product from Parlux and Quality King were approximately $22.2 million and $38.1 million for the first twenty-six weeks of fiscal 2005 and 2004 respectively, representing approximately 40% and 52% of the Company's total inventory purchases, respectively. The amount due to related parties at July 30, 2005 is approximately $27.2 million resulting from inventory purchases, is non-interest bearing and is included in accounts payable, affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company's business, these terms are sometimes extended.

      The Company sold approximately $8.6 million and $6.7 million of wholesale merchandise to Quality King for the first twenty-six weeks of fiscal 2005 and 2004, respectively.

NOTE 7 - SEGMENT INFORMATION

      The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. Substantially all wholesale sales during fiscal 2005 were to Quality King. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King. Financial information for these segments is summarized in the following table.

                       Thirteen Weeks          Thirteen Weeks         Twenty-Six Weeks        Twenty-Six Weeks
                           Ended                   Ended                   Ended                   Ended
                       July 30, 2005           July 31, 2004           July 30, 2005           July 31, 2004
                      ---------------         ---------------         ---------------         ---------------
Net sales:
    Retail            $    48,964,595         $    44,884,432         $    88,901,020         $    83,083,089
    Wholesale               5,234,065               3,586,299               8,575,525               8,959,108
                      ---------------         ---------------         ---------------         ---------------
                      $    54,198,660         $    48,470,731         $    97,476,545         $    92,042,197
                      ===============         ===============         ===============         ===============

Gross profit:
    Retail            $    21,190,818         $    20,673,744         $    38,843,419         $    37,824,145
    Wholesale                 330,549                 194,060                 541,423                 548,545
                      ---------------         ---------------         ---------------         ---------------
                      $    21,521,367         $    20,867,804         $    39,384,842         $    38,372,690
                      ===============         ===============         ===============         ===============

NOTE 8 - NON CASH TRANSACTIONS

      Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                         For the Twenty-Six Weeks Ended
                                                       ----------------------------------
                                                       July 30, 2005        July 31, 2004
                                                       ----------------------------------
Building under capital lease                           $          --        $     463,525
Accured compensation for President and
    Chief Executive Officer contributed to capital     $     406,000        $          --
Cash paid during the period for:
    Interest                                           $   1,705,123        $   1,351,084

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended July 30, 2005 with the Thirteen Weeks Ended July 31, 2004.

      Net sales increased 11.8% from $48.5 million in the thirteen weeks ended July 31, 2004 to $54.2 million in the thirteen weeks ended July 30, 2005. The increase in sales was due to an increase of $1.6 million in wholesale sales combined with a $4.1 million increase in retail store sales.

      Wholesale sales were $5.2 million for the thirteen weeks ended July 31, 2005 compared to $3.6 million for the thirteen weeks ended July 31, 2004 as product sales requests were received earlier than in the prior year. Substantially all wholesale sales during the second quarter of fiscal 2005 were made to Quality King.

      Retail sales were $49.0 million for the thirteen weeks ended July 30, 2005 compared to $44.9 million for the thirteen weeks ended July 31, 2004. The overall increase in retail sales and a 6.9% increase in comparable store sales over the same period of the prior year resulted from additional price reduction promotional events, improvement in our inventory product mix and depth, and general improvements in the retail industry. Comparable store sales measure sales from stores that have been open for one year or more. The average number of stores operated was 234 in the second quarter of fiscal 2005, versus 231 in the prior year's comparable period.

      Gross profit increased 3.1% from $20.9 million in the thirteen weeks ended July 31, 2004 (43.1% of total net sales) to $21.5 million in the thirteen weeks ended July 30, 2005 (39.7% of total net sales). The increase in gross profit was due to the increase in sales volume. As a percentage of net sales, total gross profit in the thirteen weeks ended July 30, 2005 decreased versus the thirteen weeks ended July 31, 2004 due to more promotional events with price reductions.

      Selling, general and administrative expenses increased 1.7% from $19.1 million in the thirteen weeks ended July 31, 2004 to $19.4 million in the thirteen weeks ended July 30, 2005. The increase was largely attributable to the increase in new stores and the resulting increased spending for marketing, advertising, occupancy and staffing needs to open these stores. Depreciation and amortization was approximately $1.4 million in the thirteen weeks ended July 31, 2005 compared to $1.5 million for the thirteen weeks ended July 31, 2004.

      Interest expense, net was approximately $966,000 for the thirteen weeks ended July 30, 2005 compared with $824,000 in the same period for 2004. The increase in interest expense was due to a higher average balance outstanding on the Company's line of credit and higher interest rates.

      As a result of the foregoing, our net loss decreased to approximately ($222,000) in the thirteen weeks ended July 30, 2005 compared to a net loss of ($530,000) in the thirteen weeks ended July 31, 2004. Net loss per share for the second fiscal quarter of 2005 and 2004 was ($0.08) and ($0.18), respectively.

Comparison of the Twenty-six weeks Ended July 30, 2005 with the Twenty-six weeks Ended July 31, 2004.

      Net sales increased 5.9% from $92.0 million in the twenty-six weeks ended July 31, 2004 to $97.5 million in the twenty-six weeks ended July 30, 2005. The increase in sales was primarily due to a 7.0% increase in Perfumania's retail sales. Retail sales increased as a result of additional price reduction promotional events, higher average inventories, improvement in the product mix and depth of inventories, and general improvements in the retail industry. In addition, comparable store sales increased by 6.2% in the first twenty-six weeks of fiscal 2005. During the twenty-six weeks ended July 30, 2005, the average number of stores operated was 229 versus 231 in the prior year's comparable period.

      Wholesale sales were $8.6 million for the twenty-six weeks ended July 31, 2005 compared to $9.0 million for the twenty-six weeks ended July 31,2004. Substantially all wholesale sales during the twenty-six weeks ended July 31, 2005 were to Quality King.

      Gross profit increased 2.6% from $38.4 million in the twenty-six weeks ended July 31, 2004 (41.7% of total net sales) to $39.4 million in the twenty-six weeks ended July 30, 2005 (40.4% of total net sales). The increase in gross profit was due to the increase in sales volume. As a percentage of net sales, gross profit in the twenty-six weeks ended July 30, 2005 decreased versus the twenty-six weeks ended July 31, 2004, due to price reduction promotional events.

      Selling, general and administrative expenses were not significantly changed from $37.0 million in the twenty-six weeks ended July 31, 2004 to $37.1 million in the twenty-six weeks ended July 30, 2005. Depreciation and amortization was approximately $2.8 million in the twenty-six weeks ended July 30, 2005 and $3.0 million in the twenty-six weeks ended July 31, 2004. Reduction in amortization expenses were largely due to fully amortized software costs associated with year 2000 upgrades.

      Interest expense, net was approximately $1.8 million for the twenty-six weeks ended July 30, 2005 compared with $1.5 million in the comparable period of 2004. The increase in interest expense was due to higher interest rates and higher average borrowings outstanding for the twenty-six weeks ended July 30, 2005 versus the comparable period of 2004.

      As a result of the foregoing, our net loss decreased from ($3.2) million in the twenty-six weeks ended July 31, 2004, to a net loss of ($2.3) million in the twenty-six weeks ended July 30, 2005. Net loss per share for the twenty-six weeks ended July 30, 2005 and July 31, 2004 was ($0.78) and ($1.15),
respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal funding requirements are for inventory purchases, renovation of existing stores, and selectively opening new stores. For the first twenty-six weeks of fiscal 2005, these capital requirements generally were satisfied through borrowings under our credit facility.

      At July 30, 2005, we had a seasonal negative working capital of approximately $1.2 million compared to working capital of approximately $2.2 million at January 29, 2005. The change was primarily due to the net loss during the current period, increased spending on store construction and increased borrowings due to the seasonality of our business.

      Net cash provided by operating activities during the twenty-six weeks ended July 30, 2005 was approximately $0.4 million compared with approximately $15.0 million used in operating activities during the same period of the prior year. The increase in cash provided by operating activities was primarily due to a reduction in our need for an inventory build up during the current period compared with our inventory needs for the same period during the prior year. During the prior year our average inventory balances were lower and our operating cash was used to increase inventories. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are sometimes extended, enhancing our liquidity.

      Net cash used in investing activities was approximately $4.4 million in the first twenty-six weeks ended July 30, 2005 compared to $1.6 million in the twenty-six weeks ended July 31, 2004. The current period's investing activities primarily represented spending for new stores and construction in progress on other new stores scheduled for completion during the second half of fiscal year 2005.

      During the twenty-six weeks ended July 30, 2005, Perfumania opened 13 new stores and relocated 2 existing stores. At July 30, 2005, Perfumania operated 235 stores compared to 231 stores as of July 31, 2004. Our focus is on improving the profitability of existing stores and selectively opening new stores. We plan to open approximately 8 new stores and close approximately 3 stores during the remainder of fiscal year 2005.

      Net cash provided by financing activities during the first twenty-six weeks of fiscal 2005 was approximately $4.3 million, primarily from borrowings under our line of credit, compared with approximately $16.3 million for the same period in the prior year. In the prior year $5 million in proceeds were received from a subordinated secured note payable to an affiliate, along with approximately $9.6 million in additional borrowings from our line of credit.

      Perfumania's senior secured credit facility provides for borrowings of up to $60 million, of which $10.4 million was available as of July 30, 2005, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of July 30, 2005, Perfumania was in compliance with its covenant requirements.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      During the quarter ended July 30, 2005, there have been no material changes in the information about our market risks as of January 29, 2005 as set forth in Item 7A of the 2004 Form 10-K.

ITEM 4.     CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 30, 2005, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended July 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

                                              E COM VENTURES, INC.
                                                 (Registrant)


Date: September 2, 2005         By: /S/ Michael W. Katz
                                    --------------------------------------------
                                    Michael W. Katz
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /S/ A. Mark Young
                                    --------------------------------------------
                                    A. Mark Young
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)