Form 10-Q/A
period 2005-07-30
E COM VENTURES INC
filed 2005-12-16
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended July 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________.

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

                              Explanatory Paragraph

This Form 10-Q/A for the quarterly period ended July 30, 2005 is being filed for the purpose of restating our disclosure regarding accounting for stock-based compensation. We have also updated our disclosure with respect to our consideration and conclusions regarding controls and procedures in Part 1; Item 4, Controls and Procedures. The restatement has no impact on our condensed consolidated balance sheets, condensed consolidated statements of operations and related net loss per common share amounts and condensed consolidated statements of cash flows. See Note 9 in the notes to the condensed consolidated financial statements for further information relating to the restatement. This Form 10-Q/A has not been updated for events or information subsequent to the date of filing of the original Form 10-Q, except in connection with the foregoing.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS (unaudited).......................................3

          Condensed Consolidated Balance Sheets................................3
          Condensed Consolidated Statements of Operations......................4
          Condensed Consolidated Statements of Cash Flows......................5
          Notes to Condensed Consolidated Financial Statements (As Restated)...6

ITEM 2  MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........................10

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
        MARKET RISK...........................................................12

ITEM 4  CONTROLS AND PROCEDURES...............................................12

                                     PART II
                                OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS.....................................................13

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
        PROCEEDS..............................................................13

ITEM 3  DEFAULTS UPON SENIOR SECURITIES.......................................13

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................13

ITEM 5  OTHER INFORMATION.....................................................13

ITEM 6  EXHIBITS..............................................................13

SIGNATURES....................................................................14

CERTIFICATIONS................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                                      July 30, 2005        January 29, 2005
                                                                             -------------         -------------
Current assets:
Cash and cash equivalents                                                    $   1,583,619         $   1,249,543
Trade receivables, net                                                           1,286,826               695,812
Inventories                                                                     77,445,754            78,929,639
Prepaid expenses and other current assets                                          663,027             1,149,723
                                                                             -------------         -------------
  Total current assets                                                          80,979,226            82,024,717

Property and equipment, net                                                     24,811,581            23,070,723
Goodwill                                                                         1,904,448             1,904,448
Other assets, net                                                                  587,784               817,156
                                                                             -------------         -------------
  Total assets                                                               $ 108,283,039         $ 107,817,044
                                                                             =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                                          $  35,952,934         $  31,528,212
Accounts payable                                                                12,834,293            18,111,196
Accounts payable, affiliates                                                    26,977,720            23,228,325
Accrued expenses and other liabilities                                           6,217,306             6,685,494
Current portion of obligations under capital leases                                216,532               231,353
                                                                             -------------         -------------
  Total current liabilities                                                     82,198,785            79,784,580

Convertible note payable- affiliate                                              5,000,000             5,000,000
Long-term portion of obligations under capital leases                            7,861,945             7,972,455
                                                                             -------------         -------------
  Total liabilities                                                             95,060,730            92,757,035
                                                                             -------------         -------------

Contingencies (see Note 5)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued                                                       --                    --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,848,851  and 3,834,684 shares issued
   in fiscal years 2005 and 2004, respectively                                      38,489                38,347
Additional paid-in capital                                                      75,798,084            75,347,588
Treasury stock, at cost, 898,249 shares in fiscal years 2005 and 2004           (8,576,944)           (8,576,944)
Accumulated deficit                                                            (54,037,320)          (51,748,982)
                                                                             -------------         -------------
  Total shareholders' equity                                                    13,222,309            15,060,009
                                                                             -------------         -------------
  Total liabilities and shareholders' equity                                 $ 108,283,039         $ 107,817,044
                                                                             =============         =============

See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                            Thirteen Weeks       Thirteen Weeks      Twenty-Six Weeks     Twenty-Six Weeks
                                                Ended                Ended                Ended                Ended
                                             July 30, 2005       July 31, 2004        July 30, 2005         July 31,2004
                                             ------------         ------------         ------------         ------------
Net sales                                    $ 54,198,660         $ 48,470,731         $ 97,476,545         $ 92,042,197
Cost of goods sold                             32,677,293           27,602,927           58,091,703           53,669,507
                                             ------------         ------------         ------------         ------------
Gross profit                                   21,521,367           20,867,804           39,384,842           38,372,690
                                             ------------         ------------         ------------         ------------

Operating expenses:
  Selling, general and administrative          19,416,479           19,092,761           37,078,898           37,042,226
  Depreciation and amortization                 1,361,059            1,480,585            2,769,566            3,032,897
                                             ------------         ------------         ------------         ------------
    Total operating expenses                   20,777,538           20,573,346           39,848,464           40,075,123
                                             ------------         ------------         ------------         ------------

Income (loss) from operations                     743,829              294,458             (463,622)          (1,702,433)
Interest expense, net                            (966,254)            (824,123)          (1,824,716)          (1,464,780)
                                             ------------         ------------         ------------         ------------
Net loss                                     $   (222,425)        $   (529,665)        $ (2,288,338)        $ (3,167,213)
                                             ============         ============         ============         ============

Net loss per common share:
  Basic                                      $      (0.08)        $      (0.18)        $      (0.78)        $      (1.15)
                                             ============         ============         ============         ============
  Diluted                                    $      (0.08)        $      (0.18)        $      (0.78)        $      (1.15)
                                             ============         ============         ============         ============

Weighted average number of common
  shares outstanding:
  Basic                                         2,949,378            2,866,544            2,943,986            2,758,348
                                             ============         ============         ============         ============
  Diluted                                       2,949,378            2,866,544            2,943,986            2,758,348
                                             ============         ============         ============         ============

    See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Twenty-Six Weeks Ended  Twenty-Six Weeks Ended
                                                                    July 30, 2005         July 31, 2004
                                                                     ------------         ------------
Cash flows from operating activities:
Net loss                                                             $ (2,288,338)        $ (3,167,213)
Adjustments to reconcile net loss to net cash provided by
    (used in) operating activities:
Provision for impairment of assets and store closing                       47,104               55,328
Depreciation and amortization                                           2,769,566            3,032,897
Change in operating assets and liabilities:
    Trade receivables                                                    (591,014)          (1,306,473)
    Inventories                                                         1,483,885          (19,899,253)
    Prepaid expenses and other assets                                     599,958             (778,787)
    Accounts payable, non-affiliates                                   (5,276,903)            (407,375)
    Accounts payable, affiliates                                        3,749,395           11,463,893
    Accrued expenses and other liabilities                               (109,292)          (3,961,023)
                                                                     ------------         ------------
Net cash provided by (used in) operating activities                       384,361          (14,968,006)
                                                                     ------------         ------------

Cash flows from investing activities:
    Additions to property and equipment                                (4,394,314)          (1,639,262)
                                                                     ------------         ------------
Net cash used in investing activities                                  (4,394,314)          (1,639,262)
                                                                     ------------         ------------

Cash flows from financing activities:
    Net borrowings under bank line of credit                            4,424,722            9,569,587
    Principal payments under capital lease obligations                   (125,331)            (130,785)
    Proceeds from note and interest receivable,
        shareholder and officer                                                --              327,311
    Proceeds from subordinated secured demand loan, affiliate                  --            5,000,000
    Proceeds from exercise of stock options                                44,638            1,500,070
                                                                     ------------         ------------
Net cash provided by financing activities                               4,344,029           16,266,183
                                                                     ------------         ------------
Increase (decrease) in cash and cash equivalents                          334,076             (341,085)
Cash and cash equivalents at beginning of period                        1,249,543            1,961,310
                                                                     ------------         ------------
Cash and cash equivalents at end of period                           $  1,583,619         $  1,620,225
                                                                     ============         ============

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

       The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments, normal and recurring in nature, which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2005, filed with the SEC on April 29, 2005.

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

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION (AS RESTATED - SEE NOTE 9)

         In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the proforma effect in accordance with Accounting Principles Board Opinion No. 25. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives.

       In April 2005, the SEC announced a deferral of the effective date of FAS 123(R) for calendar year companies until the beginning of 2006. When the Company adopts FAS 123(R) at the beginning of fiscal year 2006, compensation expense will be recorded for new and modified awards. Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net loss and net loss per shares would have been increased to the proforma amounts presented below.

                                                     Thirteen            Thirteen           Twenty-Six          Twenty-Six
                                                    Weeks Ended         Weeks Ended         Weeks Ended         Weeks Ended
                                                   July 30, 2005       July 31, 2004       July 30, 2005       July 31, 2004
                                                    -----------         -----------         -----------         -----------
Net loss as reported                                $  (222,425)        $  (529,665)        $(2,288,338)        $(3,167,213)

Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                          (1,261,174)             (6,357)         (1,266,548)            (18,529)
                                                    -----------         -----------         -----------         -----------

Proforma net loss                                   $(1,483,599)        $  (536,022)        $(3,554,886)        $(3,185,742)
                                                    ===========         ===========         ===========         ===========

Proforma net loss per share:

  Basic                                             $     (0.50)        $     (0.18)        $     (1.21)        $     (1.15)
                                                    ===========         ===========         ===========         ===========
  Diluted                                           $     (0.50)        $     (0.18)        $     (1.21)        $     (1.15)
                                                    ===========         ===========         ===========         ===========

NOTE 3  - BANK LINE OF CREDIT AND CONVERTIBLE NOTE PAYABLE, AFFILIATE

       The bank line of credit and convertible note payable, affiliate consist of the following:

                                                                                July 30, 2005     January 29, 2005
                                                                                 -----------        -----------
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially all of
Perfumania's assets (see below)                                                  $35,952,934        $31,528,212
                                                                                 ===========        ===========

Convertible note payable affiliate - long term                                   $ 5,000,000        $ 5,000,000
                                                                                 ===========        ===========

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

                     Thirteen Weeks    Thirteen Weeks     Twenty-Six Weeks   Twenty-Six Weeks
                         Ended             Ended               Ended             Ended
                     July 30, 2005      July 31, 2004      July 30, 2005      July 31, 2004
                      -----------        -----------        -----------        -----------
Net sales:
     Retail           $48,964,595        $44,884,432        $88,901,020        $83,083,089
     Wholesale          5,234,065          3,586,299          8,575,525          8,959,108
                      -----------        -----------        -----------        -----------
                      $54,198,660        $48,470,731        $97,476,545        $92,042,197
                      ===========        ===========        ===========        ===========

Gross profit:
     Retail           $21,190,818        $20,673,744        $38,843,419        $37,824,145
     Wholesale            330,549            194,060            541,423            548,545
                      -----------        -----------        -----------        -----------
                      $21,521,367        $20,867,804        $39,384,842        $38,372,690
                      ===========        ===========        ===========        ===========

NOTE 8 - NON CASH TRANSACTIONS

      Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                          For the Twenty-Six Weeks Ended
                                                          -------------------------------
                                                          July 30, 2005     July 31, 2004
                                                          -------------------------------
Building under capital lease                               $       --        $  463,525
Accrued compensation for President and
     Chief Executive Officer contributed to capital        $  406,000        $       --
Cash paid during the period for:
     Interest                                              $1,705,123        $1,351,084

NOTE 9 - RESTATEMENT OF CERTAIN INFORMATION RELATED TO ACCOUNTING FOR STOCK BASED COMPENSATION

      Subsequent to the issuance of the Company's financial statements for the twenty-six weeks ended July 30, 2005, the Company determined that total fair value of stock based employee compensation expense presented in Note 2 did not include the fair value of an issuance of stock options that occurred during the second quarter of fiscal 2005. As a result, the proforma net loss and proforma net loss per share have been restated from the amounts previously reported to correct the presentation of these items. The effect of the restatement in the thirteen weeks ended July 30, 2005 and the twenty-six weeks ended July 30, 2005 is summarized below.

                                                     Thirteen            Thirteen          Twenty-Six           Twenty-Six
                                                    Weeks Ended         Weeks Ended        Weeks Ended          Weeks Ended
                                                    July 30, 2005      July 30, 2005      July 30, 2005        July 30, 2005
                                                   As Previously            As            As Previously             As
                                                      Reported           Restated            Reported            Restated
                                                    -----------         -----------         -----------         -----------
Net loss as reported                                $  (222,425)        $  (222,425)        $(2,288,338)        $(2,288,338)

Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                              (5,904)         (1,261,174)            (11,278)         (1,266,548)
                                                    -----------         -----------         -----------         -----------


Proforma net loss                                   $  (228,329)        $(1,483,599)        $(2,299,616)        $(3,554,886)
                                                    ===========         ===========         ===========         ===========

Proforma net loss per share:

  Basic                                             $     (0.08)        $     (0.50)        $     (0.78)        $     (1.21)
                                                    ===========         ===========         ===========         ===========
  Diluted                                           $     (0.08)        $     (0.50)        $     (0.78)        $     (1.21)
                                                    ===========         ===========         ===========         ===========

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

       Retail sales were $49.0 million for the thirteen weeks ended July 30, 2005 compared to $44.9 million for the thirteen weeks ended July 31, 2004. The overall increase in retail sales and a 6.9% in comparable store sales over the same period of the prior year resulted from additional price reduction promotional events, improvement in our inventory product mix and depth, and general improvements in the retail industry. Comparable store sales measure sales from stores that have been open for one year or more. The average number of stores operated was 234 in the second quarter of fiscal 2005, versus 231 in the prior year's comparable period.

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

LIQUIDITY AND CAPITAL RESOURCES

       Our principal funding requirements are for inventory purchases, renovation of existing stores, and selectively open new stores. For the first twenty-six weeks of fiscal 2005, these capital requirements generally were satisfied through borrowings under our credit facility.

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

ITEM 4. CONTROLS AND PROCEDURES

      In the Original Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2005, our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act) were effective. This conclusion was reached after our Chief Executive Officer and Chief Financial Officer evaluated our disclosure controls and procedures as of the end of the period covered by the Quarterly Report, as required by paragraph (b) of Rules 13a-15 or 15d-15 of the Exchange Act.

      However, in connection with preparing the restated disclosure regarding the accounting for stock-based compensation included in Note 2 to the Financial Statements contained in this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer reevaluated our disclosure controls and procedures as of July 30, 2005 and concluded that such disclosure controls and procedures were not effective as of such date. The Company has concluded that the inadvertent omission of a stock option issuance from the proforma disclosure under SFAS No. 148 as described in Note 9 to the Condensed Consolidated Financial Statements, was primarily the result of a failure in the design of the existing controls surrounding stock based compensation. The Company has subsequently enhanced and reinforced internal processes to ensure the effectiveness of our disclosure controls and procedures and our internal control over financial reporting related to stock option issuances. Specifically, the Company has made changes, which include option grants being promptly communicated to the finance department and a more formal financial statement review process. There have been no changes in our internal control over financial reporting during the quarter ended July 30, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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


                                                   E COM VENTURES, INC.
                                         ---------------------------------------
                                                     (Registrant)


Date: December 13, 2005             By:  By: /S/ Michael W. Katz
                                         ---------------------------------------
                                         Michael W. Katz
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


                                    By:  By: /S/ A. Mark Young
                                         ---------------------------------------
                                         A. Mark Young
                                         Chief Financial
                                         Officer (Principal
                                         Financial and
                                         Accounting
                                         Officer)