Form 10-Q
period 2005-10-29
E COM VENTURES INC
filed 2005-12-16
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the Quarterly Period Ended October 29, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                      to                   .
                                     --------------------    -------------------

                         Commission file number: 0-19714

                              E COM VENTURES, INC.
             (Exact name of Registrant as specified in its charter)

                 Florida                                     65-0977964
     (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification No.)

        251 International Parkway
            Sunrise, Florida                                   33325
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

                                  Yes |_| No|X|

The number of shares outstanding of the registrant's common stock, as of the latest practicable date: At December 13, 2005 there were 2,953,091 outstanding shares of its common stock, $0.01 par value.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1        FINANCIAL STATEMENTS (unaudited)...........................................3

                   Condensed Consolidated Balance Sheets.................................3
                   Condensed Consolidated Statements of Operations.......................4
                   Condensed Consolidated Statements of Cash Flows.......................5
                   Notes to Condensed Consolidated Financial Statements..................6

ITEM 2        MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS......................... ..............9

ITEM 3        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

              MARKET RISK.......................................................... ....12

ITEM 4        CONTROLS AND PROCEDURES...................................................12

                                     PART II
                                OTHER INFORMATION

ITEM 1        LEGAL PROCEEDINGS.........................................................12

ITEM 1A       RISK FACTORS .............................................................12

ITEM 2        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
              PROCEEDS..................................................................13

ITEM 3        DEFAULTS UPON SENIOR SECURITIES...........................................13

ITEM 4        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.......................13

ITEM 5        OTHER INFORMATION.........................................................13

ITEM 6        EXHIBITS..................................................................13

SIGNATURES..............................................................................14

CERTIFICATIONS..........................................................................15

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS

                     E COM VENTURES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                                    October         January 29,
                                                                           29, 2005          2005
                                                                        -------------    -------------
Current assets:
Cash and cash equivalents                                               $   4,460,263    $   1,249,543
Trade receivables, net                                                      1,700,871          695,812
Inventories                                                                89,715,950       78,929,639
Prepaid expenses and other current assets                                     831,929        1,149,723
                                                                        -------------    -------------
  Total current assets                                                     96,709,013       82,024,717

Property and equipment, net                                                24,817,337       23,070,723
Goodwill                                                                    1,904,448        1,904,448
Other assets, net                                                             541,710          817,156
                                                                        -------------    -------------
  Total assets                                                          $ 123,972,508    $ 107,817,044
                                                                        =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                                     $  44,879,886    $  31,528,212
Accounts payable                                                           12,031,393       18,111,196
Accounts payable, affiliates                                               35,050,994       23,228,325
Accrued expenses and other liabilities                                      6,690,035        6,685,494
Current portion of obligations under capital leases                           221,679          231,353
                                                                        -------------    -------------
  Total current liabilities                                                98,873,987       79,784,580

Convertible note payable- affiliate                                         5,000,000        5,000,000
Long-term portion of obligations under capital leases                       7,800,341        7,972,455
                                                                        -------------    -------------
  Total liabilities                                                       111,674,328       92,757,035
                                                                        -------------    -------------

Contingencies (see Note 5)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued                                                  --               --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,851,341  and 3,834,684 shares issued
   in fiscal years 2005 and 2004, respectively                                 38,514           38,347
Additional paid-in capital                                                 75,988,415       75,347,588
Treasury stock, at cost, 898,249 shares in fiscal years 2005 and 2004      (8,576,944)      (8,576,944)
Accumulated deficit                                                       (55,151,805)     (51,748,982)
                                                                        -------------    -------------
  Total shareholders' equity                                               12,298,180       15,060,009
                                                                        -------------    -------------
  Total liabilities and shareholders' equity                            $ 123,972,508    $ 107,817,044
                                                                        =============    =============

See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                         Thirteen Weeks   Thirteen Weeks    Thirty-Nine Weeks   Thirty-Nine Weeks
                                             Ended            Ended               Ended              Ended
                                       October 29, 2005  October 30, 2004    October 29, 2005    October 30, 2004
                                        ---------------    ---------------    ---------------    ---------------
Net sales                               $    48,657,395    $    50,802,593    $   146,133,940    $   142,844,790
Cost of goods sold                           28,128,186         31,062,890         86,219,889         84,732,397
                                        ---------------    ---------------    ---------------    ---------------
Gross profit                                 20,529,209         19,739,703         59,914,051         58,112,393
                                        ---------------    ---------------    ---------------    ---------------

Operating expenses:
  Selling, general and administrative        19,377,544         18,496,051         56,456,442         55,538,277
  Depreciation and amortization               1,257,564          1,441,835          4,027,130          4,474,732
                                        ---------------    ---------------    ---------------    ---------------
    Total operating expenses                 20,635,108         19,937,886         60,483,572         60,013,009
                                        ---------------    ---------------    ---------------    ---------------

Loss from operations                           (105,899)          (198,183)          (569,521)        (1,900,616)
Interest expense, net                        (1,008,585)          (905,292)        (2,833,302)        (2,370,072)
                                        ---------------    ---------------    ---------------    ---------------
Net loss                                $    (1,114,484)   $    (1,103,475)   $    (3,402,823)   $    (4,270,688)
                                        ===============    ===============    ===============    ===============

Net loss per common share:
  Basic                                 $         (0.38)   $         (0.38)   $         (1.15)   $         (1.52)
                                        ===============    ===============    ===============    ===============
  Diluted                               $         (0.38)   $         (0.38)   $         (1.15)   $         (1.52)
                                        ===============    ===============    ===============    ===============

Weighted average number of common
shares outstanding:
  Basic                                       2,952,903          2,893,092          2,946,959          2,803,263
                                        ===============    ===============    ===============    ===============
  Diluted                                     2,952,903          2,893,092          2,946,959          2,803,263
                                        ===============    ===============    ===============    ===============


    See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Thirty-Nine Weeks  Thirty-Nine Weeks
                                                                     Ended             Ended
                                                                October 29, 2005  October 30, 2004
                                                                ---------------    ---------------
Cash flows from operating activities:
Net loss                                                        $    (3,402,823)   $    (4,270,688)
Adjustments to reconcile net loss to net cash
     used in operating activities:
Provision for impairment of assets and store closing                    132,916            141,479
Depreciation and amortization                                         4,027,130          4,474,732
Change in operating assets and liabilities:
    Trade receivables                                                (1,005,059)          (527,796)
    Inventories                                                     (10,786,311)       (30,622,053)
    Prepaid expenses and other assets                                   451,516           (157,577)
    Accounts payable, non-affiliates                                 (6,079,803)         5,882,846
    Accounts payable, affiliates                                     11,822,669         11,440,203
    Accrued expenses and other liabilities                              277,625         (3,893,842)
                                                                ---------------    ---------------
Net cash used in operating activities                                (4,562,140)       (17,532,696)
                                                                ---------------    ---------------

Cash flows from investing activities:
    Additions to property and equipment                              (5,620,386)        (3,498,614)
                                                                ---------------    ---------------
Net cash used in investing activities                                (5,620,386)        (3,498,614)
                                                                ---------------    ---------------

Cash flows from financing activities:
    Net borrowings under bank line of credit                         13,351,674         13,910,145
    Principal payments under capital lease obligations                 (193,422)          (197,268)
    Proceeds from note and interest receivable,
        shareholder and officer                                              --            327,311
    Proceeds from subordinated secured demand loan, affiliate                --          5,000,000
    Proceeds from stock transactions                                    234,994          1,558,535
                                                                ---------------    ---------------
Net cash provided by financing activities                            13,393,246         20,598,723
                                                                ---------------    ---------------
Increase (decrease) in cash and cash equivalents                      3,210,720           (432,587)
Cash and cash equivalents at beginning of period                      1,249,543          1,961,310
                                                                ---------------    ---------------
Cash and cash equivalents at end of period                      $     4,460,263    $     1,528,723
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

      Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of October 29, 2005, Perfumania operated a chain of 241 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company's more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

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

NOTE 2 - ACCOUNTING FOR STOCK-BASED COMPENSATION

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, ("FAS 123(R)"). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the proforma effect. The fair value concepts were not changed significantly in FAS 123(R); however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continues to be available, but we have not yet completed our assessment of the alternatives. In April 2005, the SEC announced a deferral of the effective date of FAS 123(R). This Statement will become effective in our fiscal year beginning January 29, 2006.

      Had compensation cost for options granted been determined in accordance with the fair value provisions of SFAS No. 123, the Company's net loss and net loss per shares would have been increased to the proforma amounts presented below.

                                               Thirteen Weeks     Thirteen Weeks    Thirty-Nine Weeks   Thirty-Nine Weeks
                                                   Ended              Ended              Ended              Ended
                                               October 29, 2005   October 30, 2004   October 29, 2005   October 30, 2004
                                               ---------------    ---------------    ---------------    ---------------
Net loss as reported                           $    (1,114,484)   $    (1,103,475)   $    (3,402,823)   $    (4,270,688)

Add: Total fair value of stock based
  employee compensation expense not included
  in reported net loss, net                             (5,433)            (6,358)        (1,271,923)           (24,887)
                                               ---------------    ---------------    ---------------    ---------------

Proforma net loss                              $    (1,119,917)   $    (1,109,833)   $    (4,674,746)   $    (4,295,575)
                                               ===============    ===============    ===============    ===============
Proforma net loss per share:

  Basic                                        $         (0.38)   $         (0.38)   $         (1.59)   $         (1.53)
                                               ===============    ===============    ===============    ===============
  Diluted                                      $         (0.38)   $         (0.38)   $         (1.59)   $         (1.53)
                                               ===============    ===============    ===============    ===============

      When the Company adopts FAS 123(R) at the beginning of fiscal year 2006, compensation expense will be recorded for new and modified awards.

NOTE 3  - BANK LINE OF CREDIT AND CONVERTIBLE NOTE PAYABLE, AFFILIATE

      The bank line of credit and convertible note payable, affiliate consist of the following:

                                                                            October 29, 2005  January 29, 2005
                                                                            ---------------   ---------------
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially
all of Perfumania's assets (see below)                                      $    44,879,886   $    31,528,212
                                                                            ===============   ===============

Convertible note payable affiliate - long term                              $     5,000,000   $     5,000,000
                                                                            ===============   ===============

      Perfumania's senior secured credit facility provides for borrowings of up to $60 million, of which $9.0 million was available as of October 29, 2005, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of October 29, 2005, Perfumania was in compliance with its covenant requirements.

      Glenn and Stephen Nussdorf (the "Nussdorfs") own approximately 39% of the Company's outstanding common stock and they are officers and principals of Quality King Distributors, Inc. ("Quality King"). Stephen Nussdorf is the Chairman of the Company's Board of Directors. In the first quarter of fiscal 2004 the Nussdorfs made a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bore interest at the prime rate plus 1%, had no prepayment penalties, required quarterly interest payments and was secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. The loan was subordinate to all bank related indebtedness.

      In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the " Note") in exchange for the $5,000,000 subordinated secured demand loan. The Note has the same interest and security terms as the subordinated secured demand loan but is payable in January 2007 and allows the Nussdorfs to convert the Note into shares of the Company's common stock at a price of $11.25.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

      Parlux Fragrances, Inc. ("Parlux") owns 378,102 shares, or approximately 13%, of the Company's outstanding common stock. Purchases of product from Parlux and Quality King were approximately $40.5 million and $59.6 million for the first thirty-nine weeks of fiscal 2005 and 2004 respectively, representing approximately 42% and 52% of the Company's total inventory purchases, respectively. The amount due to related parties at October 29, 2005 is approximately $35.1 million resulting from inventory purchases, is non-interest bearing and is included in accounts payable, affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company's business, these terms are frequently extended. Related party accounts are usually brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

      The Company sold approximately $11.8 million and $18.1 million of wholesale merchandise to Quality King for the first thirty-nine weeks of fiscal 2005 and 2004, respectively.

NOTE 7 - SEGMENT INFORMATION

      The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. Substantially all wholesale sales during fiscal 2005 were to Quality King. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King. As a result of less administrative and handling expenses of wholesale products, the Company is able to sell merchandise to Quality King at lower margins. Financial information for these segments is summarized in the following table.

                 Thirteen Weeks    Thirteen Weeks    Thirty-Nine Weeks Thirty-Nine Weeks
                      Ended            Ended               Ended             Ended
                October 29, 2005   October 30, 2004  October 29, 2005  October 30, 2004
                 ---------------   ---------------   ---------------   ---------------
Net sales:
     Retail      $    45,473,531   $    41,647,493   $   134,374,551   $   124,730,582
     Wholesale         3,183,864         9,155,100        11,759,389        18,114,208
                 ---------------   ---------------   ---------------   ---------------
                 $    48,657,395   $    50,802,593   $   146,133,940   $   142,844,790
                 ===============   ===============   ===============   ===============

Gross profit:
     Retail      $    20,304,308   $    19,334,925   $    59,147,727   $    57,159,070
     Wholesale           224,901           404,778           766,324           953,323
                 ---------------   ---------------   ---------------   ---------------
                 $    20,529,209   $    19,739,703   $    59,914,051   $    58,112,393
                 ===============   ===============   ===============   ===============


NOTE 8 - NON CASH TRANSACTIONS

     Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                      For the Thirty-Nine Weeks Ended
                                                      October 29, 2005  October 30, 2004
                                                      ---------------------------------
Building acquired under capital lease                              --   $       463,525
Equipment acquired under capital lease                $        11,634                --
Accrued compensation for President and
     Chief Executive Officer contributed to capital   $       406,000                --
Cash paid during the period for:
     Interest                                         $     2,602,955   $     2,214,482



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended October 29, 2005 with the Thirteen Weeks Ended October 30, 2004.

      Net sales decreased 4% from $50.8 million in the thirteen weeks ended October 30, 2004 to $48.7 million in the thirteen weeks ended October 29, 2005. The decrease in sales was due to a decrease of $6.0 million in wholesale sales offset by an increase of $3.8 million in retail sales.

      Wholesale sales were $3.2 million for the thirteen weeks ended October 29, 2005 compared to $9.2 million for the thirteen weeks ended October 30, 2004 as demand for certain wholesale products were less than anticipated and less than the prior year. All wholesale sales during the third quarter of fiscal 2005 were made to Quality King.

      Retail sales were $45.5 million for the thirteen weeks ended October 29, 2005 compared to $41.6 million for the thirteen weeks ended October 30, 2004. The increase in retail sales was achieved despite the negative impact of the hurricanes that affected several of our stores in the Southern portion of the United States. The overall increase in retail sales resulted from additional price reduction promotional events, improvement in our inventory product mix and depth, an increase in the number of our stores and general improvements in the retail industry. In addition, comparable store sales increased 6.4% largely as a result of the same reasons. Comparable store sales measure sales from stores that have been open for one year or more. The average number of stores operated was 239 in the third quarter of fiscal 2005, versus 234 in the prior year's comparable period.

      Gross profit increased 4% from $19.7 million in the thirteen weeks ended October 30, 2004 (39% of total net sales) to $20.5 million in the thirteen weeks ended October 29, 2005 (42% of total net sales). The increase in gross profit was due to the increase in retail sales volume. As a percentage of net sales, total gross profit in the thirteen weeks ended October 29, 2005 increased versus the thirteen weeks ended October 30, 2004 due to a higher proportion of retail sales.

      Selling, general and administrative expenses increased 5% from $18.5 million in the thirteen weeks ended October 30, 2004 to $19.4 million in the thirteen weeks ended October 29, 2005. The increase was largely attributable to the increase in new stores and the resulting increased spending for marketing, advertising, occupancy and staffing needed to open these stores. Depreciation and amortization was approximately $1.3 million in the thirteen weeks ended October 29, 2005 compared to $1.4 million for the thirteen weeks ended October 30, 2004. Reduction in amortization expenses were largely due to fully amortized software costs associated with year 2000 upgrades.

      Interest expense, net was approximately $1.0 million for the thirteen weeks ended October 29, 2005 compared with $0.9 million in the same period for 2004. The increase in interest expense was due to a higher average balance outstanding on the Company's line of credit and higher interest rates.

      As a result of the foregoing, our net loss remained substantially the same at approximately ($1.1) million in the thirteen weeks ended October 29, 2005 and October 30, 2004. Net loss per share for both the third fiscal quarter of 2005 and 2004 was ($0.38).

Comparison of the Thirty-Nine weeks Ended October 29, 2005 with the Thirty-Nine weeks Ended October 30, 2004.

      Net sales increased 2% from $142.8 million in the thirty-nine weeks ended October 30, 2004 to $146.1 million in the thirty-nine weeks ended October 29, 2005. The increase in sales was primarily due to an 8% increase in Perfumania's retail sales. The increase in retail sales was achieved despite the negative impact of the hurricanes that affected several of our stores in the Southern portion of the United States. Retail sales increased as a result of additional price reduction promotional events, higher average inventories, improvement in our inventory product mix and depth, increase in the number of our stores, and general improvements in the retail industry. In addition, comparable store sales increased by 6.3% in the first thirty-nine weeks of fiscal 2005. During the thirty-nine weeks ended October 29, 2005 and October 30, 2004, the average number of stores operated was 232.

      Wholesale sales were $11.8 million for the thirty-nine weeks ended October 29, 2005 compared to $18.1 million for the thirty-nine weeks ended October 30, 2004 as demand for certain wholesale products were less than anticipated and less than the prior year. Substantially all wholesale sales during the thirty-nine weeks ended October 29, 2005 were to Quality King.

      Gross profit increased 3% from $58.1 million in the thirty-nine weeks ended October 30, 2004 (41% of total net sales) to $59.9 million in the thirty-nine weeks ended October 29, 2005 (41% of total net sales). The increase in gross profit was due to the increase in sales volume. As a percentage of net sales, gross profit in the thirty-nine weeks ended October 29, 2005 remained substantially the same versus the thirty-nine weeks ended October 30, 2004.

      Selling, general and administrative expenses increased from $55.5 million in the thirty-nine weeks ended October 30, 2004 to $56.5 million in the thirty-nine weeks ended October 29, 2005 as a result of the increase in new stores, a significant portion of which relates to payroll and occupancy costs. Depreciation and amortization was approximately $4.0 million in the thirty-nine weeks ended October 29, 2005 and $4.5 million in the thirty-nine weeks ended October 30, 2004. Reduction in amortization expenses were largely due to fully amortized software costs associated with year 2000 upgrades.

      Interest expense, net was approximately $2.8 million for the thirty-nine weeks ended October 29, 2005 compared with $2.4 million in the comparable period of 2004. The increase in interest expense was due to higher interest rates and higher average borrowings outstanding for the thirty-nine weeks ended October 29, 2005 versus the comparable period of 2004.

      As a result of the foregoing, our net loss decreased from ($4.3) million in the thirty-nine weeks ended October 30, 2004, to a net loss of ($3.4) million in the thirty-nine weeks ended October 29, 2005. Net loss per share for the thirty-nine weeks ended October 29, 2005 and October 30, 2004 was ($1.15) and ($1.52), respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal funding requirements are for inventory purchases, renovation of existing stores, and selectively opening new stores. For the first thirty-nine weeks of fiscal 2005, these capital requirements generally were satisfied through borrowings under our credit facility.

      At October 29, 2005, we had a seasonal negative working capital of approximately ($2.2) million compared to working capital of approximately $2.2 million at January 29, 2005 and negative working capital of approximately ($11.3) million at October 30, 2004. The change since January 29, 2005 was primarily due to the net loss during the current period, increased spending on store construction and increased borrowings due to the seasonality of our business.

      Net cash used in operating activities during the thirty-nine weeks ended October 29, 2005 was approximately $4.6 million compared with approximately $17.5 million used in operating activities during the same period of the prior year. The reduction in cash used in operating activities was primarily due to a reduction in our need for an inventory build up during the current period compared with our inventory need for the same period during the prior year. During the prior year our average inventory balances were lower and our operating cash was used to increase inventories. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are frequently extended, enhancing our liquidity. The related party accounts are usually brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

      Net cash used in investing activities was approximately $5.6 million in the first thirty-nine weeks ended October 29, 2005 compared to $3.5 million in the thirty-nine weeks ended October 30, 2004. The current period's investing activities primarily represent spending for new stores and construction in progress on other new stores scheduled for completion prior to the start of the 2005 holiday season.

      During the thirty-nine weeks ended October 29, 2005, Perfumania opened 20 new stores, closed 2 stores and relocated 2 existing stores. At October 29, 2005, Perfumania operated 241 stores compared to 236 stores as of October 30, 2004. Our focus is on improving the profitability of existing stores and selectively opening new stores. We plan to open approximately 5 new stores and close approximately 3 stores during the remainder of fiscal year 2005.

      Net cash provided by financing activities during the first thirty-nine weeks of fiscal 2005 was approximately $13.4 million, primarily from borrowings under our line of credit, compared with approximately $20.6 million for the same period in the prior year. In the prior year $5 million in proceeds were received from a subordinated secured note payable to an affiliate, along with approximately $13.9 million in additional borrowings from our line of credit.

      Perfumania's senior secured credit facility provides for borrowings of up to $60 million, of which $9.0 million was available as of October 29, 2005, to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of October 29, 2005, Perfumania was in compliance with its covenant requirements.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      During the quarter ended October 29, 2005, there have been no material changes in the information about our market risks as of January 29, 2005 as set forth in Item 7A of the 2004 Form 10-K.

ITEM 4.           CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 29, 2005, that our disclosure controls and procedures are effective as of such date. During the quarter ended October 29, 2005, the Company enhanced and reinforced internal processes to ensure the effectiveness of our disclosure controls and procedures and our internal control over financial reporting related to stock options issuances. These enhanced internal processes include option grants being promptly communicated to the finance department and a more formal financial statement review process. There have been no additional changes in our internal control over financial reporting during the quarter ended October 29, 2005 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.          OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS

                  Not applicable.

ITEM 1A.          RISK FACTORS

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

                                               E COM VENTURES, INC.
                                   ---------------------------------------------
                                                   (Registrant)

Date: December 13, 2005        By: By: /S/ Michael W. Katz
                                   ---------------------------------------------
                                   Michael W. Katz
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)

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