Form 10-K
period 2006-01-28
E COM VENTURES INC
filed 2006-04-28
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

        FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d)
                         OF THE SECURITIES EXCHANGE ACT

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended January 28, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

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

                           Common stock $.01 par value

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No|X|

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Exchange Act. Yes |_| No|X|

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

      Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2) of the Exchange Act.

   Large Accelerated Filer |_| Accelerated Filer |_| Non-Accelerated Filer |X|

      Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No|X|

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $17.7 million as of July 30, 2005, based on a market price of $15.50 per share. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

      The number of shares outstanding of the Registrant's common stock as of April 24, 2006: 2,959,791 shares

                       Documents Incorporated By Reference

      Portions of the Registrant's definitive proxy statement for its 2006 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant's fiscal year ended January 28, 2006, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

                                TABLE OF CONTENTS



ITEM                                                                        PAGE
----                                                                        ----

                                     PART I

 1.   Business                                                               3
1A.   Risk Factors                                                           6
 2.   Properties                                                             9
 3.   Legal Proceedings                                                      9
 4.   Submission of Matters to a Vote of Security Holders                    9


                                     PART II

 5.   Market for Registrant's Common Equity, Related Stockholder
      Matters and Issuer Purchases of Equity Securities                     10
 6.   Selected Financial Data                                               11
 7.   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                             12
7A.   Quantitative and Qualitative Disclosures About Market Risk            22
 8.   Financial Statements and Supplementary Data                           23
 9.   Changes in and Disagreements with Accountants on
      Accounting and Financial Disclosure                                   41
9A.   Controls and Procedures                                               41
9B.   Other Information
                                                                            41
                                    PART III

10.   Directors and Executive Officers of the Registrant                    42
11.   Executive Compensation                                                42
12.   Security Ownership of Certain Beneficial Owners and
      Management and Related  Stockholder Matters                           42
13.   Certain Relationships and Related Transactions                        42
14.   Principal Accountant Fees and Services                                42


                                     PART IV

15.   Exhibits and Financial Statement Schedules                            43

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

      Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. Perfumania operates a chain of retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company's more popular products for sale over the Internet and serves as an alternative shopping experience to Perfumania retail customers.

      Perfumania operates its wholesale business directly. The retail business is operated through Magnifique Parfumes and Cosmetics, Inc. ("Magnifique"), a wholly-owned subsidiary of Perfumania, although the stores are generally operated under the name Perfumania as described below under "Trade Name and Service Mark." Perfumania's retail stores are generally located in regional malls, manufacturers' outlet malls, life style centers, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 28, 2006, January 29, 2005, and January 31, 2004 were 239, 223 and 232, respectively.

      Sales of perfumania.com are included within those of our retail business in this Form 10-K. For ease of reference in this Form 10-K, our retail and wholesale business are referred to as segments. See further discussion in Note 12 to our Consolidated Financial Statements.

      Our executive offices are located at 251 International Parkway, Sunrise, Florida 33325, our telephone number is (954) 335-9100, our retail internet address is www.perfumania.com. and our business internet address is www.ecomv.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission. These reports and amendments are also available at www.sec.gov. In addition, we have made our Code of Business Conduct and Ethics available through our website under "about ECOMV - corporate compliance." The reference to our website does not constitute incorporation by reference of the information contained on our website, and the information contained on the website is not part of this Form 10-K.

      The Company's fiscal year ends on the Saturday closest to January 31. Fiscal year 2005 ended on January 28, 2006, fiscal year 2004 ended on January 29, 2005 and fiscal year 2003 ended on January 31, 2004. Each of the fiscal years presented contain fifty-two weeks.

RETAIL DIVISION

STRATEGY

      Each of Perfumania's retail stores generally offers approximately 300 different fragrance brands for women and men at prices up to 75% below the manufacturer's suggested retail prices. Stores stock brand name and designer brands such as Estee Lauder(R), Yves Saint Laurent(R), Calvin Klein(R), Giorgio Armani(R), Gucci(R), Ralph Lauren/Polo(R), Perry Ellis(R), Liz Claiborne(R), Giorgio(R), Hugo Boss(R), Halston(R), Christian Dior(R), Chanel(R), Cartier(R), and Paris Hilton(R). Perfumania also carries a private label line of bath & body treatment products under the name Jerome Privee(R).

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

      Perfumania relies on its distinctive store design and window displays to attract the attention of prospective customers. In addition, Perfumania distributes advertising flyers and brochures by mail in and around its stores and in the malls in which its stores are located. Radio and television advertising is done occasionally in certain geographic regions that have a cluster of stores. The amount of advertising varies due to the seasonality of the business with the greatest portion in the fourth fiscal quarter. See further discussion at Note 13 to our Consolidated Financial Statements.

RETAIL STORES

      Perfumania's standard store design includes signs and merchandise displays which are designed to enhance customer recognition of Perfumania's stores. Perfumania's stores average approximately 1,400 square feet; however, stores located in manufacturers' outlet malls tend to be larger than Perfumania's other stores. A store is typically managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. Regional and District managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service and compliance with operational policies and procedures.

INFORMATION SYSTEMS

      Perfumania has an integrated information system including retail outlet and corporate systems. Perfumania.com has a completely integrated e-commerce system. These systems encompass every significant phase of our operations and provide information for planning, purchasing, pricing, distribution, finance and human resource decisions. E-mail and other information are communicated between the corporate office and store locations through an enterprise-wide Intranet. Daily compilation of sales, gross margin, and inventory levels enables management to analyze profitability and sell-through by item and product line as well as monitor the success of sale promotions. Inventory is tracked through its entire life cycle. Perfumania's point of sale system is standard in all its stores. The system enables communication, pricing and promotion programs, time and attendance reporting, and inventory control.

STORE LOCATION AND EXPANSION

      Perfumania's stores are located in 34 states, the District of Columbia and Puerto Rico, with the highest concentration consisting of 40 locations in Florida, 23 in Texas, 21 in California, 18 in New York and 16 in Puerto Rico. Perfumania's current business strategy focuses on maximizing sales by raising the average dollar sale per transaction, increasing transactions per hour, reducing expenses at existing stores, selectively closing under-performing stores and on a limited basis, opening new stores in proven geographic markets. When opening new stores, Perfumania seeks locations primarily in regional and manufacturers' outlet malls, lifestyle centers and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates whether to open additional stores in markets where it already has a presence or whether to expand into additional markets that it believes have a population density and demographics to support a cluster of stores.

      In fiscal years 2005, 2004 and 2003, Perfumania opened 26 stores, 14 stores and 11 stores, respectively. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. During fiscal years 2005, 2004 and 2003, Perfumania closed 5 stores, 27 and 17 stores, respectively. For fiscal year 2006, Perfumania will continue to focus on improving the profitability of its existing stores and management expects to open approximately 30 stores and close approximately 5 stores.

WHOLESALE DIVISION

      During fiscal years 2005 and 2004 Perfumania distributed fragrances on a wholesale basis to Quality King Distributors, Inc. ("Quality King"). Quality King distributes pharmaceuticals, health and beauty care products and fragrances. Our President and Chief Executive Officer, Michael Katz is an executive of Quality King and our principal shareholders, Stephen Nussdorf, the Chairman of our Board of Directors and Glenn Nussdorf, his brother, are shareholders and executives of Quality King. Quality King accounted for 100% of net wholesale sales during fiscal years 2005 and 2004 and 81% of net wholesale sales in 2003. See further discussion at Note 5 to our Consolidated Financial Statements included in Item 8, hereof.

PERFUMANIA.COM

      Perfumania.com provides a number of advantages for retail fragrance sales. Internet fragrance sales are highly competitive and we compete on the basis of selling price, merchandise variety, ease of selection and cost of delivery. Our Internet site enables us to display a larger number of products than traditional store-based or catalog sellers. In addition, the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility. Our Internet site benefits from the ability to reach a large group of customers from a central location. Additionally, we can also obtain demographic and behavioral data of customers, increasing opportunities for direct marketing and personalized services. Because brand loyalty is a primary factor influencing a fragrance purchase, we believe the ability to physically sense the fragrance product is not critical to the purchasing decision. Perfumania.com's online store provides its customers with value, selection, pricing and convenience.

CHANGE OF CONTROL

      Effective January 30, 2004, Ilia Lekach, the Company's then Chairman of the Board and Chief Executive Officer, and several other parties controlled by Mr. Lekach and his wife Deborah Lekach (collectively, "Lekach"), entered into an option agreement (the "Nussdorf Option Agreement") with Stephen Nussdorf and Glenn Nussdorf (the "Nussdorfs"), pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of the Company's common stock beneficially owned by Lekach, for a purchase price of $12.70 per share, exercisable at various dates. As of May 10, 2004, the Nussdorfs had acquired all 720,954 shares pursuant to the Nussdorf Option Agreement. See further discussion in Note 5 to our Consolidated Financial Statements.

SOURCES OF SUPPLY

      During fiscal years 2005 and 2004, Perfumania purchased fragrances from approximately 120 suppliers, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on an optimal combination of prices, credit terms, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania's purchases from its various suppliers change constantly. Perfumania's purchases generally peak in the third quarter in anticipation of the December Holiday season, which results in higher retail sales in the fourth quarter than in the first three quarters. As is customary in the fragrance industry, Perfumania has no long-term or exclusive contracts with suppliers.

      Approximately 22% and 27% of Perfumania's total merchandise purchased in fiscal years 2005 and 2004, respectively, was from our affiliate, Quality King. Approximately 18% and 26% of Perfumania's total merchandise purchased in fiscal years 2005 and 2004, respectively, was from another affiliate, Parlux Fragrances, Inc. ("Parlux"), a manufacturer and distributor of prestige fragrances and related beauty products. Ilia Lekach is the Chairman of the Board and Chief Executive Officer of Parlux. Parlux owns 378,102 shares or approximately 13% of our outstanding common stock and Lekach separately owns 300,000 or 10% of our outstanding common stock. Besides Quality King and Parlux, no other supplier accounted for more than 10% of our merchandise purchases during 2005 or 2004.

      A portion of Perfumania's merchandise is purchased from secondary sources such as distributors, wholesalers, importers and retailers. Merchandise purchased from secondary sources includes trademarked and copyrighted products that were manufactured in the United States, sold to foreign distributors and then re-imported into the United States, as well as trademarked and copyrighted products manufactured and intended for sale in foreign countries. From time to time, U.S. trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings, based on U.S. Customs Service regulations or trademark or copyright laws, seeking to halt the importation into the United States of such "gray market" merchandise or to restrict its resale in the United States, and some of these actions have been successful. However, the U.S. courts remain divided on the extent to which trademark, copyright or other existing laws or regulations can be used to restrict the importation or sale of "gray market" merchandise. In addition, from time to time federal legislation to restrict the importation or sale of "gray market" merchandise has been proposed, but no such legislation has been adopted. No litigation or administrative proceedings related to "gray market" merchandise were brought against us in fiscal years 2005, 2004 or 2003 and no such matters, to our knowledge, are pending.

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

DISTRIBUTION

      Perfumania utilizes independent national trucking companies to deliver merchandise to its stores. Retail store deliveries generally are made weekly, with more frequent deliveries during the holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. To expedite delivery of merchandise to its customers, Perfumania sometimes instructs its suppliers to ship merchandise directly to its wholesale customers. Sales of perfumania.com are shipped through national carriers and are typically delivered within a few days of being ordered.

COMPETITION

      Retail and wholesale perfume businesses are highly competitive. Perfumania's retail competitors include department stores, regional and national retail chains, drug stores, supermarkets, duty-free shops and other specialty retail stores. We believe Perfumania is the largest specialty retailer of discounted fragrances in the United States in terms of number of stores. Some of Perfumania's competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania's stores compete on the basis of selling price, promotions, customer service, merchandise variety, store location and ambiance. Perfumania believes that its perfumery concept, full-service sales staff, discount prices, large and varied selection of brand name and designer fragrances and attractive shopping environment are important to its competitive position.

EMPLOYEES

      At January 28, 2006, we had 1,420 employees, of whom 1,247 were employed in Perfumania's retail stores, 62 were employed in Perfumania's warehouse and distribution operations and 111 were employed in executive, administrative and other positions. Temporary and part-time employees are added between Thanksgiving and Christmas. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

TRADE NAME AND SERVICE MARK

      Perfumania's stores use the trade name and service mark Perfumania(R); Perfumania also operates under the trade names, Also Perfumania, Class Perfumes, Perfumania Too and Perfumania Plus. Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania(R) with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

ITEM 1A. RISK FACTORS

      The following set forth risk factors that may materially affect the Company and results of operations.

We could face liquidity and working capital constraints if we are unable to generate sufficient cash flows from operations

      If we are unable to  generate  sufficient  cash flows from  operations  to
service  our   obligations,   we  could  face  liquidity  and  working   capital
constraints, which could adversely impact our future operations and growth.

Failure to comply with covenants in our credit facility could result in our inability to borrow additional funds

      Our credit facility requires us to maintain compliance with various financial covenants. Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not be in compliance with the covenants and might not be allowed to borrow under the credit facility or may be required to accelerate repayment. If we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing shareholders. Our credit facility expires on May 12, 2007. We are currently negotiating an extension of this facility. We cannot assure we will obtain an extension or replacement credit facilities on favorable terms or be successful in selling additional securities. Without a source of financing, we could experience cash flow difficulties and be forced to curtail our then current operations.

Perfumania may have problems raising money needed in the future, which could adversely impact operations

      Our growth strategy includes selectively opening and operating new Perfumania retail locations and increasing the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional financing, we might issue additional common stock which could dilute our existing shareholders' ownership interest or we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock, including borrowing money on terms that are not favorable.

Perfumania's business is subject to seasonal fluctuations, which could lead to fluctuations in our stock price

      Perfumania has historically experienced and expects to continue experiencing higher sales in the fourth fiscal quarter than in the first three fiscal quarters. Purchases of fragrances as gift items increase during the Holiday season, which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below expectations of stock market analysts, our stock price might decline. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions, general economic conditions and other factors beyond our control. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores.

Perfumania may experience shortages of the merchandise it needs because it does not have long-term agreements with suppliers

      Perfumania's success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. Perfumania has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. If Perfumania is unable to obtain merchandise from one or more key suppliers on a timely basis or acceptable terms, or if there is a material change in Perfumania's ability to obtain necessary merchandise, our results of operations could be adversely affected.

Perfumania purchases merchandise from related parties, which may cause a conflict of interest

      Approximately 40% and 53%, respectively, of Perfumania's total merchandise purchased in fiscal years 2005 and 2004 were from our affiliates Quality King and Parlux. There may be a conflict of interest between our interest in purchasing at the best price and those of our principal shareholders and affiliates in obtaining the best price for their respective companies.

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

      o     news reports relating to trends in our markets; and

      o     the amount of shares constituting our public float.

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

The loss of or disruption in our distribution facility could have a material adverse effect on our sales

      We currently have one distribution facility, which is located in Sunrise, Florida. The loss of, or damage to this facility, as well as the inventory stored therein, would require us to find replacement facilities and assets. In addition, weather conditions, such as natural disasters, including hurricanes, could disrupt our distribution operations. If we cannot replace our distribution capacity and inventory in a timely, cost-efficient manner, it could reduce the inventory we have available for sale, adversely affecting our profitability and operating cash flows.

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

      We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth or integrate acquisitions.

ITEM 2. PROPERTIES

      Our executive offices and distribution center are located in a 179,000 square foot facility in Sunrise, Florida. The facility is leased through December 2017 pursuant to a lease which currently provides for monthly rent of approximately $82,000 with specified increases.

      All of Perfumania's retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, utility charges, insurance premiums, real estate taxes and certain other costs. Some of Perfumania's leases permit the termination of the lease if specified minimum sales levels are not met. See Note 11 to our Consolidated Financial Statements included in Item 8 hereof, for additional information with respect to our store leases.

ITEM 3. LEGAL PROCEEDINGS

      We are involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on our financial position.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      On December 14, 2005, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Michael W. Katz, Stephen Nussdorf, Carole Ann Taylor, Joseph Bouhadana, and Paul Garfinkle to the Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:
---------------------

                               SHARES     SHARES VOTED   ABSTAIN/
      TOTAL                    VOTED          FOR        WITHHELD     NON-VOTES
---------------------          -----     --------------  ---------    ---------

Michael W. Katz              2,044,921     2,020,458        24,463    908,170

Stephen Nussdorf             2,044,921     2,015,884        29,037    908,170

Carole Ann Taylor            2,044,921     2,042,500         2,421    908,170

Joseph Bouhadana             2,044,921     2,044,121           800    908,170

Paul Garfinkle               2,044,921     2,044,121           800    908,170


      RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:
      -------------------------------------------------------------

                            SHARES     SHARES VOTED  SHARES VOTED   ABSTAIN/
       TOTAL                VOTED           FOR          AGAINST     WITHHELD       NON-VOTES
---------------------       -----     --------------  ---------    ---------      ---------
Ratify Appointment of     2,044,921     2,044,171           750            --       908,170
Deloitte & Touche LLP

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

               FISCAL 2005            HIGH           LOW
             -----------------    ------------   ------------

             First Quarter             $14.51          $9.52
             Second Quarter             15.99          11.00
             Third Quarter              15.50          10.04
             Fourth Quarter             17.94          11.39

               FISCAL 2004            HIGH           LOW
             -----------------    ------------   ------------

             First Quarter             $14.70          $9.92
             Second Quarter             12.16           6.85
             Third Quarter              12.04           8.35
             Fourth Quarter             15.42          10.02

      As of April 10, 2006, there were 54 holders of record which excluded common stock held in street name. The closing sales price for the common stock on April 10, 2006 was $19.27 per share.

DIVIDEND POLICY

      We have not declared or paid any dividends on our common stock and do not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion. Perfumania is prohibited from paying cash dividends under its line of credit agreement with GMAC Commercial Finance LLC and Wachovia Capital Finance.

EQUITY COMPENSATION PLAN INFORMATION

      The following table sets forth information as of January 28, 2006, with respect to our compensation plans under which our equity securities are authorized for issuance.

                                                                                      Number of securities
                                                                                      remaining available
                                                                                      for future issuance
                                 Number of securities                                     under equity
                                   to be issued upon         Weighted-average          compensation plans
                                      exercise of            exercise price of       (excluding securities
                                 outstanding options,      outstanding options,       reflected in column
                                  warrants and rights       warrants and rights             (a)(1))
                                 --------------------      --------------------      ---------------------
Plan Category:                            (a)                       (b)                       (c)
Equity compensation plans
   approved by stockholders                   239,788              $     10.27                     509,970
Equity compensation plans
   not approved by
stockholders                                       --                       --                          --
                                          -----------              -----------                   ---------

Total                                         239,788              $     10.27                     509,970
                                          ===========              ===========                   =========

      (1) The number of shares available under our 2000 Stock Option Plan automatically increases each year by 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year.

ITEM 6. SELECTED FINANCIAL DATA

      The selected financial data presented below are derived from the consolidated financial statements of the Company. The data below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Risk Factors" and the Company's consolidated financial statements and related notes.

      Our fiscal year ends on the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 2005 refers to the fiscal year that began on January 30, 2005 and ended on January 28, 2006. All fiscal years presented below contain fifty-two weeks. Fiscal year 2006 will contain fifty-three weeks.

                                                                                FISCAL YEAR ENDED
                                                -------------------------------------------------------------------------------
                                                JANUARY 28,      JANUARY 29,      JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                                                   2006             2005             2004             2003             2002
                                                -----------      -----------      -----------      -----------      -----------
                                                             (IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, retail division                      $   215,841      $   201,425      $   198,479      $   199,369      $   184,142
Net sales, wholesale division                        17,853           23,578           14,089            2,145            9,210
                                                -----------      -----------      -----------      -----------      -----------
  Total net sales                                   233,694          225,003          212,568          201,514          193,352
                                                -----------      -----------      -----------      -----------      -----------
Gross profit, retail division                        95,354           90,049           81,923           84,159           78,468
Gross profit, wholesale division                      1,147            1,288            1,454              435            1,767
                                                -----------      -----------      -----------      -----------      -----------
  Total gross profit                                 96,501           91,337           83,377           84,594           80,235
                                                -----------      -----------      -----------      -----------      -----------
Selling, general and administrative expenses         80,677           78,521           82,297           76,178           72,918
Provision for doubtful accounts                          --               --               --               --               55
Provision for receivables from affiliate                 --               --               --            1,961               --
Provision for impairment of assets
  and store closings                                    162              314              593              663              727
Depreciation and amortization                         5,156            5,875            6,103            6,024            6,825
Expenses incurred in connection with
  change of control                                      --               --            4,931               --               --
                                                -----------      -----------      -----------      -----------      -----------
  Total operating expenses                           85,995           84,710           93,924           84,826           80,525
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) from operations                        10,506            6,627          (10,547)            (232)            (290)
Other income (expense)
  Interest expense, net                              (3,878)          (3,326)          (2,153)          (1,883)          (3,095)
  Realized loss on investments                           --               --             (172)            (711)              --
  Miscellaneous expense, net                             --               --               --               --              (18)
                                                -----------      -----------      -----------      -----------      -----------
Income (loss) before income taxes                     6,628            3,301          (12,872)          (2,826)          (3,403)
Income tax benefit (provision)                        7,637             (150)              --               --              211
                                                -----------      -----------      -----------      -----------      -----------
Net income (loss)                               $    14,265      $     3,151      $   (12,872)     $    (2,826)     $    (3,192)
                                                ===========      ===========      ===========      ===========      ===========
Weighted average shares outstanding:                     --
  Basic                                           2,949,146        2,832,107        2,454,340        2,528,326        2,420,467
  Diluted                                         3,463,480        3,001,844        2,454,340        2,528,326        2,420,467

Basic income (loss) per share                   $      4.84      $      1.11      $     (5.24)     $     (1.12)     $     (1.32)
Diluted income (loss) per share                 $      4.23      $      1.06      $     (5.24)     $     (1.12)     $     (1.32)

BALANCE SHEET DATA:
Working capital (deficiency)                    $    12,530      $     2,240      $    (9,090)     $     1,804      $     2,760
Total assets                                        113,956          107,817           92,463          103,423          102,559
Long-term debt, less current portion                 12,898           12,972            7,746            7,752            5,204
Total shareholders' equity                           32,239           15,060           10,222           21,853           22,603

SELECTED OPERATING DATA:
Number of stores open at end of period                  239              223              232              238              247
Comparable store sales increase                         5.8%             1.8%             1.1%            10.2%             2.5%

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

      Perfumania's retail division accounts for most of our net sales and gross profit. Perfumania's overall profitability depends principally on our ability to purchase a wide assortment of merchandise at favorable prices, attract customers and successfully conclude retail sales. Other factors affecting our profitability include general economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effect of special promotions offered by Perfumania.

      The following table sets forth items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

                             PERCENTAGE OF NET SALES

                                                                            FISCAL YEAR
                                                                  2005         2004         2003
                                                                -------      -------      -------
Net sales, retail division .................................       92.4%        89.5%        93.4%
Net sales, wholesale division ..............................        7.6         10.5          6.6
                                                                -------      -------      -------
     Total net sales .......................................      100.0        100.0        100.0
                                                                -------      -------      -------
Gross profit, retail division ..............................       40.8         40.0         38.5
Gross profit, wholesale division ...........................        0.5          0.6          0.7
                                                                -------      -------      -------
     Total gross profit ....................................       41.3         40.6         39.2
                                                                -------      -------      -------
Selling, general and administrative expenses ...............       34.5         34.9         38.7
Provision for impairment of assets and store closings ......        0.1          0.1          0.3
Depreciation and amortization ..............................        2.2          2.6          2.9
Expenses incurred in connection with change of control .....        0.0          0.0          2.3
                                                                -------      -------      -------
     Total operating expenses ..............................       36.8         37.6         44.2
                                                                -------      -------      -------
Income (loss) from operations before other expense .........        4.5          2.9         (5.0)
                                                                -------      -------      -------
Other expense:
     Interest expense, net .................................       (1.7)        (1.5)        (1.0)
     Realized loss on investments ..........................        0.0          0.0         (0.1)
                                                                -------      -------      -------
Income (loss) before income taxes ..........................        2.8          1.5         (6.0)
Income tax benefit (provision) .............................        3.3         (0.1)         0.0
                                                                -------      -------      -------
Net income (loss) ..........................................        6.1%         1.4%        (6.1)%
                                                                -------      -------      -------

FORWARD LOOKING STATEMENTS

      Some of the statements in this Annual Report on Form 10-K, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend," and other similar expressions, are "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations and refinance our credit facility on acceptable terms, our ability to comply with the covenants in our credit facility, general economic conditions including the level of discretionary spending by consumers, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC"), including the Risk Factors included in this Annual Report on Form 10-K. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

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

Inventory Adjustments and Writeoffs

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

Valuation of Deferred Tax Assets

      Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes," requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe a portion will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors.

      We had a net tax benefit in fiscal year 2005 of approximately $7.6 million resulting primarily from the effect of changes in our valuation assessment of deferred tax assets. The range of possible judgments relating to the valuation of our deferred tax assets is very wide. Significant judgment is required in making this assessment, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Management Overview

      During fiscal year 2005 the Company realized its second consecutive year of net income. The Company has achieved this as a result of increasing sales, improving product mix and selection, closing underperforming stores and selectively opening new stores. In addition to the improvements resulting from these actions, the Company has focused on increasing the average transaction per hour, average dollar sale per transaction and number of units per transaction at the retail level to generate increased sales and reduce expenses as a percentage to total sales. Despite the improved results the Company has an accumulated deficit of approximately $37.5 million.

      The Company's goal is to continue to increase the number of its stores, either by acquisition of smaller fragrance retailers or by opening new locations. The Company believes there are numerous opportunities for retail store locations domestically and is focused on expansion in markets where the Company already has a presence or by expanding into new geographic regions where the population density and demographics will support a cluster of stores.

Revenues:

                                             For the year ended
                --------------------------------------------------------------------------------
                                              ($ in thousands)
                                                                                     Percentage
                                   Percentage                      Percentage         Increase
                January 28, 2006  of Revenues    January 29, 2005  of Revenues       (Decrease)
                  ------------    ------------     ------------    ------------     ------------
Retail            $    215,841            92.4%    $    201,425            89.5%             7.2%

Wholesale               17,853             7.6%          23,578            10.5%           (24.3%)
                  ------------    ------------     ------------    ------------     ------------

Total Revenues    $    233,694           100.0%    $    225,003           100.0%             3.9%
                  ------------    ------------     ------------    ------------     ------------

      In fiscal year 2005 total revenue increased by $8.7 million or 3.9%. Total retail sales increased by $14.4 million or 7.2%, which included comparable store sales increases of 5.8%. Comparable store sales measure the sales from stores that have been open for one year or more. The average number of stores operated increased from 230 during fiscal year 2004 to 234 in fiscal year 2005. Retail sales during fiscal year 2005 were improved by the greater availability of merchandise brands, quantity of product and more competitive retail prices offered to our customers. In addition, our average dollar sale per transaction and transactions per hour were improved as a result of more efficient scheduling of our retail store associates.

      Wholesale sales decreased by $5.7 million or 24.3% as demand for certain wholesale products were less than anticipated and less than the prior year. All wholesale sales are made to Quality King. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King.

Cost of Goods Sold:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                                                                    Increase
                          January 28, 2006   January 29, 2005      (Decrease)
                            ------------       ------------       ------------
Retail                      $    120,487       $    111,376                8.2%

Wholesale                         16,706             22,291              (25.1%)
                            ------------       ------------       ------------

Total cost of goods sold    $    137,193       $    133,667                2.6%
                            ------------       ------------       ------------

Gross Profit:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                                                                    Increase
                          January 28, 2006   January 29, 2005      (Decrease)
                            ------------       ------------       ------------
Retail                      $     95,354       $     90,049                5.9%

Wholesale                          1,147              1,288              (10.9%)
                            ------------       ------------       ------------

Total gross profit          $     96,501       $     91,337                5.7%
                            ------------       ------------       ------------

      Gross profit for the retail division increased principally from higher sales as a result of the improvements in retail sales noted above offset in part by lower gross margin percentages. Total gross profit increased as a result of higher sales and gross profit in the retail division offset by the lower sales and lower gross profit in the wholesale division.

Gross Profit Margin Percentages:

                                   For the year ended
                          ------------------------------------
                          January 28, 2006   January 29, 2005
                            ------------       ------------
Retail                              44.2%              44.7%
Wholesale                            6.4%               5.5%

Gross profit margin                 41.3%              40.6%


      The decrease in gross margin on retail sales resulted principally from price reductions during our promotional events which contributed to the increase in our retail sales.

Operating Expenses:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                                                                    Increase
                          January 28, 2006   January 29, 2005      (Decrease)
                            ------------       ------------       ------------
Selling, general and
  administrative            $     80,677       $     78,521                2.7%

Asset impairment charges             162                314              (48.4%)

Depreciation and
  amortization                     5,156              5,875              (12.2%)
                            ------------       ------------       ------------

Total operating expenses          85,995             84,710                1.5%
                            ------------       ------------       ------------

Income from operations      $     10,506       $      6,627               58.5%
                            ------------       ------------       ------------

      The majority of our selling, general and administrative expenses relate to the retail division. The increase in selling, general and administrative expenses is attributable primarily to higher store operating costs and expenses that are directly variable with sales volume. Additionally, occupancy costs for stores increased from new stores opened during the year and the higher average number of stores in operation compared to fiscal year 2004. During fiscal year 2005 we continued to improve our method of scheduling store associates, which consequently reduced store compensation as a percentage of sales in comparison to fiscal year 2004.

      The asset impairment charges in both fiscal years relate to retail store locations with negative cash flows that were either closed or targeted for closure. The asset impairment charges were reduced as we identified fewer stores for closure in fiscal year 2006.

      Depreciation and amortization expenses in fiscal year 2005 were reduced by $0.7 million from fiscal year 2004 primarily as a result of software costs associated with year 2000 upgrades being fully amortized.

Other Expenses, Income Tax Benefit (Provision) and Net Income:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                          January 28, 2006   January 29, 2005       Increase
                          ----------------   ----------------      -----------
Interest expense, net     $          3,877   $          3,326             16.6%

      The increase in interest expense, net is from the higher average loan balance on our revolving line of credit used to fund quicker payments of non-affiliates accounts payable to obtain better prices and to increase product purchases to fulfill higher retail sales. In addition, the Company's average effective interest rate in fiscal year 2005 was 6.6% compared with 4.7% in fiscal year 2004.

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                          January 28, 2006   January 29, 2005       Increase
                          ----------------   ----------------      -----------
Income tax benefit
  (provision)             $          7,637   $           (150)              --
                          ----------------   ----------------      -----------

      Income tax benefits recorded in fiscal year 2005 result from management's current assessment that it is now more likely than not that the Company will realize the benefit of certain deferred tax assets. The prior year's valuation allowance was reduced by approximately $11.9 million as of January 28, 2006 due to management's determination that approximately $10.3 million of the Company's deferred tax assets will be utilized. As a result of the reversal of the valuation allowance from the prior fiscal year, $7.6 million has been reflected as a current year tax benefit. We do not expect a benefit of this magnitude to be realized in future periods. We presently expect that our provision for taxes on income for fiscal year 2006 will be higher than expected based on federal statutory rates as a result of state income taxes and the impact of losses from our Puerto Rican operations for which we are less likely to be able to record a tax benefit. See Note 8 to our Consolidated Financial Statements for further discussion.

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                          January 28, 2006   January 29, 2005       Increase
                          ----------------   ----------------      -----------

Net Income                $         14,265   $          3,151            353.7%
                          ----------------   ----------------      -----------

      As a result of our increase in sales and gross profit, the reduction in expenses as a percentage of sales and the realization of the income tax benefits described above our net income was increased by $11.1 million over the net income realized in the prior year.


FISCAL YEAR 2004 COMPARED TO FISCAL YEAR 2003

Revenues:

                                            For the year ended
                --------------------------------------------------------------------------------
                                            ($ in thousands)
                                   Percentage                      Percentage of     Percentage
                 January 29, 2005  of Revenues   January 31, 2004    Revenues        Increase
                  ------------    ------------     ------------    ------------     ------------
Retail            $    201,425            89.5%    $    198,479            93.4%             1.5%


Wholesale               23,578            10.5%          14,089             6.6%            67.4%
                  ------------    ------------     ------------    ------------     ------------

Total Revenues    $    225,003           100.0%    $    212,568           100.0%             5.9%
                  ============    ============     ============    ============     ============

      In fiscal year 2004 net sales increased for both wholesale and retail sales. The increase in wholesale sales was due to purchases made by Quality King. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King. Overall retail sales increased by $2.9 million or 1.5% and comparable store sales increased by 1.8%. Comparable store sales measure the sales from stores that have been open for one year or more. The average number of stores operated decreased from 235 during fiscal year 2003 to 230 in fiscal year 2004 primarily due to the closure of older, underperforming stores. We believe that Perfumania's retail sales were negatively impacted in fiscal year 2004 by the overall soft United States economy earlier in the year and management transition following the change in control. However, the later months of fiscal 2004 were improved due to greater availability of merchandise brands, quantity of product and as new management programs, which are discussed below, took effect.

Cost of Goods Sold:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                                                                    Increase
                          January 29, 2005   January 31, 2004      (Decrease)
                            ------------       ------------       ------------
Retail                      $    111,376       $    116,556               (4.4%)

Wholesale                         22,291             12,635               76.4%
                            ------------       ------------       ------------

Total cost of goods sold    $    133,667       $    129,191                3.5%
                            ------------       ------------       ------------

Gross Profit:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                                                                    Increase
                          January 29, 2005   January 31, 2004      (Decrease)
                            ------------       ------------       ------------

Retail                      $     90,049       $     81,923                9.9%

Wholesale                          1,288              1,454              (11.4%)
                            ------------       ------------       ------------

Total gross profit          $     91,337       $     83,377                9.5%
                            ------------       ------------       ------------

      Gross profit for the retail division increased principally as a result of lower cost of inventory purchases and marginal adjustments to sales prices. Total gross profit increased as a result of higher sales and profit margins in the retail division offset by higher sales and lower profit margins in the wholesale division.

Gross Profit Margin Percentages:

                                   For the year ended
                          ------------------------------------
                                  ($ in thousands)


                          January 29, 2005   January 31, 2004
                            ------------       ------------

Retail                              44.7%              41.3%
Wholesale                            5.6%              10.3%

Gross profit margin                 40.6%              39.2%

      The decrease in gross margin on wholesale sales resulted from an increase in the cost of the wholesale goods which were sold to Quality King. We were unable to offset this higher cost by increasing sales prices to Quality King. See Note 5 to our Consolidated Financial Statements for further discussion.

Operating Expenses and Income (Loss) from Operations:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)

                                                                   Percentage
                             January 29, 2005   January 31, 2004    Decrease
                               ------------       ------------    ------------
Selling, general and
  administrative               $     78,521       $     82,297            (4.6%)

Asset impairment charges                314                593           (47.1%)

Depreciation and amortization         5,875              6,103            (3.7%)

Expenses incurred in
  connection with change
  of control                             --              4,931              --
                               ------------       ------------    ------------

Total operating expenses             84,710             93,924            (9.8%)
                               ------------       ------------    ------------

Income (loss) from operations  $      6,627       $    (10,547)             --
                               ------------       ------------    ------------

      The decrease in selling, general and administrative expenses is attributable primarily to lower store associate compensation costs, better control of store operating costs and a result of the reduction of our average number of stores. During fiscal 2004 we improved our method of scheduling store associates, modified our sales incentive programs and refocused our advertising and promotional efforts at lower costs. The majority of our selling, general and administrative expenses relate to the retail division

      Change of control expenses did not affect fiscal 2004. See further discussion regarding the change of control in Note 5 to our Consolidated Financial Statements. The asset impairment charges in both fiscal years relate to retail store locations with negative cash flows that were either closed or targeted for closure. The asset impairment charges were reduced as we expected less store closures during fiscal year 2005.

Other Expense:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                          January 29, 2005   January 31, 2004       Increase
                            ------------       ------------       ------------
Interest expense            $      3,326       $       2,153              54.5%

Loss on investments                   --                172                 --
                            ------------       ------------       ------------

Total other expense         $      3,326       $      2,325               43.1%
                            ============       ============       ============

      The increase in interest expense resulted from higher loan balances on our new expanded revolving line of credit, higher interest rates and the interest expense on our $5 million subordinated convertible note payable to the Nussdorfs.

Provision for Income Taxes:

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                          January 29, 2005   January 31, 2004       Increase
                            ------------       ------------       ------------

Income tax provision        $       (150)      $         --                 --
                            ------------       ------------       ------------


      The tax provision resulted primarily from alternative minimum taxes due to the utilization of net operating loss carry forwards which offset the taxes which would otherwise have been provided for.

Net Income (Loss):

                                          For the year ended
                          ----------------------------------------------------
                                           ($ in thousands)
                                                                   Percentage
                          January 29, 2005   January 31, 2004       Increase
                            ------------       ------------       ------------

Net Income (loss)           $      3,151       $    (12,872)                --
                            ------------       ------------       ------------

      As a result of our increase in sales and gross profit and the reduction in expenses described above, we realized net income in fiscal year 2004 compared to a net loss in fiscal year 2003.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements for operating purposes are to fund Perfumania's inventory purchases, renovate existing stores and selectively open new stores. During fiscal years 2005 and 2004, we financed these requirements primarily through cash flows from operations, borrowings under our line of credit, credit terms from our vendors, including extended terms from our affiliates, issuance of a convertible note and other short-term borrowings. We believe we will have adequate liquidity in fiscal year 2006 to operate our business and to meet our cash requirements.

      A summary of our cash flows is as follows:

                                                        For the year ended
                                                         January 28, 2006
                                                           ------------
                                                         ($ in thousands)
Summary Cash Flow Information:
Cash provided by operating activities                      $     18,524
Cash used in investing activities                                (7,143)
Cash used in financing activities                               (11,370)
                                                           ------------
     Increase in cash and cash equivalents                           11

Cash and cash equivalents, January 29, 2005                       1,250
                                                           ------------
Cash and cash equivalents. January 28, 2006                $      1,261
                                                           ============

      In May 2004, we entered into a three-year senior secured credit facility with GMAC Commercial Finance LLC and Wachovia Capital Finance. The line of credit provides for borrowings of up to $60 million, depending on the Company's levels of eligible inventories. As of January 28, 2006, $20.1 million was outstanding under the line of credit and $19.3 million was available to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. As of January 28, 2006, we were in compliance with all covenant requirements. We are currently negotiating an extension to our credit facility.

      In March 2004, the Nussdorfs provided a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bore interest at the prime rate plus 1%, required quarterly interest payments and was secured by a security interest in Perfumania's assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. In December 2004, we issued a Subordinated Convertible Note (the "Note") in exchange for the $5,000,000 subordinated secured demand loan. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note was payable in January 2007 and allows the Nussdorfs to convert the Note into shares of our common stock at a conversion price of $11.25, which equals the closing market price of the Company's common stock on the date the Note was issued. The Nussdorfs have agreed to extend the due date of the Convertible Note to January 2009.

      In fiscal year 2005, net cash provided by operating activities was approximately $18.5 million and was generated primarily by net earnings adjusted for non cash depreciation and amortization expenses, a tax benefit from exercise of stock options in prior years, additional extended credit terms for merchandise from our affiliates and a reduction in inventory purchases and inventory levels. We delayed the receipt of certain inventory purchases during the last month of our fiscal year in order to perform our physical inventory counts which contributed to the reduction in our inventory levels. Net cash provided by operating activities was reduced by approximately $4.6 million due to a reduction in the accounts payable-nonaffiliates.

      Net cash used in investing activities in fiscal year 2005 was approximately $7.1 million. Investing activities generally represent spending for the renovation of existing stores and new store openings. During fiscal year 2005 we opened 26 new stores and remodeled/relocated 53 stores. We intend to continue improving the appearance of our existing stores and growing the number of stores. We anticipate that we will open approximately 30 new stores and remodel 50 stores in fiscal year 2006.

      In  fiscal  year  2005,   net  cash  used  in  financing   activities  was
approximately $11.4 million as a result of the reduction to our net bank borrowings.

       Management believes that Perfumania's borrowing capacity under its current credit facility, projected cash flows from operations, other short term borrowings and credit terms from vendors will be sufficient to support our working capital needs, capital expenditures and debt service for at least the next twelve months. There can be no assurance that management's plans and expectations will be successful.

                                                                           Payments due by period
                                                      ------------------------------------------------------------------
                                                                               ($ in thousands)
                                                                       less                                      more
                                                                      than 1                                    than 5
Contractual Obligations                                 Total          year       1-3 years       3-5 years      years
---------------------------------------------------   ----------    ----------    ----------    ----------    ----------
Bank line of credit (1)                               $   20,148    $   20,148            --            --            --
Subordinated convertible note payable affiliate (1)        5,000            --         5,000            --            --
Capital lease obligations                                 15,352         1,249         2,455         2,472         9,176
Operating lease obligations                               60,773        14,228        20,955        13,259        12,331
                                                      ----------    ----------    ----------    ----------    ----------

Total                                                 $  101,273    $   35,625    $   28,410    $   15,731    $   21,507
                                                      ==========    ==========    ==========    ==========    ==========

      (1)   Debt amounts include principal maturities only.

OFF-BALANCE SHEET ARRANGEMENTS

      We have no off-balance sheet arrangements as defined by Item 303 (a)(4) of Regulation S-K.

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

RECENT ACCOUNTING STANDARDS

      In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes Accounting
Principles  Board  ("APB")  Opinion  No.  25,  "Accounting  for Stock  Issued to
Employees." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's financial statements issued for periods beginning after December 15, 2005. We do not anticipate being significantly affected by this pronouncement as management has no formal plans to issue a significant amount of additional options nor are there any unvested options.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 20, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its consolidated balance sheets or statements of operations. The Company will apply SFAS No. 154 in future periods, when applicable.

CHANGES IN FOREIGN EXCHANGE RATES; INFLATION

      Although large fluctuations in foreign exchange rates could have a material effect on the prices we pay for products purchased from outside the United States, such fluctuations have not been material to our results of operations to date. Transactions with foreign suppliers are denominated in United States dollars. We believe inflation has not had a material impact on our results of operations and we are generally able to pass through cost increases by increasing sales prices.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We conduct business in the United States where the functional currency of the country is the United States dollar. As a result, we are not at risk to any foreign exchange translation exposure on a prospective basis.

      Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under "Liquidity and Capital Resources". We mitigate interest rate risk by continuously monitoring the interest rates and reacting to changes in LIBOR and prime rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of January 28, 2006 and January 29, 2005, our primary source of funds for working capital and other needs is a line of credit that provides for borrowings up to $60 million.

      Of the $33.4 million and $44.7 million of short-term and long-term borrowings on our balance sheet as of January 28, 2006 and January 29, 2005, respectively, approximately 24.6% and 18.4%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate ranging from (a) prime to prime plus 1.25%, or (b) LIBOR plus 2.5% to 3.75% depending on financial ratio tests. For fiscal year 2005, the credit facility bore interest at an average rate of 6.6%. A hypothetical 10% adverse move in interest rates would increase fiscal year 2005 interest expense by approximately $0.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial information and the supplementary data required in response to this Item are as follows:

                                                                            PAGE
                                                                            ----

E Com Ventures, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm.................     24

Consolidated Balance Sheets as of January 28, 2006 and
January 29, 2005........................................................     25

Consolidated Statements of Operations for the Fiscal
Years Ended January 28, 2006, January 29, 2005 and
January 31, 2004........................................................     26

Consolidated Statements of Changes in Shareholders' Equity
for the Fiscal Years Ended January 28, 2006, January 29, 2005,
and January 31, 2004....................................................     27

Consolidated Statements of Cash Flows for the Fiscal
Years Ended January 28, 2006, January 29, 2005, and
January 29, 2004........................................................     28

Notes to Consolidated Financial Statements..............................     29

Supplemental schedules have been omitted, as all required information is disclosed or not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of E Com Ventures, Inc.
Sunrise, Florida


We have audited the accompanying consolidated balance sheets of E Com Ventures, Inc. and subsidiaries (the "Company") as of January 28, 2006 and January 29, 2005, and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three fiscal years in the period ended January 28, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E Com Ventures, Inc. and subsidiaries as of January 28, 2006 and January 29, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
-------------------------
Certified Public Accountants



Fort Lauderdale, Florida
April 28, 2006

                      E COM VENTURES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

ASSETS:                                                  JANUARY 28, 2006    JANUARY 29, 2005
                                                           -------------       -------------
Current assets:
Cash and cash equivalents                                  $   1,260,444       $   1,249,543
Trade receivables, no allowance required                         819,072             695,812
Deferred tax asset                                             5,343,839                  --
Inventories, net                                              72,976,845          78,929,639
Prepaid expenses and other current assets                        950,146           1,149,723
                                                           -------------       -------------
  Total current assets                                        81,350,346          82,024,717

Property and equipment, net                                   25,308,899          23,070,723
Goodwill, net                                                  1,904,448           1,904,448
Deferred tax asset                                             4,935,161                  --
Other assets, net                                                457,627             817,156
                                                           -------------       -------------
  Total assets                                             $ 113,956,481       $ 107,817,044
                                                           =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                        $  20,147,978       $  31,528,212
Accounts payable- non affiliates                              13,470,670          18,111,196
Accounts payable, affiliates                                  26,905,433          23,228,325
Accrued expenses and other liabilities                         7,973,168           6,685,494
Current portion of obligations under capital leases              322,284             231,353
                                                           -------------       -------------
  Total current liabilites                                    68,819,533          79,784,580

Subordinated convertible note payable - affiliate              5,000,000           5,000,000
Long-term portion of obligations under capital leases          7,898,354           7,972,455
                                                           -------------       -------------
  Total liabilities                                           81,717,887          92,757,035
                                                           -------------       -------------

Commitments and contingencies (See Note 11)

Shareholders' equity:
Preferred stock, $0.10 par value, 1,000,000
   shares authorized, none issued                                     --                  --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,857,216 and 3,834,684 shares issued
   at fiscal year-end 2005 and 2004, respectively                 38,572              38,347
Additional paid-in capital                                    78,260,686          75,347,588
Treasury stock, at cost, 898,249 shares                       (8,576,944)         (8,576,944)
Accumulated deficit                                          (37,483,720)        (51,748,982)
                                                           -------------       -------------
  Total shareholders' equity                                  32,238,594          15,060,009
                                                           -------------       -------------
  Total liabilities and shareholders' equity               $ 113,956,481       $ 107,817,044
                                                           =============       =============

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              FOR THE FISCAL YEAR ENDED
                                                  --------------------------------------------------------
                                                  January 28, 2006    January 29, 2005    January 31, 2004
                                                    -------------       -------------       -------------
Net sales                                           $ 233,694,081       $ 225,003,201       $ 212,567,569
Cost of goods sold                                    137,192,922         133,666,605         129,190,549
                                                    -------------       -------------       -------------
Gross profit                                           96,501,159          91,336,596          83,377,020
                                                    -------------       -------------       -------------

Operating expenses:
  Selling, general and administrative expenses         80,677,406          78,521,215          82,297,031
  Provision for impairment of
      assets and store closings                           162,370             313,888             593,109
  Depreciation and amortization                         5,155,645           5,874,591           6,102,823
  Expenses incurred in connection with
    change of control                                          --                  --           4,931,221
                                                    -------------       -------------       -------------
    Total operating expenses                           85,995,421          84,709,694          93,924,184
                                                    -------------       -------------       -------------

Income (loss) from operations                          10,505,738           6,626,902         (10,547,164)
                                                    -------------       -------------       -------------

Other expenses:
  Interest expense, net:
    Affiliates                                           (371,458)           (248,124)            (93,510)
    Other                                              (3,506,018)         (3,077,497)         (2,059,347)
                                                    -------------       -------------       -------------
                                                       (3,877,476)         (3,325,621)         (2,152,857)
                                                    -------------       -------------       -------------

  Realized loss on investments                                 --                  --            (171,679)
                                                    -------------       -------------       -------------

Income (loss) before income taxes                       6,628,262           3,301,281         (12,871,700)
Income tax benefit (provision)                          7,637,000            (150,000)                 --
                                                    -------------       -------------       -------------
    Net income (loss)                               $  14,265,262       $   3,151,281       $ (12,871,700)
                                                    =============       =============       =============

Basic income (loss) per common share                $        4.84       $        1.11       $       (5.24)
                                                    =============       =============       =============
Diluted income (loss) per common share              $        4.23       $        1.06       $       (5.24)
                                                    =============       =============       =============

Weighted average number of shares
   outstanding:
  Basic                                                 2,949,146           2,832,107           2,454,340
                                                    =============       =============       =============
  Diluted                                               3,463,480           3,001,844           2,454,340
                                                    =============       =============       =============

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         FOR THE FISCAL YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005
                              AND JANUARY 31, 2004

                                                Common Stock               Additional                Treasury Stock
                                       ------------------------------        Paid-In          ------------------------------
                                          Shares            Amount           Capital             Shares            Amount
                                       ------------      ------------      ------------       ------------      ------------
Balance at February 2, 2003               3,215,761      $     32,158      $ 71,387,794            779,952      $ (7,085,940)

Components of comprehensive loss:
  Net loss                                       --                --                --                 --                --
  Unrealized gain
    on investments                               --                --                --                 --                --

  Total comprehensive loss                       --                --                --                 --                --

Exercise of stock options                    69,997               700           235,805                 --                --
Purchase of treasury stock                       --                --                --            118,297        (1,491,004)

Stock Compensation                               --                --         2,285,640                 --                --
Reclass in notes and
   interest receivable from
   shareholder and officer                       --                --                --                 --                --
Premium repayment of
   convertible notes payable                     --                --          (243,046)                --                --
                                       ------------      ------------      ------------       ------------      ------------
Balance at January 31, 2004               3,285,758            32,858        73,666,193            898,249        (8,576,944)

Net income                                       --                --                --                 --                --

Exercise of stock options                   548,926             5,489         1,681,395                 --                --
                                       ------------      ------------      ------------       ------------      ------------

Balance at January 29, 2005               3,834,684            38,347        75,347,588            898,249        (8,576,944)

Net income                                       --                --                --                 --                --

Exercise of stock options                    22,531               225            83,507                 --                --
Repayment of profits
   under Section 16(b) of
   the Exchange Act                              --                --           181,591                 --                --
Tax benefit from exercise of
   stock options                                 --                --         2,242,000                 --                --
Executive compensation
   contributed to
   capital                                       --                --           406,000                 --                --
                                       ------------      ------------      ------------       ------------      ------------

Balance at January 28, 2006               3,857,216      $     38,572      $ 78,260,686            898,249      $ (8,576,944)
                                       ============      ============      ============       ============      ============

                                        Accumulated                            Notes and
                                           Other                          Interest Receivable
                                        Comprehensive     Accumulated      From Shareholders
                                       Income (Loss)        Deficit           and Officers          Total
                                       ------------       ------------       ------------       ------------
Balance at February 2, 2003            $   (140,404)      $(42,028,563)      $   (311,604)      $ 21,853,441

                                                                                                ------------
Components of comprehensive loss:
  Net loss                                       --        (12,871,700)                --        (12,871,700)
  Unrealized gain
    on investments                          140,404                 --                 --            140,404

                                                                                                ------------
  Total comprehensive loss                       --                 --                 --        (12,731,296)

                                                                                                ------------
Exercise of stock options                        --                 --                 --            236,505
Purchase of treasury stock                       --                 --                 --         (1,491,004)


Stock Compensation                               --                 --                 --          2,285,640
Net change in notes and
   interest receivable from
   shareholder and officer                       --                 --            311,604            311,604
Premium repayment of
   convertible notes payable                     --                 --                 --           (243,046)
                                       ------------       ------------       ------------       ------------
Balance at January 31, 2004                      --        (54,900,263)                --         10,221,844


Net income                                       --          3,151,281                 --          3,151,281


Exercise of stock options                        --                 --                 --          1,686,884
                                       ------------       ------------       ------------       ------------


Balance at January 29, 2005                      --        (51,748,982)                --         15,060,009


Net income                                       --         14,265,262                 --         14,265,262


Exercise of stock options                        --                 --                 --             83,732
Receipt of profits
   under Section 16(b) of
   the Exchange Act                              --                 --                 --            181,591
Tax benefit from exercise of
   stock options                                 --                 --                 --          2,242,000
Executive compensation
   contributed to
   capital                                       --                 --                 --            406,000
                                       ------------       ------------       ------------       ------------

Balance at January 28, 2006            $         --       $(37,483,720)      $         --       $ 32,238,594
                                       ============       ============       ============       ============

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       FOR THE FISCAL YEAR ENDED
                                                                        -------------------------------------------------------
                                                                        January 28, 2006    January 29, 2005   January 31, 2004
                                                                           ------------       ------------       ------------
Cash flows from operating activities:
Net income (loss)                                                          $ 14,265,262       $  3,151,281       $(12,871,700)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
  Deferred income tax benefit                                                (8,037,000)                --                 --
  Provision for impairment of assets and store closings                         162,370            313,388            593,109
  (Recovery) write-off of inventories                                          (184,547)           188,035            897,874
  Depreciation and amortization                                               5,155,645          5,874,591          6,102,823
  Write-off of discontinued inventory                                           228,427            185,088          2,558,805
  Realized loss on investments                                                       --                 --            171,679
  Stock compensation                                                                 --                 --          2,285,640
  Change in operating assets and liabilities:
    Trade receivables                                                          (123,260)            81,374            (32,730)
    Inventories                                                               5,908,914        (18,425,311)         4,383,033
    Prepaid expenses and other current assets                                   199,577            311,770          1,507,259
    Other assets                                                                218,281           (309,799)           368,363
    Accounts payable, non-affiliate                                          (4,640,526)         1,651,410         (4,446,040)
    Accounts payable, affiliate                                               3,677,108          5,537,833          4,258,774
    Accrued expenses and other liabilities                                    1,693,674         (2,928,793)         4,445,653
                                                                           ------------       ------------       ------------
Net cash provided by (used in) operating activities                          18,523,925         (4,369,133)        10,222,542
                                                                           ------------       ------------       ------------

Cash flows from investing activities:
  Additions to property and equipment                                        (7,143,201)        (4,148,335)        (5,907,018)
  Proceeds from sale of investments                                                  --                 --            179,332
                                                                           ------------       ------------       ------------
Net cash used in investing activities                                        (7,143,201)        (4,148,335)        (5,727,686)
                                                                           ------------       ------------       ------------

Cash flows from financing activities:
  Net borrowings and (repayments) under bank line
    of credit                                                               (11,380,234)         1,056,185         (1,641,664)
  Principal payments under capital lease obligations                           (254,912)          (264,679)        (1,143,767)
  Proceeds from note and interest receivable, shareholder and officer                --            327,311                 --
  Proceeds from subordinated secured demand loan, affiliate                          --          5,000,000                 --
  Repayments of convertible notes payable                                            --                 --         (1,458,261)
  Proceeds from exercise of stock options                                        83,732          1,686,884            236,505
  Receipt of profits under
    Section 16(b) of the Exchange Act                                           181,591                 --                 --
  Purchases of treasury stock                                                        --                 --         (1,491,004)
                                                                           ------------       ------------       ------------
    Net cash provided by (used in) financing activities                     (11,369,823)         7,805,701         (5,498,191)
                                                                           ------------       ------------       ------------
Increase (decrease) in cash and cash equivalents                                 10,901           (711,767)        (1,003,335)
Cash and cash equivalents at beginning of period                              1,249,543          1,961,310          2,964,645
                                                                           ------------       ------------       ------------
Cash and cash equivalents at end of period                                 $  1,260,444       $  1,249,543       $  1,961,310
                                                                           ============       ============       ============

Cash paid during the period for:
   Interest                                                                $  3,612,573       $  3,139,425       $  2,034,666
                                                                           ============       ============       ============

          See accompanying notes to consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          FOR THE FISCAL YEARS ENDED JANUARY 28, 2006, JANUARY 29, 2005
                              AND JANUARY 31, 2004

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

      Perfumania's retail stores are located in regional malls, manufacturers' outlet malls, life style centers, airports and on a stand-alone basis in suburban strip shopping centers. The number of retail stores in operation at January 28, 2006, January 29, 2005, and January 31, 2004 were 239, 223 and 232, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

      Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

      The Company's fiscal year ends the Saturday closest to January 31 to enable the Company's operations to be reported in a manner, which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 2005, 2004 and 2003 refer to the years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. The fiscal years presented each contain fifty-two weeks.

MANAGEMENT ESTIMATES

      The  preparation  of financial  statements in conformity  with  accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying consolidated financial statements relate to inventory write-offs to reduce inventory, self-insured health care reserves, long-lived asset impairments and estimated useful lives of property and equipment. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

      The consolidated financial statements include accounts of E Com Ventures, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

      Revenue from wholesale transactions is recorded upon shipment of inventory when risk of ownership and title transfers to the buyer. Revenue from store sales is recorded, net of discounts, at the point of sale. Revenue from Internet sales is recognized at the time products are delivered to customers. Returns of store and Internet sales are allowed within 30 days of purchase. Because returns are primarily exchanged, there is no significant effect on revenue and returns are considered immaterial for the three years ended January 28, 2006, January 29, 2005 and January 31, 2004.

CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

      Inventories, consisting of finished goods, are stated at the lower of cost or market with cost being determined on a weighted average method. The cost of inventory includes product cost and freight charges. Writeoffs of potentially slow moving or damaged inventory are recorded based on management's analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise.

      In fiscal year 2003 management had identified approximately 3,400 of the Company's 25,000 stock keeping units ("skus") that the Company intended to discontinue selling. The total cost of this inventory as of January 31, 2004 was approximately $9.4 million. The Company recorded a charge of approximately $2.6 million in fiscal year 2003, which represented the difference between the estimated selling value and the weighted average cost of this inventory. Using a similar analytical approach, the Company's inventory write-offs were approximately $200,000 and $400,000 in fiscal years 2005 and 2004, respectively. These charges are included in cost of goods sold in the accompanying consolidated statements of operations.

PROPERTY AND EQUIPMENT

      Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation for property and equipment, which includes assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including renewal periods that are reasonably assured, or the estimated useful lives of the improvements, generally ten years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are included in income.

GOODWILL

      Goodwill represents the excess purchase price paid over net assets of businesses acquired resulting from the application of the purchase method of accounting. Goodwill is not amortized but is tested annually for impairment at the end of the Company's fiscal year. No impairment occurred as a result of the annual tests in fiscal years 2005, 2004, and 2003.

OTHER INTANGIBLE ASSETS

      Other intangible assets include store design, real estate leases and non-compete agreements which were recorded based upon their relative fair values at the date of acquisition as determined by management with the assistance of an independent valuation consultant. Other intangible assets do not include goodwill. The amortization of intangible assets totaled approximately $140,000, $232,000, and $229,000 in fiscal years 2005, 2004, and 2003, respectively. There is no further amortization of intangible assets anticipated during fiscal year 2006 as all intangible assets with finite lives were fully amortized as of January 28, 2006.

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

BASIC AND DILUTED INCOME (LOSS) PER SHARE

      Basic  income  (loss) per common  share is computed by dividing net income
(loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share includes, in periods in which they are dilutive, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years. As described below, for fiscal year 2003, incremental shares attributed to common stock equivalents and convertible notes were not included because the results would have been anti-dilutive.

       Basic and diluted loss per share are computed as follows:

                                                                              FISCAL YEAR
                                                            ------------------------------------------------
                                                                2005              2004              2003
                                                            ------------      ------------      ------------
Numerator:
  Net income (loss) - basic                                 $ 14,265,262      $  3,151,281      $(12,871,700)
     Add: interest on convertible note                           371,458            44,131                --
                                                            ------------      ------------      ------------
  Net income (loss) - diluted                               $ 14,636,720      $  3,195,412      $(12,871,700)
                                                            ============      ============      ============

Denominator:
  Weighted average number of shares
     for basic net income (loss) per share                     2,949,146         2,832,107         2,454,340
  Options to purchase common stock                                69,890           105,024                --
  Convertible note                                               444,444            64,713                --
                                                            ------------      ------------      ------------
  Denominator for dilutive net income (loss) per share         3,463,480         3,001,844         2,454,340
                                                            ============      ============      ============

Basic net income (loss) per share                           $       4.84      $       1.11      $      (5.24)
                                                            ============      ============      ============
Diluted net income (loss) per share                         $       4.23      $       1.06      $      (5.24)
                                                            ============      ============      ============

      Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 5,256 shares, 86,256 shares and 696,436 shares of common stock for fiscal years 2005, 2004 and 2003, respectively, because the exercise price was greater than the average market price of the Company's common stock during the period and, therefore, the effect is antidilutive.


ASSET IMPAIRMENT

      The Company reviews long-lived assets and makes a provision for impairment whenever events or changes in circumstances indicate that the projected cash flows of related activities may not provide for recovery of the asset. An impairment loss is generally recorded when the net book value of assets exceeds projected undiscounted future cash flows. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified.

STOCK BASED COMPENSATION


      The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 123R, "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB 25. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's financial statements issued for periods beginning after December 15, 2005. The Company does not anticipate being significantly affected by this pronouncement as management has no formal plans to issue a significant amount of additional options nor are there any unvested options. The pro-forma effects of our stock based compensation are presented below (in thousands except for per share data):

                                                                        FISCAL YEAR
                                                  -------------------------------------------------------
                                                       2005                 2004                2003
                                                  --------------       --------------      --------------
Net income (loss)                                 $       14,265       $        3,151      $      (12,872)
Add: Total stock-based employee compensation
  expense included in reported net loss,
  net of tax                                                  --                   --               2,286
Deduct: Total stock-based employee compensation
  expense determined under fair market
  value based method, net of tax                            (883)                 (95)             (3,711)
                                                  --------------       --------------      --------------
Proforma net income (loss)                        $       13,382       $        3,056      $      (14,297)
                                                  ==============       ==============      ==============
Net income (loss) per
  common share-basic:
  As reported                                     $         4.84       $         1.11      $        (5.24)
  Stock based compensation                                 (0.30)               (0.03)              (0.59)
                                                  --------------       --------------      --------------
  Proforma                                        $         4.54       $         1.08      $        (5.83)
                                                  ==============       ==============      ==============
Net income (loss) per
  common share-diluted:
  As reported                                     $         4.23       $         1.06      $        (5.24)
  Stock based compensation                                 (0.26)               (0.03)              (0.59)
                                                  --------------       --------------      --------------
  Proforma                                        $         3.97       $         1.03      $        (5.83)
                                                  ==============       ==============      ==============

      The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                        FISCAL YEAR
                                2005        2004        2003
                              --------    --------    --------
Expected life (years)                7           7           7
Expected volatility                164%        168%        165%
Risk-free interest rates          3.88%       4.08%       3.68%
Dividend yield                       0%          0%          0%

      For the purposes of the proforma presentation of employee stock-based compensation expense, the Company currently amortizes the expense over the related vesting period. The weighted average estimated fair values of options granted during fiscal year 2005, 2004, and 2003 were $12.42, $11.12 and $4.79, respectively.

INVESTMENTS

      Equity securities classified as available for sale are adjusted to fair market value as of the balance sheet date based on quoted market prices. The related unrealized gain (loss) on investments is reflected in other comprehensive income (loss) and accumulated other comprehensive income (loss) on the consolidated statements of changes in shareholders' equity and consolidated balance sheets, respectively. Realized losses on investments resulting from the sale or other-than-temporary declines in fair market values of securities classified as available for sale are included in the results of operations. The Company had no equity security investments as of January 28, 2006 and January 29, 2005.

PRE-OPENING EXPENSES

      Pre-opening expenses related to opening new stores are expensed as incurred.

SHIPPING AND HANDLING FEES AND COSTS

      Income generated from shipping and handling fees is classified as revenues. The Company classifies the costs related to shipping and handling as cost of goods sold. The income and cost associated with shipping and handling when combined is immaterial.

ADVERTISING COSTS

      Advertising expense for the fiscal years 2005, 2004 and 2003 was approximately $1,650,000, $1,441,000 and $1,876,000, respectively, and is charged to expense when incurred. There was no cooperative advertising amounts received from vendors for fiscal years 2005 and 2004. In fiscal year 2003 the Company received $200,000 in cooperative advertising amounts which was recorded as an offset to advertising expense.

RECLASSIFICATION

      Certain fiscal year 2004 and 2003 amounts have been reclassified to conform with the fiscal 2005 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment," which revises SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires an entity to recognize the cost of employee services received in share-based payment transactions and measure the cost on a grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The provisions of SFAS No. 123R will be effective for the Company's financial statements issued for periods beginning after December 15, 2005. The Company does not anticipate being significantly affected by this pronouncement as management has no formal plans to issue a significant amount of additional options nor are there any unvested options.

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS No. 154"), which replaces APB Opinion No. 120, "Accounting Changes," and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS No. 154 changes the requirements for accounting and reporting a change in accounting principle, and applies to all voluntary changes in accounting principles, as well as changes required by an accounting pronouncement in the unusual instance it does not include specific transition provisions. Specifically, SFAS No. 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the effects of the change, the new accounting principle must be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and a corresponding adjustment must be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of the change, the new principle must be applied as if it were adopted prospectively from the earliest date practicable. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. SFAS No. 154 does not change the transition provisions of any existing pronouncements. The Company has evaluated the impact of SFAS No. 154 and does not expect the adoption of this statement to have a significant impact on its consolidated balance sheets or statements of operations. The Company will apply SFAS No. 154 in future periods, when applicable.

NOTE 3 - NON-CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities:

                                                                        FISCAL YEAR
                                                          ------------------------------------------
              NON-CASH TRANSACTIONS                          2005            2004            2003
----------------------------------------------------      ----------      ----------      ----------
Equipment and building acquired under capital leases      $  259,430      $  463,525      $  414,630
Unrealized gain (loss) on investments                             --              --         140,404
Subordinated debt issued to affiliate                             --              --       5,000,000
Subordinated debt exchanged for
  subordinated convertible note payable, affiliate                --       5,000,000              --
Compensation cost for President
  and Chief Executive Officer contributed
  to capital                                                 406,000              --              --

NOTE 4 - PROPERTY AND EQUIPMENT

       Property and equipment consisted of:

                                                       FISCAL YEAR ENDED
                                               -----------------------------------          Estimated Useful Lives
                                               January 28, 2006   January 29, 2005                (In Years)
                                                 ------------       ------------                 ------------
Furniture, fixtures and equipment                $ 27,595,254       $ 24,945,705                      5-7
Leasehold improvements                             30,307,293         27,055,275       shorter of 10 years or lease term
Equipment under capital leases                        330,293            521,161       shorter of 5 years or lease term
Building under capital lease                        8,188,945          8,188,945                      15
                                                 ------------       ------------
                                                   66,421,785         60,711,086
Less:
  Accumulated depreciation and amortization       (41,112,886)       (37,640,363)
                                                 ------------       ------------
                                                 $ 25,308,899       $ 23,070,723
                                                 ============       ============

       See Note 11 for further discussion of capital leases.

      Approximately $4,164,000 of point of sale registers were reclassified from equipment under capital leases to furniture, fixtures and equipment in fiscal year 2004 as the leases matured and the Company exercised its option to purchase the registers. In addition, the Company disposed of equipment under capital leases with an original cost of approximately $2,090,000 in fiscal year 2004, on equipment that was fully depreciated. There was no effect in the Company's consolidated statement of operations.

      Depreciation and amortization expense for fiscal years 2005, 2004, and 2003 was $5,155,645, $5,874,591, and $6,102,823, respectively. Accumulated depreciation for building and equipment under capital leases was $1,475,817 and $1,238,231 as of January 28, 2006 and January 29, 2005, respectively.

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

      As of April 26, 2004, Mr. Lekach exercised stock options to acquire 318,750 common shares resulting in proceeds to the Company of approximately $851,000 and the Nussdorfs acquired 595,954 shares from Mr. Lekach pursuant to the Nussdorf Option Agreement. Mr. Lekach had stock options for another 125,000 shares, which were required to be issued to Mr. Lekach by the Company pursuant to the terms of his employment agreement as a consequence of the change of control. These 125,000 options were only to be issued by the Company to Mr. Lekach upon approval of an amendment to the Company's 2000 Stock Option Plan. Such an amendment was approved at a special meeting of the Company's shareholders on April 29, 2004. Proceeds to the Company were $500,000 when Mr. Lekach exercised the 125,000 options. The Nussdorfs exercised their option to acquire the remaining 125,000 shares subject to the Nussdorf Option Agreement and the Nussdorfs own an aggregate 1,113,144 shares or approximately 38% of the total number of shares of the Company's common stock as of January 28, 2006, excluding shares issuable upon conversion of the Convertible Note discussed below in Note 6. Lekach owns 300,000 shares or approximately 10% of the total number of shares of the Company's common stock as of January 28, 2006.

      As a  consequence  of the  change in control  provisions  set forth in the
employment   agreements  of  Mr.  Lekach,   various  executive  officers  and  a
consultant, the Company issued a total of 244,252 options for the Company's common stock in January 2004, which included the 125,000 options required to be issued to Mr. Lekach. Since the exercise prices of the options were less than the market price of the Company's common stock on the grant date, the Company incurred a non-cash stock based compensation expense of approximately
$2,286,000. In addition, pursuant to the change of control provisions in the same employment and consulting agreements, the Company accrued approximately $2,645,000 in January 2004, representing amounts subsequently paid to these same individuals as a result of the change of control. These charges totaling approximately $4,931,000 are included in "Expenses incurred in connection with change of control" on the accompanying consolidated statement of operations for the year ended January 31, 2004.

      The Nussdorfs are officers and principals of Quality King Distributors, Inc. ("Quality King"). Quality King distributes pharmaceuticals, health and beauty care products and fragrances. The Company's President and Chief Executive Officer, Michael Katz is an executive of Quality King and the Company's principal shareholders, Stephen Nussdorf, the Chairman of the Company's Board of Directors and Glenn Nussdorf, his brother, are shareholders and executives of Quality King. During fiscal year 2005, the Company purchased approximately $30,547,000 of merchandise from Quality King and its affiliates, representing approximately 23% of the Company's total purchases, and sold approximately $17,853,000 of different merchandise to Quality King, which represented 100% of the Company's wholesale sales. There were approximately $39,317,000 and
$5,960,000 of purchases from Quality King and approximately $23,570,000 and $11,366,000 of merchandise sold to Quality King during fiscal years 2004 and 2003 respectively. The wholesale sales made to Quality King result from the Company's supplier relationships and its ability to obtain certain merchandise at better prices and quantities than Quality King. The amounts due to Quality King at January 28, 2006 and January 29, 2005, were approximately $17,240,000 and $13,234,000 respectively. Accounts payable due to Quality King are non-interest bearing and are included in the accounts payable affiliate in the Company's consolidated balance sheets.

      Parlux Fragrances, Inc. ("Parlux"), whose Chairman of the Board of Directors and Chief Executive Officer is Ilia Lekach, owns approximately 13% of the Company's outstanding common stock. Purchases of products from Parlux amounted to approximately $23,004,000, $38,360,000, and $27,701,000 in fiscal years 2005, 2004 and 2003, representing approximately 18%, 20% and 23%, respectively, of the Company's total purchases. The amount due to Parlux on January 28, 2006 and January 29, 2005, was approximately $9,666,000 and $9,994,000, respectively. Accounts payable due to Parlux are non-interest bearing. The amounts due to Parlux are included in the accounts payable affiliates in the accompanying consolidated balance sheets.

NOTE 6 - BANK LINE OF CREDIT AND NOTES PAYABLE

      The bank line of credit and notes payable consist of the following:

                                                               January 28, 2006 January 29, 2005
                                                                 ------------     ------------
Bank line of credit, interest payable
  monthly,  secured by a pledge of substantially all
  of Perfumania's assets                                         $ 20,147,978     $ 31,528,212
                                                                 ============     ============

Subordinated convertible note payable affiliate - long term      $  5,000,000     $  5,000,000
                                                                 ============     ============

      In May 2004, Perfumania entered into a three-year senior secured credit facility with GMAC Commercial Finance LLC and Wachovia Capital Finance. The line of credit provides for borrowings of up to $60 million depending on the Company's levels of eligible inventories. As of January 28, 2006, $20.1 million was outstanding under the line of credit and $19.3 million was available to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bears interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. The effective interest rate on the line of credit was between 6.88% and 7.25% as of January 28, 2006. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of January 28, 2006, Perfumania was in compliance with its covenant requirements. Company's management is currently negotiating an extension to this credit facility.

      In March 2004, the Nussdorfs provided a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan required quarterly interest payments at the prime rate plus 1%. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. On December 9, 2004, the Company issued a Subordinated Convertible Note (the "Convertible Note") in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note was payable in January 2007 and allows the Nussdorfs to convert the Convertible Note into shares of the Company's common stock at a conversion price of $11.25, which equals the closing market price of the Company's common stock on the date of the exchange. The Nussdorfs have agreed to extend the due date of the Convertible Note to January 2009.

NOTE 7 - IMPAIRMENT OF ASSETS

      Based on a review of the Company's retail store locations with negative cash flows, the Company recognized non-cash impairment charges relating to its retail operations of approximately $0.2 million, $0.3 million and $0.6 million during fiscal years 2005, 2004 and 2003, respectively. These charges were determined based on the difference between the carrying amounts of the assets, representing primarily fixtures and leasehold improvements, at particular store locations and the fair values of the assets on a store-by-store basis. The estimated fair values are based on anticipated future cash flows discounted at a rate commensurate with the risk involved. These impairment losses are included in provision for impairment of assets and store closings in the accompanying consolidated statements of operations.


NOTE 8 - INCOME TAXES (AS RESTATED)

      Subsequent to the issuance of the Company's consolidated financial statements for fiscal year 2004, the Company determined that it had incorrectly excluded the after tax effects of temporary differences in the amount of approximately $3.0 million related to capital lease obligations of property and equipment and $2.4 million of Puerto Rican net operating loss carryforwards in the computation of its deferred income tax accounts. The error understated the related components of deferred tax assets, with an offsetting understated valuation allowance, as of January 29, 2005 of approximately $5.4 million. Since the Company had recorded a full valuation allowance related to its deferred tax assets as of January 29, 2005 and prior to fiscal year 2003, the error had no impact on the net deferred tax assets reflected in the balance sheet as of January 29, 2005 or on the provision for income taxes in the accompanying consolidated statements of operations for the years ended January 29, 2005 and January 31, 2004. However, the below disclosures give effect to the correction of the error from disclosures previously reported.

      The income tax benefit (provision) is comprised of the following amounts:

                                        FISCAL YEAR ENDED
                         ----------------------------------------------------
                         January 28, 2006  January 29, 2005  January 31, 2004
                           ------------      ------------      ------------
Current:
  Federal                  $   (200,000)     $    (75,000)     $         --
  State                        (200,000)          (75,000)               --
                           ------------      ------------      ------------
                               (400,000)         (150,000)               --
                           ------------      ------------      ------------

Deferred:
  Federal                     7,199,000                --                --
  State                         838,000                --                --
                           ------------      ------------      ------------
                              8,037,000                --                --
                           ------------      ------------      ------------

Income tax
  benefit (provision)      $  7,637,000      $   (150,000)     $         --
                           ------------      ------------      ------------


      The income tax benefit (provision) differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

                                                                 FISCAL YEAR ENDED
                                                ---------------------------------------------------
                                                January 28, 2006  January 29, 2005  January 31, 2004
                                                  ------------      ------------      ------------
Benefit (expense) at federal statutory rates      $ (2,253,609)     $ (1,122,436)     $  4,376,378
Non-deductible expenses                                (18,000)          (33,152)         (906,512)
Change in valuation allowance                        9,675,699           210,556        (2,607,176)
Other                                                  232,910           795,032          (862,690)
                                                  ------------      ------------      ------------
Income tax benefit (provision)                    $  7,637,000      $   (150,000)     $         --
                                                  ------------      ------------      ------------

      Net  deferred  tax  assets   reflect  the  tax  effect  of  the  following
differences between financial statement carrying amounts and tax basis of assets and liabilities as follows:

                                                            FISCAL YEAR ENDED
                                                   ----------------------------------
                                                   January 28, 2006   January 29, 2005
                                                     ------------       ------------
Assets:
  Net operating loss & tax credit carryforwards      $  3,755,471       $  6,482,224
  Puerto Rican net operating loss carryforwards         2,730,392          2,352,642
  Capital loss carryforward                             1,571,773          1,571,773
  Inventories                                           1,008,025          1,257,747
  Property and equipment                                4,688,345          3,723,148
  Goodwill                                                246,816            296,382
  Self insured reserves and other                         580,343            535,948
                                                     ------------       ------------
Total deferred tax assets                              14,581,165         16,219,864
Valuation allowance                                    (4,302,165)       (16,219,864)
                                                     ------------       ------------
Net deferred tax assets                              $ 10,279,000       $         --
                                                     ============       ============

      The Company previously recorded a full valuation allowance related to its deferred tax assets as realization of these assets was not more likely than not. Management has now determined that it is more likely than not that certain of the Company's deferred tax assets will be realized. As a result, the reversal of the valuation allowance of approximately $9.7 million has been reflected as a benefit in the tax provision for fiscal year 2005. In addition, the reversal of approximately $2.2 million of valuation allowance related to the exercise of stock options has been recorded in the consolidated statements of changes in shareholders' equity. The remaining valuation allowance of approximately $4.3 million relates to capital loss carryforwards and Puerto Rican net operating loss carryforwards where management has determined that the benefit of those deferred tax assets are not more likely than not to be realized. Puerto Rican net operating loss carryforwards begin expiring in fiscal year 2007.

      In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependant upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax assets and projected future taxable income. Based on these considerations, and the carry-forward availability of the deferred tax assets, management believes it is more likely than not that the Company will realize the benefit of the deferred tax asset, net of the January 28, 2006 valuation allowance. The Company's net operating loss carryforwards begin to expire in 2019.

NOTE 9 - SHAREHOLDERS' EQUITY

PREFERRED STOCK

      The Company's Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders' approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 28, 2006, no preferred stock had been issued.

TREASURY STOCK

      From time to time the Company's Board of Directors has approved the repurchase of the Company's common stock. As of January 28, 2006, the Company had repurchased approximately 898,000 shares of common stock for approximately $8.6 million. There were no repurchases during fiscal years 2005 or 2004.

STOCK OPTION PLANS

      The Company currently has two plans which provide for equity-based awards to its employees and directors. Pursuant to the 2000 Stock Option Plan (the "Stock Option Plan") and 2000 Directors Stock Option Plan (the "Directors Plan") (collectively, the "Plans"), 375,000 shares and 30,000 shares of common stock, respectively, were initially reserved for issuance upon exercise of options under the Stock Option Plan and the Directors Plan. Additionally, the number of shares available under the Stock Option Plan automatically increases each year by an amount equal to 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. The Company's Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both "incentive stock options" (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 500 shares of common stock upon election as a director of the Company and an automatic grant of 1,000 shares of common stock upon such person's re-election as a director of the Company, in both instances at an exercise price equal to the fair value of the common stock on the date of grant.

      As a result of the change in control described in Note 5, 244,252 options were issued in fiscal year 2003 which were immediately exercisable. The Company incurred a charge of approximately $2,286,000 in non-cash compensation expense as a result of the issuance of these options which represented the difference between the market price and exercise price, on the issuance date of these options.

      Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant.

      A summary of the Company's option activity, and related information for each of the three fiscal years ended January 28, 2006 is as follows:

                                                 2005                       2004                         2003
                                      ------------------------     ------------------------     ------------------------
                                                      Weighted                    Weighted                      Weighted
                                                       Average                     Average                      Average
                                                      Exercise                     Exercise                     Exercise
                                        Shares          Price        Shares          Price        Shares         Price
                                      ----------     ----------    ----------     ----------    ----------     ---------
Outstanding at beginning of year         212,032     $     9.46       809,238     $     4.99       666,501     $    5.32
Granted                                  110,666          12.42         5,334          11.12       254,252          4.79
Exercised                                (22,531)          3.71      (548,926)          3.08       (69,997)         3.38
Cancelled                                (60,379)         13.82       (53,614)          7.65       (41,518)        11.93
                                      ----------                   ----------                   ----------
Outstanding at end of year               239,788     $    10.27       212,032     $     9.46       809,238     $    4.99
                                      ==========                   ==========                    =========

Options exercisable at end of year       239,788     $    10.27       212,032     $     9.46       696,436     $    5.10

      The following table summarizes information about stock options outstanding at January 28, 2006:

                                        OPTIONS OUTSTANDING          OPTIONS EXERCISABLE
                                                      Weighted                     Weighted
                                       Weighted       Average                       Average
                                       Average        Remaining                    Remaining
   RANGE OF             NUMBER         Exercise      Contractual     NUMBER        Exercise
EXERCISE PRICES        OUTSTANDING      Price       Life in Years  EXERCISABLE      Price
---------------        -----------    ----------    -------------  -----------     ---------
  $2.00 - $7.76             72,344     $    4.87           5.99         72,344     $   4.87
 $8.24 - $12.52             42,188         10.93           4.77         42,188        10.93
    $12.99                 100,000         12.99           9.42        100,000        12.99
 $13.00 - $21.52            25,256         13.89           6.83         25,256        13.89
                        ----------                                 -----------
                           239,788     $   10.27           7.29        239,788     $  10.27
                        ==========                                 ===========

NOTE 10- EMPLOYEE BENEFIT PLANS

      The Company has a 401(k) Savings and Investment Plan ("the Plan"). Pursuant to such Plan, participants may make contributions to the Plan up to a maximum of 20% of total compensation or $13,000, whichever is less, and the Company, at its discretion, may match such contributions to the extent of 25% of the first 6% of a participant's contribution. The Company's matching contributions vest over a 4-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company did not match contributions during fiscal year 2005 and 2004 and matching contributions during fiscal year 2003 were not significant.



NOTE 11 - COMMITMENTS AND CONTINGENCIES

      The Company is self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $80,000 and for annual Company medical claims which exceed approximately $2.1 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded reserves are adequate to cover the future payment of claims incurred as of January 28, 2006. However, it is possible that recorded reserves may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance reserve at January 28, 2006 and January 29, 2005 was approximately $229,000 and $426,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

      The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses, which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional rent based on a percentage of gross sales in excess of a specified amount.

      Rent expense is as follows:

                                      FISCAL YEAR
                      ----------------------------------------------
                          2005             2004             2003
                      ------------     ------------     ------------
Minimum rentals       $ 14,635,031     $ 14,067,187     $ 14,297,451
Contingent rentals       1,449,216        1,349,318        1,261,577
                      ------------     ------------     ------------
Total                 $ 16,084,247     $ 15,416,505     $ 15,559,028
                      ------------     ------------     ------------


      Future minimum lease commitments under non-cancelable operating leases at January 28, 2006 are as follows:

             FISCAL YEAR
-----------------------------------
2006                                           $ 14,228,433
2007                                             11,972,759
2008                                              8,982,443
2009                                              7,442,825
2010                                              5,815,649
Thereafter                                       12,330,830
                                               ------------
Total future minimum lease payments            $ 60,772,939
                                               ============

      The Company's capitalized leases consist of a corporate office and distribution facility in Sunrise, Florida, as well as computer hardware and software. The lease for the corporate office and distribution facility is for approximately 14 years with monthly rent ranging from approximately $81,000 to $104,000. The lease terms for the computer hardware and software vary from one to three years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 28, 2006:

             FISCAL YEAR
-----------------------------------
2006                                           $  1,249,082
2007                                              1,237,775
2008                                              1,217,482
2009                                              1,231,779
2010                                              1,239,766
Thereafter                                        9,175,867
                                               ------------
Total future minimum lease payments              15,351,751
Less: Amount representing interest               (7,131,113)
                                               ------------
Present value of minimum lease payments           8,220,638
Less: Current portion                              (322,284)
                                               ------------
                                               $  7,898,354
                                               ============

      The  depreciation  expense  relating  to  capital  leases is  included  in
depreciation   and  amortization   expense  in  the  accompanying   consolidated
statements of operations.

      The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position.

NOTE 12 - SEGMENT INFORMATION

      Segment information is prepared on the same basis that the Company's management reviews financial information. The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company does not allocate operating and other expenses to its segments. Financial information for these segments is summarized in the following table.

                                       FISCAL YEAR
                   --------------------------------------------------
                        2005              2004              2003
                   --------------    --------------    --------------
Net sales:
  Retail           $  215,841,101    $  201,424,708    $  198,478,506
  Wholesale            17,852,980        23,578,493        14,089,063
                   --------------    --------------    --------------
                   $  233,694,081    $  225,003,201    $  212,567,569
                   ==============    ==============    ==============
Gross profit:
  Retail           $   95,353,919    $   90,048,875    $   81,923,375
  Wholesale             1,147,240         1,287,721         1,453,645
                   --------------    --------------    --------------
                   $   96,501,159    $   91,336,596    $   83,377,020
                   ==============    ==============    ==============

NOTE 13- QUARTERLY FINANCIAL DATA (UNAUDITED)

      Unaudited summarized financial results for fiscal years 2005 and 2004 follows (in thousands, except for per share data):

2005 QUARTER                              FIRST          SECOND         THIRD          FOURTH
                                         --------       --------       --------       --------
Net sales                                $ 43,278       $ 54,199       $ 43,657       $ 87,560
Gross profit                               17,863         21,521         20,529         36,587
Net income (loss)                          (2,066)          (222)        (1,114)        17,667
Net income (loss) per basic share           (0.70)         (0.08)         (0.38)          5.98
Net income (loss) per diluted share         (0.70)         (0.08)         (0.38)          5.11


2004 QUARTER                              FIRST          SECOND         THIRD          FOURTH
                                         --------       --------       --------       --------
Net sales                                $ 43,571       $ 48,471       $ 50,803       $ 82,158
Gross profit                               17,505         20,868         19,740         33,224
Net income (loss)                          (2,638)          (529)        (1,103)         7,421
Net income (loss) per basic share           (1.00)         (0.18)         (0.38)          2.54
Net income (loss) per diluted share         (1.00)         (0.18)         (0.38)          2.30

      The Company realizes higher sales, gross profit and net income in the fourth fiscal quarter than the other three fiscal quarters due to increased purchases of fragrances as gift items during the holiday season.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of January 28, 2006, that our disclosure controls and procedures are effective. During the preparation of the financial statements for fiscal year 2005, and as a result of updates in projected taxable income we changed our assessment of the need for the valuation allowances on deferred tax assets and enhanced the operating effectiveness of our reconciliation procedures surrounding financial reporting related to accounting for deferred income taxes. There have been no additional changes in our internal control over financial reporting during the quarter ended January 28, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


ITEM 9B. OTHER INFORMATION

      None.

                                    PART III.


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      Except as disclosed below, the information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of
Shareholders - Notice and Proxy Statement - 2005 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction 6 to the Annual Report on Form 10-K.

      The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company's officers, directors and employees.

ITEM 11. EXECUTIVE COMPENSATION

      The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement
- 2005 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information is required by Item 403 of Regulation S-K relating to the ownership of our common stock by certain beneficial owners and management and is incorporated by reference from E Com Ventures, Inc. Annual Meeting of
Shareholders - Notice and Proxy Statement - 2005 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2005 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in  accordance  with General  Instruction  G to the Annual  Report on Form
10-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2005 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in  accordance  with General  Instruction  G to the Annual  Report on Form
10-K.

                                    PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as part of this report:

            (1)   Financial  Statements

                        An index to financial statements for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 appears on page 23.

            (2)   Financial Statement Schedules

                  None

            (3)   Exhibits

                                                                   PAGE NUMBER
                                                                 OR INCORPORATED
                                                                  BY REFERENCE
EXHIBIT                DESCRIPTION                                     FROM
-------                -----------                                     ----


 3.1       Amended and Restated Articles of Incorporation               (1)

 3.2       Bylaws                                                       (2)

10.5       1991 Stock Option Plan, as amended*                          (3)

10.6       1992 Directors Stock Option Plan, as amended*                (3)

10.7        Series A Securities Purchase Agreement                      (4)

10.8       Series B Securities Purchase Agreement                       (5)

10.9       Series C Securities Purchase Agreement                       (6)

10.10      Series D Securities Purchase Agreement                       (6)

10.11      2000 Stock Option Plan*                                      (7)

10.12      2000 Directors Stock Option Plan*                            (7)

10.13      Amended and Restated Revolving Credit and Security
           Agreement with GMACCommercial Credit LLC, and
           Congress Financial Corporation (Florida), date
           May 12, 2004                                                (11)

10.14      Nussdorf Subordinated Secured Demand Note                   (11)

10.15      Lease agreement with Victory Investment Group, LLC,
           dated October 21, 2002                                       (8)

10.16      Waiver and  Amendment to the  Revolving Credit and
           Security Agreement with GMAC Commercial Credit LLC,
           dated April 29,2004                                         (11)

10.17      Amendment to the 2000 Stock Option Plan*                     (9)

10.18      Nussdorf Subordinated Secured Convertible Note              (10)

21.1       Subsidiaries of the Registrant                              (12)

23.1       Consent of Deloitte & Touche LLP                            (12)

31.1       Certification of the Chief Executive Officer
           pursuant to Section 302 ofthe Sarbanes-Oxley
           Act of 2002                                                 (12)

31.2       Certification of the Chief Financial Officer
           pursuant to Section 302 ofthe Sarbanes-Oxley
           Act of 2002                                                 (12)

32.1       Certification of the Chief Executive Officer
           pursuant to Section 906 of the Sarbanes-Oxley
           Act of 2002                                                 (12)

32.2       Certification of the Chief Financial Officer
           pursuant to Section 906 of  the Sarbanes-Oxley
           Act of 2002                                                 (12)

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

(9) Incorporated by reference to Appendix A to the Company's Proxy Statement (filed April 16, 2004).

(10) Incorporated by reference to the exhibit of the same description filed with the Company's Form 8-K (filed in December 14, 2004).

(11) Incorporated by reference to the exhibit of the same description filed with the Company's 2004 Form 10-K (filed April 29, 2005).

(12)  Filed Herewith.

SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, April 28, 2006.


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


SIGNATURE                   TITLE                                 DATE
---------                   -----                                 ----

/s/ MICHAEL W.  KATZ        President and Chief Executive         April 28, 2006
------------------------    Officer
Michael W. Katz             (Principal Executive Officer)

/s/ STEPHEN NUSSDORF        Chairman of the Board of Directors    April 28, 2006
------------------------
Stephen Nussdorf


/s/ A. MARK YOUNG           Chief Financial Officer,              April 28, 2006
------------------------    (Principal Accounting Officer)
A. Mark Young


/s/ DONOVAN CHIN            Chief Financial Officer               April 28, 2006
------------------------    Perfumania, Inc.,
Donovan Chin


/s/ CAROLE ANN TAYLOR       Director                              April 28, 2006
------------------------
Carole Ann Taylor


/s/ JOSEPH BOUHADANA        Director                              April 28, 2006
------------------------
Joseph Bouhadana


/s/ PAUL GARFINKLE          Director                              April 28, 2006
------------------------
Paul Garfinkle