Form 10-K/A
period 2006-01-28
E COM VENTURES INC
filed 2006-05-25
CIK 880460

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

                           Common stock $.01 par value

      Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes |_| No |X|

      Indicate by check mark if the Registrant is not required to file reports pursuant to Section 12 or Section 15(d) of the Exchange Act. Yes |_| No |X|

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

      The number of shares outstanding of the Registrant's common stock as of May 24, 2006: 2,990,291 shares

                       Documents Incorporated By Reference

                                      None

EXPLANATORY NOTE

This amendment number 1 to our Form 10-K is being filed to include information required by Part III of the Form 10-K.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Directors

      The following are our executive officers and directors:

         Name                        Age          Position
      --------------------------    -----   -------------------------------------------------------------
      Stephen Nussdorf               54     Chairman of the Board of Directors
      Michael W. Katz                58     President, Chief Executive Officer and Director
      A. Mark Young                  45     Chief Financial Officer
      Donovan Chin                   39     Chief Financial Officer of Perfumania, Inc. and  Secretary
      Leon Geller                    50     Vice President of Purchasing, Perfumania, Inc.
      Alan Grobman                   35     Vice President of Logistics and Distribution, Perfumania, Inc.
      Joel Lancaster                 46     Vice President of Stores, Perfumania, Inc.
      Carole Ann Taylor(1)(2)(3)     59     Director
      Joseph Bouhadana(1)(2)(3)      36     Director
      Paul Garfinkle(1)              64     Director


(1) Member of Audit Committee. Mr. Garfinkle serves as Chairman of the Audit Committee.
(2)   Member of Compensation Committee.
(3)   Member of Stock Option Committee.

      Stephen Nussdorf -- was appointed our Chairman of the Board in February 2004. Mr. Nussdorf is one of the principal shareholders in, and an executive officer of Quality King Distributors, Inc. ("Quality King"). Quality King and its affiliates are privately held wholesale distributors of pharmaceuticals, health and beauty care products and fragrances. Mr. Nussdorf joined Quality King in 1972 and has served Quality King in various capacities in all divisions of its business.

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

      Joseph Bouhadana -- was appointed a Director in September 2002. Mr. Bouhadana has served as Corporate Director of Technology for INTCOMEX, the largest distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005. He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Hotelworks.com or Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana is a member of our Audit, Compensation and Stock Option Committees.

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

      Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended January 28, 2006, filing deficiencies under Section 16(a) occurred due to one late report each filed by Michael W. Katz and Paul Garfinkle with respect to a stock option grant under our 2000 Stock Option Plan and 2000 Directors Plan, respectively. In addition, Leon Geller was not timely in meeting the filing requirement with respect to a transaction regarding options exercised under our 2000 Stock Option Plan and filed one late report.

ITEM 11. EXECUTIVE COMPENSATION

      The following tables set forth certain information concerning compensation for the fiscal years ended January 28, 2006 (Fiscal 2005), January 29, 2005 (Fiscal 2004) and January 31, 2004 (Fiscal 2003) of the Chief Executive Officer and the four most highly compensated executive officers who were serving as executive officers of the Company at the end of the last fiscal year and whose total annual salary and bonus exceeded $100,000 for Fiscal 2005 (collectively, the "Named Executive Officers").

                                                            SUMMARY COMPENSATION TABLE

                                       Annual Compensation                                Long-term Compensation
                             -------------------------------------------------  ----------------------------------------------------
                                                                                  Awards                  Payouts
                             -------------------------------------------------  ----------------------------------------------------
                                                                                Restricted
                             Fiscal                           Other Annual         Stock                  LTIP        All Other
Name and Principal Position  Year      Salary($)  Bonus($)  Compensation($)(1)   Awards($)  Options(#)  Payouts($)  Compensation($)
------------------------------------------------------------------------------------------------------------------------------------
Michael W. Katz              2005     200,000(3)         -                  -            -  100,000(4)          -                -

  President and              2004            (3)         -                  -            -          -           -                -

  Chief Executive Officer    2003              -         -                  -            -          -           -                -


A. Mark Young                2005        236,561         -                  -            -          -           -                -

  Chief Financial Officer    2004        227,189         -                  -            -          -           -                -

                             2003        217,640         -            472,072            -  25,000(2)           -                -


Donovan Chin                 2005        224,322         -                  -            -          -           -                -

  Chief Financial Officer,   2004        211,615         -                  -            -          -           -                -
  Perfumania, Inc. and
  Secretary                  2003        205,842         -                  -            -          -           -                -


Leon Geller                  2005        197,581         -                  -            -          -           -                -

  Vice President
  of Purchasing              2004        190,173         -                  -            -          -           -                -

  Perfumania, Inc.           2003        181,209         -            183,899            -  12,500(2)           -                -


Joel Lancaster               2005        161,215         -                  -            -          -           -                -

  Vice President of Sales    2004        138,298         -                  -            -          -           -                -

  Perfumania, Inc.           2003        149,371         -            145,167            -  16,252(2)           -                -


(1) Amounts included represent payments made to the persons indicated pursuant to the terms of their employment agreements as a result of the change of control, described under Certain Relationships and Related Party Transactions. These payments were made as a consequence of the determination on February 3, 2004 by the disinterested and independent members of the Board of Directors that a change of control had occurred under the terms of such employment agreements, and the subsequent authorization on such date of such payments by Ilia Lekach, the Company's then Chairman and the Chief Executive Officer. The column for "Other Annual Compensation" does not include any amounts for executive perquisites and any other personal benefits, such as the cost of automobiles, life insurance and disability insurance because the aggregate dollar amount per executive does not exceed the lesser of $50,000 or 10% of their annual salary and bonus.

(2) Options issued in Fiscal 2003 represent issuances as a consequence of the change of control pursuant to the Company's contractual obligations under then existing employment agreements.

(3) Michael W. Katz was not paid by the Company during Fiscal 2004. An aggregate amount of $406,000 was accrued during Fiscal 2004 and 2005 and subsequently contributed to the Company's additional Paid-in-Capital in Fiscal 2005. The Company began paying Michael W. Katz salary in the second quarter of Fiscal 2005.

(4) Michael W. Katz was granted 100,000 fully vested options during Fiscal 2005 at an exercise price of $12.99, the closing market price of the Company's common stock on the grant date.

                              OPTIONS GRANTS TABLE

         The following table sets forth certain information concerning grants of stock options made during Fiscal 2005 to the Named Executive Officers.


                                                                                 Potential Realizable Value
                                                                                   at Assumed Annual Rate
                                   % of Total                                   of Stock Price Appreciation
                    Number      Options Granted                                     For Option Term
                  of Options    to Employees in    Exercise Price  Expiration   ---------------------------
Name                Granted   Fiscal Year 2005(1)     Per Share       Date        5% (2)           10% (2)
---------------   ----------  -------------------  --------------  ----------   -------------  ------------
Michael W. Katz     100,000                  90%         $ 12.99    6/29/2016   $ 816,934       $ 2,070,271


(1)   Total stock option grants during Fiscal 2005 were 110,666.

(2) In accordance with the rules of the Securities and Exchange Commission, the potential realizable values for such options shown in the table presented above are based on assumed rates of stock price appreciation of 5% and 10% compounded annually from the date the options were granted to their expirations date. These assumed rates of appreciation do not represent our estimate or projection of the appreciation of shares of our common stock.


             STOCK OPTION EXERCISES AND YEAR-END OPTION VALUE TABLE

      The following table sets forth certain information concerning option exercises in Fiscal 2005 and the number of unexercised stock options held by the Named Executive Officers as of January 28, 2006.

                                                                      Value of Unexercised
                                                                          In-The-Money
                                              Number of Unexercised     Options at Fiscal
                 Number of Shares            Options at Fiscal Year-     Year-End ($)(1)
                    Acquired on      Value    End (#) Exercisable /       Exercisable /
Name                 Exercise      Realized       Unexercisable           Unexercisable
----                 --------      --------       -------------           -------------
Michael W. Katz             -             -           100,000/0           $   377,000/0
A. Mark Young               -             -            50,000/0           $   556,000/0
Donovan Chin                -             -            27,250/0           $   139,210/0
Joel Lancaster              -             -            24,004/0           $   156,933/0
Leon Geller             1,890       $22,642             8,110/0           $   107,376/0

(1) Based on the spread between the exercise price of the options and the closing price of $16.76 per share on January 28, 2006.

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

Compensation Committee Interlocks and Insider Participation

      The following directors served as members of the compensation committee during the 2005 fiscal year: Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle. None of the members of the compensation committee was, at any time either during or before such fiscal year, an officer or employee of ours or any of our subsidiaries, or has any relationship requiring disclosure under Item 13, Certain Relationships and Related Party Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows the amount of common stock beneficially owned as of May 18, 2006 by: (a) each of our directors, (b) each of our executive officers named in the Executive Compensation Table (set forth above), (c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o E Com Ventures, Inc., 251 International Parkway, Sunrise, Florida, 33325.

                                  Common Stock Beneficially Owned

--------------------------------------------------------------------------------
Name and Address                 Total Number of Shares    Percent of Shares
of Beneficial Owner              Beneficially Owned            Outstanding

--------------------------------------------------------------------------------
 Glenn and Stephen Nussdorf           1,557,589 (1)(2)(8)         45.3%
 Ilia Lekach                            300,000 (1)(3)(4)         10.0%
 Michael W. Katz                         100,000(1)(5)             3.2%
 A. Mark Young                           51,925 (1)(5)             1.7%
 Donovan Chin                            27,250 (1)(5)              *
 Leon Geller                              8,110 (1)(5)              *
 Alan Grobman                             5,000 (1)(5)              *
 Joseph Bouhadana                         3,000 (1)(5)              *
 Paul Garfinkle                           2,500 (1)(5)              *
 Carole A. Taylor                         1,000 (1)(5)              *
 Parlux Fragrances, Inc                 378,102 (6)               12.6%
 All directors and executive
   officers as a group
   (10 persons)                       1,756,374 (7)               48.4%
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

(2) The principal business address of Messrs. Glenn and Stephen Nussdorf is 2060 Ninth Avenue, Ronkonkoma, New York 11779.

(3) The address of Ilia Lekach is 3725 SW 30th Avenue, Ft. Lauderdale, Florida 33154.

(4) Ilia Lekach jointly owns with his spouse the shares set forth opposite his name.

(5) With respect to the specified beneficial owner, includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 18, 2006 in the following amounts:
      Michael W. Katz (100,000); A. Mark Young (50,000); Donovan Chin (27,250); Leon Geller (8,110); Alan Grobman (5,000); Carole A. Taylor (1,000); Joseph Bouhadana (3,000); and Paul Garfinkle (2,500).

(6) The address of Parlux Fragrances, Inc. is 3725 S.W. 30th Avenue, Ft. Lauderdale, Florida 33154. Ilia Lekach, our former Chairman and Chief Executive Officer, is the Chairman of the Board of Parlux Fragrances, Inc.

(7) Includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 24, 2006, as set forth in Note 5 above.

(8) With respect to the beneficial ownership of the Nussdorfs, includes 444,445 shares of common stock issuable on conversion of a $5,000,000 Subordinated Convertible Note issued by the Company to the Nussdorfs in December 2004. See further discussion at "Certain Relationships and Related Transactions" in Item 13 of this Form 10-K/A.

ITEM 13. CERTAIN RELATIONSHIPS AND TRANSACTIONS

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

      As of April 26, 2004, Mr. Lekach exercised stock options to acquire 318,750 common shares resulting in proceeds to the Company of approximately $851,000 and the Nussdorfs acquired 595,954 shares from Mr. Lekach pursuant to the Nussdorf Option Agreement. Mr. Lekach had stock options for another 125,000 shares, which were required to be issued to Mr. Lekach by the Company pursuant to the terms of his employment agreement as a consequence of the change of control. These 125,000 options were only to be issued by the Company to Mr. Lekach upon approval of an amendment to the Company's 2000 Stock Option Plan. Such an amendment was approved at a special meeting of the Company's shareholders on April 29, 2004. Proceeds to the Company were $500,000 when Mr. Lekach exercised the 125,000 options. The Nussdorfs exercised their option to acquire the remaining 125,000 shares subject to the Nussdorf Option Agreement and the Nussdorfs own an aggregate 1,113,144 shares or approximately 38% of the total number of shares of the Company's common stock as of January 28, 2006, excluding 444,445 shares issuable upon conversion of a Convertible Note. Lekach owns 300,000 shares or approximately 10% of the total number of shares of the Company's common stock as of January 28, 2006.

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

      The Nussdorfs are officers and principals of Quality King Distributors, Inc. ("Quality King"). Quality King distributes pharmaceuticals, health and beauty care products and fragrances. The Company's President and Chief Executive Officer, Michael Katz is an executive of Quality King and the Company's principal shareholders, Stephen Nussdorf, the Chairman of the Company's Board of Directors and Glenn Nussdorf, his brother, are shareholders and executives of Quality King. During fiscal year 2005, the Company purchased approximately $30,547,000 of merchandise from Quality King and its affiliates, representing approximately 23% of the Company's total purchases, and sold approximately $17,853,000 of different merchandise to Quality King, which represented 100% of the Company's wholesale sales. There were approximately $39,317,000 and
$5,960,000 of purchases from Quality King and approximately $23,570,000 and $11,366,000 of merchandise sold to Quality King during fiscal years 2004 and 2003 respectively. The wholesale sales made to Quality King result from the Company's supplier relationships and its ability to obtain certain merchandise at better prices and quantities than Quality King. The amounts due to Quality King at January 28, 2006 and January 29, 2005, were approximately $17,240,000 and $13,234,000 respectively. Accounts payable due to Quality King are non-interest bearing.

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

Principal Accountant Fees Services

The aggregate fees billed by Deloitte & Touche LLP ("Deloitte") for fiscal years 2005 and 2004 are as follows:

Fees                                      Fiscal 2005           Fiscal 2004
-----------------------------------   --------------------  --------------------

Audit Fees (1)                                  $ 351,500             $ 285,000
Audit Related Fees (2)                                  -                 1,500
Tax Fees (3)                                            -                19,005
                                      --------------------  --------------------

                        Total Fees              $ 351,500             $ 305,505
                                      ====================  ====================

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

      There were no fees billed to us by Deloitte for services rendered, other than the services covered above under "Audit Fees", "Audit Related Fees" and "Tax Fees" for fiscal years 2005 and 2004.

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

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, May 24, 2006.


                                        E Com Ventures, Inc.


                                        By: /s/ MICHAEL W. KATZ
                                        ----------------------------------------
                                        Michael W. Katz,
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)


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


SIGNATURE                   TITLE                                   DATE
                            -----                                   ----

/s/ MICHAEL W.  KATZ        President and Chief Executive Officer   May 24, 2006
--------------------------  (Principal Executive Officer)
Michael W. Katz

/s/ STEPHEN NUSSDORF        Chairman of the Board of Directors      May 24, 2006
--------------------------
Stephen Nussdorf


/s/ A. MARK YOUNG           Chief Financial Officer,                May 24, 2006
--------------------------  (Principal Accounting Officer)
A. Mark Young


/s/ DONOVAN CHIN            Chief Financial Officer                 May 24, 2006
--------------------------  Perfumania, Inc.,
Donovan Chin


/s/ CAROLE ANN TAYLOR       Director                                May 24, 2006
--------------------------
Carole Ann Taylor


/s/ JOSEPH BOUHADANA        Director                                May 24, 2006
--------------------------
Joseph Bouhadana


/s/ PAUL GARFINKLE          Director                                May 24, 2006
--------------------------
Paul Garfinkle

EXHIBIT     DESCRIPTION
-------     -----------

31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002