Form 10-Q
period 2006-04-29
E COM VENTURES INC
filed 2006-06-19
CIK 880460

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended April 29, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.

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

The number of shares outstanding of the registrant's common stock, as of the latest practicable date: At June 9, 2006 there were 2,990,291 outstanding shares of its common stock, $0.01 par value.

                                TABLE OF CONTENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS (unaudited).....................................3

          Condensed Consolidated Balance Sheets................................3
          Condensed Consolidated Statements of Operations......................4
          Condensed Consolidated Statements of Cash Flows......................5
          Notes to Condensed Consolidated Financial Statements.................6

ITEM 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.......................10

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
          MARKET RISK.........................................................12

ITEM 4    CONTROLS AND PROCEDURES.............................................12

                                     PART II
                                OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS...................................................12

ITEM 2    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
          PROCEEDS............................................................12

ITEM 3    DEFAULTS UPON SENIOR SECURITIES.....................................12

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................12

ITEM 5    OTHER INFORMATION...................................................13

ITEM 6    EXHIBITS............................................................13

SIGNATURES....................................................................14

CERTIFICATIONS................................................................15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      E COM VENTURES, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

ASSETS:                                                   April 29, 2006      January 28, 2006
                                                         ----------------     ----------------
Current assets:
Cash and cash equivalents                                $      1,201,121     $      1,260,444
Trade receivables, no allowance required                        1,001,365              819,072
Deferred tax asset                                              5,831,744            5,343,839
Inventories, net                                               83,416,117           72,976,845
Prepaid expenses and other current assets                       1,116,523              950,146
                                                         ----------------     ----------------
  Total current assets                                         92,566,870           81,350,346

Property and equipment, net                                    25,691,490           25,308,899
Goodwill                                                        1,904,448            1,904,448
Deferred tax asset                                              4,935,161            4,935,161
Other assets, net                                                 418,479              457,627
                                                         ----------------     ----------------
  Total assets                                           $    125,516,448     $    113,956,481
                                                         ================     ================

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Bank line of credit                                      $     33,531,195     $     20,147,978
Accounts payable, non-affiliates                               16,921,845           13,470,670
Accounts payable, affiliates                                   24,968,274           26,905,433
Accrued expenses and other liabilities                          5,722,154            7,973,168
Current portion of obligations under capital leases               318,776              322,284
                                                         ----------------     ----------------
  Total current liabilities                                    81,462,244           68,819,533

Subordinated convertible note payable - affiliate               5,000,000            5,000,000
Long-term portion of obligations under capital leases           7,823,489            7,898,354
                                                         ----------------     ----------------
  Total liabilities                                            94,285,733           81,717,887
                                                         ----------------     ----------------

Commitments and contingencies (see Note 5)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000
   shares authorized, none issued                                      --                   --
Common stock, $.01 par value, 6,250,000 shares
   authorized; 3,885,040 and 3,857,216 shares issued
   in fiscal years 2006 and 2005, respectively                     38,851               38,572
Additional paid-in capital                                     78,547,828           78,260,686
Treasury stock, at cost, 898,249 shares                        (8,576,944)          (8,576,944)
Accumulated deficit                                           (38,779,020)         (37,483,720)
                                                         ----------------     ----------------
  Total shareholders' equity                                   31,230,715           32,238,594
                                                         ----------------     ----------------
  Total liabilities and shareholders' equity             $    125,516,448     $    113,956,481
                                                         ================     ================


     See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         Thirteen Weeks     Thirteen Weeks
                                                             Ended              Ended
                                                         April 29, 2006     April 30, 2005
                                                         --------------     --------------
Net sales                                                $   46,068,987     $   43,277,885
Cost of goods sold                                           26,910,203         25,414,410
                                                         --------------     --------------
Gross profit                                                 19,158,784         17,863,475
                                                         --------------     --------------

Operating expenses:
  Selling, general and administrative                        18,782,037         17,662,419
  Depreciation and amortization                               1,134,047          1,408,507
                                                         --------------     --------------
    Total operating expenses                                 19,916,084         19,070,926
                                                         --------------     --------------

Loss from operations                                           (757,300)        (1,207,451)
Interest expense, net                                          (972,000)          (858,463)
                                                         --------------     --------------
  Loss before income taxes                                   (1,729,300)        (2,065,914)
  Income tax benefit                                            434,000                 --
                                                         --------------     --------------
  Net loss                                               $   (1,295,300)    $   (2,065,914)
                                                         ==============     ==============

Net loss per common share:
  Basic                                                  $        (0.44)    $        (0.70)
                                                         ==============     ==============
  Diluted                                                $        (0.44)    $        (0.70)
                                                         ==============     ==============

Weighted average number of common shares outstanding:
  Basic                                                       2,960,199          2,938,594
                                                         ==============     ==============
  Diluted                                                     2,960,199          2,938,594
                                                         ==============     ==============


     See accompanying notes to condensed consolidated financial statements.

                      E COM VENTURES, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Thirteen Weeks     Thirteen Weeks
                                                             Ended              Ended
                                                         April 29, 2006     April 30, 2005
                                                         --------------     --------------
Cash flows from operating activities:
Net loss                                                 $   (1,295,300)    $   (2,065,914)
Adjustments to reconcile net loss to net cash
      used in operating activities:
Addition to deferred tax assets                                (487,905)                --
Depreciation and amortization                                 1,134,047          1,408,507
Change in operating assets and liabilities:
   Trade receivables                                           (182,293)          (491,812)
   Inventories                                              (10,439,272)        (4,581,398)
   Prepaid expenses and other assets                           (127,399)          (107,537)
   Accounts payable, non-affiliates                           3,451,175           (666,250)
   Accounts payable, affiliates                              (1,937,159)         5,115,902
   Accrued expenses and other liabilities                    (2,251,014)        (1,169,138)
                                                         --------------     --------------
Net cash used in operating activities                       (12,135,120)        (2,557,640)
                                                         --------------     --------------

Cash flows from investing activities:
   Additions to property and equipment                       (1,516,468)        (1,745,776)
                                                         --------------     --------------
Net cash used in investing activities                        (1,516,468)        (1,745,776)
                                                         --------------     --------------

Cash flows from financing activities:
   Net borrowings under bank line of credit                  13,383,217          4,803,298
   Principal payments under capital lease obligations           (78,373)           (67,646)
   Proceeds from exercise of stock options                      287,421             17,040
                                                         --------------     --------------
Net cash provided by financing activities                    13,592,265          4,752,692
                                                         --------------     --------------
(Decrease) increase in cash and cash equivalents                (59,323)           449,276
Cash and cash equivalents at beginning of period              1,260,444          1,249,543
                                                         --------------     --------------
Cash and cash equivalents at end of period               $    1,201,121     $    1,698,819
                                                         ==============     ==============


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

      Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of April 29, 2006, Perfumania operated a chain of approximately 240 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company's more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

      The condensed consolidated financial statements include the accounts of ECOMV and subsidiaries (collectively, the "Company"). All material intercompany balances and transactions have been eliminated in consolidation.

      The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2006, filed with the SEC on April 28, 2006.

NOTE 2 - ACCOUNTING FOR SHARE-BASED PAYMENT

      The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the "Plans"). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 582,000 options have been granted and 212,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company's stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All options are fully vested. Prior to the January 29, 2006 adoption of Statement of
Financial Accounting Standards ("SFAS") No. 123R "Share Based Payment" ("SFAS 123R"), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Accordingly, because the stock option price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25.

      Effective January 29, 2006, the beginning of the Company's first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, share based compensation expense is required to be recognized in the consolidated financial statements for stock options which are granted, modified or vested subsequent to January 29, 2006. The compensation expense recognized will include the estimated expense for stock options granted on and subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

The following is a summary of stock-based activity during the thirteen weeks ended April 29, 2006:

                                                                     Weighted
                                                       Weighted       Average
                                                       Average       Remaining      Aggregate
                                       Number of       Exercise     Contractual     Intrinsic
                                        Shares          Price          Life           Value
                                      -----------    -----------    -----------    -----------
Outstanding as of January 28, 2006        239,788    $     10.27           7.29    $ 1,549,028

Granted                                        --             --             --             --

Exercised                                  27,824    $     10.33           7.36        304,582

Forfeited                                      --             --             --             --

                                      -----------    -----------    -----------    -----------
Outstanding as of April 29, 2006          211,964    $     10.26           7.22    $ 2,470,760
                                      ===========    ===========    ===========    ===========

                                      -----------    -----------    -----------    -----------
Exercisable as of April 29, 2006          211,964    $     10.26           7.22    $ 2,470,760
                                      ===========    ===========    ===========    ===========

      During the thirteen weeks ended April 29, 2006, the Company did not recognize any share based compensation expense in the consolidated financial statements since no stock options were granted nor were there any modifications of outstanding stock options during the thirteen week period. In addition, all stock options outstanding as of January 28, 2006 were fully vested.

      The following table shows the effect on net loss and net loss per common share for the thirteen week period ended April 30, 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No 123, as amended by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure".

                                                                 Thirteen Weeks
                                                                     Ended
                                                                 April 30, 2005
                                                                 --------------

Net loss                                                         $   (2,065,914)

Deduct: Total  stock based employee compensation
   expense determined under fair market value
   based method, net of tax                                             (19,604)
                                                                 --------------


Proforma net loss                                                $   (2,085,518)
                                                                 ==============

Proforma net loss per share:

  Basic                                                          $        (0.70)
                                                                 ==============
  Diluted                                                        $        (0.70)
                                                                 ==============

      The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                 Thirteen Weeks
                                                                     Ended
                                                                 April 30, 2005
                                                                 --------------

                Expected life (years)                                         7
                Expected volatility                                        164%
                Risk-free interest rates                                  3.97%
                Dividend yield                                               0%

      The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected volatility is estimated using the historical volatility of the Company's stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with an equivalent term. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

NOTE 3  - BANK LINE OF CREDIT AND CONVERTIBLE NOTE PAYABLE, AFFILIATE

      The bank line of credit and convertible note payable, affiliate consists of the following:

                                                                              April 29, 2006     January 28, 2006
                                                                             ----------------    ----------------
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially all
  of Perfumania's assets                                                     $     33,531,195    $     20,147,978
                                                                             ================    ================

Subordinated convertible note payable affiliate - long term                  $      5,000,000    $      5,000,000
                                                                             ================    ================

      Perfumania's senior secured credit facility provides for borrowings of up to $60 million depending on the Company's levels of eligible inventories. As April 29, 2006, $33.5 million was outstanding under the line of credit and $13.8 million was available to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of April 29, 2006, Perfumania was in compliance with its covenant requirements. The Company's management is currently negotiating an extension of this credit facility.

      In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the "Note") in exchange for a $5,000,000 subordinated secured demand loan made to the Company in the first quarter of fiscal year 2004 by Glenn and Stephen Nussdorf (the "Nussdorfs"). The Nussdorfs own approximately 39% of the Company's outstanding common stock and they are officers and principals of Quality King Distributors, Inc. ("Quality King"). Stephen Nussdorf is the Chairman of the Company's Board of Directors. The initial maturity of the Note was January 2007; however the Note was modified in April 2006 to extend the due date. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company's assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note is payable in January 2009 and allows the Nussdorfs to convert the Note into shares of the Company's common stock at a conversion price of $11.25, which equals the closing market price of the Company's common stock on the date of the exchange.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

      Parlux Fragrances, Inc. ("Parlux") owns 378,102 shares, or approximately 13%, of the Company's outstanding common stock. Purchases of product from Parlux and Quality King were approximately $14.2 million and $10.5 million for the first thirteen weeks of fiscal years 2006 and 2005, respectively, representing approximately 38% and 36%, respectively, of the Company's total inventory purchases. The amount due to related parties at April 29, 2006 is approximately $25.0 million, resulting from inventory purchases, is non-interest bearing and is included in accounts payable, affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company's business, these terms are sometimes extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

      During the first thirteen weeks of fiscal 2006 and 2005, respectively, the Company sold approximately $3.9 million and $3.3 million of wholesale merchandise to Quality King. The amount due from Quality King at April 29, 2006 was approximately $1,500 and is included in trade receivables, in the accompanying condensed consolidated balance sheets.

NOTE 7 - SEGMENT INFORMATION

      Segment information is prepared on the same basis that the Company's management reviews financial information. The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. Substantially all wholesale sales are to Quality King. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to our Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K. The Company does not allocate operating and other expenses to its segments. Financial information for these segments is summarized in the following table.

                                              Thirteen Weeks      Thirteen Weeks
                                                  Ended               Ended
                                              April 29, 2006      April 30, 2005
                                              --------------      --------------

Net sales:
     Retail                                   $   42,208,247      $   39,936,425
     Wholesale                                     3,860,740           3,341,460
                                              --------------      --------------
                                              $   46,068,987      $   43,277,885
                                              ==============      ==============

Gross profit:
     Retail                                   $   18,901,564      $   17,652,601
     Wholesale                                       257,220             210,874
                                              --------------      --------------
                                              $   19,158,784      $   17,863,475
                                              ==============      ==============

NOTE 8 - NON CASH TRANSACTIONS

      Supplemental disclosures of non-cash investing and financing activities are as follows:

                                                       For the Thirteen Weeks Ended
                                                     --------------------------------
                                                     April 29, 2006    April 30, 2005
                                                     --------------------------------
Accrued compensation for President and
   Chief Executive Officer contributed to capital    $           --    $      406,000

Cash paid during the period for interest             $      879,347    $      787,654

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended April 29, 2006 with the Thirteen Weeks Ended April 30, 2005.

      Net sales increased 6.5% from $43.3 million in the first thirteen weeks of fiscal year 2005 to $46.1 million in the first thirteen weeks of fiscal year 2006. The increase in sales was primarily due to a $2.3 million increase in retail store sales combined with a $0.5 million increase in wholesale sales.

      Retail sales were $42.2 million for the first thirteen weeks of fiscal year 2006 compared to $39.9 million for the first thirteen weeks of fiscal year 2005. This 5.7% increase was partially due to the increase in the number of stores operated. The average number of stores operated was 239 in the first quarter of fiscal year 2006, versus 224 in the prior year's comparable period. Retail sales also increased as a result of Perfumania's comparable store sales improvement of 2% in the first thirteen weeks of fiscal year 2006 over the corresponding period in the prior year. Comparable store sales measure sales from stores that have been open for one year or more. The increase in comparable store sales is due to improved selection and quality of inventory, with the resultant increase in sales volume, during the first quarter of fiscal year 2006 compared to the first quarter of fiscal year 2005.

      Wholesale sales were $3.9 million for the first thirteen weeks of fiscal year 2006 compared to $3.3 million for the first thirteen weeks of fiscal year 2005. All wholesale sales during the first quarter of fiscal year 2006 and 2005 were made to Quality King, an affiliate of the Company. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King.

      Gross profit increased 7.3% from $17.9 million in the first thirteen weeks of fiscal year 2005 (41.3% of total net sales) to $19.2 million in the first thirteen weeks of fiscal year 2006 (41.6% of total net sales). The increase in gross profit was due to the increase in retail sales. As a percentage of net sales, total gross profit in the first thirteen weeks of fiscal year 2006 increased as compared to the first thirteen weeks of fiscal year 2005 as a result of reduced cost of inventory purchases driven by a greater availability of merchandise in the fragrance industry.

      Selling, general and administrative expenses increased 6.3% from $17.7 million in the first thirteen weeks of fiscal year 2005 to $18.8 million in the first thirteen weeks of fiscal year 2006. The increase was largely attributable to increased occupancy and compensation costs resulting from an increase in the number of stores operated. There were an average of 15 additional stores operated in the first quarter of fiscal year 2006, versus the prior year's comparable period. Depreciation and amortization were approximately $1.1 million in the first thirteen weeks of fiscal year 2006 compared to $1.4 million for the first thirteen weeks of fiscal year 2005. The reduction in depreciation and amortization was largely due to software costs associated with year 2000 upgrades that are now fully amortized.

      Interest expense, net was $972,000 for the first thirteen weeks of fiscal year 2006 compared with approximately $858,000 in the first thirteen weeks of fiscal year 2005. The increase in interest expense was primarily due to higher interest rates.

      An income tax benefit of $434,000 was recorded as a result of the Company's net loss during the first quarter of fiscal year 2006. The amount represents net operating loss carryforwards that management has determined is more likely than not to be utilized to offset future taxable income.

      As a result of the foregoing, our net loss decreased to $1.3 million in the first thirteen weeks of fiscal year 2006 compared to a net loss of $2.1 million in the first thirteen weeks of fiscal year 2005. Net loss per share for the first thirteen weeks of fiscal year 2006 and fiscal year 2005 was ($0. 44) and ($0.70), respectively.

LIQUIDITY AND CAPITAL RESOURCES

      Our principal capital requirements are to fund Perfumania's inventory purchases, renovate existing stores, and selectively open new stores. For the first thirteen weeks of fiscal year 2006, these capital requirements generally were satisfied through borrowings under our credit facility.

      At April 29, 2006, we had working capital of approximately $11.1 million compared to working capital of approximately $12.5 million at January 28, 2006 and $0.3 million at April 30, 2005. The change since January 28, 2006 was primarily due to the net loss during the current period, increased spending on store construction and renovation and an increase in borrowings due to the seasonality of our business.

      Net cash used in operating activities during the thirteen weeks ended April 28, 2006 was approximately $12.1 million compared with approximately $2.6 million for the same period of the prior year. We began the current fiscal year with approximately $6.0 million less in inventory than in the prior year. The increase in cash used in operating activities was primarily to increase our inventory levels in anticipation of certain planned promotions during the second quarter compared with our inventory needs of the prior year.

      Net cash used in investing activities was approximately $1.5 million in the first thirteen weeks of fiscal year 2006 compared to $1.7 million in the first thirteen weeks of fiscal year 2005. The current period's investing activities primarily represented spending for store remodels and renovations, new store completions and construction in progress on new stores scheduled for completion during the second quarter of fiscal year 2006. There were approximately 25 stores remodeled during the first quarter of fiscal year 2006 compared to 2 stores in the first fiscal quarter of the prior year. During the thirteen weeks ended April 29, 2006, Perfumania opened 2 new stores and relocated an existing store compared to 4 new stores in the first quarter of the prior year. Our focus is on improving the profitability of existing stores and selectively opening new stores. We plan to open approximately 30 new stores and close approximately 5 stores during the remainder of fiscal year 2006.

      Net cash provided by financing activities during the thirteen weeks ended April 28, 2006 was approximately $13.6 million compared with approximately $4.8 million for the same period of the prior year. We borrowed an additional $8.6 million on our bank line of credit to satisfy several inventory accounts payable and accrued expenses that came due.

      We believe that our cash balances, the available borrowing capacity under our credit facility, continued extended credit terms from our affiliates and the projected future operating results will generate sufficient liquidity to support the Company's needs for the next twelve months, however there can be no assurance that our plans will be successful.

CRITICAL ACCOUNTING POLICIES

      Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information. Presentation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of those critical accounting policies can be found in our 2005 Annual Report on Form 10-K.

FORWARD LOOKING STATEMENTS

      Some of the statements in this quarterly report, including those that contain the words "anticipate," "believe," "plan," "estimate," "expect," "should," "intend," and other similar expressions, are "forward-looking statements' within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations and refinance our credit facility on acceptable terms, our ability to comply with the covenants in our credit facility, general economic conditions including a continued decrease in discretionary spending by consumers, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the "SEC"), including the Risk Factors included in our 2005 Annual Report on From 10-K filed with the SEC. Those Risk Factors contained in our 2005 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      During the quarter ended April 29, 2006, there have been no material changes in the information about our market risks as of January 28, 2006 as set forth in Item 7A of the 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

      Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of April 29, 2006, that our disclosure controls and procedures are effective. During the preparation of the financial statements for the fiscal year ended January 28, 2006, and as a result of updates in projected taxable income we changed our assessment of the need for the valuation allowances on deferred tax assets and enhanced the operating effectiveness of our reconciliation procedures surrounding financial reporting related to accounting for deferred income taxes. In addition, during the preparation of the financial statements for the first quarter of fiscal year 2006, the Company enhanced the design and operating effectiveness of controls relating to the determination of accounting for modifications of its debt instruments. There have been no additional changes in our internal control over financial reporting during the quarter ended April 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                                   E COM VENTURES, INC.
                                           -------------------------------------
                                                       (Registrant)


Date: June 9, 2006                    By:  By: /S/ Michael W. Katz
                                           -------------------------------------
                                           Michael W. Katz
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

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