Form 10-Q
period 2006-07-29
E COM VENTURES INC
filed 2006-09-12
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 29, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to            .

Commission file number: 0-19714

E COM VENTURES, INC.

(Exact name of Registrant as specified in its charter)

Florida	65-0977964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

251 International Parkway Sunrise, Florida	33325
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 335-9100

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 8, 2006 there were 2,990,291 outstanding shares of its common stock, $0.01 par value.

E COM VENTURES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	July 29, 2006	January 28, 2006
ASSETS:
Current assets:
Cash and cash equivalents	$1,533,987	$1,260,444
Trade receivables, no allowance required	1,190,760	819,072
Deferred tax asset	6,177,744	5,343,839
Inventories, net	81,979,453	72,976,845
Prepaid expenses and other current assets	465,483	950,146

Total current assets	91,347,427	81,350,346

Property and equipment, net	26,677,658	25,308,899
Goodwill	1,904,448	1,904,448
Deferred tax asset	4,935,161	4,935,161
Other assets, net	380,436	457,627

Total assets	$125,245,130	$113,956,481

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Bank line of credit	$35,605,280	$20,147,978
Accounts payable, non-affiliates	12,108,676	13,470,670
Accounts payable, affiliates	26,555,018	26,905,433
Accrued expenses and other liabilities	7,232,041	7,973,168
Current portion of obligations under capital leases	330,727	322,284

Total current liabilities	81,831,742	68,819,533

Subordinated convertible note payable - affiliate	5,000,000	5,000,000
Long-term portion of obligations under capital leases	7,731,123	7,898,354

Total liabilities	94,562,865	81,717,887

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,888,540 and 3,857,216 shares issued in fiscal years 2006 and 2005, respectively	38,886	38,572
Additional paid-in capital	78,595,268	78,260,686
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)
Accumulated deficit	(39,374,945)	(37,483,720)

Total shareholders’ equity	30,682,265	32,238,594

Total liabilities and shareholders’ equity	$125,245,130	$113,956,481

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended July 29, 2006	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 29, 2006	Twenty-Six Weeks Ended July 30, 2005
Net sales	$50,050,265	$54,198,660	$96,119,251	$97,476,545
Cost of goods sold	28,040,604	32,677,293	54,950,806	58,091,703

Gross profit	22,009,661	21,521,367	41,168,445	39,384,842

Operating expenses:
Selling, general and administrative	20,655,390	19,416,479	39,437,429	37,078,898
Depreciation and amortization	1,172,892	1,361,059	2,306,938	2,769,566

Total operating expenses	21,828,282	20,777,538	41,744,367	39,848,464

Income (loss) from operations	181,379	743,829	(575,922)	(463,622)
Interest expense, net	(1,123,304)	(966,254)	(2,095,303)	(1,824,716)

Loss before income taxes	(941,925)	(222,425)	(2,671,225)	(2,288,338)
Income tax benefit	346,000	—	780,000	—

Net loss	$(595,925)	$(222,425)	$(1,891,225)	$(2,288,338)

Net loss per common share:
Basic	$(0.20)	$(0.08)	$(0.64)	$(0.78)

Diluted	$(0.20)	$(0.08)	$(0.64)	$(0.78)

Weighted average number of common shares outstanding:
Basic	2,990,164	2,949,378	2,975,182	2,943,986

Diluted	2,990,164	2,949,378	2,975,182	2,943,986

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended July 29, 2006	Twenty-Six Weeks Ended July 30, 2005
Cash flows from operating activities:
Net loss	$(1,891,225)	$(2,288,338)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Addition to deferred tax assets	(833,905)	—
Provision for impairment of assets and store closing	68,024	47,104
Depreciation and amortization	2,306,938	2,769,566
Change in operating assets and liabilities:
Trade receivables	(371,688)	(591,014)
Inventories	(9,002,607)	1,483,885
Prepaid expenses and other assets	561,515	599,958
Accounts payable, non-affiliates	(2,097,427)	(5,276,903)
Accounts payable, affiliates	(350,415)	3,749,395
Accrued expenses and other liabilities	(741,127)	(109,292)

Net cash (used in) provided by operating activities	(12,351,917)	384,361

Cash flows from investing activities:
Additions to property and equipment	(3,007,949)	(4,394,314)

Net cash used in investing activities	(3,007,949)	(4,394,314)

Cash flows from financing activities:
Net borrowings under bank line of credit	15,457,302	4,424,722
Principal payments under capital lease obligations	(158,788)	(125,331)
Proceeds from exercise of stock options	334,895	44,638

Net cash provided by financing activities	15,633,409	4,344,029

Increase in cash and cash equivalents	273,543	334,076
Cash and cash equivalents at beginning of period	1,260,444	1,249,543

Cash and cash equivalents at end of period	$1,533,987	$1,583,619

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - OPERATIONS AND BASIS OF PRESENTATION

E Com Ventures, Inc., a Florida corporation (“ECOMV” or the “Company”), performs all of its operations through two wholly-owned subsidiaries, Perfumania, Inc. (“Perfumania”), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, Inc., (“perfumania.com”), a Florida corporation, which is an Internet retailer of fragrances and other specialty items.

Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of July 29, 2006, Perfumania operated a chain of 243 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company’s more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

The condensed consolidated financial statements include the accounts of ECOMV and subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2 - ACCOUNTING FOR SHARE-BASED PAYMENT

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 582,000 options have been granted and 208,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All options are fully vested. Prior to the January 29, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, because the stock option price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25.

Effective January 29, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted the fair value recognition provisions of SFAS No. 123R, using the modified-prospective transition method. Under this transition method, share based compensation expense is required to be recognized in the consolidated financial statements for stock options which are granted, modified or vested subsequent to

January 29, 2006. The compensation expense recognized will include the estimated expense for stock options granted on and subsequent to January 29, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R, and the estimated expense for the portion vesting in the period for options granted prior to, but not vested as of January 28, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Results for prior periods have not been restated, as provided for under the modified-prospective method.

During the thirteen and twenty-six weeks ended July 29, 2006, the Company did not recognize any share based compensation expense in the consolidated financial statements since no stock options were granted nor were there any modifications of outstanding stock options. In addition, all stock options outstanding as of January 28, 2006 were fully vested.

The following table shows the effect on net loss and net loss per common share had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No 123.

	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 30, 2005
Net loss	$(222,425)	$(2,288,338)

Deduct: Total stock based employee compensation expense determined under fair market value based method, net of tax	(1,261,174)	(1,266,548)

Proforma net loss	$(1,483,599)	$(3,554,886)

Proforma net loss per share:
Basic	$(0.50)	$(1.21)

Diluted	$(0.50)	$(1.21)

The fair value for these stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 30, 2005
Expected life (years)	7	7
Expected volatility	164%	164%
Risk-free interest rates	3.85%	3.86%
Dividend yield	0%	0%

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected volatility is estimated using the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with a term equal to the option’s expected life. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

The following is a summary of the stock option activity during the twenty-six weeks ended July 29, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 28, 2006	239,788	$10.27	7.29	$1,549,028

Granted	—	—	—	—

Exercised	31,324	10.69	7.36	—

Forfeited	—	—	—	—

Outstanding as of July 29, 2006	208,464	$10.21	6.97	$469,549

Exercisable as of July 29, 2006	208,464	$10.21	6.97	$469,549

The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price as of the last business day of the respective period, which would have been received by the optionees had all options been exercised on that date. During the twenty-six weeks ended July 29, 2006, the total intrinsic value of stock options exercised was approximately $333,000.

NOTE 3 - BANK LINE OF CREDIT AND CONVERTIBLE NOTE PAYABLE, AFFILIATE

The bank line of credit and convertible note payable, affiliate consist of the following:

	July 29, 2006	January 28, 2006
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially all of Perfumania’s assets (see below)	$35,605,280	$20,147,978

Subordinated convertible note payable affiliate - long term	$5,000,000	$5,000,000

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. As of July 29, 2006, $35.6 million was outstanding under the line of credit and $13.2 million was available to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility expires in May 2007. As of July 29, 2006, Perfumania was in compliance with its covenant requirements. The Company’s management is currently negotiating an extension of this credit facility.

In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the “Note”) in exchange for a $5,000,000 subordinated secured demand loan made to the Company in the first quarter of fiscal year 2004 by Glenn and Stephen Nussdorf (the “Nussdorfs”). As of July 29, 2006, the Nussdorfs owned approximately 39% of the Company’s outstanding common stock and they are officers and principals of Quality King Distributors, Inc. (“Quality King”). Stephen Nussdorf is the Chairman of the Company’s Board of Directors. The initial maturity of the Note was January 2007; however the Note was modified in April 2006 to extend the due date. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note is payable in January 2009 and allows the Nussdorfs to convert the Note into shares of the Company’s common stock at a conversion price of $11.25, which was equivalent to the closing market price of the Company’s common stock on the date of the exchange.

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

NOTE 5 - CONTINGENCIES

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s financial position.

NOTE 6 - RELATED PARTY TRANSACTIONS

As of July 29, 2006, Parlux Fragrances, Inc. (“Parlux”) owned 378,102 shares, or approximately 13%, of the Company’s outstanding common stock. Purchases of product from Parlux and Quality King were approximately $7.6 million and $11.7 million for the second thirteen weeks of fiscal 2006 and 2005, respectively, representing approximately 29% and 51% of the Company’s total inventory purchases, respectively. For the first twenty-six weeks of fiscal 2006 and 2005, purchases of product from these related parties were $21.8 million and $22.2 million representing approximately 53% and 40% of the Company’s total inventory purchases, respectively. The amount due to related parties at July 29, 2006 is approximately $26.6 million resulting from inventory purchases, is non-interest bearing and is included in accounts payable, affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

The Company sold approximately $1.2 million and $5.2 million of wholesale merchandise to Quality King for the second thirteen weeks of fiscal 2006 and 2005, respectively. For the first twenty-six weeks of fiscal 2006 and 2005, sales of wholesale merchandise to Quality King were approximately $5.0 million and $8.6 million, respectively.

NOTE 7 - SEGMENT INFORMATION

Segment information is prepared on the same basis that the Company’s management reviews financial information. The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. Substantially all wholesale sales are to Quality King. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to our Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K. The Company does not allocate operating and other expenses to its segments. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended July 29, 2006	Thirteen Weeks Ended July 30, 2005	Twenty-Six Weeks Ended July 29, 2006	Twenty-Six Weeks Ended July 30, 2005
Net sales:
Retail	$48,865,786	$48,964,595	$91,074,032	$88,901,020
Wholesale	1,184,479	5,234,065	5,045,219	8,575,525

	$50,050,265	$54,198,660	$96,119,251	$97,476,545

Gross profit:
Retail	$21,948,033	$21,190,818	$40,849,597	$38,843,419
Wholesale	61,628	330,549	318,848	541,423

	$22,009,661	$21,521,367	$41,168,445	$39,384,842

NOTE 8 – NON CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities are as follows:

	For the Twenty-Six Weeks Ended
	July 29, 2006	July 30, 2005
Accrued compensation for President and Chief Executive Officer contributed to capital	$—	$406,000
Cash paid during the period for interest	$2,111,804	$1,705,123

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that the adoption of FIN 48 will have on our results of operations, financial position and cash flows.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended July 29, 2006 with the Thirteen Weeks Ended July 30, 2005.

Net sales decreased 7.7% from $54.2 million in the thirteen weeks ended July 30, 2005 to $50.1 million in the thirteen weeks ended July 29, 2006. The decrease in sales was due primarily to a decrease of $4.1 million in wholesale sales as retail store sales were relatively unchanged.

Retail sales were $48.9 million for the thirteen weeks ended July 29, 2006 compared to $49.0 million for the thirteen weeks ended July 30, 2005. Perfumania’s comparable store sales decreased by 0.2%. Comparable store sales measure sales from stores that have been open for one year or more. The decrease in comparable sales is attributable to weak mall traffic trends in certain geographic markets. The average number of stores operated was 241 in the second quarter of fiscal 2006, versus 234 in the prior year’s comparable period.

Wholesale sales were $1.2 million for the thirteen weeks ended July 29, 2006 compared to $5.2 million for the thirteen weeks ended July 30, 2005. Substantially all wholesale sales during the second quarter of fiscal years 2006 and 2005 were made to Quality King. The decrease in wholesale sales is due to a change in the demand and timing of Quality King’s product needs.

Gross profit increased 2.3% from $21.5 million in the thirteen weeks ended July 30, 2005 (39.7% of total net sales) to $22.0 million in the thirteen weeks ended July 29, 2006 (44.0% of total net sales). In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. As a percentage of net sales, total gross profit in the thirteen weeks ended July 29, 2006 increased versus the thirteen weeks ended July 30, 2005 due to the overall increase in the ratio of retail sales to total net sales, as retail sales yield a higher gross margin than wholesale sales. Retail gross profit as a percentage of retail sales was 44.9% and 43.3% for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively. Our retail gross profit as a percentage of retail sales increased due to an overall increase in our retail selling prices as well as a lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 5.2% and 6.3% for the thirteen weeks ended July 29, 2006 and July 30, 2005, respectively.

Selling, general and administrative expenses increased 6.4% from $19.4 million in the thirteen weeks ended July 30, 2005 to $20.7 million in the thirteen weeks ended July 29, 2006. The increase was largely attributable to the increase in new stores and the additional payroll, occupancy and marketing expenses needed to operate these stores. Depreciation and amortization was approximately $1.2 million in the thirteen weeks ended July 29, 2006 compared to $1.4 million for the thirteen weeks ended July 30, 2005. The reduction in amortization expenses were largely due to fully amortized software costs associated with year 2000 upgrades.

Interest expense, net was approximately $1.1 million for the thirteen weeks ended July 29, 2006 compared with $1.0 million in the comparable period of 2005. The increase in interest expense was due to higher interest rates offset by a lower average borrowings outstanding for the thirteen weeks ended July 29, 2006 versus the comparable period of 2005. The majority of our borrowings incur interest based on either prime or libor and these interest rates have risen progressively over the past three years.

An income tax benefit of $346,000 was recorded as a result of the Company’s net loss during the second quarter of fiscal year 2006. The amount represents net operating loss carryforwards that management has determined are more likely than not to be utilized to offset future taxable income.

As a result of the foregoing, our net loss increased to approximately ($596,000) in the thirteen weeks ended July 29, 2006 compared to a net loss of ($222,000) in the thirteen weeks ended July 30, 2005. Net loss per share for the second fiscal quarter of 2006 and 2005 was ($0.20) and ($0.08), respectively.

Comparison of the Twenty-six weeks Ended July 29, 2006 with the Twenty-six weeks Ended July 30, 2005.

Net sales decreased 1.4% from $97.5 million in the twenty-six weeks ended July 30, 2005 to $96.1 million in the twenty-six weeks ended July 29, 2006. The decrease in sales was primarily due to a 41.2% decrease in Perfumania’s wholesale sales, as discussed below, offset by a $2.2 million increase in retail sales, from $88.9 million in the twenty-six weeks ended July 30, 2005 to $91.1 million in the twenty-six weeks ended July 29, 2006.

Retail sales increased primarily as a result of the increase in the number of retail stores in operation. The average number of stores operated was 240 in the first twenty-six weeks of fiscal 2006, versus 229 in the prior year’s comparable period. Comparable store sales increased by 0.8% in the first twenty-six weeks of fiscal 2006.

Wholesale sales were $5.0 million for the twenty-six weeks ended July 29, 2006 compared to $8.6 million for the twenty-six weeks ended July 30,2005. Substantially all wholesale sales during the twenty-six weeks ended July 29, 2006 and July 30, 2005 were to Quality King. The decrease in wholesale sales is due to a change in the demand and timing of Quality King’s product needs.

Gross profit increased 4.5% from $39.4 million in the twenty-six weeks ended July 30, 2005 (40.4% of total net sales) to $41.2 million in the twenty-six weeks ended July 29, 2006 (42.8% of total net sales). In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. The increase in gross profit was due primarily to the increase in retail sales volume. In addition, retail sales historically yield a higher gross margin than wholesale sales.

Retail gross profit as a percentage of retail sales was 44.9% and 43.7% for the twenty-six weeks ended July 29, 2006 and July 30, 2005, respectively. As a percentage of retail sales, retail gross profit in the twenty-six weeks ended July 29, 2006 increased versus the twenty-six weeks ended July 30, 2005, due to an increase in our retail selling prices as well as a lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 6.3% for the twenty-six weeks ending in both July 29, 2006 and July 30, 2005.

Selling, general and administrative expenses increased 6.4% from $37.1 million in the twenty-six weeks ended July 30, 2005 to $39.4 million in the twenty-six weeks ended July 29, 2006 due to the increase in the number of new stores and the additional payroll, occupancy and marketing expenses needed to operate these stores. Depreciation and amortization was approximately $2.3 million in the twenty-six weeks ended July 29, 2006 and $2.8 million in the twenty-six weeks ended July 30, 2005. The reduction in amortization expenses were largely due to fully amortized software costs associated with year 2000 upgrades.

Interest expense, net was approximately $2.1 million for the twenty-six weeks ended July 29, 2006 compared with $1.8 million in the comparable period of 2005. The increase in interest expense was due to higher interest rates offset by a lower average borrowings outstanding for the twenty-six weeks ended July 29, 2006 versus the comparable period of 2005. The majority of our borrowings incur interest based on either prime or libor and these interest rates have risen progressively over the past three years.

An income tax benefit of $780,000 was recorded as a result of the Company’s net loss during the twenty-six weeks ended July 29, 2006. The amount represents net operating loss carryforwards that management has determined are more likely than not to be utilized to offset future taxable income.

As a result of the foregoing, our net loss decreased from ($2.3) million in the twenty-six weeks ended July 30, 2005, to a net loss of ($1.9) million in the twenty-six weeks ended July 29, 2006. Net loss per share for the twenty-six weeks ended July 29, 2006 and July 30, 2005 was ($0.64) and ($0.78), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, opening new stores and renovation of existing stores. For the first twenty-six weeks of fiscal 2006, these capital requirements generally were satisfied through borrowings under our credit facility.

At July 29, 2006, we had a seasonal working capital of approximately $9.5 million compared to working capital of approximately $12.5 million at January 29, 2006. The change was primarily due to the net loss during the current period and increased spending on store construction.

Net cash used in operating activities during the twenty-six weeks ended July 29, 2006 was approximately $12.4 million compared with approximately $0.4 million provided by operating activities during the same period of the prior year. The increase in cash used in operating activities was primarily due to the increase in our inventory levels during the current period compared with our inventory needs for the first twenty-six weeks of fiscal 2005. At the end of fiscal year 2005, our inventory levels were lower than at the end of fiscal year 2004, and we had to increase our merchandise purchases during the current period. Also, the increase in the number of stores has created additional inventory needs. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are generally extended, enhancing our liquidity.

Net cash used in investing activities was approximately $3.0 million in the first twenty-six weeks ended July 29, 2006 compared to $4.4 million in the twenty-six weeks ended July 30, 2005. The current period’s investing activities primarily represented spending for new stores and construction in progress on other new stores scheduled for completion during the second half of fiscal year 2006. During the twenty-six weeks ended July 29, 2006, Perfumania opened 8 new stores and relocated 2 existing stores compared to 13 new stores and 2 relocations during the comparative period in fiscal 2005. At July 29, 2006, Perfumania operated 243 stores compared to 235 stores as of July 30, 2005. We plan to open approximately 25 new stores and close approximately 4 stores during the remainder of fiscal year 2006.

Net cash provided by financing activities during the first twenty-six weeks of fiscal 2006 was approximately $15.6 million, primarily from borrowings under our line of credit, compared with approximately $4.3 million for the same period in the prior year. The variance is largely due to the timing of payments of merchandise payables as we borrowed an additional $8.6 million on our bank line of credit to satisfy several merchandise accounts payable and accrued expenses that came due.

We believe that our cash balances, the available borrowing capacity under our credit facility, continued extended terms from our affiliates and the projected future operating results will generate sufficient liquidity to support the Company’s needs for the next twelve months, however there can be no assurance that our plans will be successful.

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

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 9 to the condensed consolidated financial statements for recent accounting pronouncements, including the expected date of adoption and the estimated effects on our financial statements.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to extend our credit facility on satisfactory terms and to comply with the covenants in our credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the “SEC”), including the Risk Factors included in our 2005 Annual Report on From 10-K filed with the SEC. Those Risk Factors contained in our 2005 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended July 29, 2006, there have been no material changes in the information about our market risks as of January 28, 2006 as set forth in Item 7A of the 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of July 29, 2006, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended July 29, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

E COM VENTURES, INC.
(Registrant)

Date: September 11, 2006	By:	/S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Donovan Chin
Donovan Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibits Index

Exhibit No.	Description

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.