Form 10-Q
period 2006-10-28
E COM VENTURES INC
filed 2006-12-12
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 28, 2006

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

Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 8, 2006 there 3,040,855 outstanding shares of its common stock, $0.01 par value.

E COM VENTURES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	October 28, 2006	January 28, 2006
ASSETS:

Current assets:
Cash and cash equivalents	$1,478,372	$1,260,444
Trade receivables, no allowance required	1,099,133	819,072
Deferred tax asset	6,570,744	5,343,839
Inventories, net	99,297,869	72,976,845
Prepaid expenses and other current assets	729,203	950,146

Total current assets	109,175,321	81,350,346

Property and equipment, net	28,983,207	25,308,899
Goodwill	1,904,448	1,904,448
Deferred tax asset	4,935,161	4,935,161
Other assets, net	359,221	457,627

Total assets	$145,357,358	$113,956,481

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Bank line of credit	$39,656,621	$20,147,978
Accounts payable, non-affiliates	23,844,235	13,470,670
Accounts payable, affiliates	31,613,467	26,905,433
Accrued expenses and other liabilities	7,637,794	7,973,168
Current portion of obligations under capital leases	336,577	322,284

Total current liabilities	103,088,694	68,819,533

Subordinated convertible note payable - affiliate	5,000,000	5,000,000
Long-term portion of obligations under capital leases	7,642,673	7,898,354

Total liabilities	115,731,367	81,717,887

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,938,540 and 3,857,216 shares issued in fiscal years 2006 and 2005, respectively	39,386	38,572
Additional paid-in capital	78,876,768	78,260,686
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)
Accumulated deficit	(40,713,219)	(37,483,720)

Total shareholders’ equity	29,625,991	32,238,594

Total liabilities and shareholders' equity	$145,357,358	$113,956,481

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended October 28, 2006	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 28, 2006	Thirty-NineWeeks Ended October 29, 2005
Net sales	$53,904,014	$48,657,395	$150,023,265	$146,133,940
Cost of goods sold	32,068,582	28,128,186	87,019,388	86,219,889

Gross profit	21,835,432	20,529,209	63,003,877	59,914,051

Operating expenses:
Selling, general and administrative	21,078,668	19,377,544	60,516,097	56,456,442
Depreciation and amortization	1,224,602	1,257,564	3,531,540	4,027,130

Total operating expenses	22,303,270	20,635,108	64,047,637	60,483,572

Loss from operations	(467,838)	(105,899)	(1,043,760)	(569,521)
Interest expense, net	(1,189,503)	(1,008,585)	(3,284,806)	(2,833,302)

Loss before income taxes	(1,657,341)	(1,114,484)	(4,328,566)	(3,402,823)
Income tax benefit	319,067	—	1,099,067	—

Net loss	$(1,338,274)	$(1,114,484)	$(3,229,499)	$(3,402,823)

Net loss per common share:
Basic	$(0.45)	$(0.38)	$(1.08)	$(1.15)

Diluted	$(0.45)	$(0.38)	$(1.08)	$(1.15)

Weighted average number of common shares outstanding:
Basic	3,001,847	2,952,903	2,984,070	2,946,959

Diluted	3,001,847	2,952,903	2,984,070	2,946,959

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty-Nine Weeks Ended October 28, 2006	Thirty-Nine Weeks Ended October 29, 2005
Cash flows from operating activities:
Net loss	$(3,229,499)	$(3,402,823)
Adjustments to reconcile net loss to net cash used in operating activities:
Addition to deferred tax assets	(1,226,905)	—
Provision for impairment of assets and store closing	64,737	132,916
Depreciation and amortization	3,531,540	4,027,130
Change in operating assets and liabilities:
Trade receivables	(280,061)	(1,005,059)
Inventories	(26,321,023)	(10,786,311)
Prepaid expenses and other assets	318,840	451,516
Accounts payable, non-affiliates	9,745,573	(6,079,803)
Accounts payable, affiliates	4,708,034	11,822,669
Accrued expenses and other liabilities	(335,375)	277,625

Net cash used in operating activities	(13,024,139)	(4,562,140)

Cash flows from investing activities:
Additions to property and equipment	(6,642,084)	(5,620,386)

Net cash used in investing activities	(6,642,084)	(5,620,386)

Cash flows from financing activities:
Net borrowings under bank line of credit	19,508,643	13,351,674
Principal payments under capital lease obligations	(241,388)	(193,422)
Proceeds from exercise of stock options	616,896	234,994

Net cash provided by financing activities	19,884,151	13,393,246

Increase in cash and cash equivalents	217,928	3,210,720
Cash and cash equivalents at beginning of period	1,260,444	1,249,543

Cash and cash equivalents at end of period	$1,478,372	$4,460,263

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

Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of October 28, 2006, Perfumania operated a chain of 257 retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company’s more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

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

NOTE 2 - ACCOUNTING FOR SHARE-BASED PAYMENT

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 582,000 options have been granted and 158,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All options are fully vested. Prior to the January 29, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R “Share Based Payment” (“SFAS 123R”), the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Accordingly, because the stock option price equaled the market price on the date of grant, no compensation expense was recognized by the Company for stock-based compensation. As permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), stock-based compensation was included as a pro forma disclosure in the notes to the consolidated financial statements. SFAS No. 123R revises SFAS No. 123 and supersedes APB 25.

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

During the thirteen and thirty-nine weeks ended October 28, 2006, the Company did not recognize any share based compensation expense in the consolidated financial statements since no stock options were granted nor were there any modifications of outstanding stock options. In addition, all stock options outstanding as of January 28, 2006 were fully vested.

The following table shows the effect on net loss and net loss per common share in fiscal year 2005 had compensation cost been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No 123.

	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 29, 2005
Net loss	$(1,114,484)	$(3,402,823)
Deduct: Total stock based employee compensation expense determined under fair market value based method, net of tax	—	(1,357,121)

Proforma net loss	$(1,114,484)	$(4,759,944)

Proforma net loss per share:
Basic	$(0.38)	$(1.62)

Diluted	$(0.38)	$(1.62)

The fair value for these stock options was estimated at the date of grant using the Black-Scholes option valuation model with the following weighted average assumptions:

	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 29, 2005
Expected life (years)	7	7
Expected volatility	164%	164%
Risk-free interest rates	3.85%	3.86%
Dividend yield	0%	0%

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

The following is a summary of the stock option activity during the thirty-nine weeks ended October 28, 2006:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 28, 2006	239,788	$10.27	7.29	$1,549,028
Granted	—	—	—	—
Exercised	(81,324)	7.59	—	—
Forfeited	—	—	—	—

Outstanding as of October 28, 2006	158,464	$11.65	7.04	$304,326

Exercisable as of October 28, 2006	158,464	$11.65	7.04	$304,326

The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price as of the last business day of the respective period, which would have been received by the optionees had all options been exercised on that date. During the thirty-nine weeks ended October 28, 2006, the total intrinsic value of stock options exercised was approximately $367,000.

NOTE 3 - BANK LINE OF CREDIT AND CONVERTIBLE NOTE PAYABLE, AFFILIATE

The bank line of credit and convertible note payable, affiliate consist of the following:

	October 28, 2006	January 28, 2006
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially all of Perfumania's assets (see below)	$39,656,621	$20,147,978

Subordinated convertible note payable affiliate - long term	$5,000,000	$5,000,000

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. As of October 28, 2006, $39.7 million was outstanding under the line of credit and $18.3 million was available to support normal working capital requirements and other general corporate purposes. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. In December 2006, the credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In addition, the covenant concerning the limitation on capital expenditures was modified. As a result of this modification, Perfumania was in compliance with all covenant requirements as of October 28, 2006.

In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the "Note") in exchange for a $5,000,000 subordinated secured demand loan made to the Company in the first quarter of fiscal year 2004 by Glenn and Stephen Nussdorf (the “Nussdorfs”). As of October 28, 2006, the Nussdorfs owned approximately 39% of the Company’s outstanding common stock and they are officers and principals of Quality King Distributors, Inc. and its affiliates (“Quality King”). Stephen Nussdorf is the Chairman of the Company’s Board of Directors. The initial maturity of the Note was January 2007; however the Note was modified in April 2006 to extend the due date. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the

Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note is payable in January 2009 and allows the Nussdorfs to convert the Note into shares of the Company’s common stock at a conversion price of $11.25, which was equivalent to the closing market price of the Company’s common stock on the date of the exchange.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Purchases of product from Parlux Fragrances, Inc. (“Parlux”) and Quality King were approximately $19.2 million and $18.3 million for the thirteen weeks ending October 28, 2006 and October 29, 2005, representing approximately 39% and 46% of the Company’s total inventory purchases, respectively. For the first thirty-nine weeks of fiscal 2006 and 2005, purchases of product from these related parties were $41.0 million and $40.5 million representing approximately 37% and 42% of the Company’s total inventory purchases, respectively. The amount due to related parties at October 28, 2006 is approximately $31.6 million resulting from inventory purchases, is non-interest bearing and is included in accounts payable, affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

The Company sold approximately $6.0 million and $3.2 million of wholesale merchandise to Quality King for the thirteen weeks ending October 28, 2006 and October 29, 2005, respectively. For the first thirty-nine weeks of fiscal 2006 and 2005, sales of wholesale merchandise to Quality King were approximately $11.0 million and $11.8 million, respectively.

During the thirteen weeks ended October 28, 2006, Glenn Nussdorf filed beneficial ownership forms with the SEC indicating that he has acquired approximately 10.5% of Parlux’s common stock outstanding. As of his most recent filing dated November 21, 2006, his beneficial share ownership in Parlux had increased to approximately 12.2% of Parlux’s common stock outstanding. As of October 28, 2006, the Company believes that Parlux does not own any shares of the Company’s stock.

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

	Thirteen Weeks Ended October 28, 2006	Thirteen Weeks Ended October 29, 2005	Thirty-Nine Weeks Ended October 28, 2006	Thirty-Nine Weeks Ended October 29, 2005
Net sales:
Retail	$47,953,788	$45,473,531	$139,027,820	$134,374,551
Wholesale	5,950,226	3,183,864	10,995,445	11,759,389

	$53,904,014	$48,657,395	$150,023,265	$146,133,940

Gross profit:
Retail	$21,416,807	$20,304,308	$62,266,404	$59,147,727
Wholesale	418,625	224,901	737,473	766,324

	$21,835,432	$20,529,209	$63,003,877	$59,914,051

NOTE 8 – NON CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities are as follows:

	For the Thirty-Nine Weeks Ended
	October 28, 2006	October 29, 2005
Equipment acquired under capital lease	$—	$11,634
Accrued compensation for President and Chief Executive Officer contributed to capital	$—	$406,000
Cash paid during the period for interest	$3,205,140	$2,602,955

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 157 will have on our results of operations, financial position and cash flows.

NOTE 10 – SUBSEQUENT EVENT

As previously reported, in a letter dated November 10, 2006, the Company’s Board of Directors received a merger offer from Model Reorg, Inc. (“Model”), a New York corporation controlled by the Nussdorfs. Model is a diversified wholesale and retail fragrance company. Pursuant to the terms of the proposed offer, Model would be merged into a newly formed wholly-owned subsidiary of the Company in exchange for the issuance of approximately 6.4 million shares of the Company’s common stock. In addition, prior to the merger, an unspecified amount of inter-company obligations due from Model to its affiliate, Quality King Distributors, Inc. may be converted into preferred stock of Model. Any Model preferred shares would be converted in the merger into preferred shares of the Company. The proposed offer specifies that it is based upon a 20% premium to the Company’s common stock closing price as of November 9, 2006 of $13.94. Following the merger, the Nussdorfs, would own in the aggregate approximately 80% of the Company (assuming the conversion of the Company’s subordinated note held by them, but not assuming the exercise of any outstanding options issued to them). The proposed offer, by its terms, is subject to numerous conditions, including approval by a special committee of the Company’s Board, comprised of independent directors, and approval by a majority of the disinterested shareholders of the Company. A special committee of the Company’s Board has been formed to review and evaluate the proposed offer.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended October 28, 2006 with the Thirteen Weeks Ended October 29, 2005.

Net sales increased 10.8% from $48.7 million in the thirteen weeks ended October 29, 2005 to $53.9 million in the thirteen weeks ended October 28, 2006. The increase in sales was due to increases of $2.5 million and $2.8 million in retail and wholesale sales, respectively.

Retail sales were $48.0 million for the thirteen weeks ended October 28, 2006 compared to $45.5 million for the thirteen weeks ended October 29, 2005. Perfumania’s comparable store sales increased by 3.8%. Comparable store sales measure sales from stores that have been open for one year or more. The increase in comparable sales is attributable to an improved merchandise assortment offset by weak mall traffic trends in certain geographic markets. The average number of stores operated was 253 in the third quarter of fiscal 2006, versus 239 in the prior year’s comparable period.

Wholesale sales were $6.0 million for the thirteen weeks ended October 28, 2006 compared to $3.2 million for the thirteen weeks ended October 29, 2005. Substantially all wholesale sales during the third quarter of fiscal years 2006 and 2005 were made to Quality King. The increase in wholesale sales is due to a change in the demand and timing of Quality King’s product needs.

Gross profit increased 6.4% from $20.5 million in the thirteen weeks ended October 29, 2005 (42.2% of total net sales) to $21.8 million in the thirteen weeks ended October 28, 2006 (40.5% of total net sales). In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. As a percentage of net sales, total gross profit in the thirteen weeks ended October 28, 2006 decreased versus the thirteen weeks ended October 29, 2005 due to the overall increase in the ratio of wholesale sales to total net sales, as wholesale sales yield a lower gross margin than retail sales. Retail gross profit as a percentage of retail sales was 44.7% for both the thirteen weeks ended October 28, 2006 and October 29, 2005. Wholesale gross profit as a percentage of wholesale sales was 7.0% and 7.1% for the thirteen weeks ended October 28, 2006 and October 29, 2005, respectively.

Selling, general and administrative expenses increased 8.8% from $19.4 million in the thirteen weeks ended October 29, 2005 to $21.1 million in the thirteen weeks ended October 28, 2006. The increase was largely attributable to the increase in new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Depreciation and amortization was approximately $1.2 million in the thirteen weeks ended October 28, 2006 compared to $1.3 million for the thirteen weeks ended October 29, 2005. The decrease is attributable to property and equipment associated with older retail stores that have become fully depreciated.

Interest expense, net was approximately $1.2 million for the thirteen weeks ended October 28, 2006 compared with $1.0 million in the comparable period of 2005. The increase in interest expense was due primarily to higher interest rates. The majority of our borrowings incur interest based on either prime or libor and these interest rates have risen progressively over the past three years.

An income tax benefit of $319,000 was recorded as a result of the Company’s net loss during the third quarter of fiscal year 2006. The amount represents net operating loss carryforwards that management has determined are more likely than not to be utilized to offset future taxable income.

As a result of the foregoing, our net loss increased to approximately ($1.3) million in the thirteen weeks ended October 28, 2006 compared to a net loss of ($1.1) million in the thirteen weeks ended October 29, 2005. Net loss per share for the third fiscal quarter of 2006 and 2005 was ($0.45) and ($0.38), respectively.

Comparison of the Thirty-nine weeks Ended October 28, 2006 with the Thirty-nine weeks Ended October 29, 2005.

Net sales increased 2.7% from $146.1 million in the thirty-nine weeks ended October 29, 2005 to $150.0 million in the thirty-nine weeks ended October 28, 2006. The increase in sales was due to a $4.6 million increase in Perfumania’s retail sales offset by a $0.8 million decrease in wholesale sales as discussed below.

Retail sales increased from $134.4 million in the thirty-nine weeks ended October 29, 2005 to $139.0 million in the thirty-nine weeks ended October 28, 2006, primarily as a result of the increase in the number of retail stores in operation. The average number of stores operated was 244 in the first thirty-nine weeks of fiscal 2006, versus 232 in the prior year’s comparable period. Comparable store sales increased by 1.8% in the thirty-nine weeks ended October 28, 2006.

Wholesale sales were $11.0 million for the thirty-nine weeks ended October 28, 2006 compared to $11.8 million for the thirty-nine weeks ended October 29, 2005. Substantially all wholesale sales during the thirty-nine weeks ended October 28, 2006 and October 29, 2005 were to Quality King. The decrease in wholesale sales is due to a change in the demand and timing of Quality King’s product needs.

Gross profit increased 5.2% from $60.0 million in the thirty-nine weeks ended October 29, 2005 (41.0% of total net sales) to $63.0 million in the thirty-nine weeks ended October 28, 2006 (42.0% of total net sales). In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. The increase in gross profit was due primarily to the increase in retail sales volume. In addition, retail sales historically yield a higher gross margin than wholesale sales. Retail gross profit as a percentage of retail sales was 44.8% and 44.0% for the thirty-nine weeks ended October 28, 2006 and October 29, 2005, respectively. As a percentage of retail sales, retail gross profit in the thirty-nine weeks ended October 28, 2006 increased versus the thirty-nine weeks ended October 29, 2005, due to an increase in our retail selling prices as well as a lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 6.7% and 6.5% for the thirty-nine weeks ending October 28, 2006 and October 29, 2005, respectively.

Selling, general and administrative expenses increased 7.2% from $56.5 million in the thirty-nine weeks ended October 29, 2005 to $60.5 million in the thirty-nine weeks ended October 28, 2006 due to the increase in the number of new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Depreciation and amortization was approximately $3.5 million in the thirty-nine weeks ended October 28, 2006 and $4.0 million in the thirty-nine weeks ended October 29, 2005. The reduction in depreciation and amortization expense was largely due to property and equipment associated with older retail stores and software costs associated with year 2000 upgrades that have become fully depreciated.

Interest expense, net was approximately $3.3 million for the thirty-nine weeks ended October 28, 2006 compared with $2.8 million in the comparable period of 2005. The increase in interest expense was due to higher interest rates offset by a lower average borrowings outstanding for the thirty-nine weeks ended October 28, 2006 versus the comparable period of 2005. The majority of our borrowings incur interest based on either prime or libor and these interest rates have risen progressively over the past three years.

An income tax benefit of approximately $1.1 million was recorded as a result of the Company’s net loss during the thirty-nine weeks ended October 28, 2006. The amount represents net operating loss carryforwards that management has determined are more likely than not to be utilized to offset future taxable income.

As a result of the foregoing, our net loss decreased from ($3.4) million in the thirty-nine weeks ended October 29, 2005, to a net loss of ($3.2) million in the thirty-nine weeks ended October 28, 2006. Net loss per share for the thirty-nine weeks ended October 28, 2006 and October 29, 2005 was ($1.08) and ($1.15), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, opening new stores and renovation of existing stores. For the first thirty-nine weeks of fiscal 2006, these capital requirements generally were satisfied through borrowings under our credit facility. In December 2006, our credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In addition, the covenant concerning the limitation on capital expenditures was modified.

At October 28, 2006, we had a working capital of approximately $6.1 million compared to working capital of approximately $12.5 million at January 29, 2006. The change was primarily due to the net loss during the current period and increased spending on store construction.

Net cash used in operating activities during the thirty-nine weeks ended October 28, 2006 was approximately $13.0 million compared with approximately $4.6 million used in operating activities during the same period of the prior year. The increase in cash used in operating activities was primarily due to the increase in our inventory levels during the current period compared with our inventory needs for the first thirty-nine weeks of fiscal 2005. At the end of fiscal year 2005, our inventory levels were lower than at the end of fiscal year 2004, and we had to increase our merchandise purchases during the current period. Also, the increase in the number of stores has created additional inventory needs. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are generally extended, enhancing our liquidity.

Net cash used in investing activities was approximately $6.6 million in the first thirty-nine weeks ended October 28, 2006 compared to $5.6 million in the thirty-nine weeks ended October 29, 2005. The current period’s investing activities primarily represented spending for new stores and construction in progress on other new stores scheduled for completion during the fourth quarter of fiscal year 2006. During the thirty-nine weeks ended October 28, 2006, Perfumania opened 23 new stores and relocated 4 existing stores compared to 20 new stores and 2 relocations during the comparative period in fiscal 2005. At October 28, 2006, Perfumania operated 257 stores compared to 241 stores as of October 29, 2005. We plan to open 13 new stores and close 3 stores during the remainder of fiscal year 2006.

Net cash provided by financing activities during the first thirty-nine weeks of fiscal 2006 was approximately $19.9 million, primarily from borrowings under our line of credit, compared with approximately $13.4 million for the same period in the prior year. The variance is largely due to the timing of payments of merchandise payables as we borrowed an additional $8.6 million on our bank line of credit to satisfy several merchandise accounts payable and accrued expenses that came due.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 157 will have on our results of operations, financial position and cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended October 28, 2006, there have been no material changes in the information about our market risks as of January 28, 2006 as set forth in Item 7A of the 2005 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of October 28, 2006, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended October 28, 2006 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1 A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER

(a) On December 11, 2006, Perfumania, Inc., Magnifique Parfumes and Cosmetics, Inc., Perfumania Puerto Rico, Inc., and Ten Kesef II, Inc. and GMAC Commercial Finance LLC, as agent for certain institutional lenders, entered into an Amendment (the "Amendment") to the Revolving Credit and Security Agreement (the "Credit Facility"). The Amendment, which is effective as of September 30, 2006, extends the term of the Credit Facility for one additional year until May 2008. In addition, the Amendment modified the limitation on capital expenditures.

ITEM 6. EXHIBITS

Exhibits

Index to Exhibits

Exhibit No.
10.19	Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Finance LLC, dated December 11, 2006

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E COM VENTURES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

E COM VENTURES, INC.
(Registrant)

Date: December 11, 2006	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	By: /S/ Donovan Chin
Donovan Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
10.19	Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Finance LLC, dated December 11, 2006

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.