Form 10-K
period 2007-02-03
E COM VENTURES INC
filed 2007-05-04
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock $.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $14.0 million as of July 28, 2006, based on a market price of $11.40 per share. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of April 30, 2007: 3,058,665 shares

Documents Incorporated By Reference

Portions of the Registrant’s definitive proxy statement for its 2007 annual meeting of shareholders, which proxy statement will be filed no later than 120 days after the close of the Registrant’s fiscal year ended February 3, 2007, are hereby incorporated by reference in Part III of this Annual Report on Form 10-K.

TABL E OF CONTENTS

PART I.

ITEM 1.	B USINESS

GENERAL

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

Perfumania is a specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. Perfumania operates a chain of retail stores specializing in the sale of fragrances at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company’s more popular products for sale over the Internet and serves as an alternative shopping experience to Perfumania retail customers.

Perfumania operates its wholesale business directly. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc. (“Magnifique”), a wholly-owned subsidiary of Perfumania, although the stores are generally operated under the name Perfumania as described below under “Trade Name and Service Mark.” Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, life style centers, airports and in suburban strip shopping centers. The number of retail stores in operation at February 3, 2007, January 28, 2006, and January 29, 2005 were 267, 239 and 223, respectively.

Sales of perfumania.com are included within those of our retail business in this Form 10-K. For ease of reference in this Form 10-K, our retail and wholesale business are referred to as segments. See further discussion in Note 12 to our Consolidated Financial Statements.

Our executive offices are located at 251 International Parkway, Sunrise, Florida 33325, our telephone number is (954) 335-9100, our retail internet address is www.perfumania.com and our business internet address is www.ecomv.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and amendments are also available at www.sec.gov. In addition, we have made our Code of Business Conduct and Ethics available through our website under “about ECOMV – corporate compliance.” The reference to our website does not constitute incorporation by reference of the information contained on our website, and the information contained on the website is not part of this Form 10-K.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2006 ended on February 3, 2007, fiscal year 2005 ended on January 28, 2006 and fiscal year 2004 ended on January 29, 2005. With the exception of fiscal year 2006 which contains fifty-three weeks, each of the fiscal years presented contain fifty-two weeks.

RECENT DEVELOPMENT

As previously reported, in a letter dated November 10, 2006, the Company’s Board of Directors received a merger offer from Model Reorg, Inc. (“Model”), a New York corporation and affiliate of Quality King Distributors, Inc. (“Quality King), and an affiliate of the Company. Our President and Chief Executive Officer, Michael W. Katz is an executive of Model and Quality King and our principal shareholders, Stephen Nussdorf, the Chairman of our Board of Directors and Glenn Nussdorf, his brother, are shareholders and executives of Model and Quality King. Model is a diversified wholesale and retail fragrance company. Quality King distributes pharmaceuticals and health and beauty care products. Pursuant to the terms of the proposed offer, Model would be merged into a newly formed wholly-owned subsidiary of the Company in exchange for the issuance of approximately 6.4 million shares of the Company’s common stock. In addition, prior to the merger, an unspecified amount of inter-company obligations due from Model to its affiliate, Quality King may be converted into a note payable or preferred stock of Model. Any Model preferred shares would be converted into preferred shares of the Company in connection with the merger. The proposed offer specifies that it is based upon a 20% premium to the Company’s common stock closing price as of November 9, 2006 of $13.94, or an effective price of $16.73 per share. Following the merger, the Nussdorfs would own in the aggregate approximately 80% of the Company (assuming the conversion of the Company’s subordinated note held by them). The proposed offer, by its terms, is subject to numerous conditions, including approval by a special committee of the Company’s Board, comprised of independent directors, and approval by a majority of the disinterested shareholders of the Company. A special committee of the Company’s Board has been formed to review and evaluate the proposed offer.

RETAIL DIVISION

STRATEGY

Each of Perfumania’s retail stores generally offers approximately 300 different fragrance brands for women and men at prices up to 75% below the manufacturer’s suggested retail prices. Stores stock brand name and designer brands such as Estee Lauder®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Gucci®, Ralph Lauren/Polo®, Perry Ellis®, Liz Claiborne®, Giorgio®, Hugo Boss®, Halston®, Christian Dior®, Chanel®, Lacoste®, Burberry®, Azzaro®, Guess® and Paris Hilton®. Perfumania also carries private label lines of bath & body treatment products under the name Jerome Privee®, and cosmetics products under the name Mattese®.

The cornerstone of Perfumania’s marketing philosophy is to develop customer awareness that its stores offer an extensive assortment of brand name and designer fragrances at discount prices. Perfumania posts highly visible price tags in its stores, listing both the manufacturers’ suggested retail prices and Perfumania’s discounted prices to enable customers to make price comparisons. In addition, we utilize sales promotions such as “gift with purchase” and “purchase with purchase” offers. From time to time, we test market in our stores additional specialty gift items.

Perfumania’s stores are “full-service” stores. Accordingly, store personnel are trained to establish personal rapport with customers, to identify customer preferences with respect to both product and price range, and to successfully conclude a sale. Management believes that knowledgeable sales associates and attentive service are key factors to the success of Perfumania’s retail stores. Perfumania’s store associates are compensated on a salary plus commission basis. Perfumania has several incentive programs that motivate store associates to sell merchandise which have higher profit margins. In addition, to provide an incentive to increase sales and reduce expenses, regional, district and store managers are eligible to receive a bonus if store profitability and operational goals are met. Management believes that a key component of Perfumania’s ability to increase profitability will be its ability to hire, train and retain store associates, district and regional managers. Perfumania conducts comprehensive training programs for store associates, designed to achieve higher levels of customer satisfaction.

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

RETAIL STORES

Perfumania’s standard store design includes signs and merchandise displays which are designed to enhance customer recognition of Perfumania’s stores. Perfumania’s stores average approximately 1,500 square feet; however, stores located in manufacturers’ outlet malls tend to be larger than Perfumania’s other stores. A store is typically managed by one manager and one assistant manager. The average number of employees in a Perfumania store is five, including part-time help. Regional and district managers visit stores on a regular basis in an effort to ensure knowledgeable and attentive customer service and compliance with operational policies and procedures.

STORE LOCATION AND EXPANSION

Perfumania’s stores are located in 33 states and Puerto Rico, with the highest concentration consisting of 45 locations in Florida, 32 in Texas, 22 in California, 19 in New York and 16 in Puerto Rico. Perfumania’s current business strategy focuses on maximizing sales by raising the average dollar sale per transaction, increasing transactions per hour, reducing expenses at existing stores, opening new stores in proven geographic markets and selectively closing under-performing stores. When opening new stores, Perfumania seeks locations primarily in regional and manufacturers’ outlet malls, life style centers and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates whether to open additional stores in markets where it already has a presence or whether to expand into additional markets that it believes have a population density and demographics to support a cluster of stores.

In fiscal years 2006, 2005 and 2004, Perfumania opened 36 stores, 23 stores and 14 stores, respectively. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. During fiscal years 2006, 2005 and 2004, Perfumania closed 8 stores, 7 stores and 22 stores, respectively. For fiscal year 2007, Perfumania will continue to focus on improving the profitability of its existing stores and management expects to open approximately 40 stores and close approximately 5 stores.

SEASONALITY

Perfumania’s retail business follows a seasonal pattern, with sales peaking over a total of about 5 weeks during the December holiday period. During fiscal 2006, the holiday period accounted for approximately 25% of our net sales.

INFORMATION SYSTEMS

Perfumania has an integrated information system including retail outlet and corporate systems. Perfumania.com has a completely integrated e-commerce system. These systems encompass significant phases of our operations and provide information for planning, purchasing, pricing, distribution, finance and human resource decisions. E-mail and other information are communicated between the corporate office and store locations through an enterprise-wide Intranet. Daily compilation of sales, gross margin, and inventory levels enables management to analyze profitability and sell-through by item and product line as well as monitor the success of sale promotions. Inventory is tracked through its entire life cycle. Perfumania’s point of sale system is standard in all its stores. The system enables communication, pricing and promotion programs, time and attendance reporting, and inventory control.

WHOLESALE DIVISION

During fiscal years 2006 and 2005, Perfumania distributed fragrances on a wholesale basis to Quality King Fragrances, Inc. (“Quality King Fragrances”), a subsidiary of Model, and an affiliate of Quality King. Quality King Fragrances accounted for substantially all of our net wholesale sales in fiscal years 2006, 2005 and 2004. See further discussion at Note 5 to our Consolidated Financial Statements.

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

CHANGE OF CONTROL

Effective January 30, 2004, Ilia Lekach, the Company’s then Chairman of the Board and Chief Executive Officer, and several other parties controlled by Mr. Lekach and his wife Deborah Lekach (collectively, “Lekach”), entered into an option agreement (the “Nussdorf Option Agreement”) with Stephen Nussdorf and Glenn Nussdorf (the “Nussdorfs”), pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of the Company’s common stock beneficially owned by Lekach, for a purchase price of $12.70 per share, exercisable at various dates. As of May 10, 2004, the Nussdorfs had acquired all 720,954 shares pursuant to the Nussdorf Option Agreement. See further discussion in Note 5 to our Consolidated Financial Statements.

SOURCES OF SUPPLY

During fiscal years 2006, 2005 and 2004, Perfumania purchased fragrances from approximately 144, 120 and 120 suppliers, respectively, including national and international manufacturers, distributors, wholesalers, importers and retailers. Perfumania generally makes its purchases based on a consideration of a combination of prices, credit terms, quantities and merchandise selection and, accordingly, the extent and nature of Perfumania’s purchases from its various suppliers change constantly. Perfumania’s purchases generally peak in the third quarter in anticipation of the December holiday season, which results in higher retail sales in the fourth quarter than in the first three quarters. As is customary in the fragrance industry, Perfumania has no long-term or exclusive contracts with suppliers.

Approximately 23%, 22% and 27% of Perfumania’s total merchandise purchased in fiscal years 2006, 2005 and 2004, respectively, was from subsidiaries of our affiliate, Model. Approximately 12%, 18% and 26% of Perfumania’s total merchandise purchased in fiscal years 2006, 2005 and 2004, respectively, was from another affiliate, Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and related beauty products. Until February 2007, Ilia Lekach served as the Chairman of the Board and Chief Executive Officer of Parlux. Glenn Nussdorf has filed beneficial ownership forms with the SEC indicating that he has acquired approximately 12% of Parlux’s outstanding common stock. In February 2007, Mr. Nussdorf reached an agreement with Parlux which called for equal representation in Parlux’s Board of Directors by the then current independent directors and Mr. Nussdorf’s nominees. Accordingly, Mr. Nussdorf’s three nominees were appointed to the Parlux Board, and one of these Board members currently serves as Parlux’s Interim Chief Executive Officer. Besides Model and Parlux, no other supplier accounted for more than 10% of our merchandise purchases during 2006, 2005 or 2004.

A portion of Perfumania’s merchandise is purchased from secondary sources such as distributors, wholesalers, importers and retailers. Merchandise purchased from secondary sources includes trademarked and copyrighted products that were manufactured in the United States, sold to foreign distributors and then re-imported into the United States, as well as trademarked and copyrighted products manufactured and intended for sale in foreign countries. From time to time, U.S. trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings, based on U.S. Customs Service regulations or trademark or copyright laws, seeking to halt the importation into the United States of such “gray market” merchandise or to restrict its resale in the United States, and some of these actions have been successful. However, the U.S. courts remain divided on the extent to which trademark, copyright or other existing laws or regulations can be used to restrict the importation or sale of “gray market” merchandise. In addition, from time to time federal legislation to restrict the importation or sale of “gray market” merchandise has been proposed, but to our knowledge no such legislation has been adopted. No litigation or administrative proceedings related to “gray market” merchandise were brought against us in fiscal years 2006, 2005 or 2004 and no such matters, to our knowledge, are pending.

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

Perfumania’s business activities could become the subject of legal or administrative actions brought by manufacturers, distributors or others, any of which actions could have a material adverse effect on our business or financial condition. In addition, future judicial, legislative or administrative agency action, including possible import, export, tariff or other trade restrictions, could limit or eliminate some of Perfumania’s secondary sources of supply or any of its business activities.

DISTRIBUTION

Perfumania utilizes independent national trucking companies to deliver merchandise to its stores. Retail store deliveries generally are made weekly, with more frequent deliveries during the holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. To expedite delivery of merchandise to its wholesale customers, Perfumania sometimes instructs its suppliers to ship merchandise directly to its wholesale customers. Sales of perfumania.com are shipped through national carriers and are typically delivered within a few days of being ordered.

COMPETITION

Retail and wholesale perfume businesses are highly competitive. Perfumania’s retail competitors include department stores, regional and national retail chains, drug stores, supermarkets, duty-free shops and other specialty retail stores. We believe Perfumania is the largest specialty retailer of discounted fragrances in the United States in terms of number of stores. Some of Perfumania’s competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania’s stores compete on the basis of selling price, promotions, customer service, merchandise variety, store location and ambiance. Perfumania believes that its perfumery concept, full-service sales staff, discount prices, large and varied selection of brand name and designer fragrances and attractive shopping environment are important to its competitive position.

EMPLOYEES

At February 3, 2007, we had 1,599 employees, of whom 1,398 were employed in Perfumania’s retail stores, 65 were employed in Perfumania’s warehouse and distribution operations and 136 were employed in executive, administrative and other positions. Temporary and part-time employees are added between Thanksgiving and Christmas. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

TRADE NAME AND SERVICE MARK

Perfumania’s stores use the trade name and service mark Perfumania®; Perfumania also operates under the trade names, Also Perfumania, Class Perfumes, Perfumania Too and Perfumania Plus. Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located and has registered the service mark Perfumania® with the U.S. Patent and Trademark Office. The registration expires in 2009 and may be renewed for 10-year terms thereafter.

ITEM 1A.	RISK FA CTORS

The following set forth risk factors known to us that may materially affect the Company and results of operations.

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

Failure to comply with covenants in our credit facility could result in our inability to borrow additional funds

Our credit facility requires us to maintain compliance with various financial covenants. Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not be in compliance with the covenants and might not be allowed to borrow under the credit facility or may be required to accelerate repayment. If we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing shareholders. Without a source of financing, we could experience cash flow difficulties and be forced to curtail our then current operations. In May 2007, the fixed charge covenant and the covenant concerning the limitation on capital expenditures were amended with an effective date of February 1, 2007. As a result of these modifications, Perfumania was in compliance with all covenant requirements as of February 3, 2007.

Perfumania may have problems raising money needed in the future, which could adversely impact operations

Our growth strategy includes selectively opening and operating new Perfumania retail locations and increasing the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional financing, we might issue additional common stock which could dilute our existing shareholders’ ownership interest or we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock, including borrowing money on terms that are not favorable.

We are subject to competition

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

Our business is dependent on consumer spending patterns

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. Declines in consumer spending on fragrances and beauty products could have an adverse effect on our business and our results of operations.

Perfumania needs to successfully manage its growth

Perfumania may not be able to sustain growth in revenues. Perfumania’s growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. Circumstances outside our control could negatively affect these anticipated store openings. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations. The failure to expand by successfully opening new stores as planned or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and our results of operations.

The market for real estate is competitive

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets, as well as effectively managing the profitability of our existing fleet of stores, could have a material adverse effect on our business and our results of operations.

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

Perfumania may experience shortages of the merchandise it needs because it does not have long-term agreements with suppliers

Perfumania’s success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. Perfumania has no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. If Perfumania is unable to obtain merchandise from one or more key suppliers on a timely basis or acceptable terms, or if there is a material change in Perfumania’s ability to obtain necessary merchandise, our results of operations could be adversely affected.

Perfumania purchases merchandise from related parties, which may cause a conflict of interest

Approximately 35%, 40% and 53%, respectively, of Perfumania’s total merchandise purchased in fiscal years 2006, 2005 and 2004 were from our affiliates, Model and its subsidiaries, and Parlux. There may be a conflict of interest between our interest in purchasing merchandise at the best price and upon favorable terms and those of our principal shareholders and affiliates in obtaining the best price and favorable terms for their respective companies.

Perfumania could be subject to litigation because of the merchandising aspect of its business

Some of the merchandise Perfumania purchases from suppliers might be manufactured by entities who are not the owners of the trademarks or copyrights for the merchandise. The owner of a particular trademark or copyright may challenge Perfumania to demonstrate that the specific merchandise was produced and sold with the proper authority, and if Perfumania is unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities. This type of restriction could adversely affect Perfumania’s business and results of operations.

Our stock price volatility could result in litigation, substantial cost, and diversion of management’s attention

The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events, such as:

•	quarterly variations in operating results;

•	acquisitions, capital commitments or strategic alliances by us or our competitors;

•	the proposed merger offer from Model;

•	legal and regulatory matters that are applicable to our business;

•	the operating and stock price performances of other companies that investors may deem comparable to us;

•	news reports relating to trends in our markets; and

•	the amount of shares constituting our public float.

In addition, the stock market in general has experienced significant price and volume fluctuations that often have been unrelated to the performance of specific companies. The broad market fluctuations may adversely affect the market price of our common stock, regardless of our operating performance. Our stock price volatility could result in litigation, including class action lawsuits, which would require substantial monetary cost to defend, as well as the diversion of management attention from day-to-day activities which could negatively affect operating performance. Such litigation could also have a negative impact on the price of our common stock due to the uncertainty and negative publicity associated with litigation.

Future growth may place strains on our managerial, operational and financial resources

If we grow as expected, a significant strain on our managerial, operational and financial resources may occur. Future growth or increase in the number of our strategic relationships could strain our managerial, operational and financial resources, inhibiting our ability to achieve the execution necessary to successfully implement our business plan.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices and distribution center are located in a 179,000 square foot facility in Sunrise, Florida. The facility is leased through December 2017 pursuant to a lease which currently provides for monthly rent of approximately $89,000 with specified increases.

All of Perfumania’s retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 11 to our Consolidated Financial Statements, for additional information with respect to our store leases.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on our financial position, operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 5, 2006, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Michael W. Katz, Stephen Nussdorf, Carole Ann Taylor, Joseph Bouhadana, and Paul Garfinkle to our Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2006. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:

	SHARES VOTED	SHARES VOTED FOR	SHARES WITHHELD	NON-VOTES
Michael W. Katz	2,802,077	2,771,390	30,687	216,674

Stephen Nussdorf	2,802,077	2,764,620	37,457	216,674

Carole Ann Taylor	2,802,077	2,776,379	25,698	216,674

Joseph Bouhadana	2,802,077	2,776,379	25,698	216,674

Paul Garfinkle	2,802,077	2,776,379	25,698	216,674

RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

	SHARES VOTED	SHARES VOTED FOR	SHARES VOTED AGAINST	ABSTAINED	NON-VOTES
	2,802,077	2,801,767	310	0	216,674

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Stock Market under the symbol ECMV. The following table sets forth the high and low closing sales prices for our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

FISCAL 2006	HIGH	LOW
First Quarter	$21.92	$16.00
Second Quarter	23.20	10.60
Third Quarter	16.65	8.83
Fourth Quarter	24.17	13.94

FISCAL 2005	HIGH	LOW
First Quarter	$14.51	$9.52
Second Quarter	15.99	11.00
Third Quarter	15.50	10.04
Fourth Quarter	17.94	11.39

As of April 18, 2007, there were 49 holders of record which excluded common stock held in street name. The closing sales price for the common stock on April 18, 2007 was $30.99 per share.

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

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of February 3, 2007, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders	149,026	$12.39	596,051
Equity compensation plans not approved by stockholders	—	—	—

Total	149,026	$12.39	596,051

We currently have two plans which provide for equity-based awards to our employees and directors. Pursuant to the 2000 Stock Option Plan (the “Stock Option Plan”) and 2000 Directors Stock Option Plan (the “Directors Plan”) (collectively, the “Plans”), 375,000 shares and 30,000 shares of common stock, respectively, were initially reserved for issuance upon exercise of options under the Plans. Additionally, the number of shares available under the Stock Option Plan automatically increases each year by an amount equal to 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. Our Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 500 shares of common stock upon election as a director of the Company and an automatic grant of 1,000 shares of common stock upon such person’s re-election as a director of the Company, in both instances, at an exercise price equal to the fair value of the common stock on the date of grant.

STOCK PERFORMANCE GRAPH

The following graph compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 3, 2007, with the cumulative total return of (i) the NASDAQ (US Companies) Stock Index and (ii) the NASDAQ Retail Trade Stock Index. The measurement points are the trading day closest to the last day of our respective fiscal year. The information in this graph is based on historical data and is not necessarily indicative of future performance.

	2001	2002	2003	2004	2005	2006
E Com Ventures, Inc.	100.00	92.25	350.00	362.25	419.00	586.25
NASDAQ US Stock Market Index	100.00	69.76	108.57	107.39	122.32	131.25
NASDAQ Retail Trade Stocks	100.00	81.35	119.27	142.83	154.85	168.41

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below are derived from the consolidated financial statements of the Company. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and the Company’s Consolidated Financial Statements and related Notes.

Our fiscal year results are based on a fifty-two or fifty-three week retail calendar ending on the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 2006 refers to the fiscal year that began on January 29, 2006 and ended on February 3, 2007. With the exception of fiscal year 2006, all fiscal years presented below contain fifty-two weeks. Fiscal year 2006 contains fifty-three weeks. Our comparable store sales relate to retail stores that have been open for one year or more. For fiscal year 2006, this comparison has been adjusted to a fifty-two week basis.

	FISCAL YEAR ENDED
	FEBRUARY 3, 2007	JANUARY 28, 2006	JANUARY 29, 2005	JANUARY 31, 2004	FEBRUARY 1, 2003
	(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
Net sales, retail division	$229,783	$215,841	$201,425	$198,479	$199,369
Net sales, wholesale division	13,826	17,853	23,578	14,089	2,145

Total net sales	243,609	233,694	225,003	212,568	201,514

Gross profit, retail division	102,975	95,354	90,049	81,923	84,159
Gross profit, wholesale division	954	1,147	1,288	1,454	435

Total gross profit	103,929	96,501	91,337	83,377	84,594

Selling, general and administrative expenses	88,699	80,840	78,835	82,890	76,841
Provision for receivables from affiliate	—	—	—	—	1,961
Depreciation and amortization	4,863	5,156	5,875	6,103	6,024
Expenses incurred in connection with change of control	—	—	—	4,931	—

Total operating expenses	93,562	85,996	84,710	93,924	84,826

Income (loss) from operations	10,367	10,506	6,627	(10,547)	(232)
Other income (expense)
Interest expense	(4,495)	(3,878)	(3,326)	(2,153)	(1,883)
Realized loss on investments	—	—	—	(172)	(711)

Income (loss) before income taxes	5,872	6,628	3,301	(12,872)	(2,826)
Income tax (provision) benefit	(1,350)	7,637	(150)	—	—

Net income (loss)	$4,522	$14,265	$3,151	$(12,872)	$(2,826)

Weighted average shares outstanding:		—
Basic	3,000,471	2,949,146	2,832,107	2,454,340	2,528,326
Diluted	3,505,890	3,463,480	3,001,844	2,454,340	2,528,326

Basic net income (loss) per share	$1.51	$4.84	$1.11	$(5.24)	$(1.12)
Diluted net income (loss) per share	$1.42	$4.23	$1.06	$(5.24)	$(1.12)

BALANCE SHEET DATA:
Working capital (deficiency)	$11,330	$12,530	$2,240	$(9,090)	$1,804
Total assets	125,749	113,956	107,817	92,463	103,423
Long-term debt, less current portion	12,553	12,898	12,972	7,746	7,752
Total shareholders’ equity	37,571	32,239	15,060	10,222	21,853

SELECTED OPERATING DATA:
Number of stores open at end of period	267	239	223	232	238
Comparable store sales increase	2.3%	5.8%	1.8%	1.1%	10.2%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Perfumania’s retail division accounts for most of our net sales and gross profit. Perfumania’s overall profitability depends principally on our ability to purchase a wide assortment of merchandise at favorable prices, attract customers and successfully conclude retail sales. Other factors affecting our profitability include general economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effect of special promotions offered by Perfumania.

The following table sets forth selected items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

PERCENTAGE OF NET SALES

	FISCAL YEAR
	2006	2005	2004
Total net sales	100.0%	100.0%	100.0%

Total gross profit	42.7	41.3	40.6

Selling, general and administrative expenses	36.4	34.6	35.0
Depreciation and amortization	2.0	2.2	2.6

Total operating expenses	38.4	36.8	37.6

Income from operations	4.3	4.5	2.9

Other expense:
Interest expense	(1.8)	(1.7)	(1.5)

Income before income taxes	2.5	2.8	1.5
Income tax (provision) benefit	(0.6)	3.3	(0.1)

Net income	1.9%	6.1%	1.4%

FORWARD LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations and refinance our credit facility on acceptable terms, our ability to comply with the covenants in our credit facility, general economic conditions including the level of discretionary spending by consumers, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the consummation of the proposed merger with Model, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the Securities and Exchange Commission (the “SEC”), including the Risk Factors included in this Annual Report on Form 10-K. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

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

We consider an accounting policy to be critical if it is both important to the portrayal of the Company’s financial condition and results, and requires significant judgment and estimates by management in its application. We have identified certain accounting policies that we consider critical to our business and our results of operations and have provided below additional information on those policies.

Inventory Adjustments and Writeoffs

Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost basis. We review our inventory on a regular basis for excess and potentially slow moving inventory based on prior sales, forecasted demand, historical experience and through specific identification of obsolete or damaged merchandise and we record adjustments to reduce the carrying value of inventory to the lower of cost or market in accordance with our assessment. If there are material changes to these estimates, additional writeoffs could be necessary. Inventory shrinkage is estimated and accrued between physical inventory counts.

Impairment of Long-Lived Assets

When events or changes in circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Inherent in this process is significant management judgment as to the projected cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Factors that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant negative industry or economic trend. Judgments are also made as to whether under-performing stores should be closed. Even if a decision has been made not to close an under-performing store, the assets at that store may be impaired. If there are material changes to these judgments or estimates, additional charges could be necessary.

Valuation of Deferred Tax Assets

Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that a portion of these assets will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes, and other relevant factors. The range of possible judgments relating to the valuation of our deferred tax assets is very wide. Significant judgment is required in making these assessments, and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable.

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Management Overview

During fiscal year 2006 the Company realized its third consecutive year of net income. The Company has achieved this as a result of increasing sales, improving product mix and selection, opening new stores and closing underperforming stores. In addition to the improvements resulting from these actions, the Company has focused on increasing the average number of transactions per hour, average dollar sale per transaction and number of units per transaction at the retail level to generate increased sales and reduce expenses as a percentage to total sales. Despite the improved results the Company has an accumulated deficit of approximately $33.0 million at February 3, 2007.

The Company’s goal is to continue to increase the number of its stores, either by opening new locations or by the acquisition of smaller fragrance retailers. The Company believes there are numerous opportunities for retail store locations domestically and is focused on expansion in markets where the Company already has a presence or by expanding into new geographic regions where the population density and demographics will support a cluster of stores.

Revenues:

	For the year ended
	($ in thousands)
	February 3, 2007	Percentage of Revenues	January 28, 2006	Percentage of Revenues	Percentage Increase (Decrease)
Retail	$229,783	94.3%	$215,841	92.4%	6.5%

Wholesale	13,826	5.7%	17,853	7.6%	(22.6%)

Total Revenues	$243,609	100.0%	$233,694	100.0%	4.2%

In fiscal year 2006 total revenue increased by $9.9 million or 4.2%. Total retail sales increased by $13.9 million or 6.5%, of which 1.3% related to the fifty-third week of fiscal year 2006. Excluding the effect of the fifty-third week in fiscal year 2006, total retail sales increased 5.2%, which included comparable store sales increases of 2.3%. Comparable store sales measure the sales from stores that have been open for one year or more. Comparable store sales growth percentages were calculated excluding the extra week of fiscal year 2006. The average number of stores operated increased from 234 during fiscal year 2005 to 250 in fiscal year 2006. Retail sales during fiscal year 2006 were improved by the greater availability of merchandise brands, quantity of product and more competitive retail prices offered to our customers which resulted in increases in our number of customer transactions and average dollar sale per transaction. In addition, we increased the retail selling prices on selected merchandise.

Wholesale sales decreased by $4.0 million or 22.6% as demand for certain wholesale products were less than anticipated and less than the prior year. Virtually all wholesale sales are made to Quality King Fragrances, a subsidiary of Model. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King Fragrances.

Cost of Goods Sold:

Cost of goods sold include the cost of merchandise sold, inventory shortage and valuation adjustments , and freight charges.

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006	Percentage Increase (Decrease)
Retail	$126,808	$120,487	5.2%

Wholesale	12,872	16,706	(23.0%)

Total cost of goods sold	$139,680	$137,193	1.8%

Gross Profit:

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006	Percentage Increase (Decrease)
Retail	$102,975	$95,354	8.0%

Wholesale	954	1,147	(16.8%)

Total gross profit	$103,929	$96,501	7.7%

Gross profit for the retail division increased principally from higher retail sales as noted above. Total gross profit increased as a result of higher sales and gross profit in the retail division offset by the lower sales and lower gross profit in the wholesale division. In calculating gross profit, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses.

Gross Profit Margin Percentages:

	For the year ended
	February 3, 2007	January 28, 2006
Retail	44.8%	44.2%
Wholesale	6.9%	6.4%

Gross profit margin	42.7%	41.3%

The increase in gross margin on retail sales resulted principally from increases in retail selling prices on selected merchandise as well as lower cost of merchandise realized over the past twelve months.

Operating Expenses:

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies and other administrative expenses.

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006	Percentage Increase (Decrease)
Selling, general and administrative	$88,700	$80,839	10.0%

Depreciation and amortization	4,863	5,156	(5.7%)

Total operating expenses	93,563	85,995	8.8%

Income from operations	$10,367	$10,506	(1.3%)

The majority of our selling, general and administrative expenses relate to the retail division. The increase in selling, general and administrative expenses is attributable primarily to the increase in the number of new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. As a percentage of retail sales, selling and administrative expenses increased from 37.4% to 38.6%, largely due to the opening of these new stores. In fiscal 2006, the 36 new stores that were opened in the aggregate negatively impacted income from operations, in part as a result of lower than expected sales, whereas in fiscal 2005, the 23 new stores opened in that year in the aggregate contributed positive income from operations. Also, in fiscal 2006 we accrued $0.8 million for the settlement of a legal complaint filed against the Company.

Depreciation and amortization expenses in fiscal year 2006 were reduced by $0.3 million from fiscal year 2005 primarily as a result of property and equipment associated with older retail stores and software costs associated with year 2000 upgrades that have become fully amortized.

Other Expenses:

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006	Percentage Increase
Interest expense	$4,495	$3,877	15.9%

The increase in interest expense is due to higher interest rates in 2006 compared with 2005, as the average balance on the Company’s credit facility decreased and the balance on the subordinated convertible note payable to affiliates was unchanged. The interest rate on the majority of the Company’s borrowings are at variable rates.

Income Tax (Provision) Benefit:

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006	Percentage Increase
Income tax (provision) benefit	$(1,350)	$7,637

In fiscal year 2006, management determined that it is more likely than not that certain deferred tax assets of the Company’s Puerto Rican subsidiary, which previously had a full valuation allowance, will be realized. Accordingly, the reversal of the valuation allowance on these assets of approximately $2.7 million has been reflected as a benefit in the tax provision for fiscal year 2006. Also, in fiscal year 2006, the Company recorded an adjustment to the net operating losses of its Puerto Rican subsidiary of approximately $1.8 million as a result of an ongoing Puerto Rican tax audit, which resulted in a decrease to the gross deferred tax asset for the Puerto Rican net operating loss but also resulted in a corresponding decrease to the valuation allowance for this item.

Income tax benefits recorded in fiscal year 2005 resulted from management’s assessment that it was more likely than not that the Company would realize the benefit of certain deferred tax assets. The prior year’s valuation allowance was reduced by approximately $11.9million during the year ending January 28, 2006 due to management’s determination that approximately $10.3 million of the Company’s deferred tax assets would be utilized. As a result of the reversal of the valuation allowance from the prior fiscal year, a net tax benefit of $7.6 million was reflected in our financial statements for fiscal year 2005.

FISCAL YEAR 2005 COMPARED TO FISCAL YEAR 2004

Revenues:

	For the year ended
	($ in thousands)
	January 28, 2006	Percentage of Revenues	January 29, 2005	Percentage of Revenues	Percentage Increase (Decrease)
Retail	$215,841	92.4%	$201,425	89.5%	7.2%

Wholesale	17,853	7.6%	23,578	10.5%	(24.3%)

Total Revenues	$233,694	100.0%	$225,003	100.0%	3.9%

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

Wholesale sales decreased by $5.7 million or 24.3% as demand for certain wholesale products were less than anticipated and less than the prior year. All wholesale sales are made to Quality King Fragrance, a subsidiary of Model. The Company, through its supplier relationships, is able to obtain certain merchandise at better prices and quantities than Quality King Fragrance.

Cost of Goods Sold:

Cost of goods sold include the cost of merchandise sold, inventory shortage and valuation adjustments, and freight charges.

	For the year ended
	($ in thousands)
	January 28, 2006	January 29, 2005	Percentage Increase (Decrease)
Retail	$120,487	$111,376	8.2%

Wholesale	16,706	22,291	(25.1%)

Total cost of goods sold	$137,193	$133,667	2.6%

Gross Profit:

	For the year ended
	($ in thousands)
	January 28, 2006	January 29, 2005	Percentage Increase (Decrease)
Retail	$95,354	$90,049	5.9%

Wholesale	1,147	1,288	(10.9%)

Total gross profit	$96,501	$91,337	5.7%

Gross profit for the retail division increased principally as a result of lower cost of inventory purchases and marginal adjustments to sales prices. Total gross profit increased as a result of higher sales and profit margins in the retail division offset by lower sales and higher profit margins in the wholesale division. In calculating gross profit, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses.

Gross Profit Margin Percentages:

	For the year ended
	January 28, 2006	January 29, 2005
Retail	44.2%	44.7%
Wholesale	6.4%	5.6%

Gross profit margin	41.3%	40.6%

The decrease in gross margin on retail sales resulted principally from price reductions during our promotional events which contributed to the increase in our retail sales.

Operating Expenses:

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies and other administrative expenses.

	For the year ended
	($ in thousands)
	January 28, 2006	January 29, 2005	Percentage Increase (Decrease)
Selling, general and administrative	$80,839	$78,835	2.5%

Depreciation and amortization	5,156	5,875	(12.2%)

Total operating expenses	85,995	84,710	1.5%

Income from operations	$10,506	$6,627	58.5%

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

Other Expense:

	For the year ended
	($ in thousands)
	January 28, 2006	January 29, 2005	Percentage Increase
Interest expense	$3,878	$3,326	16.6%

Loss on investments	—	—	—

Total other expense	$3,877	$3,326	16.6%

The increase in interest expense is from the higher average loan balance on our revolving line of credit used to fund quicker payments of non-affiliates accounts payable to obtain better prices and to increase product purchases to fulfill higher retail sales. In addition, the Company’s average effective interest rate in fiscal year 2005 was 6.6% compared with 4.7% in fiscal year 2004.

Income Tax Benefit (Provision):

	For the year ended
	($ in thousands)
	January 28, 2006	January 29, 2005	Percentage Increase
Income tax benefit (provision)	$7,637	$(150)	—

Income tax benefits recorded in fiscal year 2005 resulted from management’s assessment that it was more likely than not that the Company would realize the benefit of certain deferred tax assets. The prior year’s valuation allowance was reduced by approximately $11.9 million as of January 28, 2006 due to management’s determination that approximately $10.3 million of the Company’s deferred tax assets, primarily related to its United States operations, would be utilized. As a result of the reversal of the valuation allowance from the prior fiscal year, a net tax benefit of $7.6 million has been reflected for the year.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements for operating purposes are to fund Perfumania’s inventory purchases, open new stores and renovate existing stores. During fiscal years 2006 and 2005, we financed these requirements primarily through cash flows from operations, borrowings under our line of credit and credit terms from our vendors, including extended terms from our affiliates.

A summary of our cash flows for the year ended February 3, 2007 is as follows (in thousands):

Summary Cash Flow Information:
Cash provided by operating activities	$2,625
Cash used in investing activities	(9,797)
Cash provided by financing activities	7,194

Increase in cash and cash equivalents	22

Cash and cash equivalents, January 28, 2006	1,261

Cash and cash equivalents. February 3, 2007	$1,283

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. As of February 3, 2007, $26.9 million was outstanding under the line of credit and $15.6 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. In December 2006, the credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In May 2007, the fixed charge covenant and the covenant concerning the limitation on capital expenditures were amended with an effective date of February 1, 2007. As a result of these modifications, Perfumania was in compliance with all covenant requirements as of February 3, 2007.

In March 2004, the Nussdorfs provided a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bore interest at the prime rate plus 1%, required quarterly interest payments and was secured by a security interest in Perfumania’s assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. In December 2004, we issued a Subordinated Convertible Note (the “Note”) in exchange for the $5,000,000 subordinated secured demand loan. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the

Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note was initially payable in January 2007, however it was modified in January 2006 to extend the due date to January 2009. The Note allows the Nussdorfs to convert the Note into shares of our common stock at a conversion price of $11.25, which equals the closing market price of the Company’s common stock on the date the Note was issued.

In fiscal year 2006, net cash provided by operating activities was approximately $2.6 million and was generated primarily by net earnings adjusted for non-cash depreciation and amortization expenses, offset by an increase in our inventory levels. Our inventory levels increased primarily due to the opening of 36 new stores in fiscal year 2006.

Net cash used in investing activities in fiscal year 2006 was approximately $9.8 million. Investing activities generally represent spending for new store openings and the renovation of existing stores. During fiscal year 2006 we opened 36 new stores and remodeled 52 stores. We intend to continue improving the appearance of our existing stores and growing the number of stores. Although no assurance can be given, we anticipate that we will open approximately 40 new stores and remodel up to 50 stores in fiscal year 2007 and expect capital expenditures to be in the range of $10 to $11 million in fiscal year 2007, providing we obtain the necessary consents from our primary lender.

In fiscal year 2006, net cash provided by financing activities was approximately $7.2 million as a result of the increase in our net bank borrowings. The increase was due primarily due to the timing of vendor payments at year-end 2006 compared with 2005. Payments to vendors result in bank borrowings which increases our cash provided by financing activities.

Management believes that Perfumania’s borrowing capacity under its current credit facility, projected cash flows from operations, other short term borrowings and credit terms from vendors will be sufficient to support our working capital needs, capital expenditures and debt service for the foreseeable future. There can be no assurance that management’s plans and expectations will be successful.

Following is a table which provides a summary concerning our future contractual obligations as of February 3, 2007. Certain of these obligations are reflected in our consolidated balance sheet as of February 3, 2007, while others are disclosed as future obligations.

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
Bank line of credit (1)	$29,223	$29,223	—	—	—
Subordinated convertible note payable affiliate (1)	5,925	—	5,925	—	—
Capital lease obligations	14,103	1,238	2,449	2,566	7,850
Operating lease obligations	83,319	16,219	26,183	19,794	21,123

Total	$132,570	$46,680	$34,557	$22,360	$28,973

(1)	Debt amounts include principal maturities and expected interest payments. Rates utilized to determine interest payments for variable rate debt are based on an estimate of future interest rates.

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

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements”. SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. We are currently evaluating the impact that the adoption of SFAS 157 will have on our results of operations, financial position and cash flows.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). “. SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 is effective for fiscal years ending after November 15, 2006. We adopted SAB 108 for fiscal year 2006 and there was no impact on our results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our results of operations, financial position and cash flows.

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

ITEM 7A.	QUANTI TATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We conduct business in the United States where the functional currency of the country is the United States dollar. As a result, we are not at risk to any foreign exchange translation exposure on a prospective basis.

Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under “Liquidity and Capital Resources”. We mitigate interest rate risk by continuously monitoring the interest rates and reacting to changes in LIBOR and prime rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of February 3, 2007 and January 28, 2006, our primary source of funds for working capital and other needs is a line of credit that provides for borrowings up to $60 million.

Of the $39.8 million and $33.4 million of short-term and long-term borrowings on our balance sheet as of February 3, 2007 and January 28, 2006, respectively, approximately 19.9% and 24.6%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate ranging from (a) prime to prime plus 1.25%, or (b) LIBOR plus 2.5% to 3.75% depending on financial ratio tests. For fiscal year 2006, the credit facility bore interest at an average rate of 8.6%. A hypothetical 10% adverse move in interest rates would increase fiscal year 2006 interest expense by approximately $0.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E Com Ventures, Inc.

Sunrise, Florida

We have audited the accompanying consolidated balance sheets of E Com Ventures, Inc. and subsidiaries (the “Company”) as of February 3, 2007 and January 28, 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E Com Ventures, Inc. and subsidiaries as of February 3, 2007 and January 28, 2006, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Certified Public Accountants

Fort Lauderdale, Florida

May 4, 2007

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	FEBRUARY 3, 2007	JANUARY 28, 2006
ASSETS:

Current assets:
Cash and cash equivalents	$1,282,546	$1,260,444
Trade receivables, no allowance required	954,664	819,072
Deferred tax asset-current	2,821,584	5,343,839
Inventories, net	78,427,029	72,976,845
Prepaid expenses and other current assets	3,469,201	950,146

Total current assets	86,955,024	81,350,346

Property and equipment, net	30,213,222	25,308,899
Goodwill	1,904,448	1,904,448
Deferred tax asset-non-current	6,288,032	4,935,161
Other assets, net	388,099	457,627

Total assets	$125,748,825	$113,956,481

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable- non affiliates	$16,748,142	$13,470,670
Accounts payable, affiliates	24,110,130	26,905,433
Accrued expenses and other liabilities	7,502,546	7,973,168
Bank line of credit	26,919,115	20,147,978
Current portion of obligations under capital leases	345,424	322,284

Total current liabilites	75,625,357	68,819,533

Subordinated convertible note payable - affiliate	5,000,000	5,000,000
Long-term portion of obligations under capital leases	7,552,915	7,898,354

Total liabilities	88,178,272	81,717,887

Commitments and contingencies (See Note 11)

Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,950,664 and 3,857,216 shares issued at fiscal year-end 2006 and 2005, respectively	39,507	38,572
Additional paid-in capital	79,069,780	78,260,686
Accumulated deficit	(32,961,790)	(37,483,720)
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)

Total shareholders’ equity	37,570,553	32,238,594

Total liabilities and shareholders’ equity	$125,748,825	$113,956,481

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE FISCAL YEAR ENDED
	February 3, 2007	January 28, 2006	January 29, 2005
Net sales	$243,609,098	$233,694,081	$225,003,201
Cost of goods sold	139,679,477	137,192,922	133,666,605

Gross profit	103,929,621	96,501,159	91,336,596

Operating expenses:
Selling, general and administrative expenses	88,699,388	80,839,776	78,835,103
Depreciation and amortization	4,863,319	5,155,645	5,874,591

Total operating expenses	93,562,707	85,995,421	84,709,694

Income from operations	10,366,914	10,505,738	6,626,902

Other expenses:
Interest expense
Affiliates	(465,798)	(371,458)	(248,124)
Other	(4,028,943)	(3,506,018)	(3,077,497)

	(4,494,741)	(3,877,476)	(3,325,621)

Income before income taxes	5,872,173	6,628,262	3,301,281
Income tax (provision) benefit	(1,350,243)	7,637,000	(150,000)

Net income	$4,521,930	$14,265,262	$3,151,281

Basic net income per common share	$1.51	$4.84	$1.11

Diluted net income per common share	$1.42	$4.23	$1.06

Weighted average number of shares outstanding:
Basic	3,000,471	2,949,146	2,832,107

Diluted	3,505,890	3,463,480	3,001,844

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006 AND JANUARY 29, 2005

	Common Stock		Additional Paid-In	Treasury Stock		Accumulated
	Shares	Amount	Capital	Shares	Amount	Deficit	Total
Balance at January 31, 2004	3,285,758	$32,858	$73,666,193	898,249	$(8,576,944)	$(54,900,263)	$10,221,844

Net income	—	—	—	—	—	3,151,281	3,151,281

Exercise of stock options	548,926	5,489	1,681,395	—	—	—	1,686,884

Balance at January 29, 2005	3,834,684	38,347	75,347,588	898,249	(8,576,944)	(51,748,982)	15,060,009

Net income	—	—	—	—	—	14,265,262	14,265,262

Exercise of stock options	22,532	225	83,507	—	—	—	83,732

Receipt of profits under Section 16(b) of the Exchange Act	—	—	181,591	—	—	—	181,591

Tax benefit from exercise of stock options	—	—	2,242,000	—	—	—	2,242,000

Executive compensation contributed to capital	—	—	406,000	—	—	—	406,000

Balance at January 28, 2006	3,857,216	38,572	78,260,686	898,249	(8,576,944)	(37,483,720)	32,238,594

Net Income	—	—	—	—	—	4,521,930	4,521,930

Exercise of stock options	93,448	935	681,209	—	—	—	682,144

Stock based compensation expense	—	—	64,256	—	—	—	64,256

Tax benefit from exercise of stock options	—	—	63,629	—	—	—	63,629

Balance at February 3, 2007	3,950,664	$39,507	$79,069,780	898,249	$(8,576,944)	$(32,961,790)	$37,570,553

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE FISCAL YEAR ENDED
	February 3, 2007	January 28, 2006	January 29, 2005
Cash flows from operating activities:
Net income	$4,521,930	$14,265,262	$3,151,281
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred income taxes	1,169,243	(8,037,000)	—
Tax benefit from exercise of stock options	63,629	—	—
Excess tax benefit from stock option exercises	(63,629)	—	—
Provision for impairment of assets and store closings	165,847	162,370	313,388
Write-off of inventories	72,051	43,880	373,123
Depreciation and amortization	4,863,319	5,155,645	5,874,591
Stock-based compensation	64,256	—	—
Change in operating assets and liabilities:
Trade receivables	(135,592)	(123,260)	81,374
Inventories	(5,522,236)	5,908,914	(18,425,311)
Prepaid expenses and other current assets	(2,519,055)	199,577	311,770
Other assets	68,850	218,281	(309,799)
Accounts payable, non-affiliate	3,142,103	(4,640,526)	1,651,410
Accounts payable, affiliate	(2,795,303)	3,677,108	5,537,833
Accrued expenses and other liabilities	(470,622)	1,693,674	(2,928,793)

Net cash provided by (used in) operating activities	2,624,791	18,523,925	(4,369,133)

Cash flows from investing activities:
Additions to property and equipment	(9,797,300)	(7,143,201)	(4,148,335)

Net cash used in investing activities	(9,797,300)	(7,143,201)	(4,148,335)

Cash flows from financing activities:
Net borrowings and (repayments) under bank line of credit	6,771,137	(11,380,234)	1,056,185
Principal payments under capital lease obligations	(322,299)	(254,912)	(264,679)
Proceeds from note and interest receivable, shareholder and officer	—	—	327,311
Proceeds from subordinated secured demand loan, affiliate	—	—	5,000,000
Proceeds from exercise of stock options	682,144	83,732	1,686,884
Excess tax benefit from stock option exercises	63,629	—	—
Receipt of profits under
Section 16(b) of the Exchange Act	—	181,591	—

Net cash provided by (used in) financing activities	7,194,611	(11,369,823)	7,805,701

Increase (decrease) in cash and cash equivalents	22,102	10,901	(711,767)
Cash and cash equivalents at beginning of period	1,260,444	1,249,543	1,961,310

Cash and cash equivalents at end of period	$1,282,546	$1,260,444	$1,249,543

Cash paid during the period for:
Interest	$4,379,131	$3,612,573	$3,139,425
Income taxes	$306,963	$200,000	$80,000

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED FEBRUARY 3, 2007, JANUARY 28, 2006 AND JANUARY 29, 2005

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

Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, life style centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States and Puerto Rico. The number of retail stores in operation at February 3, 2007, January 28, 2006, and January 29, 2005 were 267, 239 and 223, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

The Company’s fiscal year ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 2006, 2005 and 2004 refer to the years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively. Fiscal years 2005 and 2004 each contain fifty-two weeks, while fiscal year 2006 contains fifty-three weeks, with the fifty-third week falling in the fiscal fourth quarter.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying consolidated financial statements relate to inventory write-offs to reduce inventory, self-insured health care accruals, long-lived asset impairments and estimated useful lives of property and equipment. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of E Com Ventures, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

REVENUE RECOGNITION

Revenue from wholesale transactions is recorded upon shipment of inventory when risk of ownership and title transfers to the buyer. Revenue from store sales is recorded, net of discounts, at the point of sale. Revenue from Internet sales is recognized at the time products are delivered to customers. Shipping and handling revenue from our Internet sales are included as a component of net sales. Revenue from gift certificates and store merchandise credits is recognized at the time of redemption. Returns of store and Internet sales are allowed within 30 days of purchase.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

INVENTORIES

Inventories, consisting of finished goods, are stated at the lower of cost or market with cost being determined on a weighted average method. The cost of inventory includes product cost and freight charges. Writeoffs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise. Inventory shrinkage is estimated and accrued between physical inventory counts.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation for property and equipment, which includes assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including renewal periods that are reasonably assured, or the estimated useful lives of the improvements, generally ten years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are reflected in operations.

GOODWILL

Goodwill represents the excess purchase price paid over net assets of businesses acquired resulting from the application of the purchase method of accounting. Goodwill is not amortized but is tested annually for impairment at the end of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. No impairment was identified as a result of the annual tests in fiscal years 2006, 2005, and 2004.

OTHER INTANGIBLE ASSETS

Other intangible assets include store design, real estate leases and non-compete agreements which were recorded based upon their relative fair values at the date of acquisition as determined by management. Other intangible assets do not include goodwill. The amortization of intangible assets totaled approximately $140,000, and $232,000 in fiscal years 2005 and 2004, respectively. There was no amortization of intangible assets during fiscal year 2006 as all intangible assets with finite lives were fully amortized as of the beginning of the fiscal year.

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

BASIC AND DILUTED NET INCOME PER COMMON SHARE

Basic net income per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes, in periods in which they are dilutive, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years.

Basic and diluted net income per common share are computed as follows:

	FISCAL YEAR
	2006	2005	2004
Numerator:
Net income- basic	$4,521,930	$14,265,262	$3,151,281
Add: interest on convertible note	465,798	371,458	44,131

Net income - diluted	$4,987,728	$14,636,720	$3,195,412

Denominator:
Weighted average number of shares for basic net income per share	3,000,471	2,949,146	2,832,107
Options to purchase common stock	60,975	69,890	105,024
Convertible note	444,444	444,444	64,713

Denominator for dilutive net income per share	3,505,890	3,463,480	3,001,844

Basic net income per common share	$1.51	$4.84	$1.11

Diluted net income per common share	$1.42	$4.23	$1.06

Excluded from the above computations of weighted-average shares for diluted earnings per share were options to purchase 4,504 shares, 5,256 shares and 86,256 shares of common stock for fiscal years 2006, 2005 and 2004, respectively, because the exercise price was greater than the average market price of the Company’s common stock during the period and, therefore, the effect is antidilutive. The convertible note was issued in December 2004. See further discussion at Note 6.

ASSET IMPAIRMENT

Whenever events or changes in circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level.

STOCK BASED COMPENSATION

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 585,000 options have been granted and 149,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All options are fully vested.

Effective January 29, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), as interpreted by the Securities and Exchange Commission in Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options. SFAS No. 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation expense had only been recorded in the consolidated financial statements for any stock options granted below fair market value of the underlying stock as of the date of grant.

The Company adopted the modified prospective transition method provided for under SFAS No. 123R and accordingly, prior period results have not been retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new stock options granted on or after January 29, 2006 based on the grant date fair value determined under the provisions of SFAS No. 123R and (ii) all unvested stock options granted prior to January 29, 2006 based on the grant date fair value as determined under the provisions of SFAS No. 123. Results for prior periods have not been restated, as provided for under the modified prospective transition method.

Beginning in fiscal 2006, the Company has presented the cash flows resulting from tax deductions in excess of the cumulative compensation cost recognized for stock options exercised on or after January 29, 2006 (“excess tax benefit”) as a financing activity in the consolidated statements of cash flows as required by SFAS No. 123R. Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits resulting from stock option exercises as an operating activity in the consolidated statements of cash flows. For the fiscal year ended February 3, 2007, the excess tax benefit from stock option exercises of approximately $64,000 was presented in financing activities in the Company’s consolidated statements of cash flows.

The Company has calculated the amount of excess tax benefit that is available to offset future write-offs of deferred tax assets, or additional paid-in-capital pool (“APIC Pool”), in accordance with paragraph 81 of SFAS No. 123R. Accordingly, the Company tracks each stock option award granted after January 2003 on an employee-by-employee basis and on a grant-by-grant basis to determine whether there is a tax benefit situation or tax deficiency situation for each such award. The Company then compares the fair value expense to the tax deduction received for each stock option grant and aggregates the benefits and deficiencies, which have the effect of increasing or decreasing, respectively, the APIC Pool. Should the amount of future tax deficiencies be greater than the available APIC Pool, the Company will record the excess as income tax expense in its consolidated statements of operations.

During fiscal year 2006, the Company recognized pre-tax compensation expense of approximately $64,000, or $0.02 per share of basic and fully diluted income per common share, in the consolidated statement of operations for stock options granted during fiscal year 2006. All of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company’s consolidated statement of operations.

The following table illustrates the pro forma effects on net income and net income per common share in fiscal year 2005 and 2004 had compensation expense been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS No. 123 (in thousands except per share amounts).

	FISCAL YEAR
	2005	2004
Net income, as reported	$14,265	$3,151
Add: Total stock-based employee compensation expense included in reported net income, net of tax	—	—
Deduct: Total stock-based employee compensation expense determined under fair market value based method, net of tax	(883)	(95)

Proforma net income	$13,382	$3,056

Net income per common share-basic:
As reported	$4.84	$1.11
Stock based compensation	(0.30)	(0.03)

Proforma	$4.54	$1.08

Net income per common share-diluted:
As reported	$4.23	$1.06
Stock based compensation	(0.26)	(0.03)

Proforma	$3.97	$1.03

Disclosure for fiscal year 2006 is not presented because the stock-based compensation amounts are recognized in the accompanying consolidated financial statement.

The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	FISCAL YEAR
	2006	2005	2004
Expected life (years)	5	7	7
Expected stock price volatility	173%	164%	168%
Risk-free interest rates	4.39%	3.88%	4.08%
Expected dividend yield	0%	0%	0%

The expected life of the options represents the estimated period of time until exercise and is based on historical experience of similar awards, giving consideration to the contractual terms, vesting schedules and expectations of future employee behavior. The expected stock price volatility is estimated using the historical volatility of the Company’s stock. The risk-free interest rate is based on the implied yield available on U.S. Treasury zero coupon issues with a term equal to the option’s expected life. The Company has not paid dividends in the past and does not intend to in the foreseeable future.

For the purposes of the proforma presentation of employee stock-based compensation expense, the Company currently amortizes the expense over the related vesting period. The weighted average estimated fair values of options granted during fiscal year 2006, 2005, and 2004 were $21.42, $12.09 and $10.87 per share, respectively. The fair value of options that vested during fiscal years 2006, 2005 and 2004 was approximately $36,000, $1,338,000 and $67,000, respectively.

PRE-OPENING EXPENSES

Pre-opening expenses related to new stores are expensed as incurred.

SHIPPING AND HANDLING FEES AND COSTS

Income generated from shipping and handling fees is classified as revenues. The Company classifies the costs related to shipping and handling as cost of goods sold. The income and cost associated with shipping and handling when combined is immaterial.

ADVERTISING COSTS

Advertising expense for the fiscal years 2006, 2005 and 2004 was approximately $2,679,000, $1,650,000 and $1,441,000, respectively, and is charged to expense when incurred. There was no cooperative advertising amounts received from vendors for fiscal years 2006 and 2005. In fiscal year 2004 the Company received $200,000 in cooperative advertising amounts which was recorded as an offset to advertising expense.

RENT EXPENSE

Perfumania leases retail stores under operating leases. Minimum rental expenses are recognized over the term of the lease on a straight-line basis. For purposes of recognizing minimum rental expenses, the Company uses the date of initial rent commencement to begin amortization.

For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in accrued expenses on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.

Certain leases provide for contingent rents, which are primarily determined as a percentage of gross sales in excess of specified levels and are not measurable at inception. The Company records a contingent rent liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved or when management determines that achieving the specified levels during the fiscal year is probable.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact that the adoption of FIN 48 will have on its results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157 (“SFAS No. 157”), “Fair Value Measurements”, which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS No. 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS No. 157 is effective for financial statements issued in fiscal years beginning after November 15, 2007. The Company is currently in the process of evaluating the effect, if any, the adoption of SFAS No. 157 will have on its results of operations, financial position and cash flows.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB No. 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB No. 108 requires that registrants quantify errors using both a balance sheet (iron curtain) approach and an income statement (rollover) approach then evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 for fiscal 2006 and there was no material effect on its results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS 159 (“SFAS No. 159”), “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. The Company is currently evaluating the impact that the adoption of SFAS 159 will have on its results of operations, financial position and cash flows.

NOTE 3 - NON-CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities:

	FISCAL YEAR
NON-CASH TRANSACTIONS	2006	2005	2004
Equipment and building acquired under capital leases	$—	$259,430	$463,525
Subordinated debt exchanged for subordinated convertible note payable, affiliate	—	—	5,000,000
Compensation cost for President and Chief Executive Officer contributed to capital	—	406,000	—
Accounts payable for property and equipment	135,369	—	—

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of:

	February 3, 2007	January 28, 2006	Estimated Useful Lives (In Years)
Furniture, fixtures and equipment	$30,146,067	$27,595,254	5-7
Leasehold improvements	35,767,650	30,307,293	shorter of 10 years or lease term
Equipment under capital leases	330,293	330,293	shorter of 5 years or lease term
Building under capital lease	8,188,945	8,188,945	15

	74,432,955	66,421,785
Less:
Accumulated depreciation and amortization	(44,219,733)	(41,112,886)

	$30,213,222	$25,308,899

Depreciation and amortization expense for fiscal years 2006, 2005, and 2004 was $4,863,319, $5,155,645, and $5,874,591, respectively. Accumulated depreciation for building and equipment under capital leases was $2,151,657 and $1,475,817 as of February 3, 2007 and January 28, 2006, respectively.

See Note 11 for further discussion of capital leases.

NOTE 5 - RELATED PARTY TRANSACTIONS

Effective January 30, 2004, Ilia Lekach, the Company’s then Chairman of the Board and Chief Executive Officer, IZJD Corp. and Pacific Investment Group Inc., each of which are wholly-owned by Mr. Lekach and Deborah Lekach, Mr. Lekach’s wife (collectively, “Lekach”), entered into the Nussdorf Option Agreement, with Stephen Nussdorf and Glenn Nussdorf (the “Nussdorfs”), pursuant to which the Nussdorfs were granted options to acquire up to an aggregate 720,954 shares of the Company’s common stock beneficially owned by Lekach, for a purchase price of $12.70 per share exercisable in specified installments.

Effective February 10, 2004, Mr. Lekach’s employment with the Company was terminated and Mr. Lekach ceased serving as an employee and officer of the Company. In addition, on February 10, 2004, Mr. Lekach resigned from the Board of Directors and Stephen L. Nussdorf was appointed the Company’s Chairman of the Board and Michael W. Katz was appointed the Company’s President and Chief Executive Officer.

As of April 26, 2004, Mr. Lekach exercised stock options to acquire 318,750 common shares resulting in proceeds to the Company of approximately $851,000 and the Nussdorfs acquired 595,954 shares from Mr. Lekach pursuant to the Nussdorf Option Agreement. Mr. Lekach had stock options for another 125,000 shares, which were required to be issued to Mr. Lekach by the Company pursuant to the terms of his employment agreement as a consequence of the change of control. These 125,000 options were only to be issued by the Company to Mr. Lekach upon approval of an amendment to the Company’s 2000 Stock Option Plan. Such amendment was approved at a special meeting of the Company’s shareholders on April 29, 2004. Proceeds to the Company were $500,000 when Mr. Lekach exercised the 125,000 options. The Nussdorfs exercised their option to acquire the remaining 125,000 shares from Mr. Lekach subject to the Nussdorf Option Agreement. The Nussdorfs own an aggregate 1,113,144 shares or approximately 36% of the total number of shares of the Company’s common stock as of February 3, 2007, excluding shares issuable upon conversion of the Convertible Note discussed below in Note 6.

The Nussdorfs are officers and principals of Model Reorg, Inc. (“Model”) and its affiliate, Quality King Distributors, Inc. (“Quality King”) and their subsidiaries, including Quality King Fragrances, Inc. Model is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz is an executive of Model and Quality King and the Company’s principal shareholders, Stephen Nussdorf, the Chairman of the Company’s Board of Directors and Glenn Nussdorf, his brother, are shareholders and executives of Model and Quality King. During fiscal year 2006, the Company purchased approximately $32,385,000 of merchandise from Model and its subsidiaries, representing approximately 23% of the Company’s total purchases, and sold approximately $13,624,000 of different merchandise to Model and its subsidiaries, which represented 99% of the Company’s wholesale sales. There were approximately $30,547,000 and $39,317,000 of purchases from Model and its subsidiaries and approximately $17,853,000 and $23,570,000 of merchandise sales to Model and its subsidiaries during fiscal years 2005 and 2004 respectively. The wholesale sales made to Model and its subsidiaries result from the Company’s supplier relationships and its ability to obtain certain merchandise at better prices and in greater quantities than Model and its subsidiaries is able to achieve. The amounts due to Model and its subsidiaries at February 3, 2007 and January 28, 2006, were approximately $16,897,000 and $17,240,000 respectively. Accounts payable due to Model and its subsidiaries are non-interest bearing and are included in the accounts payable affiliates in the accompanying consolidated balance sheets.

In a letter dated November 10, 2006, the Company’s Board of Directors received a merger offer from Model. Pursuant to the terms of the proposed offer, Model would be merged into a newly formed wholly-owned subsidiary of the Company in exchange for the issuance of approximately 6.4 million shares of the Company’s common stock. In addition, prior to the merger, an unspecified amount of inter-company obligations due from Model to its affiliate, Quality King, may be converted into a note payable or preferred stock of Model. Any Model preferred shares would be converted into preferred shares of the Company in connection with the merger. The proposed offer specifies that it is based upon a 20% premium to the Company’s common stock closing price as of November 9, 2006 of $13.94, or an effective price of $16.73 per share. Following the merger, the Nussdorfs would own in the aggregate approximately 80% of the Company (assuming the conversion of the Company’s subordinated note held by them). The proposed offer, by its terms, is subject to numerous conditions, including approval by a special committee of the Company’s Board, comprised of independent directors, and approval by a majority of the disinterested shareholders of the Company. A special committee of the Company’s Board has been formed to review and evaluate the proposed offer.

Purchases of products from Parlux Fragrances, Inc. (“Parlux”) amounted to approximately $17,644,000, $23,004,000, and $38,360,000 in fiscal years 2006, 2005 and 2004, representing approximately 12%, 18% and 20%, respectively, of the Company’s total purchases. In fiscal year 2006, Parlux sold all 378,102 shares of the Company’s common stock that it had previously owned. Until February 2007, Ilia Lekach served as the Chairman of the Board of Directors and Chief Executive Officer of Parlux. The amount due to Parlux on February 3, 2007 and January 28, 2006, was approximately $7,213,000 and $9,666,000, respectively. Accounts payable due to Parlux are non-interest bearing. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

The amounts due to Parlux are included in the accounts payable affiliates in the accompanying consolidated balance sheets. Glenn Nussdorf has filed beneficial ownership forms with the SEC indicating that he has acquired approximately 12% of Parlux’s outstanding common stock. In February 2007, Mr. Nussdorf reached an agreement with Parlux which called for equal representation in Parlux’s Board of Directors by the then current independent directors and Mr. Nussdorf’s nominees. Accordingly, Mr. Nussdorf’s three nominees were appointed to the Parlux Board, and one of these Board members currently serves as Parlux’s Interim Chief Executive Officer.

NOTE 6 - BANK LINE OF CREDIT AND NOTES PAYABLE

The bank line of credit and notes payable consist of the following:

	February 3, 2007	January 28, 2006
Bank line of credit, interest payable monthly, secured by a pledge of substantially all of Perfumania’s assets	$26,919,115	$20,147,978

Subordinated convertible note payable affiliate - long term	$5,000,000	$5,000,000

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. As of February 3, 2007, $26.9 million was outstanding under the line of credit and $15.6 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. In December 2006, the credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In May 2007, the fixed charge covenant and the covenant concerning the limitation on capital expenditures were amended with an effective date of February 1, 2007. As a result of these modifications, Perfumania was in compliance with all covenant requirements as of February 3, 2007.

In March 2004, the Nussdorfs provided a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan required quarterly interest payments at the prime rate plus 1%. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. On December 9, 2004, the Company issued a Subordinated Convertible Note (the “Convertible Note”) in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note was originally payable in January 2007 however it was modified in January 2006 to extend the due date to January 2009. The Note allows the Nussdorfs to convert the Convertible Note into shares of the Company’s common stock at a conversion price of $11.25, which equals the closing market price of the Company’s common stock on the date of the exchange.

NOTE 7 - IMPAIRMENT OF ASSETS

The Company recognized non-cash impairment charges relating to its retail locations that were either closed or identified for closure of approximately $0.2 million, $0.2 million and $0.3 million during fiscal years 2006, 2005 and 2004, respectively. These charges were determined based on the difference between the carrying amounts of the assets, representing primarily fixtures and leasehold improvements, at particular store locations and the fair values of the assets on a store-by-store basis. The estimated fair values are based on anticipated future cash flows discounted at a rate commensurate with the risk involved. These impairment losses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 8 - INCOME TAXES

The income tax (provision) benefit is comprised of the following amounts:

	FISCAL YEAR ENDED
	February 3, 2007	January 28, 2006	January 29, 2005
Current:
Federal	$(90,000)	$(200,000)	$(75,000)
State	(91,000)	(200,000)	(75,000)

	(181,000)	(400,000)	(150,000)

Deferred:
Federal	(1,805,038)	7,199,000	—
State	(210,205)	838,000	—
Foreign	846,000	—	—

	(1,169,243)	8,037,000	—

Income tax

(provision) benefit	$(1,350,243)	$7,637,000	$(150,000)

The income tax (provision) benefit differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

	FISCAL YEAR ENDED
	February 3, 2007	January 28, 2006	January 29, 2005
(Expense) benefit at federal statutory rates	$(1,996,539)	$(2,253,609)	$(1,122,436)
Non-deductible expenses	(23,156)	(18,000)	(33,152)
Change in valuation allowance	2,730,392	9,675,699	210,556
Adjustment to net operating loss	(1,763,853)	—	—
Other	(297,087)	232,910	795,032

Income tax (provision) benefit	$(1,350,243)	$7,637,000	$(150,000)

Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities as follows:

	FISCAL YEAR ENDED
	February 3, 2007	January 28, 2006
Assets:
Net operating loss & tax credit carryforwards	$1,882,860	$3,755,471
Puerto Rican net operating loss carryforwards	845,558	2,730,392
Capital loss carryforward	1,571,773	1,571,773
Inventories	946,663	1,008,025
Property and equipment	4,673,680	4,688,345
Goodwill	143,643	246,816
Self insured reserves and other	617,212	580,343

Total deferred tax assets	10,681,389	14,581,165
Valuation allowance	(1,571,773)	(4,302,165)

Net deferred tax assets	$9,109,616	$10,279,000

The Company previously recorded a full valuation allowance related to the deferred tax assets of its Puerto Rican subsidiary as realization of these assets was not more likely than not. In fiscal year 2006, management determined that it is more likely than not that these assets will be realized. As a result, the reversal of the valuation allowance on these deferred tax assets of approximately $2.7 million has been reflected as a benefit in the tax provision for fiscal year 2006. In addition, in fiscal year 2006, the Company recorded an adjustment to the net operating losses of its Puerto Rican subsidiary of approximately $1.8 million as a result of an ongoing Puerto Rico tax audit.

Prior to fiscal year 2005, the Company previously recorded a full valuation allowance related to its deferred tax assets as realization of these assets was not more likely than not. In fiscal year 2005, management determined that it was more likely than not that certain of the Company’s deferred tax assets, primarily related to its United States operations, would be realized. As a result, the reversal of the valuation allowance of approximately $9.7 million was reflected as a benefit in the tax provision for fiscal year 2005. In addition, the reversal of approximately $2.2 million of valuation allowance related to the exercise of stock options was recorded in the consolidated statements of changes in shareholders’ equity.

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependant upon generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax assets and projected future taxable income. Based on these considerations, and the carry-forward availability of the deferred tax assets, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets. The Company’s United States and Puerto Rican net operating loss carryforwards begin to expire in 2019 and 2009, respectively.

NOTE 9 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of February 3, 2007, no preferred stock had been issued.

TREASURY STOCK

From time to time the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of February 3, 2007, the Company had repurchased approximately 898,000 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal years 2006 or 2005.

STOCK OPTION PLANS

The Company currently has two plans which provide for equity-based awards to its employees and directors. Pursuant to the 2000 Stock Option Plan (the “Stock Option Plan”) and 2000 Directors Stock Option Plan (the “Directors Plan”) (collectively, the “Plans”), 375,000 shares and 30,000 shares of common stock, respectively, were initially reserved for issuance upon exercise of options under the Plans. Additionally, the number of shares available under the Stock Option Plan automatically increases each year by an amount equal to 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. The Company’s Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 500 shares of common stock upon election as a director of the Company and an automatic grant of 1,000 shares of common stock upon such person’s re-election as a director of the Company, in both instances, at an exercise price equal to the fair value of the common stock on the date of grant.

Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant. A summary of the Company’s option activity, and related information for each of the three fiscal years ended February 3, 2007 is as follows:

	2006		2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	239,788	$10.27	212,032	$9.46	809,238	$4.99
Granted	3,000	22.49	110,666	12.42	5,334	11.12
Exercised	(93,450)	7.30	(22,531)	3.71	(548,926)	3.08
Cancelled	(312)	3.95	(60,379)	13.82	(53,614)	7.65

Outstanding at end of year	149,026	$12.39	239,788	$10.27	212,032	$9.46

Options exercisable at end of year	149,026	$12.39	239,788	$10.27	212,032	$9.46

The aggregate intrinsic value of options exercised during fiscal years 2006, 2005 and 2004 was approximately $909,000, $216,000 and $3,894,000, respectively. The aggregate intrinsic value for fully vested options as of February 3, 2007 was approximately $1,648,000.

The following table summarizes information about stock options outstanding at February 3, 2007:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	NUMBER EXERCISABLE	Weighted Average Remaining Exercise Price
$2.00 - $12.52	38,770	$9.49	3.26	38,770	$9.49
$12.99 - $12.99	100,000	12.99	8.40	100,000	12.99
$13.85 - $21.52	7,256	15.49	6.19	7,256	15.49
$22.49 - $22.49	3,000	22.49	9.84	3,000	22.49

	149,026	$12.39	6.98	149,026	$12.39

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Investment Plan (“the Plan”). Pursuant to such Plan, participants may make contributions to the Plan up to a maximum of 20% of total compensation or $13,000, whichever is less, and the Company, at its discretion, may match such contributions to the extent of 25% of the first 6% of a participant’s contribution. The Company’s matching contributions vest over a 4-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company did not match contributions during fiscal years 2006, 2005 and 2004.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

The Company is self-insured for employee medical benefits under the Company’s group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $90,000 and for annual Company medical claims which exceed approximately $2.7 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of February 3, 2007. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at February 3, 2007 and January 28, 2006 was approximately $271,000 and $229,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses, which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.

Rent expense is as follows:

	FISCAL YEAR
	2006	2005	2004
Minimum rentals	$16,508,264	$14,635,031	$14,067,187
Contingent rentals	1,384,501	1,449,216	1,349,318

Total	$17,892,765	$16,084,247	$15,416,505

Future minimum lease commitments under non-cancelable operating leases at February 3, 2007 (excluding future payments for maintenance, insurance and taxes to which the Company is obligated) are as follows:

FISCAL YEAR
2007	$16,218,842
2008	13,721,215
2009	12,461,610
2010	10,974,978
2011	8,818,887
Thereafter	21,123,253

Total future minimum lease payments	$83,318,785

The Company’s capitalized leases consist of a corporate office and distribution facility in Sunrise, Florida, as well as computer hardware and software. The lease for the corporate office and distribution facility is for approximately 14 years with monthly rent ranging from approximately $81,000 to $104,000 during the term of the lease. The lease terms for the computer hardware and software vary from one to three years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at February 3, 2007:

FISCAL YEAR
2007	$1,237,775
2008	1,217,482
2009	1,231,779
2010	1,239,766
2011	1,326,630
Thereafter	7,849,333

Total future minimum lease payments	14,102,765
Less: Amount representing interest	(6,204,426)

Present value of minimum lease payments	7,898,339
Less: Current portion	(345,424)

$7,552,915

Depreciation expense relating to capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations and totaled approximately $676,000, $687,000 and $1,525,000 in fiscal years 2006, 2005 and 2004, respectively.

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s financial position, operations or cash flows.

NOTE 12 - SEGMENT INFORMATION

Segment information is prepared on the same basis that the Company’s management reviews financial information. The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company does not allocate assets or operating and other expenses to its segments. During fiscal years 2006, 2005 and 2004, there were no intersegment revenues. Financial information for these segments is summarized in the following table.

	FISCAL YEAR
	2006	2005	2004
Net sales:
Retail	$229,783,211	$215,841,101	$201,424,708
Wholesale	13,825,887	17,852,980	23,578,493

	$243,609,098	$233,694,081	$225,003,201

Gross profit:
Retail	$102,975,498	$95,353,919	$90,048,875
Wholesale	954,123	1,147,240	1,287,721

	$103,929,621	$96,501,159	$91,336,596

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial results for fiscal years 2006 and 2005 follows (in thousands, except for per share data). With the exception of the fourth quarter of 2006 which is comprised of fourteen weeks, all quarters listed below are comprised of thirteen weeks:

2006 QUARTER	FIRST	SECOND	THIRD	FOURTH
Net sales	$46,069	$50,050	$53,904	$93,586
Gross profit	19,159	22,010	21,835	40,926
Net income (loss)	(1,295)	(596)	(1,338)	7,751
Net income (loss) per basic share	(0.44)	(0.20)	(0.45)	2.55
Net income (loss) per diluted share	(0.44)	(0.20)	(0.45)	2.31

2005 QUARTER	FIRST	SECOND	THIRD	FOURTH
Net sales	$43,278	$54,199	$43,657	$87,560
Gross profit	17,863	21,521	20,529	36,587
Net income (loss)	(2,066)	(222)	(1,114)	17,667
Net income (loss) per basic share	(0.70)	(0.08)	(0.38)	5.98
Net income (loss) per diluted share	(0.70)	(0.08)	(0.38)	5.11

The Company realizes higher sales, gross profit and net income in the fourth fiscal quarter than the other three fiscal quarters due to increased purchases of fragrances as gift items during the holiday season.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of February 3, 2007, that our disclosure controls and procedures are effective. During the preparation of the financial statements for fiscal year 2006, and as a result of updates in projected taxable income we changed our assessment of the need for the valuation allowances on deferred tax assets and in the quarter covered by this report we changed our reconciliation procedures surrounding financial reporting related to accounting for deferred income taxes. There have been no additional changes in our internal control over financial reporting during the quarter ended February 3, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as disclosed below, the information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2007 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

The Company has adopted a Code of Business Conduct and Ethics that applies to all of the Company’s officers, directors and employees.

ITEM 11.	EXECUTIVE COMPENSATION

The information called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2007 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information is called for by this item is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2007 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2007 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information is incorporated by reference from E Com Ventures, Inc. Annual Meeting of Shareholders - Notice and Proxy Statement - 2007 (to be filed pursuant to Regulation 14A not later than 120 days after the close of the fiscal year) in accordance with General Instruction G to the Annual Report on Form 10-K.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

An index to financial statements for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 appears on page 25.

(1)	Financial Statement Schedules

None

(2)	Exhibits

EXHIBIT	DESCRIPTION	PAGE NUMBER OR INCORPORATED BY REFERENCE FROM
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Bylaws	(2)

10.5	1991 Stock Option Plan, as amended*	(3)

10.6	1992 Directors Stock Option Plan, as amended*	(3)

10.7	Series A Securities Purchase Agreement	(4)

10.8	Series B Securities Purchase Agreement	(5)

10.9	Series C Securities Purchase Agreement	(6)

10.10	Series D Securities Purchase Agreement	(6)

10.11	2000 Stock Option Plan*	(7)

10.12	2000 Directors Stock Option Plan*	(7)

10.13	Amended and Restated Revolving Credit and Security Agreement with GMAC Commercial Credit LLC, and Congress Financial Corporation (Florida), date May 12, 2004	(11)

10.14	Nussdorf Subordinated Secured Demand Note	(11)

10.15	Lease agreement with Victory Investment Group, LLC, dated October 21, 2002	(8)

10.16	Waiver and Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Credit LLC, dated April 29,2004	(11)

10.17	Amendment to the 2000 Stock Option Plan*	(9)

10.18	Nussdorf Subordinated Secured Convertible Note	(10)

10.19	Amendment to Amended and Restated Revolving Credit and Security Agreement with GMAC Commercial Finance LLC and Wachovia Bank N.A., dated December 11, 2006	(12)

10.20	Amendment to the Nussdorf Subordinated Secured Convertible Note	(13)

10.21	Amendment to Amended and Restated Revolving Credit and Security Agreement with GMAC Commercial Finance LLC and Wachovia Bank N.A., dated February 1, 2007	(14)

21.1	Subsidiaries of the Registrant	(14)

23.1	Consent of Deloitte & Touche LLP	(14)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(14)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(14)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(14)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(14)

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the exhibit of the same description filed with the Company’s 1993 Form 10-K (filed April 28, 1994).
(2)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1 (No 33-46833).
(3)	Incorporated by reference to the exhibit of the same description filed with the Company’s 1995 Form 10-K (filed April 26, 1996).
(4)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1 filed June 11, 1999 (No. 333-80525).
(5)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1/A, filed August 31, 1999 (No. 333-80525).
(6)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-3 filed April 25, 2000 (No. 333-35580).
(7)	Incorporated by reference to the exhibit of the same description filed with the Company’s Proxy Statement (filed October 6, 2000).
(8)	Incorporated by reference to the exhibit of the same description filed with the Company’s 2002 Form 10-K (filed April 30, 2003).
(9)	Incorporated by reference to Appendix A to the Company’s Proxy Statement (filed April 16, 2004).
(10)	Incorporated by reference to the exhibit of the same description filed with the Company’s Form 8-K (filed December 14, 2004).
(11)	Incorporated by reference to the exhibit of the same description filed with the Company’s 2004 Form 10-K (filed April 29, 2005).
(12)	Incorporated by reference to the exhibit of the same description filed with the Company’s Form 10-Q for the quarterly period ended October 28, 2006 (filed December 12, 2006).
(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K (filed May 1, 2006).
(14)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, May 4, 2007.

E Com Ventures, Inc.

By:	/s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ DONOVAN CHIN
Donovan Chin, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ MICHAEL W. KATZ	President and Chief Executive Officer	May 4, 2007
Michael W. Katz	(Principal Executive Officer)

/s/ STEPHEN NUSSDORF	Chairman of the Board of Directors	May 4, 2007
Stephen Nussdorf

/s/ DONOVAN CHIN	Chief Financial Officer	May 4, 2007
Donovan Chin	(Principal Accounting Officer)

/s/ CAROLE ANN TAYLOR	Director	May 4, 2007
Carole Ann Taylor

/s/ JOSEPH BOUHADANA	Director	May 4, 2007
Joseph Bouhadana

/s/ PAUL GARFINKLE	Director	May 4, 2007
Paul Garfinkle

Exhibit Index

EXHIBIT	DESCRIPTION

10.21	Amendment to Amended and Restated Revolving Credit and Security Agreement with GMAC Commercial Finance LLC and Wachovia Bank N.A., dated February 1, 2007

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002