Form 10-K/A
period 2007-02-03
E COM VENTURES INC
filed 2007-06-04
CIK 880460

UNITED STATES

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

The number of shares outstanding of the registrant’s common stock as of May 31, 2007: 3,058,665 shares

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-K is being filed to include information required by Part III of our Annual Report on Form 10-K.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The following are our executive officers and directors:

Name	Age	Position
Stephen Nussdorf	55	Chairman of the Board of Directors
Michael W. Katz	59	President, Chief Executive Officer and Director
Donovan Chin	40	Chief Financial Officer and Secretary
Leon Geller	51	Vice President of Purchasing, Perfumania, Inc.
Alan Grobman	36	Vice President of Logistics and Distribution, Perfumania, Inc.
Joel Lancaster	47	Vice President of Stores, Perfumania, Inc.
Carole Ann Taylor (1)(2)(3)	60	Director
Joseph Bouhadana (1)(2)(3)	37	Director
Paul Garfinkle (1)	65	Director

(1)	Member of Audit Committee. Mr. Garfinkle serves as Chairman of the Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Stock Option Committee.

Stephen Nussdorf — was appointed our Chairman of the Board in February 2004. Mr. Nussdorf is one of the principal shareholders in, and an executive officer of Model Reorg, Inc. (“Model”), a New York corporation and affiliate of Quality King Distributors, Inc. (“Quality King”), and an affiliate of the Company. Model is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. Model and Quality King are privately held companies. Mr. Nussdorf joined Quality King in 1972 and Model in 1996 and has served various capacities in all divisions of their businesses.

Michael W. Katz — joined us in February 2004 as our President, Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model and Quality King and their affiliated companies; primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Model and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996 he has served as Executive Vice President of Quality King and as Executive Vice President and a Director of Model. Mr. Katz became Executive Vice President, Chief Financial Officer and Treasurer of QK Healthcare, Inc., a wholly owned subsidiary of Quality King in 2000. Mr. Katz is a Certified Public Accountant.

Donovan Chin — was appointed our Chief Financial Officer on September 6, 2006. He also serves as the Chief Financial Officer of Perfumania, Inc., our wholly owned subsidiary (“Perfumania”). He was appointed Corporate Secretary in February 1999, director in March 1999 (through February 2004), and Chief Financial Officer of Perfumania in May 2000. He has also served as our Chief Financial Officer from February 1999 to May 2000. From May 1995 to February 1999, Mr. Chin was our Corporate Controller, and from May 1993 to May 1995 he was Assistant Corporate Controller. Previously, Mr. Chin was employed by Pricewaterhouse LLP in its Miami audit practice. Mr. Chin is a Certified Public Accountant.

Leon Geller — Leon Geller joined us in March 2001 as Vice President of Purchasing of Perfumania. Prior to joining us, Mr. Geller was the Executive Director of a textile distributor in Peru.

Alan Grobman — has served as the Vice President of Logistics and Distribution for Perfumania since February 2003. He also served as our Director of Fulfillment from November 2000 to February 2003. From March 1999 to October 2000, Mr. Grobman was Plant Manager of a Peruvian manufacturer of food and specialty packaging.

Joel Lancaster — has served as the Vice President of Stores for Perfumania since July 2000. He also served as our Director of Stores from August 1997 to July 2000, and as a District Supervisor from October 1995 to August 1997. Previously, Mr. Lancaster was employed by Lillie Rubin, Inc. as its National Director of Stores for four years.

Carole Ann Taylor — has been a director since June 1993. Ms. Taylor has been in the travel retail and duty free business for over twenty years as owner and operator of Bayside To Go, Little Havana To Go and Miami To Go in downtown Miami, Little Havana and at Miami International Airport. She was named 2004 International Businesswoman of the Year by the Organization of Women in International Trade and was the recipient of the 2005 City of Miami Business ICON award. Her company, Miami To Go, Inc., was named 2006 Minority Retail Firm of the Year by the U.S. Small Business Administration and the U.S. Department of Commerce Minority Business Development Agency for the Southern Region. Ms. Taylor is a member of our Audit, Compensation and Stock Option Committees.

Joseph Bouhadana — was appointed a director in September 2002. Mr. Bouhadana has served as Corporate Director of Technology for INTCOMEX, a large distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005. He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana is a member of our Audit, Compensation and Stock Option Committees.

Paul Garfinkle — joined us in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP, in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm’s most significant clients. He also served for many years as a member of the firm’s Board of Directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle is the Chairman of the Audit Committee.

Audit Committee

Our Board of Directors has a standing Audit Committee comprised of Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle. Each of the members of the Audit Committee is independent as defined in the Marketplace Rules of The Nasdaq Stock Market. The Board of Directors has identified Paul Garfinkle as the “audit committee financial expert,” under the applicable rules of the Securities and Exchange Commission (“SEC”).

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires directors, officers and persons who own more than 10 percent of our common stock, to file with the SEC, initial reports of ownership and reports of changes in ownership of our common stock. Officers, directors and greater than 10 percent shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended February 3, 2007, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The code is available on our website at www. ecom.com, under “About ECOMV” – “Corporate Compliance”.

ITEM 11.	EXECUTIVE COMPENSATION.

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Policy - Overview

Our overall executive compensation policy strives to support our business and financial goals by seeking to be competitive with other companies who seek the services of similarly qualified candidates and by seeking to align the interests of our executive officers with those of our shareholders.

It is our belief that compensation should be based on the level of individual job responsibility and performance and the Company’s performance during a fiscal year. Additionally, compensation should reflect the value of the individual’s job in the marketplace. In general, our executive compensation program has been designed to:

•

Attract and retain highly skilled and experienced executives by establishing a compensation program that we believe is competitive with those offered by other companies with whom we compete for management talent;

•

Provide a vehicle for compensating our executive officers by giving them the opportunity to acquire an interest in our common stock by receiving equity-based incentive compensation through the issuance of options, from time to time;

•	Establish compensation programs that are equitable internally within our organization; and

•	Provide differentiated compensation based on individual performance and contribution to our business and financial objectives.

Our Compensation Committee, comprised of some of our independent directors, is responsible for developing and approving the compensation program for our executive officers. To assist our Compensation Committee in performing its duties, our Chief Executive Officer may provide recommendations concerning the compensation of executive officers, excluding himself; and

may also provide our Compensation Committee information regarding an executive officer’s performance in light of our overall business and financial results of operations. Our Compensation Committee considers, but is not bound to and does not always accept, our Chief Executive Officer’s recommendations with respect to executive compensation. While the Compensation Committee may utilize compensation survey data, including retail and other industries, which the Compensation Committee considers comparable or relevant to our own business, our Compensation Committee does not use a specific formula to set executive pay in relation to this market data; nor does our Compensation Committee utilize any formulization directly tied to our financial results of operations.

Elements of Compensation

To accomplish our executive compensation program objectives, compensation for our executive officers generally consists of the following components: base salary, annual cash bonuses, and long-term incentives and benefits. Additionally, our executive officers are entitled to other benefits that are generally available to our employees.

Base Salary

Base salaries are used to attract and retain employees by providing a portion of compensation that is not considered “at risk.” The initial base salary for each executive officer was established at the time of hire taking into account the officer’s scope of responsibilities, qualifications, experience and competitive salary information. The Compensation Committee generally reviews base salaries for our executive officers and other senior executives annually. Base salaries for ensuing years are determined based on an assessment of the executive’s performance against job responsibilities, promotions, overall Company performance and competitive salary information.

In evaluating the performance of executives other than our Chief Executive Officer, our Compensation Committee generally assesses the job performance of our executive officers, and also may consider various measures of our performance, including sales growth, earnings per share and actual results compared to budgeted amounts. Annual adjustments in base salaries, if any, have generally been made effective as of the respective executive’s anniversary hiring date.

During fiscal year 2006, the base salaries of some of our executive officers were increased in recognition of our improved financial performance in fiscal year 2005, and the demonstrated positive contributions to the financial success of our Company by these officers. Fiscal year 2006 base salary information for our Named Executive Officers is detailed in the Summary Compensation Table.

Although we do not have an employment agreement with any of our executive officers; prior to January 2004, certain of our executives did have an employment agreement with us. In accordance with the terms of those expired agreements, the base salary of those officers was contractually determined. To the extent such individuals had employment agreements that expired, the base salaries reflected in such agreements were used by us to determine the base salaries of such individuals going forward.

Annual Cash Bonuses

Annual cash incentive bonuses are intended to reflect our belief that a portion of the annual compensation of each executive officer should be contingent upon our performance and the executive’s contribution to that performance. Accordingly, our executive officers, including our Chief Executive Officer, are eligible to receive annual cash bonuses in the discretion and judgment of our Compensation Committee. Our Compensation Committee considers the executive’s primary area of responsibility, the executive’s influence on our performance, as well as our overall performance compared to our financial plan. Cash bonuses are generally paid each year upon completion of our annual audit of our results of operations for the previous fiscal year.

In fiscal year 2006, bonuses were awarded for fiscal 2005 by our Compensation Committee and are disclosed in the Summary Compensation Table. No bonuses were awarded for fiscal year 2006.

Long-Term Incentives

We strive to provide long-term incentive compensation to our executives through equity awards under our 2000 Stock Option Plan. Our Stock Option Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. We believe awards granted under our Stock Option Plan help align the interests of our employees with those of our shareholders, as stock options have value only if the Company’s stock price increases over time.

With respect to executive officers, stock options have generally been granted upon commencement of employment and on a periodic basis in connection with our performance evaluation process. Our Compensation Committee has on occasion also made grants in connection with promotions. Our Compensation Committee typically considers both the number of shares subject to proposed awards, as well as the valuation of proposed awards under the valuation method used for purposes of reporting expense associated with the awards. All equity-based awards to executive officers require the approval of our Stock Option Committee or the Compensation Committee before they are awarded or communicated to the individual.

Stock options are priced at the fair market value of our common stock on the date of grant of the award. Our executive officers do not have the ability to select or influence stock option grant dates. Stock options granted to executives generally vest in equal amounts over a period of years from the date of grant which assists in retaining key employees. Stock options generally are also forfeited three months following termination of the employee. We do not re-price options; likewise, if the stock price declines after the grant date, we do not replace options. The stock options typically expire ten years from the effective date of grant.

Outstanding stock option awards to our Named Executive Officers as of February 3, 2007 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table. There were no stock option grants made during fiscal 2006 to our Named Executive Officers.

Other Compensation

Our executive officers also are eligible to participate in the health and dental coverage, life insurance, paid vacation and holiday, employee discount and other programs that are generally available to all of our employees. We also provide supplemental long-term disability insurance coverage. We believe the terms of our other compensation offered to our executive officers are comparable to those provided at comparable companies.

Deferred Compensation Plan

We do not maintain any deferred compensation plan for any of our employees, including for any of our executive officers.

Pension Benefits

We do not maintain any pension benefit plan for any of our employees, including for any of our executive officers. Thus, there are no accumulated pension benefits for any of our named executive officers.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis contained in this Form 10-K/A. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A and incorporated into the Annual Report on Form 10-K for the fiscal year ended February 3, 2007.

Compensation Committee

Carole Ann Taylor

Joseph Bouhadana

Summary of Compensation

The following table sets forth in summary form information concerning compensation for fiscal year 2006 which ended February 3, 2007 for our Chief Executive Officer, Chief Financial Officer and three other most highly compensated executive officers, as well as a former executive officer of the Company, as required under applicable SEC rules (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)
Michael W. Katz President and Chief Executive Officer	2006	350,000	—	—	—	—	—	—	350,000
Donovan Chin Chief Financial Officer	2006	234,340	8,369	—	—	—	—	—	242,709
Leon Geller Vice President of Purchasing Perfumania, Inc.	2006	210,227	7,650	—	—	—	—	—	217,877
Joel Lancaster Vice President of Stores Perfumania, Inc.	2006	204,550	7,192	—	—	—	—	—	211,742
Alan Grobman Vice President of Logistics and Distribution, Perfumania, Inc.	2006	136,873	4,846	—	—	—	—	—	141,719

Former Executive Officer
A. Mark Young Former Chief Financial Officer	2006	195,754	8,713	—	—	—	—	—	204,467

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include perquisites and other benefits received by a Named Executive Officer which do not exceed $10,000 in the aggregate. No Named Executive Officer received any perquisites or personal benefits in excess of an aggregate $10,000 for fiscal 2006.

Narrative to Summary Compensation Table

See “Compensation Discussion and Analysis” for a description of the objectives of our compensation program and overall compensation philosophy.

Salary, Bonus and Other Compensation in Proportion to Total Compensation

Salary and bonus accounted for all of the total compensation of our Named Executive Officers.

Grants of Plan-Based Awards

There were no plan-based awards granted to any Named Executive Officer during our fiscal year 2006, which ended on February 3, 2007.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of our fiscal year 2006, which ended on February 3, 2007.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Michael W. Katz	100,000	—	—	12.99	6/29/15	—	—	—	—
Donovan Chin	2,250	—	—	2.00	10/27/08	—	—	—	—
	25,000	—	—	12.52	11/1/09	—	—	—	—
Leon Geller	5,000	—	—	3.52	1/30/14	—	—	—	—
Joel Lancaster	—	—	—	—	—	—	—	—	—
Alan Grobman	—	—	—	—	—	—	—	—	—

Former Executive Officer
A. Mark Young	—	—	—	—	—	—	—	—	—

Option Exercises and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the Named Executive Officers during our fiscal year 2006, which ended on February 3, 2007.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael W. Katz	—	—	—	—
Donovan Chin	—	—	—	—
Leon Geller	3,110	59,308	—	—
Joel Lancaster	24,000	267,043	—	—
Alan Grobman	5,000	97,345	—	—

Former Executive Officer
A. Mark Young	50,000	366,556	—	—

(1)	The value realized on exercise is equal to the difference between the option exercise price and the closing price of our common stock on the date of exercise multiplied by the number of shares subject to the option, without taking into account any taxes that may be payable in connection with the transaction.

Pension Benefits/Nonqualified Deferred Compensation

No Named Executive Officer participated in any Company pension plan or nonqualified defined contribution or nonqualified deferred compensation plan during our fiscal year 2006, which ended on February 3, 2007.

Potential Payments Upon Termination or Change of Control

None of the Named Executive Officers have entered into any agreements or understandings with the Company which provide for payments or benefits to the Named Executive Officer in the event of the Named Executive Officer’s termination of employment, including a change of control. Our option awards, however, typically provide that outstanding options would vest immediately upon a change of control. None of the outstanding options issued to our Named Executive Officers are currently subject to any vesting schedule.

Generally, upon a termination of employment for any reason, each Named Executive officer would be entitled to receive a cash payment of the Named Executive Officer’s base salary through the date of termination, to the extent not paid, any accrued, but unused vacation pay and any unreimbursed business expenses. The Compensation Committee may, in its sole discretion, depending upon the circumstances of the termination of employment, pay the terminated Named Executive Officer severance in such amount as then determined by the Compensation Committee.

Director Compensation

We pay each nonemployee director a $10,000 annual retainer, and reimburse their expenses in connection with their activities as directors. In addition, nonemployee directors are eligible to receive stock options under our Directors Stock Option Plan.

Our Directors Stock Option Plan currently provides for an automatic grant of options to purchase 500 shares of our common stock upon a person’s election as director and an automatic grant of options to purchase 1,000 shares of our common stock upon re-election to the Board of Directors, in both instances at an exercisable price equal to the fair market value of the common stock on the date of the option grant.

As compensation for serving on the special committee of the Board of Directors to evaluate and review the merger offer received from Model, Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle were each paid a special fee of $10,000 in February 2007. See further discussion of this merger offer at Item 13 – “Certain Relationships and Related Transactions, and Director Independence”.

Compensation Committee Interlocks and Insider Participation

The following directors served as members of the compensation committee during fiscal year 2006: Carole Ann Taylor and Joseph Bouhadana. None of the members of the compensation committee was, at any time either during or before such fiscal year, an officer or employee of ours or any of our subsidiaries, or has any relationship requiring disclosure under Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Director Compensation

The following table sets forth certain information regarding the compensation of our directors (other than directors who are also Named Executive Officers) for fiscal year 2006, which ended February 3, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Carole Ann Taylor (3)	10,000	—	21,419	—	—	—	31,419
Joseph Bouhadana (3)	10,000	—	21,419	—	—	—	31,419
Paul Garfinkle (3)	10,000	—	21,419	—	—	—	31,419
Stephen Nussdorf (3)	—	—	—	—	—	—	—

(1)	Amounts listed represent the dollar amount we recognized for financial statement reporting purposes during fiscal 2006 under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, or SFAS No. 123R, “Share Based Payment.” Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the year ended February 3, 2007 in Note 2 to Consolidated Financial Statements.
(2)	No director received any perquisites or personal benefits in excess of an aggregate $10,000 for fiscal 2006.
(3)	As of February 3, 2007, our directors have outstanding stock options in the following amounts: Carole Ann Taylor (2,000); Joseph Bouhadana (4,000); Paul Garfinkle (3,500); Stephen Nussdorf (0).

Narrative to Director Compensation Table

See “Compensation Discussion and Analysis” for a description of the objectives of our compensation program and overall compensation philosophy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of common stock beneficially owned as of May 31, 2007 by: (a) each of our directors, (b) each of our Named Executive Officers, (c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o E Com Ventures, Inc., 251 International Parkway, Sunrise, Florida, 33325.

Common Stock Beneficially Owned

Name and Address of Beneficial Owner	Total Number of Shares Beneficially Owned		Percent of Shares Outstanding
Stephen Nussdorf	1,557,589	(1)(2)(4)(7)	44.5%
Michael W. Katz	100,000	(1)(3)	3.2%
Donovan Chin	27,250	(1)(3)	*
Joseph Bouhadana	4,000	(1)(3)	*
Paul Garfinkle	3,500	(1)(3)	*
Carole A. Taylor	2,000	(1)(3)	*
Leon Geller	0	(1)(3)	*
Alan Grobman	0	(1)(3)	*
Joel Lancaster	0	(1)(3)	*
Jeffrey L. Feinberg	588,904	(1)(5)	19.3%
Slater Capital Management, L.L.C.	155,000	(1)(6)	5.1%
All directors and executive officers as a group (9 persons)	1,694,339		46.6%

*	Less than 1%.
(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)	The principal business address of Stephen Nussdorf is 2060 Ninth Avenue, Ronkonkoma, New York 11779.
(3)	With respect to the specified beneficial owner, includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 31, 2007 in the following amounts: Michael W. Katz (100,000); Donovan Chin (27,250); Joseph Bouhadana (4,000); Paul Garfinkle (3,500); and Carole A. Taylor (2,000).
(4)	Includes 444,445 shares of common stock issuable on conversion of a $5,000,000 Subordinated Convertible Note issued by the Company to the Nussdorfs in December 2004
(5)	The Form 4 filed by Jeffrey L. Feinberg on March 13, 2007 indicates that, as of March 6, 2007, Mr. Feinberg has indirect ownership of 588,904 shares. The Form 4 indicates that the shares are held in the accounts of private investment vehicles over which Mr. Feinberg has investment discretion by virtue of his positions in the general partner or investment manager, as applicable, of said entities. Previously, Mr. Feinberg filed a Schedule 13G with the SEC on February 13, 2007 indicating that, as of December 31, 2006, Mr. Feinberg had shared voting power to direct the voting and the disposition of 587,976 shares. He is the Managing Member of JLF Asset Management, L.L.C., JLF Partners I, L.P. and JLF Offshore Fund, Ltd., with whom he shares voting power of the above shares. The address of Jeffrey L. Feinberg, JLF Asset Management, L.L.C., JLF Partners I, L.P. and JLF Offshore Fund, Ltd., as reported in their Schedule 13G is 2775 Via de la Valle, Suite 204, Del Mar, California 92014.
(6)

The Schedule 13G filed with the SEC by Slater Capital Management, L.L.C. on April 10, 2007 indicates that, as of April 2, 2007, Slater Capital Management, L.L.C. had shared voting power with Steven L. Martin to direct the voting and disposition of 155,000 shares. Mr. Martin is the manager and controlling owner of Slater Capital Management, L.L.C., which is an investment advisor to two private investment funds. The principal business office of the filers as indicated by the Schedule 13G is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(7)	Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In a letter dated November 10, 2006, we received a merger offer from Model Reorg, Inc. (“Model”). Our President and Chief Executive Officer, Michael W. Katz is an executive of Model, and its affiliate, Quality King Distributors, Inc. (“Quality King”) and their subsidiaries, including Quality King Fragrances, Inc.; and our principal shareholders, Stephen Nussdorf, the Chairman of our Board of Directors and Glenn Nussdorf, his brother, are shareholders and executives of Model and Quality King (the “Nussdorfs”). Model is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. Pursuant to the terms of the proposed offer, Model would be merged into a newly formed wholly-owned subsidiary of ours in exchange for the issuance of approximately 6.4 million shares of our common stock. In addition, prior to the merger, an unspecified amount of inter-company obligations due from Model to its affiliate, Quality King, may be converted into a note payable or preferred stock of Model. Any Model preferred shares would be converted into preferred shares of the Company in connection with the merger. The proposed offer specifies that it is based upon a 20% premium to our common stock’s closing price as of November 9, 2006 of $13.94, or an effective price of $16.73 per share. Following the proposed merger, the Nussdorfs would own in the aggregate approximately 80% of the Company (assuming the conversion of the Company’s subordinated note held by them). The proposed offer, by its terms, is subject to numerous conditions, including approval by a special committee of our Board of Directors, comprised of independent directors, and approval by a majority of our disinterested shareholders. A special committee of our Board of Directors has been formed to review and evaluate the proposed offer.

With respect to related party transactions, as described below, pursuant to which we purchase or sell merchandise from or to companies in which the Nussdorfs are affiliated, our Audit Committee reviews on a quarterly basis the related party transactions in the aggregate between us and such company, to determine the reasonableness of the transactions as compared to third party transactions. We do not have any written policies or procedures specifically addressing such related party transactions with companies affiliated with the Nussdorfs. Our Audit Committee in reviewing such transactions considers, among other factors, the gross margin of product sales, the payment and credit terms of the transactions, and the turnover of inventory of product purchases. Our Audit Committee in ratifying such transactions has considered the commercial reasonableness of their terms.

During fiscal year 2006, we purchased approximately $32,385,000 of merchandise from Model and its subsidiaries, representing approximately 23% of our total purchases, and sold approximately $13,624,000 of different merchandise to Model and its subsidiaries, which represented 99% of our wholesale sales. There were approximately $30,547,000 and $39,317,000 of purchases from Model and its subsidiaries and approximately $17,853,000 and $23,570,000 of merchandise sales to Model and its subsidiaries during fiscal years 2005 and 2004, respectively. The wholesale sales made to Model and its subsidiaries result from our supplier relationships and our ability to obtain certain merchandise at better prices and in greater quantities than Model and its subsidiaries are able to achieve. The amounts due to Model and its subsidiaries at February 3, 2007 and January 28, 2006, were approximately $16,897,000 and $17,240,000 respectively. Accounts payable due to Model and its subsidiaries are non-interest bearing.

Purchases of products from Parlux Fragrances, Inc. (“Parlux”) amounted to approximately $17,644,000, $23,004,000, and $38,360,000 in fiscal years 2006, 2005 and 2004, representing approximately 12%, 18% and 20%, respectively, of our total purchases. In fiscal year 2006, Parlux sold all 378,102 shares of our common stock that it had previously owned. Until February 2007, Ilia Lekach, our former Chairman and Chief Executive officer, served as the Chairman of the Board of Directors and Chief Executive Officer of Parlux. The amount due to Parlux on February 3, 2007 and January 28, 2006, was approximately $7,213,000 and $9,666,000, respectively. Accounts payable due to Parlux are non-interest bearing, and purchases are generally payable in 90 days.

However, due to the seasonality of our business, these terms are generally extended. These related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

Glenn Nussdorf currently beneficially owns approximately 12% of Parlux’s outstanding common stock, and three of his nominees were appointed to the Parlux Board, with one of these Board members currently serving as Parlux’s Chief Executive Officer.

It is our policy that all related party transactions be disclosed to our Audit Committee for review.

Corporate Governance

Our Board of Directors has determined that all of our directors, other than Michael W. Katz and Stephen Nussdorf, are independent under the rules of The Nasdaq Stock Market. In addition, each member of both our Audit and Compensation Committees are also independent.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

Principal Accountant Fees Services

The aggregate fees billed by Deloitte & Touche LLP (“Deloitte”) for fiscal years 2006 and 2005 are as follows:

Fees	Fiscal 2006	Fiscal 2005
Audit Fees (1)	$453,600	$351,500
Audit Related Fees	—	—
Tax Fees	—	—

Total Fees	$453,600	$351,500

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.

There were no fees billed to us by Deloitte for services rendered, other than the services covered above under “Audit Fees” for fiscal years 2006 and 2005.

The Audit Committee has considered and has agreed that the provision of services as described above are compatible with maintaining Deloitte’s independence.

The Audit Committee pre-approves the engagement of Deloitte for all professional services. The pre-approval process generally involves the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, June 1, 2007.

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

SIGNATURE	TITLE	DATE

/s/ MICHAEL W. KATZ	President and Chief Executive Officer	June 1, 2007
Michael W. Katz	(Principal Executive Officer)

/s/ STEPHEN NUSSDORF	Chairman of the Board of Directors	June 1, 2007
Stephen Nussdorf

/s/ DONOVAN CHIN	Chief Financial Officer	June 1, 2007
Donovan Chin	(Principal Accounting Officer)

/s/ CAROLE ANN TAYLOR	Director	June 1, 2007
Carole Ann Taylor

/s/ JOSEPH BOUHADANA	Director	June 1, 2007
Joseph Bouhadana

/s/ PAUL GARFINKLE	Director	June 1, 2007
Paul Garfinkle

EXHIBIT	DESCRIPTION
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002