Form 10-Q
period 2007-05-05
E COM VENTURES INC
filed 2007-06-19
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 5, 2007

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 15, 2007 there were 3,058,917 outstanding shares of its common stock, $0.01 par value.

E COM VENTURES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 5, 2007	February 3, 2007
ASSETS:

Current assets:
Cash and cash equivalents	$1,847,304	$1,282,546
Trade receivables, no allowance required	1,264,135	954,664
Deferred tax asset-current	4,034,584	2,821,584
Inventories, net	95,982,757	78,427,029
Prepaid expenses and other current assets	3,727,407	3,469,201

Total current assets	106,856,187	86,955,024
Property and equipment, net	31,719,014	30,213,222
Goodwill	1,904,448	1,904,448
Deferred tax asset-non-current	6,288,032	6,288,032
Other assets, net	335,516	388,099

Total assets	$147,103,197	$125,748,825

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable, non-affiliates	$26,955,768	$16,748,142
Accounts payable, affiliates	27,221,577	24,110,130
Accrued expenses and other liabilities	8,117,623	7,502,546
Bank line of credit	36,366,334	26,919,115
Current portion of obligations under capital leases	353,745	345,424

Total current liabilities	99,015,047	75,625,357
Subordinated convertible note payable - affiliate	5,000,000	5,000,000
Long-term portion of obligations under capital leases	7,461,559	7,552,915

Total liabilities	111,476,606	88,178,272

Commitments and contingencies (see Note 5)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,956,914 and 3,950,664 shares issued in fiscal years 2007 and 2006, respectively	39,569	39,507
Additional paid-in capital	79,104,818	79,069,780
Accumulated deficit	(34,940,852)	(32,961,790)
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)

Total shareholders’ equity	35,626,591	37,570,553

Total liabilities and shareholders’ equity	$147,103,197	$125,748,825

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended May 5, 2007	Thirteen Weeks Ended April 29, 2006
Net sales	$48,138,552	$46,068,987
Cost of goods sold	27,815,883	26,910,203

Gross profit	20,322,669	19,158,784

Operating expenses:
Selling, general and administrative	21,094,745	18,782,037
Depreciation and amortization	1,332,701	1,134,047

Total operating expenses	22,427,446	19,916,084

Loss from operations	(2,104,777)	(757,300)
Interest expense, net	(1,087,285)	(972,000)

Loss before income taxes	(3,192,062)	(1,729,300)
Income tax benefit	1,213,000	434,000

Net loss	$(1,979,062)	$(1,295,300)

Net loss per common share:
Basic	$(0.65)	$(0.44)

Diluted	$(0.65)	$(0.44)

Weighted average number of common shares outstanding:
Basic	3,058,170	2,960,199

Diluted	3,058,170	2,960,199

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended May 5, 2007	Thirteen Weeks Ended April 29, 2006
Cash flows from operating activities:
Net loss	$(1,979,062)	$(1,295,300)
Adjustments to reconcile net loss to net cash used in operating activities:
Addition to deferred tax assets	(1,213,000)	(487,905)
Provision for impairment of assets and store closing	22,500	—
Depreciation and amortization	1,332,701	1,134,047
Change in operating assets and liabilities:
Trade receivables	(309,471)	(182,293)
Inventories	(17,555,728)	(10,439,272)
Prepaid expenses and other assets	(205,793)	(127,399)
Accounts payable, non-affiliates	9,910,139	3,451,175
Accounts payable, affiliates	3,111,447	(1,937,159)
Accrued expenses and other liabilities	615,077	(2,251,014)

Net cash used in operating activities	(6,271,190)	(12,135,120)

Cash flows from investing activities:
Additions to property and equipment	(2,563,336)	(1,516,468)

Net cash used in investing activities	(2,563,336)	(1,516,468)

Cash flows from financing activities:
Net borrowings under bank line of credit	9,447,219	13,383,217
Principal payments under capital lease obligations	(83,035)	(78,373)
Proceeds from exercise of stock options	35,100	287,421

Net cash provided by financing activities	9,399,284	13,592,265

Increase in cash and cash equivalents	564,758	(59,323)
Cash and cash equivalents at beginning of period	1,282,546	1,260,444

Cash and cash equivalents at end of period	$1,847,304	$1,201,121

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

Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of May 5, 2007, Perfumania operated a chain of 272 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company’s more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

The condensed consolidated financial statements include the accounts of ECOMV and subsidiaries (collectively, the “Company”). All material intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended February 3, 2007.

NOTE 2 - ACCOUNTING FOR SHARE-BASED PAYMENT

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 585,000 options have been granted and approximately 145,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All options are fully vested.

The following is a summary of the stock option activity during the thirteen weeks ended May 5, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of February 3, 2007	149,026	$12.39

Granted	—	—

Exercised	(3,954)	6.83

Forfeited	—	—

Outstanding and exercisable as of May 5, 2007	145,072	$12.54	6.82	$2,495,834

The aggregate intrinsic value in the table above is before applicable income taxes, based on the Company’s closing stock price as of the last business day of the respective period, which would have been received by the optionees had all options been exercised on that date. During the thirteen weeks ended May 5, 2007, the total intrinsic value of stock options exercised was approximately $78,000.

Effective January 29, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), as interpreted by the SEC in Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options. SFAS No. 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation expense had only been recorded in the consolidated financial statements for any stock options granted below fair market value of the underlying stock as of the date of grant.

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

During the thirteen weeks ended May 5, 2007 and April 29, 2006, the Company did not recognize any share based compensation expense in the consolidated financial statements since no stock options were granted nor were there any modifications of outstanding stock options during both thirteen week periods. In addition, all stock options outstanding as of February 3, 2007 and January 28, 2006 were fully vested.

NOTE 3 - BANK LINE OF CREDIT AND CONVERTIBLE NOTE PAYABLE, AFFILIATE

The bank line of credit and convertible note payable, affiliate consist of the following:

	May 5, 2007	February 3, 2007
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially all of Perfumania’s assets (see below)	$36,366,334	$26,919,115

Subordinated convertible note payable affiliate - long term	$5,000,000	$5,000,000

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. As of May 5, 2007, $36.4 million was outstanding under the line of credit and $16.5 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. In December 2006, the credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In June 2007, the covenant concerning the limitation on capital expenditures was modified retroactive to April 30, 2007. As a result of this modification, Perfumania was in compliance with all covenant requirements as of May 5, 2007. In addition, the minimum undrawn availability requirement, as defined, was modified so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000, and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000.

In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the “Note”) in exchange for a $5,000,000 subordinated secured demand loan made to the Company in the first quarter of fiscal year 2004 by Glenn and Stephen Nussdorf (the “Nussdorfs”). As of May 5, 2007, the Nussdorfs owned approximately 36% of the Company’s outstanding common stock and they are officers and shareholders of Model Reorg, Inc. (“Model”) and its affiliate Quality King Distributors, Inc. (“Quality King”) and their subsidiaries, including Quality King Fragrances. Model is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz, is an executive of Model and Quality King. Stephen Nussdorf is the Chairman of the Company’s Board of Directors. The initial maturity of the Note was January 2007; however the Note was modified in April 2006 to extend the due date to January 2009. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note allows the Nussdorfs to convert the Note into shares of the Company’s common stock at a conversion price of $11.25, which was equivalent to the closing market price of the Company’s common stock on the date of the exchange. See Note 6 for discussion of a merger offer received from Model.

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

NOTE 6 - RELATED PARTY TRANSACTIONS

Purchases of product from Parlux Fragrances, Inc. (“Parlux”) and Model and its subsidiaries were approximately $11.7 million and $14.2 million for the thirteen weeks ending May 5, 2007 and April 29, 2006, representing approximately 26% and 38% of the Company’s total inventory purchases, respectively. The amounts due to Parlux and Model and its subsidiaries at May 5, 2007 are approximately $6.9 million and $20.3 million and result from inventory purchases which are non-interest bearing and are included in accounts payable, affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

The Company sold approximately $5.6 million and $3.9 million of wholesale merchandise to Model and its subsidiaries during the thirteen weeks ending May 5, 2007 and April 29, 2006, respectively. The wholesale sales to Model and its subsidiaries result from the Company’s supplier relationships and its ability to obtain certain merchandise at better prices and in greater quantities than Model and its subsidiaries are able to achieve. Accounts receivable due from Model and its subsidiaries at May 5, 2007 was $87,000 and is included in trade receivables on the condensed consolidated balance sheet at May 5, 2007. There were no accounts receivable due from Model and its subsidiaries as of February 3, 2007.

Glenn Nussdorf has filed beneficial ownership forms with the SEC indicating that he has acquired approximately 12% of Parlux’s common stock outstanding. In February 2007, Mr. Nussdorf reached an agreement with Parlux which called for equal representation in Parlux’s Board of Directors by the then current independent directors and Mr. Nussdorf’s nominees. Accordingly, Mr. Nussdorf’s three nominees were appointed to the Parlux Board, and one of the these nominees currently serves as Parlux’s Chief Executive Officer.

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

NOTE 7 - SEGMENT INFORMATION

Segment information is prepared on the same basis that the Company’s management reviews financial information. The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our internet site, perfumania.com. Substantially all wholesale sales are to Quality King. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. The Company does not allocate operating and other expenses to its segments. During the thirteen weeks ended May 5, 2007 and April 29, 2006, there were no intersegment revenues. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended May 5, 2007	Thirteen Weeks Ended April 29, 2006
Net sales:
Retail	$42,488,370	$42,208,247
Wholesale	5,650,182	3,860,740

	$48,138,552	$46,068,987

Gross profit:
Retail	$19,881,608	$18,901,564
Wholesale	441,061	257,220

	$20,322,669	$19,158,784

NOTE 8 - NON CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities are as follows:

	For the Thirteen Weeks Ended
	May 5, 2007	April 29, 2006
Cash paid during the period for interest	$943,047	$879,347
Cash paid for income taxes	—	200,000
Accounts payable for property and equipment	297,487	—

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company adopted FIN 48 as of February 4, 2007, the first day of fiscal 2007. For additional information on FIN 48, see Note 10 below.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our results of operations, financial position and cash flows.

NOTE 10 - ADOPTION OF FIN 48

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company adopted the provisions of FIN 48 effective February 4, 2007. As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and May 5, 2007, there was no material liability for income tax associated with unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits as well as any related penalties in operating expenses in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of February 3, 2007, the Company was not required to have an accrual for the payment of interest and penalties. As a result of the adoption of FIN 48, no accrual for interest and penalties related to uncertain tax positions was required during the thirteen weeks ended May 5, 2007.

The Company operates stores throughout the United States and Puerto Rico, and as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The statute of limitations for examinations by the Internal Revenue Service has expired for years ending before January 31, 2004.

State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state or foreign jurisdictions.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however the outcome of tax matters is uncertain and unforeseen results can occur.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended May 5, 2007 with the Thirteen Weeks Ended April 29, 2006.

Net sales increased 4.5% from $46.1 million in the thirteen weeks ended April 29, 2006 to $48.1 million in the thirteen weeks ended May 5, 2007. The increase in sales was due to increases of $0.2 million and $1.8 million in retail and wholesale sales, respectively.

Retail sales were $42.4 million for the thirteen weeks ended May 5, 2007 compared to $42.2 million for the thirteen weeks ended April 29, 2006. The average number of stores operated was 271 in the first quarter of fiscal 2007, versus 239 in the prior year’s comparable period which resulted in part in the increase in retail sales. Perfumania’s comparable store sales decreased by 2.9%. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The decrease in comparable sales is attributable to weak mall traffic trends in certain geographic markets. During the thirteen weeks ended May 5, 2007, we had more stores closed for renovation compared with the thirteen week period ended April 29, 2006 which also negatively impacted retail sales.

Wholesale sales were $5.7 million for the thirteen weeks ended May 5, 2007 compared to $3.9 million for the thirteen weeks ended April 29, 2006. Substantially all wholesale sales during the first quarter of fiscal years 2007 and 2006 were made to Quality King. The increase in wholesale sales is due to a change in the demand and timing of Quality King’s product needs.

Gross profit increased 6.1% from $19.2 million in the thirteen weeks ended April 29, 2006 (41.6% of total net sales) to $20.3 million in the thirteen weeks ended May 5, 2007 (42.2% of total net sales). In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. As a percentage of net sales, total gross profit in the thirteen weeks ended May 5, 2007 increased as compared to the thirteen weeks ended April 29, 2006 due to increases in both retail and wholesale sales and gross profit. Retail gross profit as a percentage of retail sales was 46.8% and 44.8% for the thirteen weeks ended May 5, 2007 and April 29, 2006. The increase in gross margin on retail sales resulted principally from increases in retail selling prices on selected merchandise as well as lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 7.8% and 6.7% for the thirteen weeks ended May 5, 2007 and April 29, 2006, respectively. Gross margin on wholesale sales increased slightly due to the change in the product assortment sold in the thirteen weeks ended May 5, 2007 compared to the prior thirteen week period.

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies and other administrative expenses. Selling, general and administrative expenses increased 12.3% from $18.8 million in the thirteen weeks ended April 29, 2006 to $21.1 million in the thirteen weeks ended May 5, 2007. The increase was largely attributable to the increase in new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Depreciation and amortization was approximately $1.3 million in the thirteen weeks ended May 5, 2007 compared to $1.1 million for the thirteen weeks ended April 29, 2006. The increase is attributable to depreciation incurred on new stores that have opened over the past twelve months offset by lower depreciation on certain stores that become fully depreciated during the same time period

Interest expense, net was approximately $1.1 million for the thirteen weeks ended May 5, 2007 compared with approximately $1.0 million in the comparable period of 2006. The increase in interest expense was due primarily to higher interest rates. The majority of our borrowings incur interest based on either prime or libor and these interest rates have risen over the past year.

An income tax benefit of $1.2 million was recorded as a result of the Company’s net loss during the thirteen weeks ended May 5, 2007 compared with a tax benefit of $0.4 million during the comparable period of 2006. The Company’s effective tax rate for the thirteen weeks ended May 5, 2007 was a tax benefit of 38% compared to a tax benefit of 25% for the comparative period last year. In the prior comparative period a full valuation allowance was recorded related to the deferred tax assets of the Company’s Puerto Rican subsidiary. Management has since determined that realization of these assets is more likely than not and the valuation allowance was reversed in the fourth quarter of fiscal year 2006.

As a result of the foregoing, our net loss increased to approximately ($2.0) million in the thirteen weeks ended May 5, 2007 compared to a net loss of ($1.3) million in the thirteen weeks ended April 29, 2006. Net loss per share for the first fiscal quarter of 2007 and 2006 was ($0.65) and ($0.44), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, opening new stores and renovation of existing stores. For the first thirteen weeks of fiscal 2007, these capital requirements generally were satisfied through borrowings under our credit facility. In December 2006, our credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In June 2007, the covenant concerning the limitation on capital expenditures was modified retroactive to April 30, 2007. In addition, the minimum undrawn availability requirement, as defined, was modified so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000, and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000.

At May 5, 2007, we had a working capital of approximately $7.8 million compared to working capital of approximately $11.3 million at February 3, 2007 and $11.1 million at April 29, 2006. The change since February 3, 2007 was primarily due to the net loss during the current period and increased spending on store construction in the first thirteen weeks of fiscal 2007.

Net cash used in operating activities during the thirteen weeks ended May 5, 2007 was approximately $6.3 million compared with approximately $12.1 million used in operating activities during the same period of the prior year. The decrease in cash used in operating activities was primarily due to the increase of our accounts payable to affiliates and non-affiliates offset by increases in our inventory levels. Our accounts payable to affiliates and non-affiliates increased due to the timing of payments to our merchandise vendors and because of increased inventory purchases during the thirteen weeks ended May 5, 2007 compared with the same period last year. The increase in inventory is due to planned purchases for store growth and selective opportunistic purchases of desirable merchandise. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are generally extended, enhancing our liquidity.

Net cash used in investing activities was approximately $2.6 million in the first thirteen weeks ended May 5, 2007 compared to $1.5 million in the thirteen weeks ended April 29, 2006. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened during the thirteen weeks ended May 5, 2007 or that are scheduled for completion during fiscal year 2007. During the thirteen weeks ended May 5, 2007, Perfumania opened 5 new stores and relocated 1 existing store compared to 2 new stores and 1 relocation during the comparative period in fiscal 2006. At May 5, 2007, Perfumania operated 272 stores compared to 240 stores as of April 29, 2006. We plan to open approximately 35 new stores and close 3 stores during the remainder of fiscal year 2007. These capital requirements will be satisfied by borrowings under our credit facility and from cash flows from operations.

Net cash provided by financing activities during the first thirteen weeks of fiscal 2007 was approximately $9.4 million, primarily from borrowings under our line of credit, compared with approximately $13.6 million for the same period in the prior year. The variance is largely due to the timing of payments of merchandise payables.

We believe that our cash balances, the available borrowing capacity under our credit facility, continued extended terms from our affiliates and the projected future operating results will generate sufficient liquidity to support the Company’s needs for the next twelve months, however there can be no assurance that our plans will be successful.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information. Presentation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of those critical accounting policies can be found in our 2006 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” which seeks to reduce the diversity in practice associated with the accounting and reporting for uncertainty in income tax positions. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. For additional information on FIN 48, see Note 10 in the notes to condensed consolidated financial statements.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115.” SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our results of operations, financial position and cash flows.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, changes in or the lack of anticipated changes in the regulatory environment in various countries, the consummation of the proposed merger with Model, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the SEC, including the Risk Factors included in our 2006 Annual Report on From 10-K filed with the SEC. Those Risk Factors contained in our 2006 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended May 5, 2007, there have been no material changes in the information about our market risks as of February 3, 2007 as set forth in Item 7A of the 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 5, 2007, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended May 5, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

(a) On June 15, 2007, Perfumania, Inc., Magnifique Parfumes and Cosmetics, Inc., Perfumania Puerto Rico, Inc., and Ten Kesef II, Inc. and GMAC Commercial Finance LLC, as agent for certain institutional lenders, entered into an Amendment (the “Amendment”) to the Revolving Credit and Security Agreement (the “Credit Facility”). The Amendment, which is retroactive to April 30, 2007, modified the minimum undrawn availability requirement and the limitation on capital expenditures.

ITEM 6.	EXHIBITS

Exhibits

Index to Exhibits

Exhibit No.
10.22	Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Finance LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E COM VENTURES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

E COM VENTURES, INC.
(Registrant)

Date: June 18, 2007	By:	/s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donovan Chin
Donovan Chin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
10.22	Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Finance LLC.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.