Form 10-Q
period 2007-08-04
E COM VENTURES INC
filed 2007-09-18
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 4, 2007

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 17, 2007 there were 3,059,041 outstanding shares of its common stock, $0.01 par value.

E COM VENTURES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 4, 2007	February 3, 2007
ASSETS:

Current assets:
Cash and cash equivalents	$1,260,384	$1,282,546
Trade receivables, no allowance required	1,430,497	954,664
Deferred tax asset-current	4,230,584	2,821,584
Inventories, net	106,686,479	78,427,029
Prepaid expenses and other current assets	2,004,773	3,469,201

Total current assets	115,612,717	86,955,024

Property and equipment, net	32,984,083	30,213,222
Goodwill	1,904,448	1,904,448
Deferred tax asset-non-current	6,288,032	6,288,032
Other assets, net	323,813	388,099

Total assets	$157,113,093	$125,748,825

LIABILITIES AND SHAREHOLDERS' EQUITY:

Current liabilities:
Accounts payable, non-affiliates	$19,650,452	$16,748,142
Accounts payable, affiliates	41,016,708	24,110,130
Accrued expenses and other liabilities	7,652,583	7,502,546
Bank line of credit	40,763,988	26,919,115
Current portion of obligations under capital leases	361,903	345,424

Total current liabilities	109,445,634	75,625,357

Subordinated convertible note payable - affiliate	5,000,000	5,000,000
Long-term portion of obligations under capital leases	7,360,844	7,552,915

Total liabilities	121,806,478	88,178,272

Commitments and contingencies (see Note 6)

Shareholders' equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,957,290 and 3,950,664 shares issued in fiscal years 2007 and 2006, respectively	39,573	39,507
Additional paid-in capital	79,105,950	79,069,780
Accumulated deficit	(35,261,964)	(32,961,790)
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)

Total shareholders' equity	35,306,615	37,570,553

Total liabilities and shareholders' equity	$157,113,093	$125,748,825

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended August 4, 2007	Thirteen Weeks Ended July 29, 2006	Twenty-Six Weeks Ended August 4, 2007	Twenty-Six Weeks Ended July 29, 2006
Net sales to:
Unrelated customers	$51,983,009	$48,865,787	$94,480,136	$91,074,032
Related parties	21,407,555	1,184,478	27,048,980	5,045,218

	73,390,564	50,050,265	121,529,116	96,119,250
Cost of goods sold to:
Unrelated customers	28,256,898	26,919,016	50,871,166	50,225,698
Related parties	20,138,125	1,121,588	25,339,740	4,725,107

	48,395,023	28,040,604	76,210,906	54,950,805

Gross profit	24,995,541	22,009,661	45,318,210	41,168,445

Operating expenses:
Selling, general and administrative	22,819,824	20,655,390	43,914,570	39,437,429
Depreciation and amortization	1,390,256	1,172,892	2,722,957	2,306,938

Total operating expenses	24,210,080	21,828,282	46,637,527	41,744,367

Income (loss) from operations	785,461	181,379	(1,319,317)	(575,922)
Interest expense	(1,302,573)	(1,123,304)	(2,389,857)	(2,095,303)

Loss before income taxes	(517,112)	(941,925)	(3,709,174)	(2,671,225)
Income tax benefit	196,000	346,000	1,409,000	780,000

Net loss	$(321,112)	$(595,925)	$(2,300,174)	$(1,891,225)

Net loss per common share:
Basic	$(0.10)	$(0.20)	$(0.75)	$(0.64)

Diluted	$(0.10)	$(0.20)	$(0.75)	$(0.64)

Weighted average number of common shares outstanding:
Basic	3,058,935	2,990,164	3,058,553	2,975,182

Diluted	3,058,935	2,990,164	3,058,553	2,975,182

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-six Weeks Ended August 4, 2007	Twenty-six Weeks Ended July 29, 2006
Cash flows from operating activities:
Net loss	$(2,300,174)	$(1,891,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Addition to deferred tax assets	(1,409,000)	(833,905)
Provision for impairment of assets and store closing	75,932	68,024
Depreciation and amortization	2,722,957	2,306,938
Change in operating assets and liabilities:
Trade receivables	(475,833)	(371,688)
Inventories	(28,259,450)	(9,002,607)
Prepaid expenses and other assets	1,528,375	561,515
Accounts payable, non-affiliates	2,902,310	(2,097,427)
Accounts payable, affiliates	16,906,578	(350,415)
Accrued expenses and other liabilities	150,037	(741,127)

Net cash used in operating activities	(8,158,268)	(12,351,917)

Cash flows from investing activities:
Additions to property and equipment	(5,569,411)	(3,007,949)

Net cash used in investing activities	(5,569,411)	(3,007,949)

Cash flows from financing activities:
Net borrowings under bank line of credit	13,844,873	15,457,302
Principal payments under capital lease obligations	(175,592)	(158,788)
Proceeds from exercise of stock options	36,236	334,895

Net cash provided by financing activities	13,705,517	15,633,409

(Decrease) increase in cash and cash equivalents	(22,162)	273,543
Cash and cash equivalents at beginning of period	1,282,546	1,260,444

Cash and cash equivalents at end of period	$1,260,384	$1,533,987

See accompanying notes to condensed consolidated financial statements.

Supplemental Information:

Cash paid during the period for interest	$2,089,031	$2,111,804

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

Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of August 4, 2007, Perfumania operated a chain of 276 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company’s more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

The condensed consolidated financial statements include the accounts of ECOMV and subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K, as amended, for the fiscal year ended February 3, 2007.

NOTE 2 – ACCOUNTING FOR SHARE-BASED PAYMENT

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 585,000 options have been granted and approximately 145,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All granted and outstanding options are fully vested.

The following is a summary of the stock option activity during the twenty-six weeks ended August 4, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and exercisable as of February 3, 2007	149,026	$12.39
Granted	—	—
Exercised	(4,330)	6.50
Forfeited	—	—

Outstanding and exercisable as of August 4, 2007	144,696	$12.57	6.59	$1,652,380

The aggregate intrinsic value in the table above is the amount before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date. During the twenty-six weeks ended August 4, 2007, the total intrinsic value of stock options exercised was approximately $139,000.

Effective January 29, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123R”), as interpreted by the SEC in Staff Accounting Bulletin No. 107 and began recording compensation expense associated with stock options. SFAS No. 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS No. 123R, the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation expense had only been recorded in the consolidated financial statements for any stock options granted below the fair market value of the underlying stock as of the date of grant.

The Company adopted the modified prospective transition method provided for under SFAS No. 123R and accordingly, prior period results were not retroactively adjusted. The modified prospective transition method requires that stock-based compensation expense be recorded for (i) all new stock options granted on or after January 29, 2006 based on the grant date fair value determined under the provisions of SFAS No. 123R and (ii) all unvested stock options granted prior to January 29, 2006 based on the grant date fair value as determined under the provisions of SFAS No. 123. Results for prior periods were not restated, as provided for under the modified prospective transition method.

During the twenty-six weeks ended August 4, 2007 and July 29, 2006, the Company did not recognize any share based compensation expense in the consolidated financial statements since no stock options were granted nor were there any modifications of outstanding stock options during both twenty-six week periods. In addition, all stock options outstanding as of February 3, 2007 and January 28, 2006 were fully vested.

NOTE 3 – BANK LINE OF CREDIT AND SUBORDINATED CONVERTIBLE NOTE PAYABLE, AFFILIATE

The bank line of credit and subordinated convertible note payable, affiliate consist of the following:

	August 4, 2007	February 3, 2007
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially all of Perfumania’s assets	$40,763,988	$26,919,115

Subordinated convertible note payable affiliate - long term	$5,000,000	$5,000,000

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s level of eligible inventories. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. As of August 4, 2007, $40.8 million was outstanding under the line of credit and $19.2 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base, subject to the restrictions concerning minimum undrawn availability discussed below. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. In December 2006, the credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In June 2007, the covenant concerning the limitation on capital expenditures was modified retroactive to April 30, 2007. In addition, the minimum undrawn availability requirement, as defined, was modified so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000, and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000. Perfumania was in compliance with all covenant requirements as of August 4, 2007. Management does not anticipate any difficulty in refinancing the credit facility with the existing lender or obtaining a new facility with an alternate lender prior to the expiration of the existing facility’s term in May 2008.

In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the "Note") in exchange for a $5,000,000 subordinated secured demand loan made to the Company in the first quarter of fiscal year 2004 by Glenn and Stephen Nussdorf (the “Nussdorfs”). As of August 4, 2007, the Nussdorfs owned approximately 36% of the Company’s outstanding common stock and they are officers and shareholders of Model Reorg, Inc. (“Model”) and its affiliate Quality King Distributors, Inc. (“Quality King”) and their subsidiaries, including Quality King Fragrances. Model is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz, is an executive of Model and Quality King. Stephen Nussdorf is the Chairman of the Company’s Board of Directors. The initial maturity of the Note was January 2007; however the Note was modified in April 2006 to extend the due date to January 2009. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note allows the Nussdorfs to convert the Note into shares of the Company’s common stock at a conversion price of $11.25, which was equivalent to the closing market price of the Company’s common stock on the date of the exchange. See Note 7 for discussion of a merger offer received from Model.

NOTE 4 – ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

The Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) effective February 4, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and August 4, 2007, there was no material liability for income tax associated with unrecognized tax benefits.

The Company recognizes interest accrued related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of the date of adoption, the Company was not required to have an accrual for the payment of interest and penalties. No accrual for interest and penalties related to uncertain tax positions was required during the twenty-six weeks ended August 4, 2007.

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

NOTE 5 – BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. For all periods presented in the accompanying condensed consolidated statements of operations, incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

NOTE 6 – CONTINGENCIES

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, operations or cash flows.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company sold approximately $21.4 million and $1.2 million of wholesale merchandise to Model and its subsidiaries for the second thirteen weeks of fiscal 2007 and 2006, respectively. For the first twenty-six weeks of fiscal 2007 and 2006, sales of wholesale merchandise to Model and its subsidiaries were approximately $27.0 million and $5.0 million, respectively. See further discussion at Item 2—Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in this form 10-Q regarding significant increases in wholesale sales volume. For all periods presented, substantially all of the Company’s wholesale sales were to Model and its subsidiaries. The wholesale sales to Model and its subsidiaries result from the Company’s supplier relationships and its ability to obtain certain merchandise at better prices and in greater quantities than Model and its subsidiaries are able to achieve. These wholesale sales are included in net sales-related parties on the accompanying condensed consolidated statements of operations. There were no accounts receivable due from Model and its subsidiaries as of August 4, 2007 and February 3, 2007, respectively.

Purchases of product from Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products, and Model and its subsidiaries were approximately $20.9 million and $7.6 million for the second thirteen weeks of fiscal

2007 and 2006 representing approximately 36% and 29% of the Company’s total inventory purchases, respectively. For the first twenty-six weeks of fiscal 2007 and 2006, purchases of product from these related parties were $32.7 million and $21.8 million representing approximately 32% and 35% of the Company’s total inventory purchases, respectively. The amounts due to Parlux at August 4, 2007 and February 3, 2007 was approximately $18.3 million and $7.2 million, respectively. The amounts due to Model and its subsidiaries at August 4, 2007 and February 3, 2007 was approximately $22.7 million and $16.9 million, respectively. These amounts are non-interest bearing and are included in accounts payable, affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

Glenn Nussdorf (“Mr. Nussdorf”) has filed beneficial ownership forms with the SEC indicating that he has acquired approximately 12% of Parlux’s common stock outstanding. In February 2007, Mr. Nussdorf reached an agreement with Parlux which called for equal representation in Parlux’s Board of Directors by the then current independent directors and Mr. Nussdorf’s nominees. Accordingly, Mr. Nussdorf’s three nominees were appointed to the Parlux Board, and one of the these nominees currently serves as Parlux’s Chief Executive Officer.

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

On August 2, 2007, the Company entered into an Information Technology Services Agreement (the “Services Agreement”) with Model Reorg, Inc. and its subsidiaries, whereby among other services, the Company will manage and monitor the IT systems of Model in exchange for a monthly service fee of $25,000. The Services Agreement terminates 30 days after the effective date of the merger offer discussed above, or if such merger offer is not consummated on or before December 31, 2008, either party may terminate 30 days after providing written notice of termination.

NOTE 8 – SEGMENT INFORMATION

Segment information is prepared on the same basis that the Company’s management reviews financial information. The Company operates in two reportable industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our internet site, perfumania.com. Substantially all wholesale sales are to Model and its subsidiaries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. All of the Company’s assets relate to and are owned by the Company’s retail segment and the Company does not allocate operating and other expenses to its segments. Accordingly, a reconciliation of segment assets to total assets is not presented. During the twenty-six weeks ended August 4, 2007 and July 29, 2006, there were no intersegment revenues. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended August 4, 2007	Thirteen Weeks Ended July 29, 2006	Twenty-Six Weeks Ended August 4, 2007	Twenty-Six Weeks Ended July 29, 2006
Net sales:
Retail	$51,983,009	$48,865,787	$94,471,379	$91,074,032
Wholesale	21,407,555	1,184,478	27,057,737	5,045,218

	$73,390,564	$50,050,265	$121,529,116	$96,119,250

Gross profit:
Retail	$23,726,111	$21,948,033	$43,607,718	$40,849,597
Wholesale	1,269,430	61,628	1,710,492	318,848

	$24,995,541	$22,009,661	$45,318,210	$41,168,445

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for the first interim period beginning in fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 157 will have on our results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an Amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for the first interim period beginning in fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our results of operations, financial position and cash flows.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended August 4, 2007 with the Thirteen Weeks Ended July 29, 2006.

Net sales increased 46.6% from $50.1 million in the thirteen weeks ended July 29, 2006 to $73.4 million in the thirteen weeks ended August 4, 2007. The increase in sales was due to increases of $20.2 million and $3.1 million in wholesale and retail sales, respectively.

Retail sales were $52.0 million for the thirteen weeks ended August 4, 2007 compared to $48.9 million for the thirteen weeks ended July 29, 2006. The average number of stores operated was 274 in the second quarter of fiscal 2007, versus 241 in the prior year’s comparable period which resulted in part in the increase in retail sales. Perfumania’s comparable store sales increased by 1.2%. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. While the average retail price per unit sold during the thirteen weeks ended August 4, 2007 increased 6.4% versus the prior year’s comparable period, the total number of units sold was substantially unchanged, and the number of units sold in our comparable stores decreased slightly. We attribute the increase in the average retail price per unit sold to increases in the retail selling prices on selected merchandise as well as changes in our product mix. The number of units sold was affected by softness in the United States economy and the resulting weak mall traffic. Also, during the thirteen weeks ended August 4, 2007, we had more stores closed for renovation compared with the thirteen week period ended July 29, 2006 which negatively impacted retail sales.

Wholesale sales increased $20.2 million from $1.2 million for the thirteen weeks ended July 29, 2006 to $21.4 million for the thirteen weeks ended August 4, 2007. Substantially all wholesale sales during the second quarter of fiscal years 2007 and 2006 were made to Model and its subsidiaries. The increase in wholesale sales is due to significantly more merchandise availability at better prices than had been available from our suppliers in any historical quarter, and an increase in the demand of Model and its subsidiaries’ product needs. Quarterly wholesale sales are expected to fluctuate due to market conditions, the availability of desirable merchandise and the demand of our wholesale customers, including Model. The volume of wholesale sales in the thirteen weeks ended August 4, 2007 was significantly higher than any of our historical quarterly results, and should not necessarily be considered indicative of wholesale sales volume to be expected in future quarters. See further discussion at Note 7.

Gross profit increased 13.6% from $22.0 million in the thirteen weeks ended July 29, 2006 (44% of total net sales) to $25.0 million in the thirteen weeks ended August 4, 2007 (34% of total net sales). Of the $3.0 million increase in gross profit, $1.8 related to retail sales and $1.2 million related to wholesale sales. In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. Our gross profit and gross profit percentages may not be comparable to other retailers, which may include the costs related to their distribution network in cost of goods sold, rather than in selling, general and administrative expenses. The increase in gross profit was due to increases in both retail and wholesale sales volume as discussed above. As a percentage of net sales, total gross profit in the thirteen weeks ended August 4, 2007 decreased as compared to the thirteen weeks ended July 29, 2006 due to the higher ratio of wholesale sales as a percentage of net sales in the thirteen weeks ended August 4, 2007 versus the comparable period last year. Wholesale sales yield a lower gross margin than retail sales. Retail gross profit as a percentage of retail sales was 45.6% and 44.9% for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively. The increase in gross margin on retail sales resulted principally from increases in retail selling prices on selected merchandise as well as lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 5.9% and 5.2% for the thirteen weeks ended August 4, 2007 and July 29, 2006, respectively. Gross margin on wholesale sales increased slightly due to the change in the product assortment sold in the thirteen weeks ended August 4, 2007 compared to the prior thirteen week period.

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies and other administrative expenses. Selling, general and administrative expenses increased 10.5% from $20.7 million in the thirteen weeks ended July 29, 2006 to $22.8 million in the thirteen weeks ended August 4, 2007. The increase was largely attributable to the increase in new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Increases in wholesale sales volume generally results in nominal increases in selling, general and administrative expenses. Depreciation and amortization was approximately $1.4 million in the thirteen weeks ended August 4, 2007 compared to $1.2 million for the thirteen weeks ended July 29, 2006. The increase is attributable to depreciation incurred on new stores that have opened over the past twelve months offset by lower depreciation on certain stores that become fully depreciated during the same time period.

Interest expense was approximately $1.3 million for the thirteen weeks ended August 4, 2007 compared with approximately $1.1 million in the comparable period of 2006. The increase in interest expense was due to a higher average balance on our bank line of credit during the thirteen weeks ended August 4, 2007 compared with the comparable period of 2006 and higher interest rates. The majority of our borrowings incur interest based on either prime or libor and these interest rates have risen over the past year.

An income tax benefit of $0.2 million was recorded as a result of the Company’s net loss during the thirteen weeks ended August 4, 2007 compared with a tax benefit of $0.3 million during the comparable period of 2006. The Company’s effective tax rate for the thirteen weeks ended August 4, 2007 was a tax benefit of 38% compared to a tax benefit of 37% for the comparative period last year.

As a result of the foregoing, our net loss decreased to approximately ($0.3) million in the thirteen weeks ended August 4, 2007 compared to a net loss of ($0.6) million in the thirteen weeks ended July 29, 2006. Net loss per share for the second fiscal quarter of 2007 and 2006 was ($0.10) and ($0.20), respectively.

Comparison of the Twenty-six weeks Ended August 4, 2007 with the Twenty-six weeks Ended July 29, 2006.

Net sales increased 26.4% from $96.1 million in the twenty-six weeks ended July 29, 2006 to $121.5 million in the twenty-six weeks ended August 4, 2007. The increase in sales was due to a $22.0 million increase in Perfumania’s wholesale sales and a $3.4 million increase in retail sales.

Retail sales increased from $91.1 million in the twenty-six weeks ended July 29, 2006 to $94.5 million in the twenty-six weeks ended August 4, 2007, primarily as a result of the increase in the number of retail stores in operation. The average number of stores operated was 276 in the first twenty-six weeks of fiscal 2007, versus 243 in the prior year’s comparable period. Comparable store sales decreased by 0.7% in the twenty-six weeks ended August 4, 2007. While the average retail price per unit sold during the twenty-six weeks ended August 4, 2007 increased 5.1% versus the prior year’s comparable period, the total number of units sold decreased 1.0%. We attribute the increase in the average retail price per unit sold to increases in the retail selling prices on selected merchandise as well as changes in our product mix. The number of units sold was affected by softness in the United States economy and the resulting weak mall traffic.

Wholesale sales increased by $22.1 million from $5.0 million for the twenty-six weeks ended July 29, 2006 to $27.1 million for the twenty-six weeks ended August 4, 2007. Substantially all wholesale sales during the twenty-six weeks ended August 4, 2007 and July 29, 2006 were to Model and its subsidiaries. The increase in wholesale sales is due to significantly more merchandise availability at better prices than had been available from our suppliers during the thirteen weeks ended August 4, 2007 than had been available from our suppliers in any historical quarter, and an increase in the demand of Model and its subsidiaries product needs. Quarterly wholesale sales are expected to fluctuate due to market conditions, the availability of desirable merchandise and the demand of our wholesale customers, including Model. The volume of wholesale sales in the thirteen weeks ended August 4, 2007 was significantly higher than any of our historical quarterly results, and should not necessarily be considered indicative of wholesale sales volume to be expected in future quarters. See further discussion at Note 7.

Gross profit increased 10.1% from $41.2 million in the twenty-six weeks ended July 29, 2006 (43% of total net sales) to $45.3 million in the twenty-six weeks ended August 4, 2007 (37% of total net sales). Of the $4.2 million increase in gross profit, $2.8 million related to retail sales and $1.4 million related to wholesale sales. In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. Our gross profit and gross profit percentages may not be comparable to other retailers, which may include the costs related to their distribution network in cost of goods sold, rather than in selling, general and administrative expenses. The increase in gross profit was due to increases in both retail and wholesale sales volume as discussed above. As a percentage of net sales, total gross profit in the twenty-six weeks ended August 4, 2007 decreased as compared to the twenty-six weeks ended July 29, 2006 due to the higher ratio of wholesale sales as a percentage of total net sales in the twenty-six weeks ended August 4, 2007 versus the comparable period last year. Historically, retail sales yield a higher gross margin than wholesale sales. Retail gross profit as a percentage of retail sales was 46.2% and 44.9% for the twenty-six weeks ended August 4, 2007 and July 29, 2006, respectively. As a percentage of retail sales, retail gross profit in the twenty-six weeks ended August 4, 2007 increased versus the twenty-six weeks ended July 29, 2006, due to an increase in our retail selling prices as well as a lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 6.3% for both twenty-six week periods ending August 4, 2007 and July 29, 2006.

Selling, general and administrative expenses increased 11.4% from $39.4 million in the twenty-six weeks ended July 29, 2006 to $43.9 million in the twenty-six weeks ended August 4, 2007 due to the increase in the number of new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Increases in wholesale sales volume generally results in nominal increases in selling, general and administrative expenses. Depreciation and amortization was approximately $2.7 million in the twenty-six weeks ended August 4, 2007 and $2.3 million in the twenty-six weeks ended July 29, 2006. The increase is attributable to depreciation incurred on new stores that have opened over the past twelve months offset by lower depreciation on certain stores that became fully depreciated during the same time period.

Interest expense was approximately $2.4 million for the twenty-six weeks ended August 4, 2007 compared with $2.1 million in the comparable period of 2006. The increase in interest expense was due to a higher average balance on our bank line of credit during the twenty-six weeks ended August 4, 2007 compared with the comparable period of 2006 and higher interest rates. The majority of our borrowings incur interest based on either prime or libor and these interest rates have risen over the past year.

An income tax benefit of $1.4 million was recorded as a result of the Company’s net loss during the twenty-six weeks ended August 4, 2007 compared with a tax benefit of $0.8 million during the comparable period of 2006. The Company’s effective tax rate for the twenty-six weeks ended August 4, 2007 was a tax benefit of 38% compared to a tax benefit of 29% for the comparative period last year. In the prior comparative period a full valuation allowance was recorded related to the deferred tax assets of the Company’s Puerto Rican operations. Management has since determined that realization of these assets is more likely than not and the valuation allowance was reversed in the fourth quarter of fiscal year 2006.

As a result of the foregoing, our net loss increased from ($1.9) million in the twenty-six weeks ended July 29, 2006, to a net loss of ($2.3) million in the twenty-six weeks ended August 4, 2007. Net loss per share for the twenty-six weeks ended August 4, 2007 and July 29, 2006 was ($0.75) and ($0.64), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, opening new stores and renovation of existing stores. For the first twenty-six weeks of fiscal 2007, these capital requirements generally were satisfied through borrowings under our credit facility. In December 2006, our credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In June 2007, the covenant concerning the limitation on capital expenditures was modified retroactive to April 30, 2007. In addition, the minimum undrawn availability requirement, as defined, was modified so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000, and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000. We do not anticipate any difficulty in refinancing the credit facility with the existing lender or obtaining a new facility with an alternate lender prior to the expiration of the existing facility’s term in May 2008.

At August 4, 2007, we had a working capital of approximately $6.2 million compared to working capital of approximately $11.3 million at February 3, 2007 and $9.5 million at July 29, 2006. The change since February 3, 2007 was primarily due to the net loss during the current period and increased spending on store construction in the first twenty-six weeks of fiscal 2007.

Net cash used in operating activities during the twenty-six weeks ended August 4, 2007 was approximately $8.2 million compared with approximately $12.4 million used in operating activities during the same period of the prior year. The decrease in cash used in operating activities was primarily due to the increase of our accounts payable to affiliates and non-affiliates offset by increases in our inventory levels. Our accounts payable to affiliates and non-affiliates increased due to the timing of payments to our merchandise vendors and because of increased inventory purchases during the twenty-six weeks ended August 4, 2007 compared with the same period last year. The increase in inventory is due to planned purchases for store growth and selective opportunistic purchases of desirable merchandise. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however we are dependant upon these extended terms for much of our liquidity during the year.

Net cash used in investing activities was approximately $5.6 million in the first twenty-six weeks ended August 4, 2007 compared to $3.0 million in the twenty-six weeks ended July 29, 2006. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened during the twenty-six weeks ended August 4, 2007 or that are scheduled for completion during fiscal year 2007. During the twenty-six weeks ended August 4, 2007, Perfumania opened 11 new stores and relocated 3 existing stores compared to 8 new store openings and 2 store relocations during the comparative period in fiscal 2006. At August 4, 2007, Perfumania operated 276 stores compared to 243 stores as of July 29, 2006. We currently plan to open approximately 28 new stores and close 2 stores during the remainder of fiscal year 2007. We believe that these capital requirements will be satisfied by borrowings under our credit facility and from cash flows from operations.

Net cash provided by financing activities during the first twenty-six weeks of fiscal 2007 was approximately $13.7 million, primarily from borrowings under our line of credit, compared with approximately $15.6 million for the same period in the prior year.

Based on past performance and current expectations, we believe that our cash balances, the available borrowing capacity under our credit facility, continued extended terms from our affiliates and our projected future operating results will generate sufficient liquidity to support the Company’s needs for the next twelve months.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for the first interim period beginning in fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 157 will have on our results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115”(“SFAS 159”). SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for the first interim period beginning in fiscal 2008. We are currently evaluating the impact that the adoption of SFAS 159 will have on our results of operations, financial position and cash flows.

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

During the quarter ended August 4, 2007, there have been no material changes in the information about our market risks as of February 3, 2007 as set forth in Item 7A of the 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 4, 2007, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended August 4, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

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

E COM VENTURES, INC. (Registrant)

Date: September 17, 2007	By:	/S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Donovan Chin
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