Form 10-Q
period 2007-11-03
E COM VENTURES INC
filed 2007-12-26
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 3, 2007

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 21, 2007 there were 3,059,041 outstanding shares of its common stock, $0.01 par value.

E COM VENTURES, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	November 3, 2007	February 3, 2007
ASSETS:

Current assets:
Cash and cash equivalents	$1,462,594	$1,282,546
Trade receivables, no allowance required	1,496,175	954,664
Deferred tax asset-current	4,914,973	2,821,584
Inventories, net	121,797,512	78,427,029
Prepaid expenses and other current assets	5,966,479	3,469,201

Total current assets	135,637,733	86,955,024

Property and equipment, net	37,147,062	30,213,222
Goodwill	1,904,448	1,904,448
Deferred tax asset-non-current	6,288,032	6,288,032
Other assets, net	309,651	388,099

Total assets	$181,286,926	$125,748,825

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable, non-affiliates	$23,346,210	$16,748,142
Accounts payable, affiliates	52,902,950	24,110,130
Accrued expenses and other liabilities	9,156,191	7,502,546
Bank line of credit	49,056,075	26,919,115
Current portion of obligations under capital leases	363,168	345,424

Total current liabilities	134,824,594	75,625,357

Subordinated convertible note payable - affiliate	5,000,000	5,000,000
Long-term portion of obligations under capital leases	7,272,353	7,552,915

Total liabilities	147,096,947	88,178,272

Commitments and contingencies (see Note 6)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,957,290 and 3,950,664 shares issued in fiscal years 2007 and 2006, respectively	39,573	39,507
Additional paid-in capital	79,105,950	79,069,780
Accumulated deficit	(36,378,600)	(32,961,790)
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)

Total shareholders’ equity	34,189,979	37,570,553

Total liabilities and shareholders' equity	$181,286,926	$125,748,825

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty Nine Weeks Ended	Thirty Nine Weeks Ended
	November 3, 2007	October 28, 2006	November 3, 2007	October 28, 2006
Net sales to:
Unrelated customers	$50,685,925	$47,988,815	$145,166,061	$139,062,847
Related parties	19,198,278	5,915,199	46,247,258	10,960,418

	69,884,203	53,904,014	191,413,319	150,023,265
Cost of goods sold to:
Unrelated customers	27,214,104	26,564,268	78,085,270	76,789,967
Related parties	18,340,779	5,504,314	43,680,519	10,229,421

	45,554,883	32,068,582	121,765,789	87,019,388

Gross profit	24,329,320	21,835,432	69,647,530	63,003,877

Operating expenses:
Selling, general and administrative	23,350,675	21,078,668	67,265,245	60,516,097
Depreciation and amortization	1,468,029	1,224,602	4,190,986	3,531,540

Total operating expenses	24,818,704	22,303,270	71,456,231	64,047,637

Loss from operations	(489,384)	(467,838)	(1,808,701)	(1,043,760)
Interest expense	(1,311,640)	(1,189,503)	(3,701,498)	(3,284,806)

Loss before income taxes	(1,801,024)	(1,657,341)	(5,510,199)	(4,328,566)
Income tax benefit	684,389	319,067	2,093,389	1,099,067

Net loss	$(1,116,635)	$(1,338,274)	$(3,416,810)	$(3,229,499)

Net loss per common share:
Basic	$(0.37)	$(0.45)	$(1.12)	$(1.08)

Diluted	$(0.37)	$(0.45)	$(1.12)	$(1.08)

Weighted average number of common shares outstanding:
Basic	3,059,041	3,001,847	3,058,716	2,984,070

Diluted	3,059,041	3,001,847	3,058,716	2,984,070

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirty Nine Weeks Ended	Thirty Nine Weeks Ended
	November 3, 2007	October 28, 2006
Cash flows from operating activities:
Net loss	$(3,416,810)	$(3,229,499)
Adjustments to reconcile net loss to net cash used in operating activities:
Addition to deferred tax assets	(2,093,389)	(1,226,905)
Provision for impairment of assets and store closing	241,582	64,737
Depreciation and amortization	4,190,986	3,531,540
Change in operating assets and liabilities:
Trade receivables	(541,511)	(280,061)
Inventories	(43,370,483)	(26,321,023)
Prepaid expenses and other assets	(2,419,339)	318,840
Accounts payable, non-affiliates	5,556,289	9,745,573
Accounts payable, affiliates	28,792,820	4,708,034
Accrued expenses and other liabilities	1,653,645	(335,375)

Net cash used in operating activities	(11,406,210)	(13,024,139)

Cash flows from investing activities:
Additions to property and equipment	(10,324,121)	(6,642,084)

Net cash used in investing activities	(10,324,121)	(6,642,084)

Cash flows from financing activities:
Net borrowings under bank line of credit	22,136,960	19,508,643
Principal payments under capital lease obligations	(262,818)	(241,388)
Proceeds from exercise of stock options	36,237	616,896

Net cash provided by financing activities	21,910,379	19,884,151

Increase in cash and cash equivalents	180,048	217,928
Cash and cash equivalents at beginning of period	1,282,546	1,260,444

Cash and cash equivalents at end of period	$1,462,594	$1,478,372

See accompanying notes to condensed consolidated financial statements. Supplemental Information:
Cash paid during the period for interest	$3,574,336	$3,205,140

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

Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of November 3, 2007, Perfumania operated a chain of 292 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers' suggested retail prices. Perfumania's wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of the Company’s more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

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

NOTE 2 - ACCOUNTING FOR SHARE-BASED PAYMENT

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 585,000 options have been granted and approximately 145,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant with vesting generally occurring equally over three years from the date of grant. All granted and outstanding options are fully vested as of November 3, 2007 and February 3, 2007.

The following is a summary of the stock option activity during the thirty-nine weeks ended November 3, 2007:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and exercisable as of February 3, 2007	149,026	$12.39	6.98	$1,648,000

Granted	—	—

Exercised	(4,330)	6.50

Forfeited	—	—

Outstanding and exercisable as of November 3, 2007	144,696	$12.57	6.34	$1,697,233

The aggregate intrinsic value in the table above is the amount before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date. During the thirty-nine weeks ended November 3, 2007, the total intrinsic value of stock options exercised was approximately $139,000.

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

During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, the Company did not recognize any share based compensation expense in the consolidated financial statements since no stock options were granted nor were there any modifications of outstanding stock options during such periods. In addition, all stock options outstanding as of February 3, 2007 and January 28, 2006 were fully vested.

NOTE 3 - BANK LINE OF CREDIT AND SUBORDINATED CONVERTIBLE NOTE PAYABLE, AFFILIATE

The bank line of credit and subordinated convertible note payable, affiliate consist of the following:

	November 3, 2007	February 3, 2007
Bank line of credit, which is classified as a current liability, interest payable monthly, secured by a pledge of substantially all of Perfumania’s assets	$49,056,075	$26,919,115

Subordinated convertible note payable affiliate - long term	$5,000,000	$5,000,000

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s level of eligible inventories. Advances under the credit facility are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. As of November 3, 2007, $49.1 million was outstanding under the credit facility and $5.9 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base, net of the restrictions concerning minimum undrawn availability discussed below. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. In December 2006, the credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In June 2007, the covenant concerning the limitation on capital expenditures was modified retroactive to April 30, 2007. In addition, the minimum undrawn availability requirement, as defined, was modified so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000, and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000. Perfumania was in compliance with all covenant requirements as of November 3, 2007. Management does not anticipate any difficulty in refinancing the credit facility with the existing lender or obtaining a new facility with an alternate lender prior to the expiration of the existing facility’s term in May 2008.

In the fourth quarter of fiscal year 2004, the Company issued a Subordinated Convertible Note (the “Note”) in exchange for a $5,000,000 subordinated secured demand loan made to the Company in the first quarter of fiscal year 2004 by Glenn and Stephen Nussdorf (the “Nussdorfs”). The initial maturity of the Note was January 2007; however the Note was modified in April 2006 to extend the due date to January 2009. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note allows the Nussdorfs to convert the Note into shares of the Company’s common stock at a conversion price of $11.25, which was equivalent to the closing market price of the Company’s common stock on the date of the exchange. See Note 7 for discussion of transactions between the Company and Model Reorg, Inc. (“Model”).

NOTE 4 - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

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

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits or reverse any accruals for uncertain tax positions previously recorded, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and November 3, 2007, there was no material liability for income tax associated with unrecognized tax benefits.

The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of the date of adoption, the Company was not required to have an accrual for the payment of interest and penalties. No accrual for interest and penalties related to uncertain tax positions was required during the thirty-nine weeks ended November 3, 2007.

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

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 5 - BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. For all periods presented in the accompanying condensed consolidated statements of operations, incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

NOTE 6 - CONTINGENCIES

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, operations or cash flows.

NOTE 7 - RELATED PARTY TRANSACTIONS

Sales To and Purchases From Affiliated Companies

As of November 3, 2007, the Nussdorfs owned approximately 36% of the Company’s outstanding common stock and they are officers and shareholders of Model and its affiliate Quality King Distributors, Inc. (“Quality King”) and their subsidiaries, including Quality King Fragrances. Model is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz, is an executive of Model and Quality King. Stephen Nussdorf is the Chairman of the Company’s Board of Directors.

The Company sold approximately $19.2 million and $5.9 million of wholesale merchandise to Model and its subsidiaries in the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively. For the first thirty-nine weeks of fiscal 2007 and 2006, sales of wholesale merchandise to Model and its subsidiaries were approximately $46.2 million and $11.0 million, respectively. See further discussion at Item 2 - Management’s Discussion and Analysis of Consolidated Financial Condition and Results of Operations in this form 10-Q regarding significant increases in wholesale sales volume. For all periods presented, substantially all of the Company’s wholesale sales were to Model and its subsidiaries. The wholesale sales to Model and its subsidiaries result from the Company’s supplier relationships and its ability to obtain certain merchandise at better prices and in greater quantities than Model and its subsidiaries are able to achieve. These wholesale sales are included in net sales-related parties on the accompanying condensed consolidated statements of operations. There were no accounts receivable due from Model and its subsidiaries as of November 3, 2007 and February 3, 2007, respectively.

Purchases of product from Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products, and Model and its subsidiaries aggregated approximately $33.9 million and $19.2 million for the thirteen weeks ended November 3, 2007 and October 28, 2007, representing approximately 56% and 39% of the Company’s total inventory purchases, respectively. For the first thirty-nine weeks of fiscal 2007 and 2006, purchases of product from these related parties were $67.0 million and $41.0 million representing approximately 41% and 37% of the Company’s total inventory purchases, respectively. The amounts due to Parlux at November 3, 2007 and February 3, 2007 were approximately $23.4 million and $7.2 million, respectively. The amounts due to Model and its subsidiaries at November 3, 2007 and February 3, 2007 were approximately $29.5 million and $16.9 million, respectively. These amounts are non-interest bearing and are included in accounts payable, affiliates in the accompanying condensed consolidated balance sheets. In October 2007, Model acquired two entities from which the Company has purchased product. The Company’s purchases from these two entities in fiscal year 2007 and the balance due to these entities at November 3, 2007 are included in the above related party disclosures. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

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

Merger Agreement with Model and Other Arrangements

As reported in our form 8-K filed with the SEC on December 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Model on December 21, 2007. Pursuant to the terms of the Merger Agreement, Model will be merged into a newly formed wholly-owned subsidiary of the Company in exchange for the issuance of 5,900,000 shares of the Company’s common stock and warrants to acquire an additional 1,500,000 shares of the Company’s common stock at an exercise price of $23.94. The warrants will have a 10-year term, will not be exercisable for the first three years and will not be transferable, with limited exceptions.

The definitive Merger Agreement was reached after extensive negotiations between Model and a special committee comprised of the independent Board members of the Company, which retained independent counsel and financial advisors. The special committee received an opinion from Financo, Inc. that, as of the date of the Merger Agreement and subject to various assumptions and qualifications set forth therein, the consideration to be paid by the Company in the merger is fair to the shareholders of the Company (other than shareholders of the Company who own or whose affiliates own securities of Model) from a financial point of view.

The Merger Agreement also requires Model to refinance debt owed by Model to an affiliate of Model. The refinancing is to be through a $50 million three-year term loan from the affiliate and, if needed, a transfer of inventory from Model to the affiliate to pay any remaining balance. The new affiliate loan will be subordinated to the new secured credit facility described below.

The consummation of the Merger Agreement is subject to certain conditions, including approval by the holders of a majority of the issued and outstanding shares of the Company, expiration of the anti-trust waiting period under the Hart Scott Rodino Act, approval by NASDAQ of the listing of the shares to be issued, and the availability of a new $280 million secured credit facility to replace the Company’s and Model’s existing third party credit facilities.

Following the merger, the Nussdorfs, who currently own approximately 36% of the Company’s outstanding common stock, would own approximately 71% of the Company’s outstanding common stock. Giving effect to the conversion of the $5 million subordinated convertible note currently held by them and the exercise of the warrants to be issued to them in the transaction, but not assuming the exercise of any outstanding options held by the Company’s officers and directors, the Nussdorfs would own approximately 75% of the Company’s common stock.

On August 2, 2007, the Company entered into an Information Technology Services Agreement (the “Services Agreement”) with Model and its subsidiaries, whereby among other services, the Company will manage and monitor the IT systems of Model in exchange for a monthly service fee of $25,000. The Services Agreement terminates 30 days after the effective date of the merger offer discussed above, or if such merger offer is not consummated on or before December 31, 2008, either party may terminate 30 days after providing written notice of termination. During the thirteen and thirty-nine weeks ended November 3, 2007, the Company recorded income of $75,000 related to this Services Agreement.

NOTE 8 - SEGMENT INFORMATION

Segment information is prepared on the same basis that the Company’s management reviews financial information. The Company operates in two reportable industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our internet site, perfumania.com. Substantially all wholesale sales are to Model and its subsidiaries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to our Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. All of the Company’s assets relate to and are owned by the Company’s retail segment and the Company does not allocate operating and other expenses to its segments. Accordingly, a reconciliation of segment assets to total assets is not presented. During the thirty-nine weeks ended November 3, 2007 and October 28, 2006, there were no intersegment revenues. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended November 3, 2007	Thirteen Weeks Ended October 28, 2006	Thirty Nine Weeks Ended November 3, 2007	Thirty Nine Weeks Ended October 28, 2006
Net sales:
Retail	$50,649,856	$47,953,788	$145,121,235	$139,027,820
Wholesale	19,234,347	5,950,226	46,292,084	10,995,445

	$69,884,203	$53,904,014	$191,413,319	$150,023,265

Gross profit:
Retail	$23,466,913	$21,416,807	$67,074,631	$62,266,404
Wholesale	862,407	418,625	2,572,899	737,473

	$24,329,320	$21,835,432	$69,647,530	$63,003,877

NOTE 9 - RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effect that the adoption of SFAS 141(R) will have on our results of operations, financial position, and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are in the process of evaluating the effect that the adoption of SFAS 160 will have on our results of operations, financial position, and cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 will permit entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 will be effective for the first interim period beginning in fiscal 2008. We are in the process of evaluating the impact that the adoption of SFAS 159 will have on our results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for the first interim period beginning in fiscal 2008. We are in the process of evaluating the impact that the adoption of SFAS 157 will have on our results of operations, financial position and cash flows.

NOTE 10 - SUBSEQUENT EVENT

On December 21, 2007, the Company entered into an Agreement and Plan of Merger with Model. See further discussion at note 7 in this form 10-Q.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONDENSED CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended November 3, 2007 with the Thirteen Weeks Ended October 28, 2006.

Net sales increased 29.6% from $53.9 million in the thirteen weeks ended October 28, 2006 to $69.9 million in the thirteen weeks ended November 3, 2007. The increase in sales was due to increases of $13.3 million and $2.7 million in wholesale and retail sales, respectively.

Retail sales were $50.6 million for the thirteen weeks ended November 3, 2007 compared to $48.0 million for the thirteen weeks ended October 28, 2006. The average number of stores operated was 285 in the third quarter of fiscal 2007, versus 253 in the prior year’s comparable period which resulted in a portion of the increase in retail sales. Perfumania’s comparable store sales increased by 3.2%. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. While the average retail price per unit sold during the thirteen weeks ended November 3, 2007 increased 12.2% versus the prior year’s comparable period, the total number of units sold decreased by 5.8%. We attribute the increase in the average retail price per unit sold to increases in the retail selling prices on selected merchandise as well as changes in our product mix. The number of units sold was affected by softness in the United States economy and the resulting weak mall traffic. Also, during the thirteen weeks ended November 3, 2007, we had more stores closed for renovation compared with the thirteen week period ended October 28, 2006 which negatively impacted retail sales.

Wholesale sales increased $13.3 million from $5.9 million for the thirteen weeks ended October 28, 2006 to $19.2 million for the thirteen weeks ended November 3, 2007. Substantially all wholesale sales during the third quarter of fiscal years 2007 and 2006 were made to Model and its subsidiaries. The increase in wholesale sales is due to significantly more merchandise availability at better prices than had been available from our suppliers in any historical quarter, and an increase in the demand of Model and its subsidiaries’ product needs. Quarterly wholesale sales are expected to fluctuate due to market conditions, the availability of desirable merchandise and the demand of our wholesale customers, including Model. The volume of wholesale sales in the thirteen weeks ended November 3, 2007 was significantly higher than most of our historical quarterly results, and should not necessarily be considered indicative of wholesale sales volume to be expected in future quarters. See further discussion at Note 7 to the condensed consolidated financial statements

Gross profit increased 11.4% from $21.8 million in the thirteen weeks ended October 28, 2006 (40.5% of total net sales) to $24.3 million in the thirteen weeks ended November 3, 2007 (34.8% of total net sales). Of the $2.5 million increase in gross profit,

$2.1 related to retail sales and $0.4 million related to wholesale sales. In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. Our gross profit and gross profit percentages may not be comparable to other retailers, which may include the costs related to their distribution network in cost of goods sold, rather than in selling, general and administrative expenses. The increase in gross profit was due to increases in both retail and wholesale sales volume as discussed above. As a percentage of net sales, total gross profit in the thirteen weeks ended November 3, 2007 decreased as compared to the thirteen weeks ended October 28, 2006 due to the higher ratio of wholesale sales as a percentage of net sales in the thirteen weeks ended November 3, 2007 versus the comparable period last year. Wholesale sales yield a lower gross margin than retail sales. Retail gross profit as a percentage of retail sales was 46.3% and 44.7% for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively. The increase in gross margin on retail sales resulted principally from increases in retail selling prices on selected merchandise as well as lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 4.5% and 7.0% for the thirteen weeks ended November 3, 2007 and October 28, 2006, respectively. Gross margin on wholesale sales decreased due to the change in the product assortment sold in the thirteen weeks ended November 3, 2007 compared to the comparative thirteen week period in fiscal 2006.

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies and other administrative expenses. Selling, general and administrative expenses increased 10.8% from $21.1 million in the thirteen weeks ended October 28, 2006 to $23.4 million in the thirteen weeks ended November 3, 2007. The increase was largely attributable to the increase in new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Increases in wholesale sales volume generally results in nominal increases in selling, general and administrative expenses. Depreciation and amortization was approximately $1.5 million in the thirteen weeks ended November 3, 2007 compared to $1.2 million for the thirteen weeks ended October 28, 2006. The increase is attributable to depreciation incurred on new stores that have opened over the past twelve months offset by lower depreciation on certain stores that become fully depreciated during the same time period.

Interest expense was approximately $1.3 million for the thirteen weeks ended November 3, 2007 compared with approximately $1.2 million in the comparable period of 2006. The increase in interest expense was due to a higher average balance on our bank line of credit during the thirteen weeks ended November 3, 2007 compared with the comparable period of 2006 and higher interest rates. The majority of our borrowings incur interest based on either prime or Libor and these interest rates have risen over the past year.

An income tax benefit of $0.7 million was recorded as a result of the Company’s net loss during the thirteen weeks ended November 3, 2007 compared with a tax benefit of $0.3 million during the comparable period of 2006. The Company’s effective tax rate for the thirteen weeks ended November 3, 2007 was a tax benefit of 38.0% compared to a tax benefit of 19.3% for the comparative period last year. In prior comparative period of 2006, a full valuation allowance was recorded related to the deferred tax assets of the Company’s Puerto Rican operations. Management has since determined that realization of these assets is more likely than not and the valuation allowance was reversed in the fourth quarter of fiscal year 2006.

As a result of the foregoing, our net loss decreased to approximately ($1.1) million in the thirteen weeks ended November 3, 2007 compared to a net loss of ($1.3) million in the thirteen weeks ended October 28, 2006. Net loss per share for the third fiscal quarter of 2007 and 2006 was ($0.37) and ($0.45), respectively.

Comparison of the Thirty nine weeks Ended November 3, 2007 with the Thirty nine weeks Ended October 28, 2006.

Net sales increased 27.6% from $150.0 million in the thirty-nine weeks ended October 28, 2006 to $191.4 million in the thirty-nine weeks ended November 3, 2007. The increase in sales was due to a $35.3 million increase in Perfumania’s wholesale sales and a $6.1 million increase in retail sales.

Retail sales increased from $139.0 million in the thirty-nine weeks ended October 28, 2006 to $145.1 million in the thirty-nine weeks ended November 3, 2007, primarily as a result of the increase in the number of retail stores in operation. The average number of stores operated was 277 in the first thirty-nine weeks of fiscal 2007, versus 244 in the prior year’s comparable period. Comparable store sales increased by 0.7% in the thirty-nine weeks ended November 3, 2007. While the average retail price per unit sold during the thirty-nine weeks ended November 3, 2007 increased 3.9% versus the prior year’s comparable period, the total number of units sold decreased 2.5%. We attribute the increase in the average retail price per unit sold to increases in the retail selling prices on selected merchandise as well as changes in our product mix. The number of units sold was affected by softness in the United States economy and the resulting weak mall traffic.

Wholesale sales increased by $35.3 million from $11.0 million for the thirty-nine weeks ended October 28, 2006 to $46.3 million for the thirty-nine weeks ended November 3, 2007. Substantially all wholesale sales during the thirty-nine weeks ended November 3, 2007 and October 28, 2006 were to Model and its subsidiaries. The increase in wholesale sales is due to significantly more merchandise availability at better prices than had been available from our suppliers during the thirty-nine weeks ended November 3, 2007 than had been available from our suppliers in prior comparative periods, and an increase in the demand of Model and its subsidiaries product needs. Quarterly wholesale sales are expected to fluctuate due to market conditions, the availability of desirable merchandise and the demand of our wholesale customers, including Model. The volume of wholesale sales in the thirty-nine weeks ended November 3, 2007 was significantly higher than any of our prior comparative results, and should not necessarily be considered indicative of wholesale sales volume to be expected in future quarters. See further discussion at Note 7 to the condensed consolidated financial statements.

Gross profit increased 10.5% from $63.0 million in the thirty-nine weeks ended October 28, 2006 (42% of total net sales) to $69.6 million in the thirty-nine weeks ended November 3, 2006 (36.4% of total net sales). Of the $6.6 million increase in gross profit, $4.8 million related to retail sales and $1.8 million related to wholesale sales. In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. Our gross profit and gross profit percentages may not be comparable to other retailers, which may include the costs related to their distribution network in cost of goods sold, rather than in selling, general and administrative expenses. The increase in gross profit was due to increases in both retail and wholesale sales volume as discussed above. As a percentage of net sales, total gross profit in the thirty-nine weeks ended November 3, 2007 decreased as compared to the thirty-nine weeks ended October 28, 2006 due to the higher ratio of wholesale sales as a percentage of total net sales in the thirty-nine weeks ended November 3, 2007 versus the comparable period last year. Historically, retail sales yield a higher gross margin than wholesale sales. Retail gross profit as a percentage of retail sales was 46.2% and 44.8% for the thirty-nine weeks ended November 3, 2007 and October 28, 2006, respectively. As a percentage of retail sales, retail gross profit in the thirty-nine weeks ended November 3, 2007 increased versus the thirty-nine weeks ended October 28, 2006, due to increases in our retail selling prices on selected merchandise as well as a lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 5.6% and 6.7% for the thirty-nine week periods ending November 3, 2007 and October 28, 2006, respectively.

Selling, general and administrative expenses increased 11.2% from $60.5 million in the thirty-nine weeks ended October 28, 20067 to $67.3 million in the thirty-nine weeks ended November 3, 2007 due to the increase in the number of new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Increases in wholesale sales volume generally results in nominal increases in selling, general and administrative expenses. Depreciation and amortization was approximately $4.2 million in the thirty-nine weeks ended November 3, 2007 and $3.5 million in the thirty-nine weeks ended October 28, 2006. The increase is attributable to depreciation incurred on new stores that have opened over the past twelve months offset by lower depreciation on certain stores that became fully depreciated during the same time period.

Interest expense was approximately $3.7 million for the thirty-nine weeks ended November 3, 2007 compared with $3.3 million in the comparable period of 2006. The increase in interest expense was due to a higher average balance on our bank line of credit during the thirty-nine weeks ended November 3, 2007 compared with the comparable period of 2006 and higher interest rates. The majority of our borrowings incur interest based on either prime or libor and these interest rates have risen over the past year.

An income tax benefit of $2.1 million was recorded as a result of the Company’s net loss during the thirty-nine weeks ended November 3, 2007 compared with a tax benefit of $1.1 million during the comparable period of 2006. The Company’s effective tax rate for the thirty-nine weeks ended November 3, 2007 was a tax benefit of 38% compared to a tax benefit of 26% for the comparative period last year. In the prior comparative period a full valuation allowance was recorded related to the deferred tax assets of the Company’s Puerto Rican operations. Management has since determined that realization of these assets is more likely than not and the valuation allowance was reversed in the fourth quarter of fiscal year 2006.

As a result of the foregoing, our net loss increased from ($3.2) million in the thirty-nine weeks ended October 28, 2006, to a net loss of ($3.4) million in the thirty-nine weeks ended November 3, 2007. Net loss per share for the thirty-nine weeks ended November 3, 2007 and October 28, 2006 was ($1.12) and ($1.08), respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, opening new stores and renovation of existing stores. For the first thirty-nine weeks of fiscal 2007, these capital requirements generally were satisfied through borrowings under our credit facility. In December 2006, our credit facility was amended with an effective date of September 30, 2006, to extend the term for one additional year until May 2008. In June 2007, the covenant concerning the limitation on capital expenditures was modified retroactive to April 30, 2007. In addition, the minimum undrawn availability requirement, as defined, was modified so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000, and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000. We do not anticipate any difficulty in refinancing the credit facility with the existing lender or obtaining a new facility with an alternate lender prior to the expiration of the existing facility’s term in May 2008.

At November 3, 2007, we had a working capital of approximately $0.8 million compared to working capital of approximately $11.4 million at February 3, 2007 and $6.1 million at October 28, 2006. The change since February 3, 2007 was primarily due to the net loss during the current period and increased spending on store construction in the first thirty-nine weeks of fiscal 2007. Our business follows a seasonal pattern as purchases of fragrances as gift items increases during the holiday season, resulting in significantly higher fourth quarter retail sales. The seasonality of our operations leads to significant fluctuations in certain asset and liability accounts, primarily inventories, accounts payable, affiliates and non-affiliates and bank line of credit, between fiscal year end and subsequent interim periods.

Net cash used in operating activities during the thirty-nine weeks ended November 3, 2007 was approximately $11.4 million compared with approximately $13.0 million used in operating activities during the same period of the prior year. The decrease in cash used in operating activities was primarily due to the increase of our accounts payable to affiliates and non-affiliates offset by increases in our inventory levels. Our accounts payable to affiliates and non-affiliates increased due to the timing of payments to our merchandise vendors and because of increased inventory purchases during the thirty-nine weeks ended November 3, 2007 compared with the same period last year. The increase in inventory is due to planned purchases for store growth and selective opportunistic purchases of desirable merchandise. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however we are dependant upon these extended terms for much of our liquidity during the year.

Net cash used in investing activities was approximately $10.3 million in the first thirty-nine weeks ended November 3, 2007 compared to $6.6 million in the thirty-nine weeks ended October 28, 2006. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened during the thirty-nine weeks ended November 3, 2007 or that are scheduled for completion during fiscal year 2007. During the thirty-nine weeks ended November 3, 2007, Perfumania opened 27 new stores and relocated 2 existing stores compared to 23 new store openings and 4 store relocations during the comparative period in fiscal 2006. At November 3, 2007, Perfumania operated 292 stores compared to 257 stores as of October 28, 2006. We currently plan to open approximately 11 new stores and close 2 stores during the remainder of fiscal year 2007. We believe that these capital requirements will be satisfied by borrowings under our credit facility and from cash flows from operations.

Net cash provided by financing activities during the first thirty-nine weeks of fiscal 2007 was approximately $21.9 million, primarily from borrowings under our line of credit, compared with approximately $19.9 million for the same period in the prior year.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effect that the adoption of SFAS 141(R) will have on our results of operations, financial position, and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are in the process of evaluating the effect that the adoption of SFAS 160 will have on our results of operations, financial position, and cash flows.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, changes in or the lack of anticipated changes in the regulatory environment in various countries, the consummation of the announced merger with Model, the ability to raise additional capital to finance our expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the SEC, including the Risk Factors included in our 2006 Annual Report on From 10-K filed with the SEC. Those Risk Factors contained in our 2006 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended November 3, 2007, there have been no material changes in the information about our market risks as of February 3, 2007 as set forth in Item 7A of the 2006 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of November 3, 2007, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended November 3, 2007 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

E COM VENTURES, INC.
(Registrant)

Date: December 26, 2007	By:	/s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Donovan Chin
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