Form 10-K
period 2008-02-02
E COM VENTURES INC
filed 2008-06-06
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-10714

E COM VENTURES, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0977964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

251 International Parkway Sunrise, Florida	33325
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (954) 335-9100

Securities registered pursuant to Section 12(b) of the Act:

Tile of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $29.1 million as of August 2, 2007, based on a market price of $24.56 per share. For purposes of the foregoing computation, all executive officers, directors and 5% beneficial owners of the registrant are deemed to be affiliates. Such determination should not be deemed to be an admission that such executive officers, directors or 5% beneficial owners are, in fact, affiliates of the registrant.

The number of shares outstanding of the registrant’s common stock as of May 19, 2008: 3,059,041 shares

Documents Incorporated By Reference

Certain of the exhibits to this Annual Report on Form 10-K have been incorporated by reference to the registrant’s registration statements on Form S-1 and S-3, and to various periodic reports (Forms 10-K, 10-Q, and 8-K) publicly filed by the Registrant; and the registrant’s proxy statements, filed on October 6, 2000 and April 16, 2004.

EXPLANATORY NOTE

This Form 10-K includes restated information and is intended to amend the Annual Report on Form 10-K of E Com Ventures (the “Company”) for the year ended February 3, 2007 to reflect the restatement of the Company’s Consolidated Financial Statements for the years ended February 3, 2007 and January 28, 2006 and to restate the Selected Financial Data. The restatement is described in Note 3 to the Consolidated Financial Statements included in this Form 10-K. In addition, this restatement includes amendments to our Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Perfumania operates its wholesale business directly. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc. (“Magnifique”), a wholly-owned subsidiary of Perfumania, although the stores are generally operated under the name Perfumania as described below under “Trade Name and Service Mark.” Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, life style centers, airports and in suburban strip shopping centers. The number of retail stores in operation at February 2, 2008, February 3, 2007 and January 28, 2006 were 303, 267 and 239, respectively.

Sales of perfumania.com are included within those of our retail business in this Form 10-K. For ease of reference in this Form 10-K, our retail and wholesale business are referred to as segments. See further discussion in Note 13 to our Consolidated Financial Statements.

Our executive offices are located at 251 International Parkway, Sunrise, Florida 33325, our telephone number is (954) 335-9100, our retail internet address is www.perfumania.com and our business internet address is www.ecomv.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and amendments are also available at www.sec.gov. In addition, we have made our Code of Business Conduct and Ethics available through our website under “about ECOMV – corporate compliance.” The reference to our website does not constitute incorporation by reference of the information contained on our website and the information contained on the website is not part of this Form 10-K.

The Company’s fiscal year ends on the Saturday closest to January 31. Fiscal year 2007 ended on February 2, 2008, fiscal year 2006 ended on February 3, 2007 and fiscal year 2005 ended on January 28, 2006. With the exception of fiscal year 2006 which contains fifty-three weeks, each of the fiscal years presented contain fifty-two weeks.

RECENT DEVELOPMENT

As reported in our Form 8-K filed with the SEC on December 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Model Reorg, Inc. (“Model”), a New York corporation controlled by the family of Glenn and Stephen Nussdorf, principal shareholders of the Company, on December 21, 2007. Model is a diversified wholesale and retail fragrance company. Stephen Nussdorf is the Chairman of our Board of Directors, and Michael W. Katz, our President and Chief Executive Officer, is an executive of Model. Pursuant to the terms of the Merger Agreement, Model will be merged into a newly formed wholly-owned subsidiary of the Company in exchange for the issuance of 5,900,000 shares of the Company’s common stock and warrants to acquire and additional 1,500,000 shares of the Company’s common stock at an exercise price of $23.94. The warrants will have a 10-year term, will not be exercisable for the first three years and will not be transferable, with limited exceptions.

The Merger Agreement was reached after extensive negotiations between Model and a special committee comprised of the independent Board members of the Company, which retained independent counsel and financial advisors. The special committee received an opinion from Financo, Inc. that, as of the date of the Merger Agreement and subject to various assumptions and qualifications set forth therein, the consideration to be paid by the Company in the merger is fair to the shareholders of the Company (other than shareholders of the Company who own or whose affiliates own securities of Model) from a financial point of view.

The Merger Agreement also requires Model to refinance debt owed by Model to its affiliate, Quality King Distributors, Inc. (“Quality King”). The refinancing is to be through a $50 million three-year term loan from trusts for the benefit of Glenn and Stephen Nussdorf and their families and, if needed, a transfer of inventory from Model to Quality King to pay any remaining balance. The new loan will be subordinated to the new secured credit facility described below.

The consummation of the contemplated Merger is subject to certain conditions, including approval of a majority of the votes cast at a meeting of shareholders and the availability of a new $280 million secured credit facility to replace the Company’s and Model’s existing third party credit facilities.

Following the consummation of the contemplated Merger, of which no assurance can be given, Glenn and Stephen Nussdorf, who currently own 36% of the Company’s outstanding common stock, would own approximately 51% of the Company’s outstanding common stock. Giving effect to the conversion of our $5 million subordinated convertible note currently held by them and the exercise of the warrants to be issued to them in the transaction, but not assuming the exercise of any outstanding options held by the Company’s officers and directors, they would own approximately 58% of the Company’s common stock.

In addition, the Company’s Board approved changing the Company’s name to Perfumania Holdings, Inc., subject to shareholder approval.

RETAIL DIVISION

STRATEGY

Each of Perfumania’s retail stores generally offers approximately 300 different fragrance brands for women and men at prices up to 75% below the manufacturer’s suggested retail prices. Stores stock brand name and designer brands such as Estee Lauder®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Hugo Boss®, Ralph Lauren/Polo®, Perry Ellis®, Liz Claiborne®, Giorgio®, Halston®, Escada®, Sean Jean®, Lacoste®, Burberry®, Azzaro®, Guess®, Donna Karan® and Paris Hilton®. Perfumania also carries private label lines of bath & body treatment products under the name Jerome Privee® and cosmetics products under the name Mattese®.

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

Perfumania relies on its distinctive store design and window displays to attract the attention of prospective customers. In addition, Perfumania distributes advertising flyers and brochures by mail in and around its stores and in the malls in which its stores are located. Radio and television advertising is done occasionally in certain geographic regions that have a cluster of stores. The amount of advertising varies due to the seasonality of the business with the greatest portion in the fourth fiscal quarter. See further discussion at Note 14 to our Consolidated Financial Statements.

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

As of February 2, 2008, we operated 303 Perfumania stores in the United States and Puerto Rico. The following chart shows, as of February 2, 2008 the number of Perfumania store operated in each state in which those stores are located.

Perfumania Stores as of February 2, 2008
Alabama	2	Louisiana	5	North Carolina	8

Arizona	7	Maine	1	Ohio	7

Arkansas	1	Maryland	6	Oregon	4

California	24	Massachusetts	2	Pennsylvania	8

Colorado	4	Michigan	13	Puerto Rico	17

Connecticut	4	Minnesota	3	South Carolina	8

Delaware	2	Mississippi	1	Tennessee	7

Florida	48	Missouri	8	Texas	35

Georgia	10	Nevada	9	Utah	1

Hawaii	1	New Hampshire	3	Virginia	4

Illinois	12	New Jersey	8	Washington	5

Indiana	4	New York	20	Wisconsin	1

In fiscal years 2007, 2006 and 2005, Perfumania opened 39 stores, 36 stores and 23 stores, respectively. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. During fiscal years 2007, 2006 and 2005, Perfumania closed 3 stores, 8 stores and 7 stores, respectively. For fiscal year 2008, Perfumania will continue to focus on improving the profitability of its existing stores and management expects to open approximately 45 stores and close approximately 3 stores.

SEASONALITY

Perfumania’s retail business follows a seasonal pattern, with sales peaking over a total of about 5 weeks during the December holiday period. During fiscal 2007, the holiday period accounted for approximately 26% of our net sales.

INFORMATION SYSTEMS

Perfumania has an integrated information system including retail outlet and corporate systems. Perfumania.com has a completely integrated e-commerce system. These systems encompass significant phases of our operations and provide information for planning, purchasing, pricing, distribution, finance and human resource decisions. E-mail and other information are communicated between the corporate office and store locations. Daily compilation of sales, gross margin and inventory levels enables management to analyze profitability and sell-through by item and product line as well as monitor the success of sale promotions. Inventory is tracked through its entire life cycle. Perfumania’s point of sale system is standard in all its stores. The system enables communication, pricing and promotion programs, time and attendance reporting and inventory control.

WHOLESALE DIVISION

During fiscal years 2007 and 2006, Perfumania distributed fragrances on a wholesale basis to Quality King Fragrances, Inc. (“Quality King Fragrances”), a subsidiary of Model and an affiliate of Quality King. Quality King Fragrances accounted for substantially all of our net wholesale sales in fiscal years 2007, 2006 and 2005. See further discussion at Note 6 to our Consolidated Financial Statements.

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

SOURCES OF SUPPLY

During fiscal years 2007, 2006 and 2005, Perfumania purchased fragrances from approximately 111, 144 and 120 suppliers, respectively, including national and international manufacturers, distributors, wholesalers and importers. Perfumania generally makes its purchases based on a consideration of a combination of prices, credit terms, quantities and merchandise selection and accordingly, the extent and nature of Perfumania’s purchases from its various suppliers change constantly. Perfumania’s purchases generally peak in the third quarter in anticipation of the December holiday season, which results in higher retail sales in the fourth quarter than in the first three quarters. As is customary in the fragrance industry, Perfumania has no long-term or exclusive contracts with suppliers.

Approximately 15%, 23% and 22% of Perfumania’s total merchandise purchased in fiscal years 2007, 2006 and 2005, respectively, was from subsidiaries of our affiliate, Model. Approximately 21%, 12% and 18% of Perfumania’s total merchandise purchased in fiscal years 2007, 2006 and 2005, respectively, was from another affiliate, Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and related beauty products. Glenn Nussdorf beneficially owns approximately 12% of Parlux’s outstanding common stock. In February 2007, Mr. Nussdorf reached an agreement with Parlux which called for equal representation on Parlux’s Board of Directors by the then current independent directors and Mr. Nussdorf’s nominees. Accordingly, Mr. Nussdorf’s three nominees were appointed to the Parlux Board, and one of these Board members currently serves as Parlux’s Chief Executive Officer. Besides Model and Parlux, no other supplier accounted for more than 10% of our merchandise purchases during fiscal years 2007, 2006 or 2005.

A portion of Perfumania’s merchandise is purchased from secondary sources such as distributors, wholesalers and importers. Merchandise purchased from secondary sources includes trademarked and copyrighted products that were manufactured in the United States, sold to foreign distributors and then re-imported into the United States, as well as trademarked and copyrighted products manufactured and intended for sale in foreign countries. From time to time, U.S. trademark and copyright owners and their licensees and trade associations have initiated litigation or administrative agency proceedings, based on U.S. Customs Service regulations or trademark or copyright laws, seeking to halt the importation into the United States of such “gray market” merchandise or to restrict its resale in the United States and some of these actions have been successful. However, the U.S. courts remain divided on the extent to which trademark, copyright or other existing laws or regulations can be used to restrict the importation or sale of “gray market” merchandise. In addition, from time to time, federal legislation to restrict the importation or sale of “gray market” merchandise has been proposed, but to our knowledge no such legislation has been adopted. No litigation or administrative proceedings related to “gray market” merchandise were brought against us in fiscal years 2007, 2006 or 2005 and no such matters, to our knowledge, are pending.

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

EMPLOYEES

At February 2, 2008, we had 1,794 employees, of whom 1,586 were employed in Perfumania’s retail stores, 70 were employed in Perfumania’s warehouse and distribution operations and 138 were employed in executive, administrative and other positions. Temporary and part-time employees are added between Thanksgiving and Christmas. None of our employees are covered by a collective bargaining agreement and we consider our relationship with our employees to be good.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements’ within the meaning of the Private Securities Litigation Reform Act of 1995, as amended. Those forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievements to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations and refinance our credit facility on acceptable terms, our ability to comply with the covenants in our credit facility, general economic conditions including the level of discretionary spending by consumers, competition, potential technology changes, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to secure partnership or joint-venture relationships with other entities, the consummation of the Merger with Model, the ability to raise additional capital to finance expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the SEC, including the Risk Factors included in this Annual Report on Form 10-K. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 1A.	RISK FACTORS

The following sets forth risk factors known to us that may materially affect the Company and results of operations.

The Company’s recently announced Merger with Model poses a number of risks to the Company and its shareholders

As discussed further in the Company’s public filings with the SEC, the Merger with Model, including the possibility that it may not be completed, poses a number of risks, including the following:

•	The Merger may be completed even though material adverse changes may result from economic or industry changes or other causes that could reduce the value of the Merger to our shareholders.

•	Even if the Merger is completed, the costs to do so may be higher than projected for any number of reasons, reducing the anticipated benefit to our shareholders.

If the combined company does not realize the anticipated benefits from the Merger, the market price of our common stock may decline, and our shareholders may not realize a benefit despite the ownership dilution they will experience in connection with the Merger.

We could face liquidity and working capital constraints if we are unable to generate sufficient cash flows from operations

If we are unable to generate sufficient cash flows from operations to service our obligations, we could face liquidity and working capital constraints, which could adversely impact our future operations and growth.

Failure to extend the term of our credit facility or to obtain alternative financing could result in our inability to borrow funds

Our credit facility expired on May 12, 2008. In May 2008, we obtained a ninety day extension of the facility to August 11, 2008. Also, on May 23, 2008, we received an option agreement whereby for consideration of certain fees the lender would extend the term of such facility through May 2009, which the Company elected not to execute. The Merger with Model is subject to a number of terms, one of which includes the requirement that the Company and Model obtain a commitment for asset-based loans and term debt facilities in amounts and on terms that are substantially similar to those contemplated by a previous commitment that was obtained in August 2007. That commitment provided for replacement senior credit facilities for us and Model in an aggregate amount of up to $280 million, to be established upon the closing of the Merger, however it expired by its terms in November 2007. A comparable commitment on substantially similar terms and amounts was obtained from the same lender on May 16, 2008. Failure of the Merger to close prior to the expiration of our current credit facility on August 11, 2008 will result in us having to seek an additional extension to the term of our credit facility, or to obtain an alternative source of financing, the success of which no assurance can be given. Although no assurance can be given, management believes that should the merger not be consummated prior to the expiration of the current loan facility scheduled to expire on August 11, 2008, alternative sources of financing would be obtained.

Failure to comply with covenants in our credit facility could result in our inability to borrow additional funds

Our credit facility requires us to maintain compliance with various financial covenants. Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not be in compliance with the covenants and might not be allowed to borrow under the credit facility or may be required to accelerate repayment. If we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing shareholders. Without a source of financing, we could experience cash flow difficulties and be forced to curtail our then current operations. In May 2008, the fixed charge covenant and the covenant concerning the limitation on capital expenditures were amended with an effective date of February 1, 2008. As a result of these modifications, Perfumania was in compliance with all covenant requirements as of February 2, 2008.

Perfumania may have problems raising money needed in the future, which could adversely impact operations

Our growth strategy includes selectively opening and operating new Perfumania retail locations and increasing the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all. In order to obtain additional liquidity, we might issue additional common stock which could dilute our existing shareholders’ ownership interest or we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock, including borrowing money on terms that are not favorable.

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

The market for real estate is competitive

Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases. Failure to secure real estate locations adequate to meet annual targets, as well as effectively managing the profitability of our existing stores, could have a material adverse effect on our business and our results of operations.

Perfumania’s business is subject to seasonal fluctuations, which could lead to fluctuations in our stock price

Perfumania has historically experienced and expects to continue experiencing higher sales in the fourth fiscal quarter than in any of the first three fiscal quarters. Purchases of fragrances as gift items increase during the holiday season, which results in significantly higher fourth fiscal quarter retail sales. If our quarterly operating results are below expectations of stock market analysts, our stock price might decline. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions, general economic conditions and other factors beyond our control. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores.

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

Perfumania purchases merchandise from related parties, which may cause a conflict of interest

Approximately 36%, 35% and 40%, respectively, of Perfumania’s total merchandise purchased in fiscal years 2007, 2006 and 2005 were from our affiliates, Model and its subsidiaries, and Parlux. There may be a conflict of interest between our interest in purchasing merchandise at the best price and upon favorable terms and those of our principal shareholders and affiliates in obtaining the best price and favorable terms for their respective companies.

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

Our stock price volatility could result in litigation, substantial cost, and diversion of management’s attention

The price of our common stock has been and likely will continue to be subject to wide fluctuations in response to a number of events, such as:

•	quarterly variations in operating results;

•	completion of the announced Merger with Model;

•	acquisitions, capital commitments or strategic alliances by us or our competitors;

•	legal and regulatory matters that are applicable to our business;

•	the operating and stock price performances of other companies that investors may deem comparable to us;

•	news reports relating to trends in our markets; and

•	the amount of shares constituting our public float.

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

We are not in compliance with Nasdaq Listing Rules

Our common stock is quoted on the Nasdaq Stock Market. As disclosed in our recent SEC filing, we have received written notice from the Nasdaq Stock Market that we are not in compliance with Nasdaq listing rules as a result of our not filing this Annual Report on Form 10-K on a timely basis. As a consequence, our securities may be subject to delisting. We have submitted a hearing request before a Nasdaq Listing Qualifications Panel with respect to the continued listing of our securities which automatically stays the suspension of trading and delisting of our securities pending the issuance of the Panel’s decision. We believe that the filing of this Form 10-K brings us into compliance with Nasdaq listing rules.

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

Not applicable.

ITEM 2.	PROPERTIES

Our executive offices and distribution center are located in a 179,000 square foot facility in Sunrise, Florida. The facility is leased through December 2017 pursuant to a lease which currently provides for monthly rent of approximately $89,000 with specified increases.

All of Perfumania’s retail stores are located in leased premises. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 12 to our Consolidated Financial Statements, for additional information with respect to our store leases.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on our financial position, operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 31, 2008, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Michael W. Katz, Stephen Nussdorf, Carole Ann Taylor, Joseph Bouhadana, and Paul Garfinkle to our Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2007. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:

	SHARES VOTED	SHARES VOTED FOR	SHARES WITHHELD	NON-VOTES
Michael W. Katz	2,926,843	2,887,272	39,571	171,769

Stephen Nussdorf	2,926,843	2,886,785	40,058	172,256

Carole Ann Taylor	2,926,843	2,906,321	20,522	152,720

Joseph Bouhadana	2,926,843	2,906,321	20,522	152,720

Paul Garfinkle	2,926,843	2,906,321	20,522	152,720

RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

SHARES VOTED	SHARES VOTED FOR	SHARES VOTED AGAINST	ABSTAINED	NON-VOTES
2,926,843	2,926,843	0	0	132,198

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Stock Market under the symbol ECMV. The following table sets forth the high and low closing sales prices for our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

FISCAL 2007	HIGH	LOW
First Quarter	$31.53	$23.07
Second Quarter	27.87	21.95
Third Quarter	26.41	19.01
Fourth Quarter	27.31	18.99

FISCAL 2006	HIGH	LOW
First Quarter	$21.92	$16.00
Second Quarter	23.20	10.60
Third Quarter	16.65	8.83
Fourth Quarter	24.17	13.94

As of May 12, 2008, there were 48 holders of record which excluded common stock held in street name. The closing sales price for the common stock on May 12, 2008 was $22.27 per share.

DIVIDEND POLICY

We have not declared or paid any dividends on our common stock and do not currently intend to declare or pay cash dividends in the foreseeable future. Payment of dividends, if any, will be at the discretion of the Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion. Perfumania is prohibited from paying cash dividends under its line of credit agreement with GMAC Commercial Finance LLC and Wachovia Bank, National Association.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information as of February 2, 2008, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders	147,696	$12.80	663,620
Equity compensation plans not approved by stockholders	—	—	—

Total	147,696	$12.80	663,620

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

STOCK PERFORMANCE GRAPH

The following graph compares the percentage changes in our cumulative total stockholder return on our common stock for the five-year period ended February 2, 2008, with the cumulative total return of (i) the NASDAQ (US Companies) Stock Index and (ii) the NASDAQ Retail Trade Stock Index. The measurement points are the trading day closest to the last day of our respective fiscal year. The information in this graph is based on historical data and is not necessarily indicative of future performance.

Fiscal Year	2002	2003	2004	2005	2006	2007
E Com Ventures, Inc.	100.00	379.40	392.68	454.20	635.50	664.77
NASDAQ US Stock Market Index	100.00	155.64	153.95	175.35	188.15	182.52
NASDAQ Retail Trade Stocks	100.00	146.61	175.58	190.35	207.02	185.03

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below are derived from the Consolidated Financial Statements of the Company and as it relates to each of the four fiscal years ended February 3, 2007, have been restated to reflect the adjustments discussed in Note 3 to the Consolidated Financial Statements. The data below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and the Company’s Consolidated Financial Statements and related Notes.

Our fiscal year results are based on a fifty-two or fifty-three week retail calendar ending on the Saturday closest to January 31. All references herein to fiscal years are to the calendar year in which the fiscal year begins; for example, fiscal year 2007 refers to the fiscal year that began on February 4, 2007 and ended on February 2, 2008. With the exception of fiscal year 2006 which contains fifty-three weeks, all fiscal years presented below contain fifty-two weeks. Our comparable store sales relate to retail stores that have been open for one year or more. For fiscal year 2006, this comparison was adjusted to a fifty-two week basis by excluding the sales of the fifty-third week.

		FISCAL YEAR ENDED
	FEBRUARY 2, 2008	FEBRUARY 3, 2007 (as restated)	JANUARY 28, 2006 (as restated)	JANUARY 29, 2005 (as restated)	JANUARY 31, 2004 (as restated)
	(DOLLAR AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF INCOME DATA:
Net sales, retail division	$244,020	$229,783	$215,841	$201,425	$198,479
Net sales, wholesale division	57,815	13,826	17,853	23,578	14,089

Total net sales	301,835	243,609	233,694	225,003	212,568

Gross profit, retail division	108,614	102,976	95,354	90,049	81,923
Gross profit, wholesale division	3,251	954	1,147	1,288	1,454

Total gross profit	111,865	103,930	96,501	91,337	83,377

Selling, general and administrative expenses	99,974	89,004	81,006	78,892	82,999
Depreciation and amortization	6,197	4,797	4,830	5,680	5,858
Expenses incurred in connection with change of control	—	—	—	—	4,931

Total operating expenses	106,171	93,801	85,836	84,572	93,788

Income (loss) from operations	5,694	10,129	10,665	6,765	(10,411)
Other income (expense)
Interest expense	(4,728)	(4,495)	(3,877)	(3,326)	(2,153)
Realized loss on investments	—	—	—	—	(172)

Income (loss) before income taxes	966	5,634	6,788	3,439	(12,736)
Income tax (provision) benefit	(960)	(1,244)	8,471	(150)	—

Net income (loss)	$6	$4,390	$15,259	$3,289	$(12,736)

Weighted average shares outstanding:
Basic	3,058,797	3,000,471	2,949,146	2,832,107	2,454,340
Diluted	3,058,797	3,505,890	3,463,480	3,001,844	2,454,340

Basic net income (loss) per share	$—	$1.46	$5.17	$1.16	$(5.19)
Diluted net income (loss) per share	$—	$1.38	$4.51	$1.11	$(5.19)

BALANCE SHEET DATA:
Working capital (deficiency)	$(2,722)	$10,528	$12,033	$1,909	$(9,364)
Total assets	159,835	124,722	112,758	105,459	89,909
Long-term debt, less current portion	7,190	12,553	12,898	12,972	7,746
Total shareholders’ equity	35,861	35,742	30,543	12,370	7,394

SELECTED OPERATING DATA:
Number of stores open at end of period	303	267	239	223	232
Comparable store sales increase	2.9%	2.3%	5.8%	1.8%	1.1%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESTATEMENT OF FINANCIAL STATEMENTS

Subsequent to the issuance of our 2006 financial statements, we identified errors in the accounting for operating leases and the period of amortization of leasehold improvements.

Under accounting principles generally accepted in the United States of America (“GAAP”), rent expense is amortized on a straight-line basis over the term of the lease. In prior periods, we had determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date. We have re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and other guidance provided by the SEC and determined that the lease term for amortization purposes should commence on the date we take physical possession of the leased space to commence construction of leasehold improvements, which is generally two months prior to a store opening date. We have restated our previously reported financial statements in connection with our accounting for rent expense. Rent expense is included in selling, general and administrative expenses on our consolidated statements of operations.

We have also reviewed our leasehold improvements to ensure amortization over the shorter of their economic lives or their lease term. In prior periods, in determining the lease terms, in addition to the initial term, we had included one anticipated renewal term even if the lease did not have a stated renewal option. We have adjusted our lease terms for purposes of calculating amortization of leasehold improvements to include a renewal term only if that renewal option is specified in the lease agreement and that exiting the lease after the initial term would result in economic loss and therefore normally we anticipate exercising the respective renewal option.

The restatement resulted in a decrease in net income of $0.1 million in fiscal year 2006, an increase in net income of $1.0 million in fiscal year 2005 and a decrease in net income of $2.7 million for all years prior to fiscal year 2005, with a corresponding increase to the accumulated deficit as of January 29, 2005. The majority of the adjustments relate to periods prior to fiscal year 2005.

See Note 3 to the Consolidated Financial Statements for a summary of the effects of the restatement. This Management’s Discussion and Analysis of Financial Condition and Results of Operation gives effect to the restatement.

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

The following table sets forth selected items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

PERCENTAGE OF NET SALES

	FISCAL YEAR
	2007	2006	2005
Total net sales	100.0%	100.0%	100.0%

Total gross profit	37.1	42.7	41.3

Selling, general and administrative expenses	33.1	36.5	34.6
Depreciation and amortization	2.1	2.0	2.1

Total operating expenses	35.2	38.5	36.7

Income from operations	1.9	4.2	4.6

Other expense:
Interest expense	(1.6)	(1.9)	(1.7)

Income before income taxes	0.3	2.3	2.9
Income tax (provision) benefit	(0.3)	(0.5)	3.6

Net income	0.0%	1.8%	6.5%

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

Valuation of Deferred Tax Assets

Statement of Financial Accounting Standard (“SFAS”) No. 109, “Accounting for Income Taxes,” requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that a portion of these assets will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors. The range of possible judgments relating to the valuation of our deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable.

FISCAL YEAR 2007 COMPARED TO FISCAL YEAR 2006

Management Overview

During fiscal year 2007 we realized our fourth consecutive year of net income. We have achieved these positive operating results due to increases in retail and wholesale sales, an improvement in the product mix and selection at our retail stores, opening new stores and closing underperforming stores. In addition, at the retail level, in order to increase sales we have focused our efforts on increasing the average dollar sale per transaction and the number of units sold per transaction. The Company has an accumulated deficit of approximately $34.8 million at February 2, 2008.

Our continued goal is to increase the number of our stores, either by opening new ones in markets that present opportunities for growth or by acquiring smaller fragrance retailers. We believe there are numerous opportunities for retail locations domestically and are focused on expansion in markets where we either have a presence or in new geographic regions, where the population density and the demographics support a cluster of stores.

Revenues:

	For the year ended
	($ in thousands)
	February 2, 2008	Percentage of Revenues	February 3, 2007	Percentage of Revenues	Percentage Increase (Decrease)
Retail	$244,020	80.8%	$229,783	94.3%	6.2%
Wholesale	57,815	19.2%	13,826	5.7%	318.2%

Total Revenues	$301,835	100.0%	$243,609	100.0%	23.9%

In fiscal year 2007 total Company revenues increased by $58.2 million or 23.9% versus prior year. Retail sales increased by $14.2 million or 6.2% primarily as a result of the increase in the number of retail stores in operation. Fiscal year 2007 had fifty-two weeks versus fifty-three weeks in fiscal year 2006. Retail sales numbers for fiscal year 2006 include this additional week. The average number of stores operated increased from 250 during fiscal year 2006 to 283 in fiscal year 2007. Comparable store sales increased by 2.9%. The comparable store sales calculation measures sales results from stores that have been open for one year or more. Comparable store sales growth percentages were calculated excluding the extra week of fiscal year 2006. While the average retail price per unit sold during fiscal year 2007 increased 6.3% versus 2006, the total number of units sold remained virtually unchanged. We attribute the increase in the average retail price per unit sold to changes in our product mix and increases in the retail selling prices on selected merchandise. The number of units sold was affected by softness in the United States economy and resulting weak mall traffic in 2007.

Wholesale sales increased by $44.0 million or 318.2% from $13.8 million in fiscal year 2006 to $57.8 million in fiscal year 2007. Virtually all wholesale sales are made to Quality King Fragrances, a subsidiary of Model. The increase in wholesale sales is due to significantly more merchandise availability at better prices than had been available from our suppliers during fiscal year 2006 and an increase in the demand of Model and its subsidiaries needs. Through our supplier relationships, we are able to obtain certain merchandise at better prices and quantities than Quality King Fragrances. Wholesale sales are expected to fluctuate due to market conditions, the availability of desirable merchandise and the demand of our wholesale customers, including Model. The volume of wholesale sales in fiscal year 2007 was significantly higher than any of our most recent five years, and should not necessarily be considered indicative of wholesale sales volume to be expected in future quarters or years. See further discussion at Note 6 to our Consolidated Financial Statements.

Cost of Goods Sold:

Cost of goods sold include the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges.

	For the year ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
Retail	$135,405	$126,808	6.8%
Wholesale	54,564	12,871	323.9%

Total cost of goods sold	$189,969	$139,679	36.0%

Gross Profit:

	For the year ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
Retail	$108,614	$102,975	5.5%
Wholesale	3,251	954	240.7%

Total gross profit	$111,865	$103,929	7.6%

Total gross profit increased principally as a result of higher sales in both the wholesale and retail divisions. In calculating gross profit, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. Our gross profit and gross profit percentages may not be comparative to other retailers, which may include the costs related to their distribution network in costs of goods sold, rather than selling, general and administrative expenses.

Gross Profit Margin Percentages:

	For the year ended
	February 2, 2008	February 3, 2007
Retail	44.5%	44.8%
Wholesale	5.6%	6.9%

Gross profit margin	37.1%	42.7%

The decrease in gross margin on retail sales resulted principally from increased promotional activities during the fourth quarter of fiscal year 2007, offset to a lesser extent by increases in retail selling prices on selected merchandise. Promotional activities were increased during the fourth quarter due to an anticipated decrease in mall traffic as economic conditions slowed.

Operating Expenses:

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies, professional fees and other administrative expenses. The Company’s distribution center costs which are included in selling, general and administrative expenses in fiscal years 2007 and 2006 were approximately $2.8 million and $2.6 million, respectively.

	For the year ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
Selling, general and administrative	$99,974	$89,004	12.3%
Depreciation and amortization	6,197	4,797	29.2%

Total operating expenses	106,171	93,801	13.2%

Income from operations	$5,694	$10,129	(43.8%)

The majority of our selling, general and administrative expenses relate to the retail division. The increase in selling, general and administrative expenses is attributable primarily to the increase in the number of new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Of the total $11.0 million increase in selling, general and administrative expenses in fiscal year 2007, $4.4 million related to stores that opened during 2007 and $3.6 is attributable to stores that opened during 2006 which were open for a full year in 2007. In addition, $1.2 million relates to Merger expenses incurred in fiscal year 2007. These expenses consist primarily of financial advisory, legal and due diligence fees. As a percentage of retail sales, selling, general and administrative expenses increased from 38.7% to 41.0%, largely due to the opening of these new stores and the above Merger expenses. In fiscal 2007, the 75 new stores that were opened during fiscal years 2007 and 2006 in the aggregate negatively impacted income from operations, in part as a result of lower than expected sales.

Depreciation and amortization expenses in fiscal year 2007 increased by $1.4 million from fiscal year 2006 primarily as a result of property and equipment additions associated with the opening of new retail stores.

Other Expenses:

	For the year ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase
Interest expense	$4,728	$4,495	5.2%

The increase in interest expense is due to higher interest rates on average in 2007 compared with 2006. The interest rates on the majority of the Company’s borrowings are at variable rates. Also, the average balance on the Company’s credit facility increased to $40.3 million in 2007 compared to $34.3 million in 2006, while the balance on the subordinated convertible note payable to affiliate was unchanged.

Income Tax Provision:

	For the year ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Decrease
Income tax provision	$(960)	$(1,244)	(22.8)%

The effective tax rate in fiscal year 2007 differs from the federal statutory rate due to non-deductible permanent items, primarily expenses incurred related to the merger with Model.

FISCAL YEAR 2006 COMPARED TO FISCAL YEAR 2005

Revenues:

	For the year ended
	($ in thousands)
	February 3, 2007	Percentage of Revenues	January 28, 2006	Percentage of Revenues	Percentage Increase (Decrease)
Retail	$229,783	94.3%	$215,841	92.4%	6.5%
Wholesale	13,826	5.7%	17,853	7.6%	(22.6)%

Total Revenues	$243,609	100.0%	$233,694	100.0%	4.2%

In fiscal year 2006, total Company revenues increased by $9.9 million or 4.2% versus prior year. Retail sales increased by $13.9 million or 6.5%; 1.3% of this total is related to the fifty-third week of year 2006. When we exclude the effect of the fifty-third week, retail sales increased by 5.2% and comparable store sales increased by 2.3%. The comparable store sales calculation measures sales results from stores that have been open for one year or more. The average number of stores operated increased from 234 during fiscal year 2005 to 250 in fiscal year 2006. The improvements in retail sales during fiscal year 2006 is due to the greater availability of merchandise brands, the quantity of products available for sale and the offer to our customers of more competitive retail prices. The result was an increase in the number of customer transactions, the average dollar sale per transaction and the retail selling prices on selected merchandise.

Wholesale sales decreased by $4.0 million or 22.6% as demand for certain wholesale products were less than anticipated and less than the prior year. Virtually, all wholesale sales are made to Quality King Fragrances, a subsidiary of Model. Through our supplier relationships, we are able to obtain certain merchandise at better prices and quantities than Quality King Fragrances.

Cost of Goods Sold:

Cost of goods sold include the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges.

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006	Percentage Increase (Decrease)
Retail	$126,808	$120,487	5.2%
Wholesale	12,872	16,706	(23.0)%

Total cost of goods sold	$139,680	$137,193	1.8%

Gross Profit:

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006	Percentage Increase (Decrease)
Retail	$102,975	$95,354	8.0%
Wholesale	954	1,147	(16.8)%

Total gross profit	$103,929	$96,501	7.7%

Total gross profit increased principally as a result of higher sales and gross profit in the retail division offset by lower sales and lower gross profit in the wholesale division. In calculating gross profit, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses.

Gross Profit Margin Percentages:

	For the year ended
	February 3, 2007	January 28, 2006
Retail	44.8%	44.2%
Wholesale	6.9%	6.4%

Gross profit margin	42.7%	41.3%

The increase in gross margin on retail sales resulted principally from increases in retail selling prices on selected merchandise as well as lower cost of merchandise realized over the past twelve months.

Operating Expenses:

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies, professional fees and other administrative expenses. The Company’s distribution center costs which are included in selling, general and administrative expenses in fiscal years 2006 and 2005 were approximately $2.6 million and $2.4 million, respectively.

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006	Percentage Increase (Decrease)
Selling, general and administrative	$89,004	$81,006	9.9%
Depreciation and amortization	4,797	4,830	(0.7)%

Total operating expenses	93,801	85,836	9.3%

Income from operations	$10,129	$10,665	(5.0)%

The majority of our selling, general and administrative expenses relate to the retail division. The increase in selling, general and administrative expenses is attributable primarily to the increase in the number of new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. As a percentage of retail sales, selling, general and administrative expenses increased from 37.5% to 38.7%, largely due to the opening of these new stores. In fiscal 2006, the 36 new stores that were opened in the aggregate negatively impacted income from operations, in part as a result of lower than expected sales, whereas in fiscal 2005, the 23 new stores opened in that year in the aggregate contributed positive income from operations. Also, in fiscal 2006 we accrued $0.8 million for the settlement of a legal complaint filed against the Company.

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

The increase in interest expense is due to higher interest rates in 2006 compared with 2005, as the average balance on the Company’s credit facility decreased and the balance on the subordinated convertible note payable to affiliates was unchanged. The interest rates on the majority of the Company’s borrowings are at variable rates.

Income Tax (Provision) Benefit:

	For the year ended
	($ in thousands)
	February 3, 2007	January 28, 2006
Income tax (provision) benefit	$(1,244)	$8,471

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

Income tax benefits recorded in fiscal year 2005 resulted from management’s assessment that it was more likely than not that the Company would realize the benefit of certain deferred tax assets. The prior year’s valuation allowance was reduced by approximately $11.9 million during the year ending January 28, 2006 due to management’s determination that approximately $10.3 million of the Company’s deferred tax assets would be utilized. As a result of the reversal of the valuation allowance from the prior fiscal year, a net tax benefit of $8.5 million was reflected in our financial statements for fiscal year 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our principal capital requirements for operating purposes are to fund Perfumania’s inventory purchases, open new stores and renovate existing stores. During fiscal years 2007 and 2006, we financed these requirements primarily through cash flows from operations, borrowings under our line of credit and credit terms from our vendors, including extended terms from our affiliates.

A summary of our cash flows for the year ended February 2, 2008 is as follows (in thousands):

Summary Cash Flow Information:
Cash provided by operating activities	$8,734
Cash used in investing activities	(14,593)
Cash provided by financing activities	5,611

Decrease in cash and cash equivalents	(248)
Cash and cash equivalents, February 3, 2007	1,283

Cash and cash equivalents. February 2, 2008	$1,035

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories and expired on May 12, 2008. In May 2008, we obtained a ninety day extension of our current facility to August 11, 2008. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. As of February 2, 2008, $32.8 million was outstanding under the line of credit and $18.1 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base, net of the restrictions concerning minimum undrawn availability discussed below. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility also prohibits us from paying cash dividends. In June 2007, the minimum undrawn availability, as defined, was amended so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000 and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000. In May 2008, the fixed charge covenant and the covenant concerning the limitation on capital expenditures were amended with an effective date of February 1, 2008. As a result of these modifications, Perfumania was in compliance with all covenant requirements as of February 2, 2008.

As previously stated, the credit facility expired on May 12, 2008. In May 2008, we obtained a ninety day extension of our current facility to August 11, 2008. As discussed above, the Merger with Model is subject to a number of terms, one of which includes the requirement that the Company and Model obtain a commitment for asset-based loans and term debt facilities in amounts and on terms that are substantially similar to those contemplated by a previous commitment that was obtained in August 2007. That commitment provided for replacement senior credit facilities for us and Model in an aggregate amount of up to $280 million, to be established upon the closing of the Merger. That commitment expired by its terms in November 2007. A comparable commitment on substantially similar terms and amounts was obtained from the same lender on May 16, 2008. Failure of the Merger to close prior to the expiration of our current credit facility on August 11, 2008 will result in us having to seek an additional extension to the term of this facility, or to obtain an alternative source of financing, both of which management believes it would be able to obtain, however no assurance can be given that management’s efforts would be successful.

In March 2004, the Nussdorfs provided a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan bore interest at the prime rate plus 1%, required quarterly interest payments and was secured by a security interest in Perfumania’s assets pursuant to a Security Agreement, by and among Perfumania and the Nussdorfs. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. In December 2004, we issued a Subordinated Convertible Note (the “Note”) in exchange for the $5,000,000 subordinated secured demand loan. The Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Note is subordinate to all bank related indebtedness. The Note was initially payable in January 2007, however it was modified in January 2006 to extend the due date to January 2009. The Note allows the Nussdorfs to convert the Note into shares of our common stock at a conversion price of $11.25, which equaled the closing market price of the Company’s common stock on the date the Note was issued. Our inability to extend the due date of the note beyond January 2009 may negatively impact our ability to finance our business.

In fiscal year 2007, net cash provided by operating activities was approximately $8.7 million and was generated primarily by net earnings adjusted for non-cash depreciation and amortization expenses, an increase in accounts payable, affiliates, due to the timing of payments to affiliates, offset by an increase in our inventory levels. Our inventory levels increased primarily due to the opening of 39 new stores in fiscal year 2007 as well as new vendor relationships developed with direct manufacturers in 2007 which has resulted in increased availability of additional desirable fragrance brands.

Net cash used in investing activities in fiscal year 2007 was approximately $14.6 million. Investing activities generally represent spending for new store openings and the renovation of existing stores. During fiscal year 2007 we opened 39 new stores and remodeled 52 stores. We intend to continue improving the appearance of our existing stores and opening new stores in markets that present opportunities for growth to the Company. Although no assurance can be given, we anticipate that we will open approximately 45 new stores and remodel up to 55 stores in fiscal year 2008 and expect capital expenditures to be in the range of $14 to $16 million in fiscal year 2008, providing we obtain the necessary consents from our primary lender.

In fiscal year 2007, net cash provided by financing activities was approximately $5.6 million, primarily due to the increase in our net bank borrowings. The increase was due primarily due to the increase in vendor payments at year-end 2007 compared with 2006. Payments to vendors are funded by bank borrowings which increases our cash provided by financing activities.

Management believes that Perfumania’s borrowing capacity under either the replacement senior credit facility to be established upon the closing of the Merger or under its current credit facility, providing an additional extension is received should the Merger not occur, projected cash flows from operations, other short term borrowings and credit terms from vendors will be sufficient to support our working capital needs, capital expenditures and debt service for the foreseeable future. However, there can be no assurance that management’s plans and expectations will be successful.

Following is a table which provides a summary concerning our future contractual obligations as of February 2, 2008. Certain of these obligations are reflected in our consolidated balance sheet as of February 2, 2008, while others are disclosed as future obligations.

	Payments due by period
	($ in thousands)
Contractual Obligations	Total	less than 1 year	1-3 years	3-5 years	more than 5 years
Bank line of credit	$32,841	$32,841	—	—	—
Subordinated convertible note payable affiliate (1)	5,323	5,323	—	—	—
Capital lease obligations (1)	12,858	1,210	2,472	2,653	6,523
Operating lease obligations (2)	110,371	19,129	33,156	25,172	32,914

Total	$161,393	$58,503	$35,628	$27,825	$39,437

(1)	Amounts include principal maturities and expected interest payments. Rates utilized to determine interest payments for variable rate debt are based on an estimate of future interest rates.
(2)	Maintenance, real estate taxes and contingent rent obligations are excluded.

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

RECENT ACCOUNTING STANDARDS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effect that the adoption of SFAS 141(R) will have on our results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. We are in the process of evaluating the effect that the adoption of SFAS 160 will have on our results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. The Company concluded that the adoption of SFAS 159 will not have a material effect on our results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for the first interim period beginning in fiscal 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. We do not expect the adoption of SFAS 157 to have a material effect on our results of operations, financial position and cash flows.

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

Our exposure to market risk for changes in interest rates relates primarily to our bank line of credit. The bank line of credit bears interest at a variable rate, as discussed above under “Liquidity and Capital Resources”. We mitigate interest rate risk by continuously monitoring the interest rates and reacting to changes in LIBOR and prime rates. As a result of borrowings associated with our operating and investing activities, we are exposed to interest rate risk. As of February 2, 2008 and February 3, 2007, our primary source of funds for working capital and other needs is a line of credit that provides for borrowings up to $60 million.

Of the $45.4 million and $39.8 million of short-term and long-term borrowings on our balance sheet as of February 2, 2008 and February 3, 2007, respectively, approximately 16.7% and 19.9%, respectively, represented fixed rate instruments. The line of credit bears interest at a floating rate ranging from (a) prime to prime plus 1.25%, or (b) LIBOR plus 2.5% to 3.75% depending on financial ratio tests. For fiscal year 2007, the credit facility bore interest at an average rate of 8.1%. A hypothetical 10% adverse move in interest rates would have increased fiscal year 2007 interest expense by approximately $0.3 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

PAGE
E Com Ventures, Inc. and Subsidiaries

Report of Independent Registered Public Accounting Firm	28

Consolidated Balance Sheets as of February 2, 2008 and February 3, 2007 (as restated)	29

Consolidated Statements of Operations for the Fiscal Years Ended February 2, 2008, February 3, 2007 (as restated) and January 28, 2006 (as restated)	30

Consolidated Statements of Shareholders’ Equity for the Fiscal Years Ended February 2, 2008, February 3, 2007 (as restated), and January 28, 2006 (as restated)	31

Consolidated Statements of Cash Flows for the Fiscal Years Ended February 2, 2008, February 3, 2007 (as restated), and January 28, 2006 (as restated)	32

Notes to Consolidated Financial Statements	33

Supplemental schedules have been omitted, as all required information is disclosed or not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

E Com Ventures, Inc.

Sunrise, Florida

We have audited the accompanying consolidated balance sheets of E Com Ventures, Inc. and subsidiaries (the “Company”) as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended February 2, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of E Com Ventures, Inc. and subsidiaries as of February 2, 2008 and February 3, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3, the accompanying consolidated financial statements for the years ended February 3, 2007 and January 28, 2006 have been restated.

/s/ DELOITTE & TOUCHE LLP
Certified Public Accountants

Fort Lauderdale, Florida

June 5, 2008

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	FEBRUARY 2, 2008	FEBRUARY 3, 2007 (AS RESTATED, SEE NOTE 3)
ASSETS:

Current assets:
Cash	$1,035,073	$1,282,546
Trade receivables, no allowance required	1,057,499	954,664
Deferred tax asset-current	2,261,856	2,821,584
Inventories, net	107,479,019	78,427,029
Prepaid expenses and other current assets	2,228,013	3,469,201

Total current assets	114,061,460	86,955,024

Property and equipment, net	36,587,935	28,246,433
Goodwill	1,904,448	1,904,448
Deferred tax asset: non-current	6,980,518	7,228,179
Other assets, net	300,250	388,099

Total assets	$159,834,611	$124,722,183

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable - non affiliates	$19,609,065	$16,748,142
Accounts payable - affiliates	48,650,294	24,110,130
Accrued expenses and other liabilities	10,327,794	8,304,225
Bank line of credit	32,840,872	26,919,115
Subordinated convertible note payable - affiliate	5,000,000	—
Current portion of obligations under capital leases	355,376	345,424

Total current liabilities	116,783,401	76,427,036
Subordinated convertible note payable - affiliate	—	5,000,000
Long-term portion of obligations under capital leases	7,190,268	7,552,915

Total liabilities	123,973,669	88,979,951

Commitments and contingencies (See Note 12)

Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,957,290 and 3,950,664 shares issued at fiscal year-end 2007 and 2006, respectively	39,573	39,507
Additional paid-in capital	79,182,694	79,069,780
Accumulated deficit	(34,784,381)	(34,790,111)
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)

Total shareholders’ equity	35,860,942	35,742,232

Total liabilities and shareholders’ equity	$159,834,611	$124,722,183

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE FISCAL YEAR ENDED
	February 2, 2008	February 3, 2007 (as restated, see Note 3)	January 28, 2006 (as restated, see Note 3)
Net sales to:
Unrelated customers	$244,119,470	$229,985,494	$215,849,482
Affiliates	57,715,160	13,623,604	17,844,599

	301,834,630	243,609,098	233,694,081
Cost of goods sold to:
Unrelated customers	135,507,782	126,983,531	120,490,161
Affiliates	54,461,686	12,695,946	16,702,761

	189,969,468	139,679,477	137,192,922

Gross profit	111,865,162	103,929,621	96,501,159

Operating expenses:
Selling, general and administrative expenses	99,974,054	89,003,867	81,005,603
Depreciation and amortization	6,196,880	4,796,947	4,830,371

Total operating expenses	106,170,934	93,800,814	85,835,974

Income from operations	5,694,228	10,128,807	10,665,185

Other expenses:
Interest expense
Affiliates	(451,354)	(465,798)	(371,458)
Other	(4,277,077)	(4,028,943)	(3,506,018)

	(4,728,431)	(4,494,741)	(3,877,476)

Income before income taxes	965,797	5,634,066	6,787,709
Income tax (provision) benefit	(960,067)	(1,244,404)	8,471,308

Net income	$5,730	$4,389,662	$15,259,017

Basic net income per common share	$—	$1.46	$5.17

Diluted net income per common share	$—	$1.38	$4.51

Weighted average number of shares outstanding:
Basic	3,058,797	3,000,471	2,949,146

Diluted	3,058,797	3,505,890	3,463,480

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007 AND JANUARY 28, 2006

	Common Stock		Additional Paid-In Capital	Treasury Stock		Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance at January 29, 2005 as originally reported	3,834,684	$38,347	$75,347,588	898,249	$(8,576,944)	$(51,748,982)	$15,060,009
Prior period adjustment, see Note 3	—	—	—	—	—	(2,689,808)	(2,689,808)

Balance at January 29, 2005 (as restated, see Note 3)	3,834,684	38,347	75,347,588	898,249	(8,576,944)	(54,438,790)	12,370,201
Net income (as restated, see Note 3)	—	—	—	—	—	15,259,017	15,259,017
Exercise of stock options	22,532	225	83,507	—	—	—	83,732
Receipt of profits under Section 16(b) - short swing profit liability of the Exchange Act	—	—	181,591	—	—	—	181,591
Excess tax benefit from exercise of stock options	—	—	2,242,000	—	—	—	2,242,000
Executive compensation contributed to capital	—	—	406,000	—	—	—	406,000

Balance at January 28, 2006 (as restated, see Note 3)	3,857,216	38,572	78,260,686	898,249	(8,576,944)	(39,179,773)	30,542,541
Net income (as restated, see Note 3)	—	—	—	—	—	4,389,662	4,389,662
Exercise of stock options	93,448	935	681,209	—	—	—	682,144
Share based compensation expense	—	—	64,256	—	—	—	64,256
Excess tax benefit from exercise of stock options	—	—	63,629	—	—	—	63,629

Balance at February 3, 2007 (as restated, see Note 3)	3,950,664	39,507	79,069,780	898,249	(8,576,944)	(34,790,111)	35,742,232
Net income						5,730	5,730
Exercise of stock options	6,626	66	36,170	—	—	—	36,236
Share based compensation expense	—	—	70,719	—	—	—	70,719
Excess tax benefit from exercise of stock options	—	—	6,025	—	—	—	6,025

Balance at February 2, 2008	3,957,290	$39,573	$79,182,694	898,249	$(8,576,944)	$(34,784,381)	$35,860,942

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE FISCAL YEAR ENDED
	February 2, 2008	February 3, 2007 (as restated, see Note 3)	January 28, 2006 (as restated, see Note 3)
Cash flows from operating activities:
Net income	$5,730	$4,389,662	$15,259,017
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	807,389	1,063,404	(8,871,305)
Tax benefit from exercise of stock options	34,428	63,629	—
Excess tax benefit from stock option exercises	(6,025)	(63,629)	—
Provision for impairment of assets and store closings	333,550	165,847	162,370
Depreciation and amortization	6,196,880	4,796,947	4,830,371
Share-based compensation	70,719	64,256	—
Change in operating assets and liabilities:
Trade receivables	(102,835)	(135,592)	(123,260)
Inventories	(29,051,990)	(5,450,185)	5,952,794
Prepaid expenses and other current assets	1,241,188	(2,519,055)	199,577
Other assets	87,171	68,850	218,281
Accounts payable, non-affiliate	2,861,818	3,142,103	(4,640,529)
Accounts payable, affiliates	24,540,164	(2,795,303)	3,677,108
Accrued expenses and other liabilities	1,715,872	(166,143)	1,859,501

Net cash provided by operating activities	8,734,059	2,624,791	18,523,925

Cash flows from investing activities:
Additions to property and equipment	(14,592,855)	(9,797,300)	(7,143,201)

Net cash used in investing activities	(14,592,855)	(9,797,300)	(7,143,201)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	5,921,757	6,771,137	(11,380,234)
Principal payments under capital lease obligations	(352,695)	(322,299)	(254,912)
Proceeds from exercise of stock options	36,236	682,144	83,732
Excess tax benefit from stock option exercises	6,025	63,629	—
Receipt of profits under
Section 16(b)- short swing profit liability of the Exchange Act	—	—	181,591

Net cash provided by (used in) financing activities	5,611,323	7,194,611	(11,369,823)

(Decrease) increase in cash and cash equivalents	(247,473)	22,102	10,901
Cash and cash equivalents at beginning of period	1,282,546	1,260,444	1,249,543

Cash and cash equivalents at end of period	$1,035,073	$1,282,546	$1,260,444

Cash paid during the period for:
Interest	$4,643,408	$4,379,131	$3,612,573
Income taxes	$231,444	$306,963	$200,000

See accompanying notes to consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE FISCAL YEARS ENDED FEBRUARY 2, 2008, FEBRUARY 3, 2007 AND JANUARY 28, 2006

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

Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, life style centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States and Puerto Rico. The number of retail stores in operation at February 2, 2008, February 3, 2007, and January 28, 2006 were 303, 267 and 239, respectively.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting principles and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

The Company’s fiscal year ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal year 2007, 2006 and 2005 refer to the years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively. Fiscal years 2007 and 2005 each contain fifty-two weeks, while fiscal year 2006 contains fifty-three weeks, with the fifty-third week falling in the fiscal fourth quarter.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying consolidated financial statements relate to the valuation of inventory balances, self-insured health care accruals, long-lived asset impairments and estimated useful lives of property and equipment, deferred tax assets and goodwill. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts from the prior periods have been reclassified to conform to the current period presentation. Net sales and cost of goods sold on our consolidated statements of operations for fiscal years 2006 and 2005 were reclassified to disclose transactions with both unrelated customers and affiliates. These reclassifications had no effect on net income, as previously reported.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of E Com Ventures, Inc. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

TRADE RECEIVABLES

The Company’s trade receivables consist primarily of credit card receivables relating to the Company’s retail stores. Generally, there are three to four days of retail sales transactions outstanding with third-party credit card vendors at any point in time.

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

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation for property and equipment, which includes assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including one stated renewal period that is reasonably assured, or the estimated useful lives of the improvements, generally ten years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are reflected in operations.

GOODWILL

Goodwill represents the excess purchase price paid over net assets of businesses acquired resulting from the application of the purchase method of accounting. Goodwill is not amortized but is tested annually for impairment at the end of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. No impairment was identified as a result of the annual tests in fiscal years 2007, 2006, and 2005.

OTHER INTANGIBLE ASSETS

Other intangible assets include store design, real estate leases and non-compete agreements which were recorded based upon their relative fair values at the date of acquisition as determined by management. Other intangible assets do not include goodwill. The amortization of intangible assets totaled approximately $140,000 in fiscal year 2005. There was no amortization of intangible assets during fiscal years 2007 and 2006 as all intangible assets with finite lives were fully amortized as of the beginning of the fiscal year 2006.

GIFT CARDS

Upon the purchase of a gift card by a retail customer, a liability is established for the cash value of the gift card. The liability is included in accrued expenses and other liabilities. The liability is relieved and revenue is recognized at the time of the redemption of the gift card. Over time, some portion of gift cards issued is not redeemed. This amount is recorded as a reduction of selling, general and administrative expenses, when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (often referred to as gift card breakage). Gift cards issued by the Company do not have expiration dates. In fiscal year 2007, we recorded gift card breakage of approximately $140,000. There was no gift card breakage recorded in prior years.

REVENUE RECOGNITION

Revenue from wholesale transactions is recorded upon shipment of inventory when risk of ownership and title transfers to the buyer. Revenue from store sales is recorded, net of discounts, at the point of sale. Revenue from Internet sales is recognized at the time products are delivered to customers. Shipping and handling revenue from our Internet sales is included as a component of net sales and amounted to approximately $298,000, $289,000 and $367,000 in fiscal years 2007, 2006 and 2005, respectively. Revenue from gift cards is recognized at the time of redemption. Returns of store and Internet sales are allowed within 30 days of purchase.

SALES RETURN ALLOWANCE

Allowances for retail sales returns are estimated and accrued based on our historical return patterns. Historical sales returns have not been significant. In fiscal year 2007, the Company accrued a sales return allowance of approximately $150,000. No allowance was recorded in prior years.

COST OF GOODS SOLD

Cost of goods sold include the cost of merchandise sold, inventory valuation, inventory shortages, damages and freight charges. Costs relating to our distribution center are included in selling, general and administrative expenses and were approximately $2.8 million, $2.6 million and $2.4 million in fiscal years 2007, 2006 and 2005, respectively.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies, professional fees and other administrative expenses. Included in selling, general and administrative expenses in fiscal year 2007 are $1.2 million of expenses related to a planned merger with Model Reorg, Inc. These expenses consist primarily of financial advisory, legal and due diligence fees. See further discussion at Note 6.

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

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits or reverse any accruals for uncertain tax positions previously recorded, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and February 2, 2008, there was no liability for income tax associated with unrecognized tax benefits.

The Company classifies interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of the date of adoption, the Company was not required to have an accrual for the payment of interest and penalties. No accrual for interest and penalties related to uncertain tax positions was required as of February 2, 2008.

The Company operates stores throughout the United States and Puerto Rico, and as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The statute of limitations for examinations by the Internal Revenue Service has expired for years ending on and before January 31, 2005.

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

Basic and diluted net income per common share are computed as follows:

	FISCAL YEAR
	2007	2006	2005
Net income- basic	$5,730	$4,389,662	$15,259,017
Add: interest on convertible note	—	465,798	371,458

Net income- diluted	$5,730	$4,855,460	$15,630,475

Denominator:
Weighted average number of shares for basic net income per share	3,058,797	3,000,471	2,949,146
Options to purchase common stock	—	60,975	69,890
Convertible note	—	444,444	444,444

Denominator for dilutive net income per share	3,058,797	3,505,890	3,463,480

Basic net income per common share	$—	$1.46	$5.17

Diluted net income per common share	$—	$1.38	$4.51

All common stock equivalents are excluded from the computation of diluted net income per share in fiscal year 2007 because the result is antidilutive. Excluded from the above computations of weighted-average shares for diluted net income per share were options to purchase 4,504 shares and 5,256 shares of common stock for fiscal years 2006 and 2005 respectively, because the exercise price was greater than the average market price of the Company’s common stock during the period and therefore, the effect was antidilutive. The convertible note was issued in December 2004. See further discussion at Note 7.

ASSET IMPAIRMENT

The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level.

SHARE BASED COMPENSATION

The Company has two stock option plans which provide for share-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 590,000 options have been granted and 148,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All options are fully vested.

Effective January 29, 2006, the beginning of the Company’s first fiscal quarter of 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS 123R”), using the modified prospective transition method and began recording compensation expense associated with stock options. SFAS 123R requires companies to recognize in the statement of operations the cost of employee services received in exchange for awards of equity instruments based on the grant date fair value of those awards (with limited exceptions). Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. Accordingly, compensation expense had only been recorded in the consolidated financial statements for any stock options granted below fair market value of the underlying stock as of the date of grant.

The modified prospective transition method requires that share-based compensation expense be recorded for (i) all new stock options granted on or after January 29, 2006 based on the grant date fair value determined under the provisions of SFAS 123R and (ii) all unvested stock options granted prior to January 29, 2006 based on the grant date fair value as determined under the provisions of SFAS 123. Results for prior periods have not been restated, as provided for under the modified prospective transition method.

The Company recognized pre-tax compensation expense of approximately $71,000 and $64,000 respectively, in the consolidated statements of operations for stock options granted and vested during fiscal year 2007 and 2006, respectively. All of the stock option compensation expense was recorded as a component of selling, general and administrative expenses in the Company’s consolidated statements of operations.

The following table illustrates the pro forma effects on net income and net income per common share in fiscal year 2005 had compensation expense been recognized based upon the estimated fair value on the grant date of stock options in accordance with SFAS 123 (in thousands except per share amounts).

FISCAL YEAR
2005
Net income, as reported	$15,259
Add: Total stock-based employee compensation expense included in reported net income, net of tax	—
Deduct: Total stock-based employee compensation expense determined under fair market value based method, net of tax	(883)

Proforma net income	$14,376

Net income per common share-basic:
As reported	$5.17
Stock based compensation	(0.30)

Proforma	$4.87

Net income per common share-diluted:
As reported	$4.51
Stock based compensation	(0.26)

Proforma	$4.25

Pro-forma disclosure for fiscal year 2007 and 2006 are not presented above because the share-based compensation amounts are recognized in the accompanying consolidated financial statements.

The fair value for these stock options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	FISCAL YEAR
	2007	2006	2005
Expected life (years)	5	5	7
Expected stock price volatility	206%	173%	164%
Risk-free interest rates	2.82%	4.39%	3.88%
Expected dividend yield	0%	0%	0%

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

For the purposes of the proforma presentation of employee share-based compensation expense, the Company currently amortizes the expense over the related vesting period. The weighted average estimated fair values of options granted during fiscal year 2007, 2006, and 2005 were $23.57, $21.42 and $12.09 per share, respectively. The fair value of options that vested during fiscal years 2007, 2006 and 2005 was approximately $71,000, $36,000 and $1,338,000 respectively.

PRE-OPENING EXPENSES

Pre-opening expenses related to new stores are expensed as incurred.

SHIPPING AND HANDLING FEES AND COSTS

Income generated from shipping and handling fees is classified as revenues. The Company classifies the costs related to shipping and handling as cost of goods sold. The income and cost associated with shipping and handling when combined is immaterial.

ADVERTISING COSTS

Advertising expense for the fiscal years 2007, 2006 and 2005 was approximately $2,771,000, $2,679,000 and $1,650,000, respectively, and is charged to expense when incurred. There were no cooperative advertising amounts received from vendors for fiscal years 2007, 2006 and 2005.

RENT EXPENSE

Perfumania leases retail stores under operating leases. Minimum rental expenses are recognized over the term of the lease on a straight-line basis. For purposes of recognizing minimum rental expenses, the Company uses the date when possession of the leased space is taken from the landlord, which includes a construction period of approximately two months prior to store opening. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in accrued expenses on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative

Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on the Company’s results of operations, financial position and cash flows.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the effect that the adoption of SFAS 141(R) will have on its results of operations, financial position, and cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the effect that the adoption of SFAS 160 will have on its results of operations, financial position, and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (“SFAS”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. The Company concluded that the adoption of SFAS 159 will not have a material effect on its results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for the first interim period beginning in fiscal 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FSAB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company does not expect the adoption of SFAS 157 to have a material effect on its results of operations, financial position and cash flows.

NOTE 3 – RESTATEMENT

Subsequent to the issuance of the Company’s 2006 financial statements, management identified errors in the accounting for operating leases and the period of amortization of leasehold improvements.

Under GAAP, rent expense is amortized on a straight-line basis over the term of the lease. In prior periods, the Company had determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date. Management has re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and other guidance provided by the SEC and determined that the lease term for amortization purposes should commence on the date the Company takes physical possession of the leased space to commence construction of leasehold improvements, which is generally two months prior to a store opening date. The Company has restated its previously reported financial statements in connection with its accounting for rent expense. Rent expense is included in selling, general and administrative expenses on the Company’s consolidated statements of operations.

Management has also reviewed its leasehold improvements to ensure amortization over the shorter of their economic lives or their lease term. In prior periods, in determining the lease terms, in addition to the initial term, the Company had included one anticipated renewal term even if the lease did not have a stated renewal option. The Company has adjusted its lease terms for purposes of calculating amortization of leasehold improvements to include a renewal term only if that renewal option is specified in the lease agreement and that exiting the lease after the initial lease term would result in economic loss and therefore normally management anticipates exercising the respective renewal option.

The restatement resulted in a decrease in net income of $0.1 million in fiscal year 2006, an increase in net income of $1.0 million in fiscal year 2005 and a decrease in net income of $2.7 million for all years prior to fiscal year 2005, with a corresponding increase to the accumulated deficit of as of January 29, 2005. The majority of the adjustments relate to periods prior to fiscal year 2005.

The following is a summary of the effects of the restatement to the Company’s Consolidated Financial Statements.

	Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
Fiscal year ended February 3, 2007

Selling general and administrative expenses	$88,699,388	$304,479	$89,003,867
Depreciation and amortization	4,863,319	(66,372)	4,796,947
Total operating expenses	93,562,707	238,107	93,800,814
Income from operations	10,366,914	(238,107)	10,128,807
Income before income taxes	5,872,173	(238,107)	5,634,066
Income tax (provision) benefit	(1,350,243)	105,839	(1,244,404)
Net income	4,521,930	(132,268)	4,389,662
Basic net income per common share	$1.51	$(0.05)	$1.46
Diluted net income per common share	$1.42	$(0.04)	$1.38

Fiscal year ended January 28, 2006

Selling general and administrative expenses	$80,839,776	$165,827	$81,005,603
Depreciation and amortization	5,155,645	(325,274)	4,830,371
Total operating expenses	85,995,421	(159,447)	85,835,974
Income from operations	10,505,738	159,447	10,665,185
Income before income taxes	6,628,262	159,447	6,787,709
Income tax (provision) benefit	7,637,000	834,308	8,471,308
Net income	14,265,262	993,755	15,259,017
Basic net income per common share	$4.84	$0.33	$5.17
Diluted net income per common share	$4.23	$0.28	$4.51

	Consolidated Balance Sheet
	As previously reported	Adjustments	As restated
February 3, 2007

Property and equipment, net	$30,213,222	$(1,966,789)	$28,246,433
Deferred tax asset: non-current	6,288,032	940,147	7,228,179
Total assets	125,748,825	(1,026,642)	124,722,183
Accrued expenses and other liabilities	7,502,546	801,679	8,304,225
Total current liabilities	75,625,357	801,679	76,427,036
Total liabilities	88,178,272	801,679	88,979,951
Accumulated deficit	(32,961,790)	(1,828,321)	(34,790,111)
Total shareholders’ equity	37,570,553	(1,828,321)	35,742,232
Total liabilities and shareholders’ equity	$125,748,825	$(1,026,642)	$124,722,183

NOTE 4 – NON-CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities:

	FISCAL YEAR
NON-CASH TRANSACTIONS	2007	2006	2005
Equipment and building acquired under capital leases	$—	$—	$259,430
Compensation cost for President and Chief Executive Officer contributed to capital	—	—	406,000
Accounts payable for property and equipment	413,767	135,369	—

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of:

			Estimated Useful Lives (In Years)
	February 2, 2008	February 3, 2007
Furniture, fixtures and equipment	$32,388,238	$30,146,067	5-7
Leasehold improvements	44,362,343	35,767,650	shorter of 10 years or lease term
Equipment under capital leases	330,293	330,293	shorter of 5 years or lease term
Building under capital lease	8,188,945	8,188,945	15

	85,269,819	74,432,955
Less:
Accumulated depreciation and amortization	(48,681,884)	(46,186,522)

	$36,587,935	$28,246,433

Depreciation and amortization expense for fiscal years 2007, 2006, and 2005 was $6,196,880, $4,796,947 and $4,689,123, respectively. Accumulated depreciation for building and equipment under capital leases was $2,806,766 and $2,151,657 as of February 2, 2008 and February 3, 2007, respectively.

See Note 12 for further discussion of capital leases.

NOTE 6 - RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf (the “Nussdorfs”) own an aggregate 1,113,144 shares or approximately 36% of the total number of shares of the Company’s common stock as of February 2, 2008, excluding shares issuable upon conversion of the Convertible Note discussed below in Note 6. Stephen Nussdorf has served as the Company’s Chairman of the Board since February 2004.

The Nussdorfs are officers and principals of Model and its affiliate, Quality King Distributors, Inc. (“Quality King”) and their subsidiaries, including Quality King Fragrances, Inc. Model is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz is an executive of Model and Quality King and the Company’s principal shareholders, Stephen Nussdorf, the Chairman of the Company’s Board of Directors and Glenn Nussdorf, his brother, are shareholders and executives of Model and Quality King.

Sales To and Purchases From Affiliated Companies

During fiscal year 2007, the Company purchased approximately $32,138,000 of merchandise from Model and its subsidiaries, representing approximately 15% of the Company’s total purchases, and sold approximately $57,715,000 of different merchandise to Model and its subsidiaries, which represented substantially all of the Company’s wholesale sales. There were approximately $32,385,000 and $30,547,000 of purchases from Model and its subsidiaries and approximately $13,624,000 and $17,845,000 of merchandise sales to Model and its subsidiaries during fiscal years 2006 and 2005, respectively. The wholesale sales made to Model and its subsidiaries result from the Company’s supplier relationships and its ability to obtain certain merchandise at better prices and in greater quantities than Model and its subsidiaries are able to achieve. The amounts due to Model and its subsidiaries at February 2, 2008 and February 3, 2007, were approximately $36,124,000 and $16,897,000 respectively. Accounts payable due to Model and its subsidiaries are non-interest bearing and are included in the accounts payable-affiliates in the accompanying consolidated balance sheets.

Glenn Nussdorf beneficially owns approximately 12% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”). In February 2007, Mr. Nussdorf reached an agreement with Parlux which called for equal representation in Parlux’s Board of Directors by the then current independent directors and Mr. Nussdorf’s nominees. Accordingly, Mr. Nussdorf’s three nominees were appointed to the Parlux Board, and one of these Board members currently serves as Parlux’s Chief Executive Officer.

Purchases of merchandise from Parlux amounted to approximately $44,743,000, $17,644,000 and $23,004,000 in fiscal years 2007, 2006 and 2005, representing approximately 21%, 12% and 18%, respectively, of the Company’s total purchases. In fiscal year 2006, Parlux sold all 378,102 shares of the Company’s common stock that it had previously owned to an unrelated third party. The amount due to Parlux on February 2, 2008 and February 3, 2007, was approximately $12,526,000 and $7,213,000, respectively. Accounts payable due to Parlux are non-interest bearing. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

Merger Agreement With Model and Other Arrangements

As reported in the Company’s Form 8-K filed with the SEC on December 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Model, a New York corporation controlled by the family of Glenn and Stephen Nussdorf, principal shareholders of the Company, on December 21, 2007. Model is a diversified wholesale and retail fragrance company. Stephen Nussdorf is the Chairman of our Board of Directors, and Michael W. Katz, our President and Chief Executive Officer, is an executive of Model. Pursuant to the terms of the Merger Agreement, Model will be merged into a newly formed wholly-owned subsidiary of the Company in exchange for the issuance of 5,900,000 shares of the Company’s common stock and warrants to acquire an additional 1,500,000 shares of the Company’s common stock at an exercise price of $23.94. The warrants will have a 10-year term, will not be exercisable for the first three years and will not be transferable, with limited exceptions.

The Merger Agreement was reached after extensive negotiations between Model and a special committee comprised of the independent Board members of the Company, which retained independent counsel and financial advisors. The special committee received an opinion from Financo, Inc. that, as of the date of the Merger Agreement and subject to various assumptions and qualifications set forth therein, the consideration to be paid by the Company in the merger is fair to the shareholders of the Company (other than shareholders of the Company who own or whose affiliates own securities of Model) from a financial point of view.

The Merger Agreement also requires Model to refinance debt owed by Model to its affiliate, Quality King. The refinancing is to be through a $50 million three-year term loan from trusts for the benefit of Glenn and Stephen Nussdorf and their families and, if needed, a transfer of inventory from Model to Quality King to pay any remaining balance. The new loan will be subordinated to the new secured credit facility described below.

The consummation of the contemplated Merger is subject to certain conditions, including approval of a majority of the votes cast at a meeting of shareholders of the Company and the availability of a new $280 million secured credit facility to replace the Company’s and Model’s existing third party credit facilities.

Included in selling, general and administrative expenses on the Company’s consolidated statement of operations for fiscal year 2007 are $1.2 million of expenses related to the Merger. These expenses consist primarily of financial advisory, legal and due diligence fees.

Following the contemplated Merger, the Nussdorf’s, who currently own 36% of the Company’s outstanding common stock, would own approximately 51% of the Company’s outstanding common stock. Giving effect to the conversion of our $5 million subordinated convertible note currently held by them and the exercise of the warrants to be issued to them in the transaction, but not assuming the exercise of any outstanding options held by the Company’s officers and directors, they would own approximately 58% of the Company’s common stock.

In addition, the Company’s Board approved changing the Company’s name to Perfumania Holdings, Inc., subject to shareholder approval.

On March 12, 2008, the Company filed a preliminary proxy statement with the SEC discussing the Merger Agreement and the related required shareholder approvals, including the issuance of the additional shares of the Company’s common stock pursuant to the Merger Agreement and the related amendments to the Company’s articles of incorporation.

On August 2, 2007, the Company entered into an Information Technology Services Agreement (the “Services Agreement”) with Model and its subsidiaries, whereby among other services, the Company will manage and monitor the IT systems of Model in exchange for a monthly service fee of $25,000. The Services Agreement terminates 30 days after the effective date of the merger discussed above, or if such merger offer is not consummated on or before December 31, 2008, either party may terminate 30 days after providing written notice of termination. During fiscal year 2007, the Company recorded income of $150,000 related to this Services Agreement which is included as a reduction to selling, general and administrative expenses on the consolidated statement of operations for fiscal year 2007.

NOTE 7 - BANK LINE OF CREDIT AND NOTES PAYABLE

The bank line of credit and notes payable, all of which is classified as current as of February 2, 2008, consist of the following:

	February 2, 2008	February 3, 2007
Bank line of credit, interest payable monthly, secured by a pledge of substantially all of Perfumania’s assets	$32,840,872	$26,919,115

Subordinated convertible note payable-affiliate	$5,000,000	$5,000,000

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. As of February 2, 2008, $32.8 million was outstanding under the line of credit and $18.1 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base, net of the restrictions concerning minimum undrawn availability discussed below. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility also prohibits the Company from paying cash dividends. In June 2007, the minimum undrawn availability as defined was amended so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000, and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000. In May 2008, the fixed charge covenant and the covenant concerning the limitation on capital expenditures were amended with an effective date of February 1, 2008. As a result of these modifications, Perfumania was in compliance with all covenant requirements as of February 2, 2008.

The credit facility expired on May 12, 2008. In May 2008, the Company obtained a ninety day extension of the credit facility to August 11, 2008. As discussed in Note 6, the Merger with Model is subject to a number of terms, one of which includes the requirement that the Company and Model obtain a commitment for asset-based loans and term debt facilities in amounts and on terms that are substantially similar to those contemplated by a previous commitment that was obtained in August 2007. That commitment provided for replacement senior credit facilities for us and Model in an aggregate amount of up to $280 million, to be established upon the closing of the Merger. That commitment expired by its terms in November 2007. A comparable commitment on substantially similar terms and amounts was obtained from the same lender on May 16, 2008.

Failure of the Merger with Model to close prior to the expiration of the credit facility on August 11, 2008 will result in the Company having to seek an additional extension of this facility, or to obtain an alternative source of financing. Management of the Company believes that alternative financing sources on terms acceptable would be available, however there is no guarantee that such will occur.

In March 2004, the Nussdorfs provided a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan required quarterly interest payments at the prime rate plus 1%. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. On December 9, 2004, the Company issued a Subordinated Convertible Note (the “Convertible Note”) in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note was originally payable in January 2007 however it was modified in January 2006 to extend the due date to January 2009. The Note allows the Nussdorfs to convert the Convertible Note into shares of the Company’s common stock at a conversion price of $11.25, which equaled the closing market price of the Company’s common stock on the date of the exchange.

NOTE 8 - IMPAIRMENT OF ASSETS

The Company recognized non-cash impairment charges relating to its retail locations that were either closed or identified for closure of approximately $0.3 million, $0.2 million and $0.2 million during fiscal years 2007, 2006 and 2005, respectively. These charges were determined based on the difference between the carrying amounts of the assets, representing primarily fixtures and leasehold improvements, at particular store locations and the fair values of the assets on a store-by-store basis. The estimated fair values are based on anticipated future cash flows discounted at a rate commensurate with the risk involved. These impairment losses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

NOTE 9 - INCOME TAXES

The income tax (provision) benefit is comprised of the following amounts:

	FISCAL YEAR ENDED
	February 2, 2008	February 3, 2007	January 28, 2006
Current:
Federal	$(44,668)	$(90,000)	$(200,000)
State	(108,010)	(91,000)	(200,000)

	(152,678)	(181,000)	(400,000)

Deferred:
Federal	(873,558)	(1,710,240)	7,946,273
State	(101,744)	(199,164)	925,035
Foreign	167,913	846,000	—

	(807,389)	(1,063,404)	8,871,308

Income tax

(provision) benefit	$(960,067)	$(1,244,404)	$8,471,308

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows:

	FISCAL YEAR ENDED
	February 2, 2008	February 3, 2007	January 28, 2006
Expense at federal statutory rates	$(328,371)	$(1,915,582)	$(2,307,821)
Non-deductible expenses	(332,938)	(23,156)	(18,000)
Change in valuation allowance	—	2,730,392	10,554,746
Adjustment to net operating loss	—	(1,763,853)	—
Other	(298,758)	(272,205)	242,383

Income tax (provision) benefit	$(960,067)	$(1,244,404)	$8,471,308

Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities as follows:

	FISCAL YEAR ENDED
	February 2, 2008	February 3, 2007
Assets:
Net operating loss & tax credit carryforwards	$359,964	$1,882,860
Puerto Rican net operating loss carryforwards	1,013,472	845,558
Capital loss carryforward	1,571,773	1,571,773
Inventories	1,003,441	946,663
Property and equipment	5,763,844	5,323,697
Goodwill	40,459	143,643
Self insured reserves and other	1,061,194	907,342

Total deferred tax assets	10,814,147	11,621,536
Valuation allowance	(1,571,773)	(1,571,773)

Net deferred tax assets	$9,242,374	$10,049,763

In evaluating the reasonableness of the valuation allowance, management assesses whether it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. Ultimately, the realization of deferred tax assets is dependant upon the generation of future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. To this end, management considers the level of historical taxable income, the scheduled reversal of deferred tax assets and projected future taxable income. Based on these considerations, and the carryforward availability of the deferred tax assets, management believes it is more likely than not that the Company will realize the benefit of the deferred tax assets, except for capital loss carryfowards. The Company’s United States and Puerto Rican net operating loss carryforwards begin to expire in 2019 and 2009, respectively.

The Company previously recorded a full valuation allowance related to the deferred tax assets of its Puerto Rican subsidiary, as realization of these assets was not more likely than not. In fiscal year 2006, management determined that it is more likely than not that these assets will be realized. As a result, the reversal of the valuation allowance on these deferred tax assets of approximately $2.7 million was reflected as a benefit in the tax provision for fiscal year 2006. In addition, in fiscal year 2006, the Company recorded an increase to the net operating losses of its Puerto Rican subsidiary of approximately $1.8 million as a result of a Puerto Rico tax audit that was finalized in 2007.

Prior to fiscal year 2005, the Company previously recorded a full valuation allowance related to its deferred tax assets as realization of these assets was not more likely than not. In fiscal year 2005, management determined that it was more likely than not that certain of the Company’s deferred tax assets, primarily related to its United States operations, would be realized. As a result, the reversal of the valuation allowance of approximately $9.7 million was reflected as a benefit in the tax provision for fiscal year 2005. In addition, the reversal of approximately $2.2 million of valuation allowance related to the exercise of stock options was recorded in the consolidated statement of changes in shareholders’ equity in fiscal year 2005.

As a result of the implementation of FIN 48 during the first quarter of fiscal year 2007, the Company did not recognize a liability for unrecognized tax benefits or reverse any accruals for uncertain tax positions previously recorded, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and during fiscal year 2007, there was no liability for income tax associated with unrecognized tax benefits.

NOTE 10 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of February 2, 2008, no preferred stock had been issued.

TREASURY STOCK

From time to time, the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of February 2, 2008, the Company had repurchased approximately 898,000 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal years 2007, 2006 or 2005.

STOCK OPTION PLANS

The Company currently has two plans which provide for equity-based awards to its employees and directors. Pursuant to the 2000 Stock Option Plan (the “Stock Option Plan”) and the 2000 Directors Stock Option Plan (the “Directors Plan”) (collectively, the “Plans”), 375,000 shares and 30,000 shares of common stock, respectively, were initially reserved for issuance upon exercise of options under the Plans. Additionally, the number of shares available under the Stock Option Plan automatically increases each year by an amount equal to 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. The Company’s Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 500 shares of common stock upon election as a director of the Company and an automatic grant of 1,000 shares of common stock upon such person’s re-election as a director of the Company, in both instances, at an exercise price equal to the fair value of the common stock on the date of grant.

Options granted under the Stock Option Plan are exercisable after the period or periods specified in the option agreement, and options granted under the Directors Plan are exercisable immediately. Options granted under the Plans are not exercisable after the expiration of 10 years from the date of grant. A summary of the Company’s option activity, and related information for the fiscal year ended February 2, 2008 is as follows:

	2007
	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	149,026	$12.39
Granted	5,296	24.05
Exercised	(6,626)	6.50
Cancelled	—	3.52

Outstanding at end of year	147,696	$12.80

Options exercisable at end of year	147,696	$12.80

The aggregate intrinsic value of options exercised during fiscal years 2007, 2006 and 2005 was approximately $86,000, $909,000 and $216,000, respectively. The aggregate intrinsic value for fully vested options as of February 2, 2008 was approximately $1,732,000.

The following table summarizes information about stock options outstanding at February 2, 2008:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	NUMBER EXERCISABLE	Weighted Average Remaining Exercise Price
$2.00 - $12.52	35,690	$10.01	2.19	35,690	$10.01
$12.99 - $12.99	100,000	12.99	7.40	100,000	12.99
$13.85 - $22.49	9,006	18.03	6.92	9,006	18.03
$24.05 - $24.05	3,000	24.05	9.99	3,000	24.05

	147,696	$12.80	6.17	147,696	$12.80

NOTE 11 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Investment Plan (“the Plan”). Pursuant to such Plan, participants may make contributions to the Plan up to a maximum of 20% of total compensation or the maximum limits allowable under the Internal Revenue Code, whichever is less, and the Company, at its discretion, may match such contributions to the extent of 25% of the first 6% of a participant’s contribution. The Company’s matching contributions vest over a 4-year period. In addition to matching contributions, the Company may make additional contributions on a discretionary basis in order to comply with certain Internal Revenue Code regulations prohibiting discrimination in favor of highly compensated employees. The Company did not match contributions during fiscal years 2007, 2006 and 2005.

NOTE 12 - COMMITMENTS AND CONTINGENCIES

The Company is self-insured for employee medical benefits under the Company’s group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $90,000 and for annual Company medical claims which exceed approximately $3.2 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of February 2, 2008. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at February 2, 2008 and February 3, 2007 was approximately $219,000 and $271,000, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses, which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.

Rent expense is as follows:

	FISCAL YEAR
	2007	2006	2005
Minimum rentals	$19,255,212	$16,812,743	$14,800,858
Contingent rentals	1,493,294	1,384,501	1,449,216

Total	$20,748,506	$18,197,244	$16,250,074

Future minimum lease commitments under non-cancelable operating leases at February 2, 2008 (excluding future payments for maintenance, insurance and taxes to which the Company is obligated) are as follows:

FISCAL YEAR
2008	$19,129,081
2009	17,271,125
2010	15,884,482
2011	14,002,190
2012	11,170,328
Thereafter	32,914,134

Total future minimum lease payments	$110,371,340

The Company’s capitalized leases consist of a corporate office and distribution facility in Sunrise, Florida, as well as computer hardware and software. The lease for the corporate office and distribution facility is for approximately 14 years with monthly rent ranging from approximately $81,000 to $104,000 during the term of the lease. The lease terms for the computer hardware and software vary from one to three years. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at February 2, 2008:

FISCAL YEAR
2008	$1,209,850
2009	1,231,779
2010	1,239,766
2011	1,326,630
2012	1,326,631
Thereafter	6,522,606

Total future minimum lease payments	12,857,262
Less: Amount representing interest	(5,311,618)

Present value of minimum lease payments	7,545,644
Less: Current portion	(355,376)

$7,190,268

Depreciation expense relating to capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations and totaled approximately $655,000, $676,000 and $687,000 in fiscal years 2007, 2006 and 2005, respectively.

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 13 - SEGMENT INFORMATION

Segment information is prepared on the same basis that the Company’s chief operating decision maker reviews financial information. The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our Internet site, perfumania.com. Substantially all wholesale sales are to Model and its subsidiaries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. All of the Company’s assets relate to and are owned by the Company’s retail segment and the Company does not allocate operating and other expenses to its segments. Accordingly, a reconciliation of segment assets to total assets is not presented. During fiscal years 2007, 2006 and 2005, there were no intersegment revenues. Financial information for these segments is summarized in the following table:

	FISCAL YEAR
	2007	2006	2005
Net sales:
Retail	$244,019,763	$229,783,211	$215,841,101
Wholesale	57,814,867	13,825,887	17,852,980

	$301,834,630	$243,609,098	$233,694,081

Gross profit:
Retail	$108,614,493	$102,975,498	$95,353,919
Wholesale	3,250,669	954,123	1,147,240

	$111,865,162	$103,929,621	$96,501,159

See Note 6 for disclosure of sales to significant customers.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Unaudited summarized financial results for fiscal years 2007 and 2006 follows (in thousands, except for per share data) and have been restated to reflect the adjustments discussed in Note 3 to the consolidated financial statements. With the exception of the fourth quarter of 2006 which is comprised of fourteen weeks, all quarters listed below are comprised of thirteen weeks:

2007 QUARTER	FIRST	SECOND	THIRD	FOURTH
Net sales	$48,139	$73,391	$69,884	$110,421
Gross profit	20,323	24,996	24,329	42,217
Net income (loss) as previously reported	(1,979)	(321)	(1,117)	N/A
Net income (loss) (as restated, see Note 3)	(2,071)	(413)	(1,307)	3,797
Net income (loss) per basic share as previously reported	(0.65)	(0.10)	(0.37)	N/A
Net income (loss) per basic share (as restated, see Note 3)	(0.68)	(0.13)	(0.43)	1.24
Net income (loss) per diluted share as previously reported	(0.65)	(0.10)	(0.37)	N/A
Net income (loss) per diluted share (as restated, see Note 3)	(0.68)	(0.13)	(0.43)	1.09

2006 QUARTER	FIRST	SECOND	THIRD	FOURTH
Net sales	$46,069	$50,050	$53,904	$93,586
Gross profit	19,159	22,010	21,835	40,926
Net income (loss) as previously reported	(1,295)	(596)	(1,338)	7,751
Net income (loss) (as restated, see Note 3)	(1,313)	(622)	(1,387)	7,712
Net income (loss) per basic share as previously reported	(0.44)	(0.20)	(0.45)	2.55
Net income (loss) per basic share (as restated, see Note 3)	(0.44)	(0.21)	(0.46)	2.53
Net income (loss) per diluted share as previously reported	(0.44)	(0.20)	(0.45)	2.22
Net income (loss) per diluted share (as restated, see Note 3)	(0.44)	(0.21)	(0.46)	2.30

The Company realizes higher sales, gross profit and net income in the fourth fiscal quarter than the other three fiscal quarters due to increased purchases of fragrances as gift items during the holiday season.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation that our disclosure controls and procedures were not effective as of February 2, 2008 for the reasons described below. On May 13, 2008, the Audit Committee of the Board of Directors of the Registrant met with the Company’s management and concluded that the Company’s financial statements for the quarter and year ended February 2, 2008 should be revised, and that its financial statements for the fiscal years ended February 3, 2007 (fiscal year 2006) and January 28, 2006 (fiscal year 2005), the three interim quarters in fiscal year 2007, and the four quarters of fiscal year 2006 should be restated to correct certain errors related to the Company’s retail store lease accounting that were recently identified. See Note 3 to the Consolidated Financial Statements for a summary of the effects of the restatement.

There have been no changes in our internal control over financial reporting during the quarter ended February 2, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Evaluation of Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and disposition of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of our Company’s subsidiaries.

Our management performed an assessment of the effectiveness of our internal controls over financial reporting based upon the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Our management evaluated the impact of the retail lease accounting adjustments described above on such assessment and concluded that the control deficiency that resulted in the restatement of previously issued financial statements represented a material weakness. As a result, our management concluded that our internal control over financial reporting was not effective as of February 2, 2008 based on those criteria.

A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (“PCAOB”) Auditing Standard No. 5), or combination of control deficiencies, in internal control over financial reporting, such that there is a reasonable possibility, that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. PCAOB Auditing Standard No. 5 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies as well as indicators that a material weakness exists, including the restatement of previously issued financial statements to reflect the correction of a material misstatement.

This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Remediation Steps

Subsequent to February 2, 2008, we have remediated the material weakness in internal control over financial reporting by implementing additional review procedures over the selection and monitoring of appropriate accounting principles and other factors affecting retail operating lease accounting principles.

ITEM 9B.	OTHER INFORMATION

None.

PART III.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our executive officers and directors:

Name	Age	Position
Stephen Nussdorf	56	Chairman of the Board of Directors
Michael W. Katz	60	President, Chief Executive Officer and Director
Donovan Chin	41	Chief Financial Officer and Secretary
Alan Grobman	37	Vice President of Logistics and Distribution, Perfumania, Inc.
Carole Ann Taylor (1)(2)(3)	61	Director
Joseph Bouhadana (1)(2)(3)	38	Director
Paul Garfinkle (1)	66	Director

(1)	Member of Audit Committee. Mr. Garfinkle serves as Chairman of the Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Stock Option Committee.

Stephen Nussdorf — was appointed our Chairman of the Board in February 2004. Mr. Nussdorf is one of the principal shareholders in, and an executive officer of Model and Quality King Mr. Nussdorf joined Quality King in 1972 and Model in 1996 and has served various capacities in all divisions of their businesses.

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

Donovan Chin — was appointed our Chief Financial Officer on September 6, 2006. He also serves as the Chief Financial Officer of Perfumania. He was appointed our Corporate Secretary in February 1999, Director in March 1999 (through February 2004), and Chief Financial Officer of Perfumania in May 2000. He has also served as our Chief Financial Officer from February 1999 to May 2000. From May 1995 to February 1999, Mr. Chin was our Corporate Controller, and from May 1993 to May 1995 he was Assistant Corporate Controller. Previously, Mr. Chin was employed by Pricewaterhouse LLP in its Miami audit practice. Mr. Chin is a Certified Public Accountant.

Alan Grobman — has served as the Vice President of Logistics and Distribution for Perfumania since February 2003. He also served as our Director of Fulfillment from November 2000 to February 2003. From March 1999 to October 2000, Mr. Grobman was Plant Manager of a Peruvian manufacturer of food and specialty packaging.

Carole Ann Taylor — was appointed a Director in June 1993. Ms. Taylor has been in the travel retail and duty free business for twenty years as owner and operator of retail locations in Miami and at Miami International Airport, including Bayside To

Go, Little Havana To Go and Miami To Go, Inc. She was named 2004 International Businesswoman of the Year by the Organization of Women in International Trade and was the recipient of the 2005 City of Miami Business ICON award. Her company, Miami To Go, Inc. was named 2006 Minority Retail Firm of the Year for the Southern Region by the U.S. Small Business Administration and the U.S. Department of Commerce Minority Business Development Agency. Ms. Taylor is a member of our Audit, Compensation and Stock Option Committees.

Joseph Bouhadana — was appointed a Director in September 2002. Mr. Bouhadana has served as Corporate Director of Technology for INTCOMEX, a large distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005. He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana is also a Director of Basic Services, Inc. Mr. Bouhadana is a member of our Audit, Compensation and Stock Option Committees.

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

Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that during the fiscal year ended February 2, 2008, all Section 16(a) filing requirements were satisfied on a timely basis.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our officers, directors and employees. The code is available on our website at www. ecom.com, under “About ECOMV” – “Corporate Compliance”.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Executive Compensation Policy Overview

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

During fiscal year 2007, the base salaries of some of our executive officers were increased in recognition of our improved financial performance in fiscal year 2006, and the demonstrated positive contributions to the financial success of our Company by these officers. Fiscal year 2007 base salary information for our Named Executive Officers is detailed in the Summary Compensation Table.

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

No bonuses were awarded for fiscal year 2007.

Long-Term Incentives

We strive to provide long-term incentive compensation to our executives through equity awards under our 2000 Stock Option Plan. Our Stock Option Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code of 1986, as amended) and non-statutory stock options. We believe awards granted under our Stock Option Plan help align the interests of our employees with those of our shareholders, as stock options have value only if the Company’s stock price increases over time.

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

Outstanding stock option awards to our Named Executive Officers as of February 2, 2008 are reflected in the Outstanding Equity Awards at Fiscal Year-End Table. There were no stock option grants made during fiscal 2007 to our Named Executive Officers.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management this Compensation Discussion and Analysis contained in this Form 10-K. Based on this review and discussion, the Compensation Committee has recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K for the fiscal year ended February 2, 2008.

Compensation Committee

Carole Ann Taylor

Joseph Bouhadana

Summary of Compensation

The following table sets forth in summary form information concerning compensation for fiscal year 2007 (which ended February 2, 2008) and for fiscal year 2006 (which ended February 3, 2007) for our Chief Executive Officer, Chief Financial Officer and up to three other most highly compensated executive officers, whose total compensation exceeded $100,000 as well as a former executive officer of the Company, as required under applicable SEC rules (“Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)(1)	Total ($)

Michael W. Katz President and Chief Executive Officer	2007	325,000	—	—	—	—	—	—	325,000
	2006	325,000	—	—	—	—	—	—	325,000

Donovan Chin Chief Financial Officer	2007	243,236	—	—	—	—	—	—	243,236
	2006	234,340	8,369	—	—	—	—	—	242,709

Leon Geller Vice President of Purchasing	2007	209,836	—	—	—	—	—	—	209,836
	2006	210,227	7,650	—	—	—	—	—	217,877

Alan Grobman Vice President of Logistics and Distribution, Perfumania, Inc.	2007	137,781	—	—	—	—	—	—	137,781
	2006	136,873	4,846	—	—	—	—	—	141,719

Former Executive Officer

Joel Lancaster Former Vice President of Stores	2007	213,317	—	—	—	—	—	—	213,317
	2006	204,550	7,192	—	—	—	—	—	211,742

(1)	In accordance with the rules of the SEC, the compensation described in this table does not include perquisites and other benefits received by a Named Executive Officer which do not exceed $10,000 in the aggregate. No Named Executive Officer received any perquisites or personal benefits in excess of an aggregate $10,000 for fiscal 2007 or 2006.

See “Compensation Discussion and Analysis” for a description of the objectives of our compensation program and overall compensation philosophy.

Salary, Bonus and Other Compensation in Proportion to Total Compensation

Salary and bonus accounted for all of the total compensation of our Named Executive Officers.

Grants of Plan-Based Awards

There were no plan-based awards granted to any Named Executive Officer during our fiscal year 2007, which ended on February 2, 2008.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of our fiscal year 2007, which ended on February 2, 2008.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other RightsThat Have Not Vested ($)

Michael W. Katz	100,000	—	—	12.99	6/29/15	—	—	—	—

Donovan Chin	2,250	—	—	2.00	10/27/08	—	—	—	—
	25,000	—	—	12.52	11/1/09	—	—	—	—

Leon Geller	—	—	—	—	—	—	—	—	—

Alan Grobman	—	—	—	—	—	—	—	—	—

Former Executive Officer

Joel Lancaster	—	—	—	—	—	—	—	—	—

Option Exercises and Stock Vested

The following table shows all stock options exercised and the value realized upon exercise, and all stock awards vested and the value realized upon vesting, by the Named Executive Officers during our fiscal year 2007, which ended on February 2, 2008.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise (1) ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Michael W. Katz	—	—	—	—
Donovan Chin	—	—	—	—
Leon Geller	2,704	62,727	—	—
Alan Grobman	—	—	—	—

Former Executive Officer
Joel Lancaster	—	—	—	—

Footnotes

(1)	The value realized on exercise is equal to the difference between the option exercise price and the closing price of our common stock on the date of exercise multiplied by the number of shares subject to the option, without taking into account any taxes that may be payable in connection with the transaction.

Pension Benefits/Nonqualified Deferred Compensation

No Named Executive Officer participated in any Company pension plan or nonqualified defined contribution or nonqualified deferred compensation plan during our fiscal year 2007, which ended on February 2, 2008.

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

Generally, upon a termination of employment for any reason, each Named Executive officer would be entitled to receive a cash payment of the Named Executive Officer’s base salary through the date of termination, to the extent not paid, any accrued, but unused vacation pay and any unreimbursed business expenses. The Compensation Committee may, in its sole discretion, depending upon the circumstances of the termination of employment, pay the terminated Named Executive Officer severance in such amount as then determined by the Company.

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

Compensation Committee Interlocks and Insider Participation

The following directors served as members of the compensation committee during fiscal year 2007: Carole Ann Taylor and Joseph Bouhadana. None of the members of the compensation committee was, at any time either during or before such fiscal year, an officer or employee of ours or any of our subsidiaries, or has any relationship requiring disclosure under Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

Director Compensation

The following table sets forth certain information regarding the compensation of our directors (other than directors who are also Named Executive Officers) for fiscal year 2007, which ended February 2, 2008:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total ($)
Carole Ann Taylor (3)	20,000	—	23,573	—	—	—	43,573
Joseph Bouhadana (3)	20,000	—	23,573	—	—	—	43,573
Paul Garfinkle (3)	20,000	—	23,573	—	—	—	43,573
Stephen Nussdorf (3)	—	—	—	—	—	—	—

(1)	Amounts listed represent the dollar amount we recognized for financial statement reporting purposes during fiscal 2006 under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, or SFAS No. 123R, “Share Based Payment.” Assumptions made for the purpose of computing these amounts are discussed in our Annual Report on Form 10-K for the year ended February 2, 2008 in Note 2 to Consolidated Financial Statements.
(2)	No director received any perquisites or personal benefits in excess of an aggregate $10,000 for fiscal 2007.
(3)	As of February 2, 2008, our directors have outstanding stock options in the following amounts: Carole Ann Taylor (3,000); Joseph Bouhadana (5,000); Paul Garfinkle (4,500); Stephen Nussdorf (0).

See “Compensation Discussion and Analysis” for a description of the objectives of our compensation program and overall compensation philosophy.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of common stock beneficially owned as of May 23, 2008 by: (a) each of our directors, (b) each of our Named Executive Officers, (c) all of our directors and executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o E Com Ventures, Inc., 251 International Parkway, Sunrise, Florida, 33325.

	Common Stock Beneficially Owned
Name and Address of Beneficial Owner	Total Number of Shares Beneficially Owned		Percent of Shares Outstanding
Stephen Nussdorf	1,557,589	(1)(2)(4)(7)	44.5%
Michael W. Katz	100,000	(1)(3)	3.2%
Donovan Chin	27,250	(1)(3)	*
Joseph Bouhadana	5,000	(1)(3)	*
Paul Garfinkle	4,500	(1)(3)	*
Carole A. Taylor	3,000	(1)(3)	*
Jeffrey L. Feinberg	600,703	(1)(5)	19.6%
Slater Capital Management, L.L.C.	213,900	(1)(6)	7.0%
All directors and executive officers as a group (7 persons)	1,697,339		46.6%

*	Less than 1%.
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

(2)	The principal business address of Stephen Nussdorf is 35 Sawgrass Drive, Bellport, NY 11713.
(3)	With respect to the specified beneficial owner, includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 31, 2008 in the following amounts: Michael W. Katz (100,000); Donovan Chin (27,250); Joseph Bouhadana (5,000); Paul Garfinkle (4,500); and Carole A. Taylor (3,000).
(4)	Includes 444,445 shares of common stock issuable on conversion of a $5,000,000 Subordinated Convertible Note issued by the Company to the Nussdorfs in December 2004.
(5)	The Form 4 filed with the SEC by Jeffrey L. Feinberg with the SEC on March 21, 2008 indicates that, as of March 19, 2008, Mr. Feinberg has beneficial ownership of 600,703 shares. The Form 4 indicates that the shares are held in the account of JLF Offshore Fund, Ltd. (for which Mr. Feinberg is the investment manager), and in the accounts of private investment vehicles over which Mr. Feinberg has investment discretion by virtue of his positions as the investment manager of said entities. Per previous SEC filings, Mr. Feinberg is the Managing Member of JLF Asset Management, L.L.C., JLF Partners I, L.P. and JLF Offshore Fund, Ltd., with whom he shares voting power over the shares. The address of Jeffrey L. Feinberg, JLF Asset Management, L.L.C., JLF Partners I, L.P. and JLF Offshore Fund, Ltd., as reported in their SEC filings is 2775 Via de la Valle, Suite 204, Del Mar, California 92014.
(6)

The Form 13F filed with the SEC by Slater Capital Management, L.L.C. on May 13, 2008 indicates that, as of March 31, 2008, Slater Capital Management, L.L.C. beneficially owns 213,900 shares. Slater Capital Management, L.L.C shares voting power with Steven L. Martin, the manager and controlling owner of Slater Asset Management, L.L.C. and Slater Capital Management, L.L.C., which is an investment advisor to two private investment funds, including Slater Equity Partners, L.P. The principal business office of Slater Capital Management, L.L.C. as indicated in the SEC filings is 825 Third Avenue, 33rd Floor, New York, New York 10022.

(7)	Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Glenn and Stephen Nussdorf (the “Nussdorfs”) own an aggregate 1,113,144 shares or approximately 36% of the total number of shares of our common stock as of February 2, 2008, excluding shares issuable upon conversion of the Subordinated Convertible Note issued by the Company to the Nussdorfs in December 2004. Stephen Nussdorf has served as the Company’s Chairman of the Board since February 2004.

The Nussdorfs are officers and principals of Model and its affiliate, Quality King and their subsidiaries, including Quality King Fragrances, Inc. Model is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz is an executive of Model and Quality King and Stephen Nussdorf and Glenn Nussdorf, his brother, are shareholders and executives of Model and Quality King.

Merger Agreement With Model and Other Arrangements

As reported in the Company’s public filings, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Model on December 21, 2007. Pursuant to the terms of the Merger Agreement, Model will be merged into a newly formed wholly-owned subsidiary of the Company in exchange for the issuance of 5,900,000 shares of the Company’s common stock and warrants to acquire an additional 1,500,000 shares of the Company’s common stock at an exercise price of $23.94. The warrants will have a 10-year term, will not be exercisable for the first three years and will not be transferable, with limited exceptions.

The Merger Agreement was reached after extensive negotiations between Model and a special committee comprised of the independent Board members of the Company, which retained independent counsel and financial advisors. The special committee received an opinion from Financo, Inc. that, as of the date of the Merger Agreement and subject to various assumptions and qualifications set forth therein, the consideration to be paid by the Company in the merger is fair to the shareholders of the Company (other than shareholders of the Company who own or whose affiliates own securities of Model) from a financial point of view.

The Merger Agreement also requires Model to refinance debt owed by Model to its affiliate, Quality King. The refinancing is to be through a $50 million three-year term loan from trusts for the benefit of Glenn and Stephen Nussdorf and their families and, if needed, a transfer of inventory from Model to Quality King to pay any remaining balance. The new loan will be subordinated to the new secured credit facility described below.

The consummation of the contemplated Merger is subject to certain conditions, including approval by a majority of the total votes cast by shareholders at a meeting duly called to approve the transaction and the availability of a new $280 million secured credit facility to replace the Company’s and Model’s existing third party credit facilities.

Following the contemplated merger, the Nussdorfs, who currently own 36% of the Company’s outstanding common stock, (excluding shares issuable upon the conversion of the outstanding Subordinated Convertible Note, described above) would own approximately 51% of the Company’s outstanding common stock, (excluding shares to be issued to Arlene Nussdorf, the Nussdorf’s sister, in the Merger, and exclusive of shares issuable upon exercise of the warrants to be issued in the Merger, as described above). Giving effect to the conversion of our $5 million Subordinated Convertible Note currently held by the Nussdorfs and the exercise of the warrants to be issued to them in the transaction, but not assuming the exercise of any outstanding options held by the Company’s officers and directors, they would own approximately 58% of the Company’s common stock.

In addition, the Company’s Board approved changing the Company’s name to Perfumania Holdings, Inc., subject to shareholder approval.

On March 12, 2008, the Company filed a preliminary proxy statement with the SEC discussing the Merger Agreement and the related required shareholder approvals, including the issuance of the additional shares of the Company’s common stock pursuant to the Merger Agreement and the related amendments to the Company’s articles of incorporation.

On August 2, 2007, the Company entered into an Information Technology Services Agreement (the “Services Agreement”) with Model and its subsidiaries, whereby among other services, the Company will manage and monitor the IT systems of Model in exchange for a monthly service fee of $25,000. The Services Agreement terminates 30 days after the effective date of the Merger discussed above, or if such Merger is not consummated on or before December 31, 2008, either party may terminate 30 days after providing written notice of termination. During fiscal year 2007, the Company recorded income of $150,000 related to this Services Agreement which is included as a reduction to selling, general and administrative expenses on the consolidated statement of operations for fiscal year 2007.

Sales To and Purchases From Affiliated Companies

With respect to related party transactions as described below pursuant to which we purchase or sell merchandise from or to companies in which the Nussdorfs are affiliated, our Audit Committee reviews on a quarterly basis the related party transactions in the aggregate between us and such company, to determine the reasonableness of the transactions as compared to third party transactions. We do not have any written policies or procedures specifically addressing such related party transactions with companies affiliated with the Nussdorfs. Our Audit Committee in reviewing such transactions considers, among other factors, the gross margin of product sales, the payment and credit terms of the transactions, and the turnover of inventory of product purchases. Our Audit Committee in ratifying such transactions has considered the commercial reasonableness of their terms.

During fiscal year 2007, the Company purchased approximately $32,138,000 of merchandise from Model and its subsidiaries, representing approximately 15% of the Company’s total purchases, and sold approximately $57,715,000 of different merchandise to Model and its subsidiaries, which represented substantially all of the Company’s wholesale sales. There were approximately $32,385,000 and $30,547,000 of purchases from Model and its subsidiaries and approximately $13,624,000 and $17,845,000 of merchandise sales to Model and its subsidiaries during fiscal years 2006 and 2005, respectively. The wholesale sales made to Model and its subsidiaries result from the Company’s supplier relationships and its ability to obtain certain merchandise at better prices and in greater quantities than Model and its subsidiaries are able to achieve. The amounts due to Model and its subsidiaries at February 2, 2008 and February 3, 2007, were approximately $36,124,000 and $16,897,000 respectively. Accounts payable due to Model and its subsidiaries are non-interest bearing and are included in the accounts payable-affiliates in the accompanying consolidated balance sheets.

Glenn Nussdorf beneficially owns approximately 12% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”). In February 2007, Mr. Nussdorf reached an agreement with Parlux which called for equal representation in Parlux’s Board of Directors by the then current independent directors and Mr. Nussdorf’s nominees. Accordingly, Mr. Nussdorf’s three nominees were appointed to the Parlux Board, and one of these Board members currently serves as Parlux’s Chief Executive Officer.

Purchases of merchandise from Parlux amounted to approximately $44,743,000, $17,644,000 and $23,004,000 in fiscal years 2007, 2006 and 2005, representing approximately 21%, 12% and 18%, respectively, of the Company’s total purchases. In fiscal year 2006, Parlux sold all 378,102 shares of the Company’s common stock that it had previously owned to an unrelated third party. The amount due to Parlux on February 2, 2008 and February 3, 2007, was approximately $12,526,000 and $7,213,000, respectively. Accounts payable due to Parlux are non-interest bearing. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

It is our policy that all related party transactions be disclosed to our Audit Committee for review.

Corporate Governance

Our Board of Directors has determined that all of our directors, other than Michael W. Katz and Stephen Nussdorf, are independent under the rules of The Nasdaq Stock Market. In addition, each member of both our Audit and Compensation Committees are also independent.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Deloitte & Touche LLP (“Deloitte”) for fiscal years 2007 and 2006 are as follows:

Fees	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$729,125	$453,600
Audit Related Fees	—	—
Tax Fees (2)	33,000	—
All Other Fees (3)	306,800	—

Total Fees	$1,068,925	$453,600

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.
(2)	“Tax Fees” consist of fees billed for transfer pricing services.
(3)	“All Other Fees” consist of fees for products and services other than the services reported above. In fiscal 2007, this category included fees for due diligence performed related to our announced merger with Model and review of the preliminary proxy statement filed, also related to the merger with Model.

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

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

An index to financial statements for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 appears on page 27.

(1)	Financial Statement Schedules

None

(2)	Exhibits

EXHIBIT	DESCRIPTION	PAGE NUMBER OR INCORPORATED BY REFERENCE FROM
3.1	Amended and Restated Articles of Incorporation	(1)

3.2	Bylaws	(2)

10.5	1991 Stock Option Plan, as amended*	(3)

10.6	1992 Directors Stock Option Plan, as amended*	(3)

10.7	Series A Securities Purchase Agreement	(4)

10.8	Series B Securities Purchase Agreement	(5)

10.9	Series C Securities Purchase Agreement	(6)

10.10	Series D Securities Purchase Agreement	(6)

10.11	2000 Stock Option Plan*	(7)

10.12	2000 Directors Stock Option Plan*	(7)

10.13	Amended and Restated Revolving Credit and Security Agreement with GMAC Commercial Credit LLC, and Congress Financial Corporation (Florida), date May 12, 2004	(11)

10.14	Nussdorf Subordinated Secured Demand Note	(11)

10.15	Lease agreement with Victory Investment Group, LLC, dated October 21, 2002	(8)

10.16	Waiver and Amendment to the Revolving Credit and Security Agreement with GMAC Commercial Credit LLC, dated April 29,2004	(11)

10.17	Amendment to the 2000 Stock Option Plan*	(9)

10.18	Nussdorf Subordinated Secured Convertible Note	(10)

10.19	Amendment to Amended and Restated Revolving Credit and Security Agreement with GMAC Commercial Finance LLC and Wachovia Bank N.A., dated December 11, 2006	(12)

10.20	Amendment to the Nussdorf Subordinated Secured Convertible Note	(13)

10.21	Amendment to Amended and Restated Revolving Credit and Security Agreement with GMAC Commercial Finance LLC and Wachovia Bank N.A., dated February 1, 2007	(14)

10.22	Information Technology Services Agreement	(15)

10.23	Agreement and Plan of Merger among Model Reorg, Inc., the stockholders of Model Reorg, Inc., E Com Ventures, Inc. and Model Reorg Acquisition LLC, dated as of December 21, 2007.	(16)

10.24	Amendment to Amended and Restated Revolving Credit and Security Agreement with GMAC Commercial Finance LLC and Wachovia Bank National Association., dated February 1, 2008	(17)

21.1	Subsidiaries of the Registrant	(18)

23.1	Consent of Deloitte & Touche LLP	(18)

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(18)

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(18)

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(18)

*	Management contract or compensatory plan or arrangement
(1)	Incorporated by reference to the exhibit of the same description filed with the Company’s 1993 Form 10-K (filed April 28, 1994).
(2)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1 (No 33-46833).
(3)	Incorporated by reference to the exhibit of the same description filed with the Company’s 1995 Form 10-K (filed April 26, 1996).
(4)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1 filed June 11, 1999 (No. 333-80525).
(5)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-1/A, filed August 31, 1999 (No. 333-80525).
(6)	Incorporated by reference to the exhibit of the same description filed with the Company’s Registration Statement on Form S-3 filed April 25, 2000 (No. 333-35580).
(7)	Incorporated by reference to the exhibit of the same description filed with the Company’s Proxy Statement (filed October 6, 2000).
(8)	Incorporated by reference to the exhibit of the same description filed with the Company’s 2002 Form 10-K (filed April 30, 2003).
(9)	Incorporated by reference to Appendix A to the Company’s Proxy Statement (filed April 16, 2004).
(10)	Incorporated by reference to the exhibit of the same description filed with the Company’s Form 8-K (filed December 14, 2004).
(11)	Incorporated by reference to the exhibit of the same description filed with the Company’s 2004 Form 10-K (filed April 29, 2005).
(12)	Incorporated by reference to the exhibit of the same description filed with the Company’s Form 10-Q for the quarterly period ended October 28, 2006 (filed December 12, 2006).
(13)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K (filed May 1, 2006).
(14)	Incorporated by reference to the exhibit of the same description filed with the Company’s 2006 Form 10-K (filed May 4, 2007).
(15)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K (filed August 7, 2008).
(16)	Incorporated by reference to exhibit 2.1 filed with the Company’s Preliminary Proxy Statement (filed December 21, 2007).
(17)	Incorporated by reference to exhibit 10.1 filed with the Company’s Form 8-K (filed May 16, 2008).
(18)	Filed Herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, June 5, 2008.

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

SIGNATURES	TITLE	DATE

/s/ MICHAEL W. KATZ	President and Chief Executive Officer	June 5, 2008
Michael W. Katz	(Principal Executive Officer)

/s/ STEPHEN NUSSDORF	Chairman of the Board of Directors	June 5, 2008
Stephen Nussdorf

/s/ DONOVAN CHIN	Chief Financial Officer	June 5, 2008
Donovan Chin	(Principal Accounting Officer)

/s/ CAROLE ANN TAYLOR	Director	June 5, 2008
Carole Ann Taylor

/s/ JOSEPH BOUHADANA	Director	June 5, 2008
Joseph Bouhadana

/s/ PAUL GARFINKLE	Director	June 5, 2008
Paul Garfinkle

Exhibit Index

Exhibit No.	Description
21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002