Form 10-Q
period 2008-05-03
E COM VENTURES INC
filed 2008-06-17
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 3, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 17, 2008 there were 3,059,041 outstanding shares of its common stock, $0.01 par value.

E COM VENTURES, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	May 3, 2008	February 2, 2008
ASSETS:
Current assets:
Cash	$1,279,841	$1,035,073
Trade receivables, no allowance required	1,450,620	1,057,499
Deferred tax asset: current	4,040,315	2,261,856
Inventories, net	118,856,716	107,479,019
Prepaid expenses and other current assets	4,486,635	2,228,013

Total current assets	130,114,127	114,061,460

Property and equipment, net	38,475,547	36,587,935
Goodwill	1,904,448	1,904,448
Deferred tax asset: non-current	6,980,518	6,980,518
Other assets, net	291,857	300,250

Total assets	$177,766,497	$159,834,611

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable-non affiliates	$22,898,921	$19,609,065
Accounts payable-affiliates	55,891,254	48,650,294
Accrued expenses and other liabilities	10,974,048	10,327,794
Bank line of credit	42,589,627	32,840,872
Subordinated convertible note payable—affiliate	5,000,000	5,000,000
Current portion of obligations under capital leases	363,655	355,376

Total current liabilities	137,717,505	116,783,401

Long-term portion of obligations under capital leases	7,089,759	7,190,268

Total liabilities	144,807,264	123,973,669

Commitments and contingencies (see Note 7)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,957,290 shares issued in 2008 and 2007	39,573	39,573
Additional paid-in capital	79,182,694	79,182,694
Accumulated deficit	(37,686,090)	(34,784,381)
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)

Total shareholders’ equity	32,959,233	35,860,942

Total liabilities and shareholders’ equity	$177,766,497	$159,834,611

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended May 3, 2008	Thirteen Weeks Ended May 5, 2007 (as restated, see Note 2)
Net sales to:
Unrelated customers	$46,710,411	$42,497,127
Affiliates	9,819,057	5,641,425

	56,529,468	48,138,552
Cost of goods sold to:
Unrelated customers	24,843,732	22,614,268
Affiliates	9,178,033	5,201,615

	34,021,765	27,815,883

Gross profit	22,507,703	20,322,669

Operating expenses:
Selling, general and administrative expenses	24,540,926	21,128,301
Depreciation and amortization	1,775,987	1,446,701

Total operating expenses	26,316,913	22,575,002

Loss from operations	(3,809,210)	(2,252,333)

Interest expense
Affiliates	(83,438)	(116,910)
Other	(787,520)	(970,375)

	(870,958)	(1,087,285)

Loss before income taxes	(4,680,168)	(3,339,618)
Income tax benefit	1,778,459	1,269,000

Net loss	$(2,901,709)	$(2,070,618)

Net loss per common share:
Basic	$(0.95)	$(0.68)

Diluted	$(0.95)	$(0.68)

Weighted average number of common shares outstanding:
Basic	3,059,041	3,058,170

Diluted	3,059,041	3,058,170

See accompanying notes to condensed consolidated financial statements.

E COM VENTURES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Thirteen Weeks Ended May 3, 2008	Thirteen Weeks Ended May 5, 2007 (as restated, see Note 2)
Cash flows from operating activities:
Net loss	$(2,901,709)	$(2,070,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(1,778,459)	(1,269,000)
Provision for impairment of assets and store closings	24,849	22,500
Depreciation and amortization	1,775,987	1,446,701
Change in operating assets and liabilities:
Trade receivables	(393,121)	(309,471)
Inventories	(11,377,697)	(17,555,728)
Prepaid expenses and other assets	(2,250,398)	(205,793)
Accounts payable-non affiliates	2,345,747	9,910,139
Accounts payable-affiliates	7,240,960	3,111,447
Accrued expenses and other liabilities	925,546	648,633

Net cash used in operating activities	(6,388,295)	(6,271,190)

Cash flows from investing activities:
Additions to property and equipment	(3,023,462)	(2,563,336)

Net cash used in investing activities	(3,023,462)	(2,563,336)

Cash flows from financing activities:
Net borrowings under bank line of credit	9,748,755	9,447,219
Principal payments under capital lease obligations	(92,230)	(83,035)
Proceeds from exercise of stock options	—	35,100

Net cash provided by financing activities	9,656,525	9,399,284

Increase in cash and cash equivalents	244,768	564,758
Cash and cash equivalents at beginning of period	1,035,073	1,282,546

Cash and cash equivalents at end of period	$1,279,841	$1,847,304

See accompanying notes to condensed consolidated financial statements.

Supplemental Information:
Cash paid during the period for:
Interest	$863,463	$943,047
Income taxes	40,000	—

Accounts payable for property and equipment	664,816	297,487

E COM VENTURES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

E Com Ventures, Inc., a Florida corporation (“ECOMV”), performs all of its operations through two wholly-owned subsidiaries, Perfumania, Inc. (“Perfumania”), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, Inc., (“perfumania.com”), a Florida corporation, which is an Internet retailer of fragrances and other specialty items.

Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of May 3, 2008, Perfumania operated a chain of 313 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s wholesale division distributes fragrances and related products primarily to an affiliate. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

The condensed consolidated financial statements include the accounts of ECOMV and subsidiaries (collectively, the “Company”). All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008.

NOTE 2 – RESTATEMENT

Subsequent to the issuance of the Company’s 2006 financial statements, management identified errors in the accounting for operating leases and the period of amortization of leasehold improvements.

Under GAAP, rent expense is amortized on a straight-line basis over the term of the lease. In prior periods, the Company had determined that the term of the lease begins on the commencement date of the lease, which generally coincides with the store opening date. Management re-evaluated FASB Technical Bulletin No. 85-3, “Accounting for Operating Leases with Scheduled Rent Increases” and other guidance provided by the SEC and determined that the lease term for amortization purposes should commence on the date the Company takes physical possession of the leased space to commence construction of leasehold improvements, which is generally two months prior to a store opening date. The Company has restated its previously reported financial statements in connection with its accounting for rent expense. Rent expense is included in selling, general and administrative expenses on the Company’s condensed consolidated statements of operations.

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

The following is a summary of the effects of the restatement to the Company’s Condensed Consolidated Financial Statements.

	Condensed Consolidated Statements of Operations
	As previously reported	Adjustments	As restated
Thirteen weeks ended May 5, 2007
Selling, general and administrative expenses	$21,094,745	$33,556	$21,128,301
Depreciation and amortization	1,332,701	114,000	1,446,701
Total operating expenses	22,427,446	147,556	22,575,002
Loss from operations	(2,104,777)	(147,556)	(2,252,333)
Loss before income taxes	(3,192,062)	(147,556)	(3,339,618)
Income tax benefit	1,213,000	56,000	1,269,000
Net loss	(1,979,062)	(91,556)	(2,070,618)
Basic net loss per common share	$(0.65)	$(0.03)	$(0.68)
Diluted net loss per common share	$(0.65)	$(0.03)	$(0.68)

	Condensed Consolidated Statements of Cash Flows
	As previously reported	Adjustments	As restated
Net loss	$(1,979,062)	$(91,556)	$(2,070,618)
Deferred income taxes	1,213,000	56,000	1,269,000
Depreciation and amortization	1,332,701	114,000	1,446,701
Accrued expenses and other liabilities	615,077	33,556	648,633

NOTE 3 – ACCOUNTING FOR SHARE-BASED PAYMENT

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 590,000 options have been granted and approximately 148,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All granted and outstanding options were fully vested during the quarter ended May 3, 2008.

The following is a summary of the stock option activity during the thirteen weeks ended May 3, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and exercisable as of February 2, 2008	147,696	$12.80	6.17	$1,732,000

Granted	—	—

Exercised	—	—

Forfeited	—	—

Outstanding and exercisable as of May 5, 2008	147,696	$12.80	5.92	$1,132,000

The aggregate intrinsic value in the table above is the amount before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

We compute share based compensation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R))”. During the thirteen weeks ended May 3, 2008 and May 5, 2007, the Company did not recognize any share based compensation expense in the condensed consolidated financial statements since no stock options were granted nor were there any modifications of outstanding stock options during such periods.

NOTE 4 – BANK LINE OF CREDIT AND NOTES PAYABLE

The bank line of credit and notes payable, all of which is classified as current, consist of the following:

	May 3, 2008	February 2, 2008
Bank line of credit interest payable monthly, secured by a pledge of substantially all of Perfumania’s assets	$42,589,627	$32,840,872

Subordinated convertible note payable-affiliate	$5,000,000	$5,000,000

Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. As of May 3, 2008, $42.6 million was outstanding under the line of credit and $12.0 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base, net of the restrictions concerning minimum undrawn availability discussed below. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility also prohibits the Company from paying cash dividends. In June 2007, the minimum undrawn availability as defined was amended so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000, and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000. In May 2008, the fixed charge covenant and the covenant concerning the limitation on capital expenditures were amended with an effective date of February 1, 2008. Perfumania was in compliance with all covenant requirements as of May 3, 2008 and believes it will remain in compliance through the extension period discussed below.

The credit facility expired on May 12, 2008. In May 2008, the Company obtained a ninety day extension of the credit facility to August 11, 2008. In May 2008, the Company received a commitment from the lender to extend the credit facility through May 2009 which it did not execute. As discussed in Note 8, the Merger with Model Reorg, Inc. (“Model”) is subject to a number of terms, one of which includes the requirement that the Company and Model obtain a commitment for asset-based loans and term debt facilities in amounts and on terms that are substantially similar to those contemplated by a previous commitment that was obtained in August 2007. The August 2007 commitment provided for replacement senior credit facilities for us and Model in an aggregate amount of up to $280 million, to be established upon the closing of the Merger. That commitment expired by its terms in November 2007. A comparable commitment on substantially similar terms and amounts was obtained from the same lender on May 16, 2008 which is available through August 16, 2008.

Failure of the Merger with Model to close prior to the expiration of the credit facility on August 11, 2008 will result in the Company having to seek an additional extension of its facility, or to obtain an alternative source of financing. Management of the Company believes that alternative financing sources on terms acceptable would be available, however there is no guarantee that such will occur.

In March 2004, Glenn and Stephen Nussdorf (the “Nussdorfs”) provided a $5,000,000 subordinated secured demand loan to Perfumania. The demand loan required quarterly interest payments at the prime rate plus 1%. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. On December 9, 2004, the Company issued a Subordinated Convertible Note (the “Convertible Note”) in exchange for the $5,000,000 subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note was originally payable in January 2007 however it was modified in January 2006 to extend the due date to January 2009. The Note allows the Nussdorfs to convert the Convertible Note into shares of the Company’s common stock at a conversion price of $11.25, which equaled the closing market price of the Company’s common stock on the date of the exchange. See Note 8 for discussion of transactions between the Company and Model.

NOTE 5 – ACCOUNTING FOR INCOME TAXES

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

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits or reverse any accruals for uncertain tax positions previously recorded, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and May 3, 2008, there was no liability for income tax associated with uncertain tax positions.

The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of the date of adoption, the Company was not required to have an accrual for the payment of interest and penalties. No accrual for interest and penalties related to uncertain tax positions was required as of May 3, 2008.

The Company operates stores throughout the United States and Puerto Rico, and as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. We are no longer subject to income tax examinations by the Internal Revenue Service for fiscal years prior to 2003.

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

NOTE 6 – BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. For all periods presented in the accompanying condensed consolidated statements of operations, all incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

NOTE 7 – CONTINGENCIES

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 8 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf (the “Nussdorfs”) own an aggregate 1,113,144 shares or approximately 36% of the total number of shares of the Company’s common stock as of May 3, 2008, excluding shares issuable upon conversion of the Convertible Note discussed in Note 4. Stephen Nussdorf has served as the Company’s Chairman of the Board since February 2004.

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

Sales To and Purchases From Affiliated Companies

The Company sold approximately $9.8 million and $5.6 million of wholesale merchandise to Model and its subsidiaries in the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. See further discussion at Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations in this Form 10-Q regarding significant increases in wholesale sales volume. For all periods presented, substantially all of the Company’s wholesale sales were to Model and its subsidiaries. The wholesale sales to Model and its subsidiaries result from the Company’s supplier relationships and its ability to obtain certain merchandise at better prices and in greater quantities than Model and its subsidiaries are able to achieve. These wholesale sales are included in net sales-affiliates in the accompanying condensed consolidated statements of operations. There were approximately $0.2 million of accounts receivable due from Model and its subsidiaries as of May 3, 2008.

Glenn Nussdorf (“Mr. Nussdorf”) beneficially owns approximately 12% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. In February 2007, Mr. Nussdorf reached an agreement with Parlux which called for equal representation in Parlux’s Board of Directors by the then current independent directors and Mr. Nussdorf’s nominees. Accordingly, Mr. Nussdorf’s three nominees were appointed to the Parlux Board, and one of these nominees currently serves as Parlux’s Chief Executive Officer.

Purchases of merchandise from Parlux and Model and its subsidiaries aggregated approximately $10.5 million and $7.5 million for the thirteen weeks ended May 3, 2008 and May 5, 2007, representing approximately 23.0% and 17.1% of the Company’s total inventory purchases, respectively. The amounts due to Parlux at May 3, 2008 and February 2, 2008 were approximately $15.4 million and $12.5 million, respectively. The amounts due to Model and its subsidiaries at May 3, 2008 and February 2, 2008 were approximately $40.5 million and $36.1 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, we are dependent upon these extended terms for much of our liquidity during the year.

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

The Merger Agreement also required Model to refinance debt owed by Model to its affiliate, Quality King. The refinancing is to be through a $50 million three-year term loan from trusts for the benefit of Glenn and Stephen Nussdorf and their families and, if needed, a transfer of inventory from Model to Quality King to pay any remaining balance. The new loan will be subordinated to the new secured credit facility described below.

The consummation of the contemplated Merger is subject to certain conditions, including approval by the holders of a majority of the votes cast at a meeting of shareholders of the Company and the availability of a new $280 million secured credit facility to replace the Company’s and Model’s existing third party credit facilities for which a commitment was obtained in August 2007, but which expired by its terms in November 2007. A comparable commitment with substantially similar terms was obtained from the same lender in May 2008 which is available through August 16, 2008.

Included in selling, general and administrative expenses on the Company’s condensed consolidated statement of operations for the thirteen weeks ended May 3, 2008 are $0.2 million of expenses related to the Merger. These expenses consist primarily of financial advisory, legal and due diligence fees.

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

On August 2, 2007, the Company entered into an Information Technology Services Agreement (the “Services Agreement”) with Model and its subsidiaries, whereby among other services, the Company will manage and monitor the IT systems of Model in exchange for a monthly service fee of $25,000. The Services Agreement terminates 30 days after the effective date of the merger discussed above, or if such merger offer is not consummated on or before December 31, 2008, either party may terminate 30 days after providing written notice of termination. During the thirteen weeks ended May 3, 2008, the Company recorded income of $75,000 related to this Services Agreement which is included as a reduction to selling, general and administrative expenses on the condensed consolidated statement of operations for the thirteen weeks ended May 3, 2008.

NOTE 9 – SEGMENT INFORMATION

Segment information is prepared on the same basis that the Company’s chief operating decision maker reviews financial information. The Company operates in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our internet site, perfumania.com. Substantially all wholesale sales are to Model and its subsidiaries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to our Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. All of the Company’s assets relate to and are owned by the Company’s retail segment and the Company does not allocate operating and other expenses to its segments. Accordingly, a reconciliation of segment assets to total assets is not presented. During the thirteen weeks ended May 3, 2008 and May 5, 2007, there were no intersegment revenues. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended May 3, 2008	Thirteen Weeks Ended May 5, 2007
Net sales:
Retail	$46,710,411	$42,488,370
Wholesale	9,819,057	5,650,182

	$56,529,468	$48,138,552

Gross profit:
Retail	$21,866,679	$19,881,608
Wholesale	641,024	441,061

	$22,507,703	$20,322,669

See Note 8 for disclosure of sales to significant customers.

NOTE 10 – RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on the Company’s results of operations, financial position or cash flows.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115.” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. The adoption of SFAS 159 did not have any effect on the Company’s results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for the first interim period beginning in fiscal 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the

FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s results of operations, financial position or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESTATEMENT OF FINANCIAL STATEMENTS

As discussed in Note 2 to the condensed consolidated financial statements, we have corrected the way we account for our operating leases and the period of amortization of leasehold improvements, and as a result have restated our previously reported financial statements. All applicable items in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been revised to reflect these restatements.

RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended May 3, 2008 with the Thirteen Weeks Ended May 5, 2007.

Net sales increased 17.4% from $48.1 million in the thirteen weeks ended May 5, 2007 to $56.5 million in the thirteen weeks ended May 3, 2008. The increase in sales was due to increases of $4.2 million in both wholesale and retail sales.

Retail sales increased 9.9% from $42.5 million in the thirteen weeks ended May 5, 2007 to $46.7 million in the thirteen weeks ended May 3, 2008. The average number of stores operated was 308 in the first quarter of fiscal 2008, versus 271 in the prior year’s comparable period which resulted in a portion of the increase in retail sales. Perfumania’s comparable store sales increased by 3%. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended May 3, 2008 increased 9.1% versus the prior year’s comparable period and the total number of units sold increased by 1.1%. We attribute the increase in the average retail price per unit sold to increases in the retail selling prices on selected merchandise as well as changes in our product mix. The number of units sold was affected by softness in the United States economy and the resulting weak mall traffic.

Wholesale sales increased 73.8% from $5.6 million in the thirteen weeks ended May 5, 2007 to $9.8 million in the thirteen weeks ended May 3, 2008. Substantially all wholesale sales during the first quarter of fiscal years 2008 and 2007 were made to Model and its subsidiaries. The increase in wholesale sales is due to significantly more merchandise available at better prices than had been available from our suppliers in the first quarter of 2007, and an increase in the demand of Model and its subsidiaries’ product needs. Quarterly wholesale sales are expected to fluctuate due to market conditions, the availability of desirable merchandise and the demand of our wholesale customers, including Model. The volume of wholesale sales in the thirteen weeks ended May 3, 2008 should not necessarily be considered indicative of wholesale sales volume to be expected in future quarters. See further discussion at Note 8 to the condensed consolidated interim financial statements.

Gross profit increased 10.8% from $20.3 million in the thirteen weeks ended May 5, 2007 (42.2% of total net sales) to $22.5 million in the thirteen weeks ended May 3, 2008 (39.8% of total net sales). Of the $2.2 million increase in gross profit, $2.0 related to retail sales and $0.2 million related to wholesale sales. In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. Our gross profit and gross profit percentages may not be comparable to other retailers, which may include the costs related to their distribution network in cost of goods sold, rather than in selling, general and administrative expenses. The increase in gross profit was due to increases in both retail and wholesale sales volume as discussed above. As a percentage of net sales, total gross profit in the thirteen weeks ended May 3, 2008 decreased as compared to the thirteen weeks ended May 5, 2007 due to the higher ratio of wholesale sales as a percentage of net sales in the thirteen weeks ended May 3, 2008 versus the comparable period last year. Wholesale sales yield a lower gross margin than retail sales. Retail gross profit as a percentage of retail sales was 46.8% for both thirteen week periods ended May 3, 2008 and May 5, 2007. Wholesale gross profit as a percentage of wholesale sales was 6.5% and 7.8% for the thirteen weeks ended May 3, 2008 and May 5, 2007, respectively. Gross margin on wholesale sales decreased due to the change in the product assortment sold in the thirteen weeks ended May 3, 2008 compared to the comparative thirteen week period in fiscal 2007.

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies and other administrative expenses. Selling, general and administrative expenses increased 16.2% from $21.1 million in the thirteen weeks ended May 5, 2007 to $24.5 million in the thirteen weeks ended May 3, 2008. The increase was largely attributable to the increase in new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Included in selling, general and administrative expenses for the thirteen weeks ended May 3, 2008 are $0.2 million of expenses related to the contemplated Merger. Increases in wholesale sales volume generally results in nominal increases in selling, general and administrative expenses. Depreciation and amortization was approximately $1.8 million in the thirteen weeks ended May 3, 2008 compared to $1.4 million for the thirteen weeks ended May 5, 2007. The increase is attributable to depreciation incurred on new stores that have opened over the past twelve months offset by lower depreciation on certain stores that became fully depreciated during the same time period.

Interest expense was approximately $0.9 million for the thirteen weeks ended May 3, 2008 compared with approximately $1.1 million in the comparable period of 2007. The decrease in interest expense was due to lower interest rates on our borrowings offset by a higher average balance on our bank line of credit during the thirteen weeks ended May 3, 2008 compared with the comparable period of 2007. The majority of our borrowings incur interest based on either prime or Libor and these interest rates have decreased over the past year.

An income tax benefit of $1.8 million was recorded as a result of the Company’s net loss during the thirteen weeks ended May 3, 2008 compared with a tax benefit of $1.3 million during the comparable period of 2007. The Company’s effective tax rate for both thirteen week periods ended May 3, 2008 and May 5, 2007 was a tax benefit of 38%.

As a result of the foregoing, our net loss increased to approximately $2.9 million in the thirteen weeks ended May 3, 2008 compared to a net loss of $2.1 million in the thirteen weeks ended May 5, 2007. Net loss per share for the first fiscal quarter of 2008 and 2007 was $0.95 and $0.68, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, opening new stores and renovation of existing stores. For the first thirteen weeks of fiscal 2008, these capital requirements generally were satisfied through borrowings under our credit facility. Perfumania’s senior secured credit facility provides for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. The credit facility expired on May 12, 2008. In May 2008, we obtained a ninety day extension of our current facility to August 11, 2008 and such lender also made available to the Company a commitment to extend the facility through May 2009 which the Company did not execute. Advances under the line of credit are based on a formula of eligible inventories and bear interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. As of May 3, 2008, $42.6 million was outstanding under the line of credit and $12.0 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base, net of the restrictions concerning minimum undrawn availability discussed below. Advances are secured by a first lien on all assets of Perfumania. The credit facility contains limitations on additional borrowings, capital expenditures and other items, and contains various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility also prohibits us from paying cash dividends. In June 2007, the minimum undrawn availability, as defined, was amended so that Perfumania is required to maintain at all times, a minimum undrawn availability of not less than $5,000,000 and shall maintain a monthly average undrawn availability, as defined, of not less than $7,500,000. In May 2008, the fixed charge covenant and the covenant concerning the limitation on capital expenditures were amended with an effective date of February 1, 2008. Perfumania was in compliance with all covenant requirements as of May 3, 2008 and expects to be in compliance through the extension period discussed above.

As discussed above, the contemplated Merger with Model is subject to a number of terms, one of which includes the requirement that the Company and Model obtain a commitment for asset-based loans and term debt facilities in amounts and on terms that are substantially similar to those contemplated by a previous commitment that was obtained in August 2007. That commitment provided for replacement senior credit facilities for us and Model in an aggregate amount of up to $280 million, to be established upon the closing of the Merger. That commitment expired by its terms in November 2007. A comparable commitment on substantially similar terms and amounts was obtained from the same lender on May 16, 2008. Failure of the Merger to close prior to the expiration of our current credit facility on August 11, 2008 will result in us having to seek an additional extension to the term of our credit facility, or to obtain an alternative source of financing, both of which management believes it would be able to obtain, however no assurance can be given that management’s efforts will be successful.

At May 3, 2008, we had a working capital deficit of approximately $7.6 million compared to working capital deficit of approximately $2.7 million at February 2, 2008. The change since February 2, 2008 was primarily due to the net loss during the current period and increased spending on store construction in the first thirteen weeks of fiscal 2008. Our business follows a seasonal pattern as purchases of fragrances as gift items increases during the holiday season, resulting in significantly higher fourth quarter retail sales. The seasonality of our operations leads to significant fluctuations in certain asset and liability accounts, primarily inventories, accounts payable, affiliates and nonaffiliates, and bank line of credit, between fiscal year end and subsequent interim periods.

Net cash used in operating activities during the thirteen weeks ended May 3, 2008 was approximately $6.4 million compared with approximately $6.3 million used in operating activities during the same period of the prior year. Our accounts payable to affiliates and nonaffiliates increased due to the timing of payments to our merchandise vendors and because of increased inventory purchases during the thirteen weeks ended May 3, 2008 compared with the same period last year. The increase in inventory is due to planned purchases for store growth and selective opportunistic purchases of desirable merchandise. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however we are dependant upon these extended terms for much of our liquidity during the year.

Net cash used in investing activities was approximately $3.0 million in the first thirteen weeks ended May 3, 2008 compared to $2.6 million in the thirteen weeks ended May 5, 2008. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened during the thirteen weeks ended May 3, 2008 or that are scheduled for completion during fiscal year 2008. During the thirteen weeks ended May 3, 2008, Perfumania opened 11 new stores and relocated 2 existing stores compared to 5 new store openings and 4 store relocations during the comparative period in fiscal 2007. At May 3, 2008, Perfumania operated 313 stores compared to 272 stores as of May 5, 2007. We currently plan to open approximately 40 new stores and close 1 store during the remainder of fiscal year 2008. We believe that these capital requirements will be satisfied by borrowings under our credit facility and from cash flows from operations.

Net cash provided by financing activities during the first thirteen weeks of fiscal 2008 was approximately $9.7 million, primarily from borrowings under our line of credit, compared with approximately $9.4 million for the same period in the prior year.

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under either the replacement senior credit facility to be established upon the closing of the Merger or our existing credit facility, providing an additional extension is received should the Merger not occur, continued extended terms from our affiliates and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service for the next twelve months. However, there can be no assurance that management’s plans and expectations will be successful.

CRITICAL ACCOUNTING POLICIES

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information. Presentation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of those critical accounting policies can be found in our 2007 Annual Report on Form 10-K.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on our results of operations, financial position or cash flows.

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

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. The adoption of SFAS 159 did not have any effect on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 is effective for the first interim period beginning in fiscal 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position or cash flows.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, changes in or the lack of anticipated changes in the regulatory environment in various countries, the consummation of the announced Merger with Model, the ability to raise additional capital to finance our expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the SEC, including the Risk Factors included in our 2007 Annual Report on From 10-K filed with the SEC. Those Risk Factors contained in our 2007 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

During the quarter ended May 3, 2008, there have been no material changes in the information about our market risks as of February 2, 2008 as set forth in Item 7A of the 2007 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of May 3, 2008, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended May 3, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting except as reported in our Annual Report on Form 10-K for our fiscal year ended February 2, 2008, with respect to our remediation of the material weakness in our internal control over financial reporting by implementing additional review procedures over the selection and monitoring of appropriate accounting principles and other factors affecting retail operating lease accounting principles.

PART II. OTHER INFORMATION

ITEM 1.	EXHIBITS

Exhibits

Index to Exhibits

Exhibit No.
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E COM VENTURES, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

E COM VENTURES, INC.
(Registrant)

Date:	June 17, 2008	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donovan Chin
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