Form 10-Q
period 2008-08-02
Perfumania Holdings, Inc.
filed 2008-09-16
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 2, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 0-19714

PERFUMANIA HOLDINGS, INC.

(Exact name of Registrant as specified in its charter)

Florida	65-0977964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Sawgrass Drive, Suite 2 Bellport, NY	11713
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (631) 866-4100

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 12, 2008 there were 8,959,041 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	August 2, 2008	February 2, 2008
ASSETS:
Current assets:
Cash	$1,379,769	$1,035,073
Trade receivables, no allowance required	1,560,458	1,057,499
Deferred tax asset: current	5,266,295	2,261,856
Inventories, net	128,997,241	107,479,019
Prepaid expenses and other current assets	2,061,443	2,228,013

Total current assets	139,265,206	114,061,460

Property and equipment, net	40,561,481	36,587,935
Goodwill	1,904,448	1,904,448
Deferred tax asset: non-current	6,980,518	6,980,518
Other assets, net	318,668	300,250

Total assets	$189,030,321	$159,834,611

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable-non affiliates	$27,290,351	$19,609,065
Accounts payable-affiliates	58,043,257	48,650,294
Accrued expenses and other liabilities	10,124,159	10,327,794
Bank line of credit	50,253,069	32,840,872
Subordinated convertible note payable - affiliate	5,000,000	5,000,000
Current portion of obligations under capital leases	374,005	355,376

Total current liabilities	151,084,841	116,783,401

Long-term portion of obligations under capital leases	6,986,530	7,190,268

Total liabilities	158,071,371	123,973,669

Commitments and contingencies (see Note 7)
Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value, 6,250,000 shares authorized; 3,957,290 shares issued in 2008 and 2007	39,573	39,573
Additional paid-in capital	79,182,694	79,182,694
Accumulated deficit	(39,686,373)	(34,784,381)
Treasury stock, at cost, 898,249 shares	(8,576,944)	(8,576,944)

Total shareholders’ equity	30,958,950	35,860,942

Total liabilities and shareholders’ equity	$189,030,321	$159,834,611

See accompanying notes to unaudited condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Thirteen Weeks Ended August 2, 2008	Thirteen Weeks Ended August 4, 2007 (as restated, see Note 2)	Twenty-Six Weeks Ended August 2, 2008	Twenty-Six Weeks Ended August 4, 2007 (as restated, see Note 2)
Net sales to:
Unrelated customers	$57,436,088	$51,983,009	$104,146,499	$94,480,136
Affiliates	4,707,159	21,407,555	14,526,216	27,048,980

	62,143,247	73,390,564	118,672,715	121,529,116
Cost of goods sold to:
Unrelated customers	30,979,937	28,256,898	55,825,669	50,871,166
Affiliates	4,420,703	20,138,125	13,596,736	25,339,740

	35,400,640	48,395,023	69,422,405	76,210,906

Gross profit	26,742,607	24,995,541	49,250,310	45,318,210

Operating expenses:
Selling, general and administrative expenses	27,117,915	22,854,155	51,658,841	43,982,456
Depreciation and amortization	1,855,931	1,504,256	3,631,918	2,950,957

Total operating expenses	28,973,846	24,358,411	55,290,759	46,933,413

Income (loss) from operations	(2,231,239)	637,130	(6,040,449)	(1,615,203)

Interest expense
Affiliates	(75,833)	(116,908)	(159,271)	(233,818)
Other	(919,192)	(1,185,665)	(1,706,712)	(2,156,039)

	(995,025)	(1,302,573)	(1,865,983)	(2,389,857)

Loss before income taxes	(3,226,264)	(665,443)	(7,906,432)	(4,005,060)
Income tax benefit	1,225,981	252,440	3,004,440	1,521,440

Net loss	$(2,000,283)	$(413,003)	$(4,901,992)	$(2,483,620)

Net loss per common share:
Basic	$(0.65)	$(0.14)	$(1.60)	$(0.81)

Diluted	$(0.65)	$(0.14)	$(1.60)	$(0.81)

Weighted average number of common shares outstanding:
Basic	3,059,041	3,058,935	3,059,041	3,058,553

Diluted	3,059,041	3,058,935	3,059,041	3,058,553

See accompanying notes to unaudited condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Twenty-Six Weeks Ended August 2, 2008	Twenty-Six Weeks Ended August 4, 2007 (as restated, see Note 2)
Cash flows from operating activities:
Net loss	$(4,901,992)	$(2,483,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Deferred income taxes	(3,004,440)	(1,521,440)
Provision for impairment of assets and store closings	55,598	75,932
Depreciation and amortization	3,631,918	2,950,957
Change in operating assets and liabilities:
Trade receivables	(502,959)	(475,833)
Inventories	(21,518,222)	(28,259,450)
Prepaid expenses and other assets	147,813	1,528,375
Accounts payable-non affiliates	6,589,428	2,902,310
Accounts payable-affiliates	9,392,962	16,906,578
Accrued expenses and other liabilities	75,659	217,923

Net cash used in operating activities	(10,034,235)	(8,158,268)

Cash flows from investing activities:
Additions to property and equipment	(6,848,157)	(5,569,411)

Net cash used in investing activities	(6,848,157)	(5,569,411)

Cash flows from financing activities:
Net borrowings under bank line of credit	17,412,197	13,844,873
Principal payments under capital lease obligations	(185,109)	(175,592)
Proceeds from exercise of stock options	—	36,236

Net cash provided by financing activities	17,227,088	13,705,517

Increase (decrease) in cash and cash equivalents	344,696	(22,162)
Cash and cash equivalents at beginning of period	1,035,073	1,282,546

Cash and cash equivalents at end of period	$1,379,769	$1,260,384

Supplemental Information:

Cash paid during the period for:
Interest	$1,809,295	$2,089,031
Income taxes	40,000	—

Accounts payable for property and equipment	1,226,332	—

See accompanying notes to unaudited condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1—OPERATIONS AND BASIS OF PRESENTATION

On August 11, 2008, Perfumania Holdings, Inc. (formerly, E Com Ventures, Inc.) (the “Company”) completed its acquisition of Model Reorg, Inc. (“Model Reorg”) when Model Reorg merged into the Company’s wholly owned subsidiary, Model Reorg Acquisition LLC (“Model Acquisition”). The transaction occurred subsequent to the Company’s second fiscal quarter of 2008 which ended on August 2, 2008 and thus the financial statements and notes to condensed consolidated financial statements in this Form 10-Q include the results of the Company prior to the acquisition of Model Reorg.

Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 21, 2007 and amended on July 8, 2008, by and among the Company, Model Reorg, the shareholders of Model Reorg, and Model Acquisition, the Company issued to the Model Reorg shareholders 5,900,000 shares of the Company’s common stock and warrants exercisable for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $23.94 per share (the “Warrants”). The shares issued to the Model Reorg shareholders represent approximately 66% of the Company’s 8,959,041 outstanding shares following the Merger, and approximately 71% assuming exercise of all of the Warrants. The Company’s shareholders approved the issuance of the shares and Warrants at a special meeting on August 8, 2008.

For accounting purposes, Model Reorg is considered to be the acquiror. Accordingly, the merger consideration will be allocated among the fair values of E Com Ventures’ assets and liabilities based upon a valuation that has not yet been determined. Historical financial condition and results of operations shown for comparative purposes in future periodic filings will reflect Model Reorg’s results. However, the Company will continue to use the same fiscal year end, the Saturday closest to January 31.

Prior to the acquisition discussed above, the Company performed all of its operations through two wholly-owned subsidiaries, Perfumania, Inc. (“Perfumania”), a Florida corporation, which is a specialty retailer and wholesaler of fragrances and related products, and perfumania.com, Inc., (“perfumania.com”), a Florida corporation, which is an Internet retailer of fragrances and other specialty items.

Perfumania is a leading specialty retailer and wholesale distributor of a wide range of brand name and designer fragrances. As of August 2, 2008, Perfumania operated a chain of 322 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s wholesale division has historically distributed fragrances and related products primarily to Model Reorg. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores.

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries prior to the acquisition of Model Reorg. All intercompany balances and transactions have been eliminated in consolidation.

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

NOTE 2—RESTATEMENT

Subsequent to the issuance of the Company’s 2006 annual financial statements, management identified errors in the accounting for operating leases and the period of amortization of leasehold improvements.

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

The following is a summary of the effects of the restatement to the Company’s condensed consolidated financial statements for the thirteen and twenty-six week periods ended August 4, 2007.

	Condensed Consolidated Statement of Operations
	Thirteen Weeks Ended August 4, 2007			Twenty-six Weeks Ended August 4, 2007
	As previously reported	Adjustments	As restated	As previously reported	Adjustments	As restated
Selling, general and administrative expenses	$22,819,824	$34,331	$22,854,155	$43,914,570	$67,886	$43,982,456
Depreciation and amortization	1,390,256	114,000	1,504,256	2,722,957	228,000	2,950,957
Total operating expenses	24,210,080	148,331	24,358,411	46,637,527	295,886	46,933,413
Income (loss) from operations	785,461	(148,331)	637,130	(1,319,317)	(295,886)	(1,615,203)
Loss before income taxes	(517,112)	(148,331)	(665,443)	(3,709,174)	(295,886)	(4,005,060)
Income tax benefit	196,000	56,440	252,440	1,409,000	112,440	1,521,440
Net loss	(321,112)	(91,891)	(413,003)	(2,300,174)	(183,446)	(2,483,620)
Basic net loss per common share	$(0.10)	$(0.04)	$(0.14)	$(0.75)	$(0.06)	$(0.81)
Diluted net loss per common share	$(0.10)	$(0.04)	$(0.14)	$(0.75)	$(0.06)	$(0.81)

				Condensed Consolidated Statement of Cash Flows
				Twenty-six Weeks Ended August 4, 2007
				As previously reported	Adjustments	As restated
Net loss				$(2,300,174)	$(183,446)	$(2,483,620)
Deferred income taxes				(1,409,000)	(112,440)	(1,521,440)
Depreciation and amortization				2,722,957	228,000	2,950,957
Accrued expenses and other liabilities				150,037	67,886	217,923

NOTE 3—ACCOUNTING FOR SHARE-BASED PAYMENT

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved approximately 1,000,000 shares of common stock, of which approximately 590,000 options have been granted and approximately 148,000 options are outstanding. All stock options have an exercise price that is equal to the fair market value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. All granted and outstanding options were fully vested during the twenty-six weeks ended August 2, 2008.

The following is a summary of the stock option activity during the twenty-six weeks ended August 2, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and exercisable as of February 2, 2008	147,696	$12.80	6.17	$1,732,000
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding and exercisable as of August 2, 2008	147,696	$12.80	5.67	$393,000

The aggregate intrinsic value in the table above is the amount before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

We compute share based compensation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment” (“SFAS No. 123 (R))”. During the twenty-six week periods ended August 2, 2008 and August 4, 2007, the Company did not recognize any share based compensation expense in the condensed consolidated financial statements since no stock options were granted nor were there any modifications of outstanding stock options during such periods.

NOTE 4—BANK LINE OF CREDIT AND NOTES PAYABLE

The bank line of credit and notes payable, all of which is classified as current, consist of the following:

	August 2, 2008	February 2, 2008
Bank line of credit: interest payable monthly, secured by a pledge of substantially all of Perfumania’s assets	$50,253,069	$32,840,872

Subordinated convertible note payable-affiliate	$5,000,000	$5,000,000

As of August 2, 2008, Perfumania’s senior secured credit facility provided for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. Advances under the line of credit were based on a formula of eligible inventories and bore interest at a floating rate ranging from (a) prime to prime plus 1.25% or (b) LIBOR plus 2.5% to 3.75% depending on a financial ratio test. As of August 2, 2008, $50.3 million was outstanding under the line of credit and $9.7 million was available to support normal working capital requirements and other general corporate purposes based upon our eligible borrowing base, net of the restrictions concerning minimum undrawn availability. Advances were secured by a first lien on all assets of Perfumania. The credit facility contained limitations on additional borrowings, capital expenditures and other items, and contained various covenants including a fixed charge coverage ratio, a leverage ratio and capital expenditure limits as defined. The credit facility also prohibited the Company from paying cash dividends. This facility matured and was paid off on August 11, 2008.

On August 11, 2008, in conjunction with the acquisition of Model Reorg discussed in Note 1, which occurred subsequent to the Company’s second fiscal quarter of 2008, the Company and certain of its subsidiaries entered into a new $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wachovia Capital Markets serves as Joint Lead Arranger (the “Senior Credit Facility”). The Company expects to use the Senior Credit Facility for its general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

The Senior Credit Facility is scheduled to expire on August 11, 2011, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium; provided that, if the Company permanently reduces the revolving commitment in connection with a prepayment, on or before August 11, 2009, it must pay a prepayment fee equal to 1% of the amount of such reduction, or after such date and on or before August 11, 2010, it must pay a prepayment fee equal to 0.5% of the prepayment.

The initial proceeds of the Senior Credit Facility were used to pay amounts incurred in connection with the Merger and to satisfy amounts outstanding under the Company’s and Model Reorg’s previous senior credit facilities.

Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible accounts and a specified percentage of the borrowers’ eligible inventory from time to time. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $12.5 million for swing line loans (that is, same-day loans from the lead or agent bank).

Interest under the Senior Credit Facility will, at the Company’s election unless an Event of Default exists, be at either (i) the higher of The Wall Street Journal corporate “base rate” or the federal funds rate plus 0.50% (the “Base Rate”) or (ii) the applicable London interbank offered rate (“LIBOR”), plus in each case, specified margins. These margins are determined based upon the Company’s excess availability (that is, at any time, an amount equal to (a) the lesser of the aggregate revolving commitments and the borrowing base at such time minus (b) the revolving exposure of all lenders) from time to time. Interest rate margins are initially set at 2.50% per annum for LIBOR borrowings and 1.25% for Base Rate borrowings. Following the first fiscal quarter ending at least six months after the closing of the Senior Credit Facility, the interest rate margins will range from 2.25% to 2.75% for LIBOR borrowings and from 1.00% to 1.50% for Base Rate borrowings. The Company will also be required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility.

All obligations of the Company under the Senior Credit Facility and under any interest rate protection or other hedging arrangements entered into in connection with the Senior Credit Facility are secured by a first priority perfected security interests in all existing and after-acquired personal property and owned real property owned by the Company and its subsidiaries, which are co-borrowers or guarantors, including, without limitation, 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in their subsidiaries.

The Senior Credit Facility limits the Company’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business.

The Senior Credit Facility provides that advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $5 million with respect to any one supplier (together with its affiliates). In addition, under the Senior Credit Facility, the Company and its subsidiaries must maintain certain financial ratios, as specified in the agreement.

Any failure to comply with the financial or operating covenants of the Senior Credit Facility would not only prevent the Company and its subsidiaries from being able to borrow additional funds, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable.

The Senior Credit Facility also includes other customary events of default that would permit the lenders to accelerate the indebtedness and terminate the credit facility.

At the closing of the acquisition, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to Model Acquisition contemporaneously with the consummation of the acquisition pursuant to unsecured subordinated promissory notes executed by Model Acquisition in favor of the Nussdorf Trusts. At the same time, Model Acquisition issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King Distributors, Inc. (“Quality King”). Glenn, Stephen and Arlene Nussdorf are principal stockholders of the Company, and Quality King is wholly-owned by them.

All of the subordinated promissory notes issued to the Nussdorf Trusts and Quality King are subordinated to the Senior Credit Facility. The maturity date of the subordinated promissory notes payable to the Nussdorf Trusts is February 8, 2012 and the subordinated promissory note payable to Quality King debt will amortize quarterly beginning in January 2009 at the rate of $2.5 million per quarter, with the balance due June 30, 2012. The subordinated promissory notes payable to the Nussdorf Trusts bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility, and the subordinated promissory note payable to Quality King bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility. No interest payments will be required under any of the subordinated notes until January 2009. In connection with this financing, Glenn and Stephen Nussdorf released and terminated their security interests under the $5 million convertible subordinated note that the Company had issued for a loan they made to the Company in 2004.

In March 2004, Glenn and Stephen Nussdorf (the “Nussdorfs”) provided a $5 million subordinated secured demand loan to Perfumania. The demand loan required quarterly interest payments at the prime rate plus 1%. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. On December 9, 2004, the Company issued a Subordinated Convertible Note (the “Convertible Note”) in exchange for the $5 million subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and is secured by a security interest in the Company’s assets pursuant to a Security Agreement, by and among the Company and the Nussdorfs. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note was originally payable in January 2007 however it was modified in January 2006 to extend the due date to January 2009. The Note allows the Nussdorfs to convert the Convertible Note into shares of the Company’s common stock at a conversion price of $11.25, which equaled the closing market price of the Company’s common stock on the date of the exchange. See Note 8 for discussion of transactions between the Company and Model Reorg.

NOTE 5—ACCOUNTING FOR INCOME TAXES

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

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits or reverse any accruals for uncertain tax positions previously recorded, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of both the date of adoption and August 2, 2008, there was no liability for income tax associated with uncertain tax positions.

The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. As of the date of adoption, the Company was not required to have an accrual for the payment of interest and penalties. No accrual for interest and penalties related to uncertain tax positions was required as of August 2, 2008 or February 2, 2008.

The Company operates stores throughout the United States and Puerto Rico, and as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. The Company is no longer subject to income tax examinations by the Internal Revenue Service for fiscal years prior to 2003.

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

NOTE 6—BASIC AND DILUTED LOSS PER COMMON SHARE

Basic loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period. For all periods presented in the accompanying condensed consolidated statements of operations, all incremental shares attributed to outstanding stock options and convertible notes were not included because the results would be anti-dilutive.

NOTE 7—CONTINGENCIES

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 8—RELATED PARTY TRANSACTIONS

The Nussdorfs owned an aggregate 1,113,144 shares or approximately 36% of the total number of shares of the Company’s common stock as of August 2, 2008, excluding shares issuable upon conversion of the Convertible Note discussed in Note 4. Stephen Nussdorf has served as the Company’s Chairman of the Board since February 2004.

The Nussdorfs are officers and principals of Model Reorg and its affiliate, Quality King Distributors, Inc. (“Quality King”) and their subsidiaries, including Quality King Fragrances, Inc. As discussed in Note 1, the Company completed its acquisition of Model Reorg on August 11, 2008. Model Reorg is a diversified wholesale and retail fragrance company and Quality King distributes pharmaceuticals and health and beauty care products. Before the acquisition, the Company’s President and Chief Executive Officer, Michael W. Katz was an executive of Model Reorg and Quality King and the Company’s principal shareholders, Stephen Nussdorf, the Chairman of the Company’s Board of Directors and Glenn Nussdorf, his brother, were shareholders and executives of Model Reorg and Quality King. Following the acquisition of Model Reorg on August 11, 2008, the Nussdorfs own approximately 51% of the Company’s outstanding common stock. Giving effect to the conversion of the Company’s $5 million subordinated convertible note currently held by them and the exercise of the warrants issued to them in the transaction, but not assuming the exercise of any outstanding options held by the Company’s officers and directors, they own approximately 58% of the Company’s common stock.

Sales To and Purchases From Affiliated Companies

The Company sold approximately $4.7 million and $21.4 million of wholesale merchandise to Model Reorg and its subsidiaries in the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively. For the first twenty-six weeks of fiscal 2008 and 2007, sales of wholesale merchandise to Model Reorg and its subsidiaries were approximately $14.5 million and $27.0 million. For all periods presented, substantially all of the Company’s wholesale sales were to Model and its subsidiaries. The wholesale sales to Model Reorg and its subsidiaries result from the Company’s supplier relationships and its ability to obtain certain merchandise at better prices and in greater quantities than Model Reorg and its subsidiaries are able to achieve. These wholesale sales are included in net sales to affiliates in the accompanying condensed consolidated statements of operations. There were approximately $0.3 million of accounts receivable due from Model Reorg and its subsidiaries as of August 2, 2008 which is included in trade receivables, no allowance required on the accompanying condensed consolidated balance sheet. There were no amounts due from Model Reorg as of February 2, 2008.

Glenn Nussdorf (“Mr. Nussdorf”) beneficially owns approximately 12% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. In February 2007, Mr. Nussdorf reached an agreement with Parlux under which three persons agreed upon between Mr. Nussdorf and Parlux comprise 50% of Parlux’s board of directors. One of these persons currently serves as Parlux’s Chief Executive Officer.

Purchases of merchandise from Parlux and Model Reorg and its subsidiaries aggregated approximately $10.8 million and $20.9 million for the thirteen weeks ended August 2, 2008 and August 4, 2007, representing approximately 24% and 36% of the Company’s total inventory purchases, respectively. For the first twenty-six weeks of fiscal 2008 and 2007, purchases of product from these related parties were $28.8 million and $32.7 million representing approximately 32% of the Company’s total inventory purchases for both periods. The amounts due to Parlux at August 2, 2008 and February 2, 2008 were approximately $13.7 million and $12.5 million, respectively. The amounts due to Model Reorg and its subsidiaries at August 2, 2008 and February 2, 2008 were approximately $44.3 million and $32.2 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, the Company has been dependent upon these extended terms for much of its liquidity during the year.

On August 2, 2007, the Company entered into an Information Technology Services Agreement (the “Services Agreement”) with Model Reorg and its subsidiaries, whereby among other services, the Company managed and monitored the IT systems of Model Reorg in exchange for a monthly service fee of $25,000 plus expenses. The Services Agreement terminated 30 days after the effective date of the acquisition discussed above. During the thirteen and twenty-six weeks ended August 2, 2008, the Company recorded income of $75,000 and $150,000, respectively, related to the Services Agreement, which is included as a reduction to selling, general and administrative expenses on the condensed consolidated statements of operations.

NOTE 9—SEGMENT INFORMATION

Segment information is prepared on the same basis that the Company’s chief operating decision maker reviews financial information. The Company has historically operated in two industry segments, specialty retail sales and wholesale distribution of fragrances and related products. Retail sales include sales through our internet site, perfumania.com. Substantially all wholesale sales have been to Model Reorg and its subsidiaries. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2 of the Notes to our Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. All of the Company’s assets at August 2, 2008 relate to and are owned by the Company’s retail segment and the Company does not allocate operating and other expenses to its segments. Accordingly, a reconciliation of segment assets to total assets is not presented. During the thirteen and twenty-six weeks ended August 2, 2008 and August 4, 2007, there were no intersegment revenues. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended August 2, 2008	Thirteen Weeks Ended August 4, 2007	Twenty-six Weeks Ended August 2, 2008	Twenty-six Weeks Ended August 4, 2007
Net sales:
Retail	$57,436,088	$51,983,009	$104,146,499	$94,471,379
Wholesale	4,707,159	21,407,555	14,526,216	27,057,737

	$62,143,247	$73,390,564	$118,672,715	$121,529,116

Gross profit:
Retail	$26,454,151	$23,726,111	$48,320,830	$43,607,718
Wholesale	288,456	1,269,430	929,480	1,710,492

	$26,742,607	$24,995,541	$49,250,310	$45,318,210

See Note 8 for disclosure of sales to significant customers.

NOTE 10—RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not expect the adoption of SFAS 162 to impact our results of operations, financial position or cash flows.

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

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The Company is in the process of evaluating the effect that the adoption of SFAS 160 will have on its results of operations, financial position, and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement 115” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. The adoption of SFAS 159 did not have any effect on the Company’s results of operations, financial position or cash flows.

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

RESULTS OF OPERATIONS

On August 11, 2008, we issued 5,900,000 shares of our common stock and warrants to purchase an additional 1,500,000 shares in exchange for the shares of Model Reorg, which merged into our wholly-owned subsidiary, Model Reorg Acquisition LLC. Because the shares issued to the Model Reorg shareholders amount to approximately 66% of our shares outstanding after the issuance, the transaction is being accounted for as a “reverse acquisition,” and Model Reorg is being treated as the “accounting acquiror.” Accordingly, the historical results of Model Reorg will be reflected in our results going forward, and the value of the merger consideration will be allocated among the fair values of our assets and liabilities as of August 11, 2008.

This section discusses our financial and operating results as a separate company for our fiscal quarter ended August 2, 2008, as well as our liquidity and capital resources at that date, before the Model Reorg transaction. A summary of Model Reorg’s financial and operating results for its fiscal quarter ended July 31, 2008, as well as its liquidity and capital resources at that date, follows. We will file with the SEC a Form 8-K containing Model Reorg’s complete, unaudited financial statements as of and for the period ended July 31, 2008, as well as pro forma financial information for the combined companies at that date, by October 27, 2008. Detailed information about Model Reorg’s historical business and financial results may be found in our proxy statement filed with the SEC on July 25, 2008. Our results going forward will be substantially affected by the combination with Model Reorg, so the information provided below should not necessarily be relied on as indicating our future results.

Comparison of the Thirteen Weeks Ended August 2, 2008 with the Thirteen Weeks Ended August 4, 2007.

Net sales decreased 15.3% from $73.4 million in the thirteen weeks ended August 4, 2007 to $62.1 million in the thirteen weeks ended August 2, 2008. The decrease in sales was due to a decrease in wholesale sales of $16.7 million, partially offset by an increase in retail sales of $5.4 million.

Retail sales increased 10.5% from $52.0 million in the thirteen weeks ended August 4, 2007 to $57.4 million in the thirteen weeks ended August 2, 2008. The average number of stores operated was 320 in the second quarter of fiscal 2008, versus 274 in the prior year’s comparable period which resulted in a portion of the increase in retail sales. Perfumania’s comparable store sales increased by 2.9%. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended August 2, 2008 increased 9.8% from the prior year’s comparable period and the total number of units sold increased by 0.6%. We attribute the increase in the average retail price per unit sold to changes in our product mix and promotions resulting in more sales of higher priced merchandise. The number of units sold was affected by softness in the United States economy, declining consumer confidence and the resulting weak mall traffic.

Wholesale sales decreased 78.0% from $21.4 million in the thirteen weeks ended August 4, 2007 to $4.7 million in the thirteen weeks ended August 2, 2008. Substantially all wholesale sales during the second quarter of fiscal years 2008 and 2007 were made to Model Reorg and its subsidiaries. Subsequent to the August 11, 2008 acquisition of Model Reorg discussed in Note 1 to the accompanying condensed consolidated financial statements, these sales will be between our wholly-owned subsidiaries and will be eliminated in consolidation. Therefore, they along with the related gross profit will not appear in our consolidated financial statements after this date. The decrease in wholesale sales is due to significantly less merchandise available than had been available from our suppliers in the second quarter of 2007. Quarterly wholesale sales are expected to fluctuate due to market conditions, the availability of desirable merchandise and the demand of our wholesale customers, including Model Reorg. The volume of wholesale sales in the thirteen weeks ended August 2, 2008 should not necessarily be considered indicative of wholesale sales volume to be expected in future quarters. See further discussion at Note 8 to the condensed consolidated interim financial statements.

Gross profit increased 7.0% from $25.0 million in the thirteen weeks ended August 4, 2007 (34.1% of total net sales) to $26.7 million in the thirteen weeks ended August 2, 2008 (43.0% of total net sales). Of the $1.7 million increase in gross profit, $2.7 related to retail sales, partially offset by a $1.0 million decrease in wholesale sales. In calculating gross profit and gross profit percentages, we exclude the costs related to our distribution center. These costs are included in selling, general and administrative expenses. Our gross profit and gross profit percentages may not be comparable to other retailers, which may include the costs related to their distribution network in cost of goods sold, rather than in selling, general and administrative expenses. The increase in gross profit was due to an increase in retail sales volume offset by a decrease in wholesale sales volume as discussed above. As a percentage of net sales, total gross profit in the thirteen weeks ended August 2, 2008 increased as compared to the thirteen weeks ended August 4, 2007 due to the higher ratio of retail sales as a percentage of net sales in the thirteen weeks ended August 2, 2008 versus the comparable period last year. Historically, retail sales have yielded a higher gross margin than wholesale sales. Retail gross profit as a percentage of retail sales was 46.1% for the thirteen week period ended August 2, 2008 compared with 45.6% in the thirteen week period ended August 4, 2007. Wholesale gross profit as a percentage of wholesale sales was 6.1% and 5.9% for the thirteen weeks ended August 2, 2008 and August 4, 2007, respectively. Gross margin on wholesale sales increased due to the change in the product assortment sold in the thirteen weeks ended August 2, 2008 compared to the comparative thirteen week period in fiscal 2007.

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center and corporate office; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, insurance, supplies and other administrative expenses. Selling, general and administrative expenses increased 18.7% from $22.9 million in the thirteen weeks ended August 4, 2007 to $27.1 million in the thirteen weeks ended August 2, 2008. The increase was largely attributable to the increase in new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Changes in wholesale sales volume generally result in nominal changes in selling, general and administrative expenses. Depreciation and amortization was approximately $1.9 million in the thirteen weeks ended August 2, 2008 compared to $1.5 million for the thirteen weeks ended August 4, 2007. The increase is attributable to depreciation incurred on new stores that have opened over the past twelve months offset by lower depreciation on certain stores that became fully depreciated during the same time period.

Interest expense was approximately $1.0 million for the thirteen weeks ended August 2, 2008 compared with approximately $1.3 million in the comparable period of 2007. The decrease in interest expense was due to lower interest rates on our borrowings offset by a higher average balance on our bank line of credit during the thirteen weeks ended August 2, 2008 compared with the comparable period of 2007. The majority of our borrowings incur interest based on either prime or Libor and these interest rates have decreased over the past year.

An income tax benefit of $1.2 million was recorded as a result of the Company’s net loss during the thirteen weeks ended August 2, 2008 compared with a tax benefit of $0.3 million during the comparable period of 2007. The Company’s effective tax rate for both thirteen week periods ended August 2, 2008 and August 4, 2007 was a tax benefit of 38%.

As a result of the foregoing, our net loss increased to approximately $2.0 million in the thirteen weeks ended August 2, 2008 compared to a net loss of $0.4 million in the thirteen weeks ended August 4, 2007. Net loss per share for the second fiscal quarter of 2008 and 2007 was $0.65 and $0.14, respectively.

Comparison of the Twenty-Six weeks Ended August 2, 2008 with the Twenty-Six weeks Ended August 4, 2007.

Net sales decreased 2.4% from $121.5 million in the twenty-six weeks ended August 4, 2007 to $118.7 million in the twenty-six weeks ended August 2, 2008. The decrease in sales was due to a $12.5 million decrease in Perfumania’s wholesale sales, partially offset by a $9.7 million increase in retail sales.

Retail sales increased from $94.5 million in the twenty-six weeks ended August 4, 2007 to $104.1 million in the twenty-six weeks ended August 2, 2008, primarily as a result of the increase in the number of retail stores in operation. The average number of stores operated was 314 in the first twenty-six weeks of fiscal 2008, versus 272 in the prior year’s comparable period. Comparable store sales increased by 3.0% in the twenty-six weeks ended August 2, 2008. The average retail price per unit sold during the twenty-six weeks ended August 2, 2008 increased 9.8% versus the prior year’s comparable period and the total number of units sold increased by 0.6%. We attribute the increase in the average retail price per unit sold to changes in our product mix and promotions resulting in more sales of higher priced merchandise. The number of units sold was affected by softness in the United States economy, declining consumer confidence and the resulting weak mall traffic.

Wholesale sales decreased by $12.5 million from $27.1 million for the twenty-six weeks ended August 4, 2007 to $14.5 million for the twenty-six weeks ended August 2, 2008. Substantially all wholesale sales during the twenty-six weeks ended August 2, 2008 and August 4, 2007 were to Model Reorg and its subsidiaries. Subsequent to the August 11, 2008 acquisition of Model Reorg discussed in Note 1 to the accompanying condensed consolidated financial statements, these sales will be between our wholly-owned subsidiaries and will be eliminated in consolidation. Therefore, they along with the related gross profit will not appear in our consolidated financial statements after this date. The decrease in wholesale sales is due to significantly less merchandise availability than had been available from our suppliers during the twenty-six weeks ended August 4, 2007. The volume of wholesale sales in the twenty-six weeks ended August 2, 2008 should not necessarily be considered indicative of wholesale sales volume to be expected in future quarters. See further discussion at Note 8.

Gross profit increased 8.7% from $45.3 million in the twenty-six weeks ended August 4, 2007 (37.3% of total net sales) to $49.3 million in the twenty-six weeks ended August 2, 2008 (41.5% of total net sales). The increase in gross profit was due to an increase in retail sales volume offset by a decrease in wholesale sales volume as discussed above. As a percentage of net sales, total gross profit in the twenty-six weeks ended August 2, 2008 increased as compared to the twenty-six weeks ended August 4, 2007 due to the higher ratio of retail sales as a percentage of total net sales in the twenty-six weeks ended August 2, 2008 versus the comparable period last year. Retail gross profit as a percentage of retail sales was 46.4% and 46.2% for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively. As a percentage of retail sales, retail gross profit in the twenty-six weeks ended August 2, 2008 increased versus the twenty-six weeks ended August 4, 2007, due to an increase in our retail selling prices as well as a lower cost of merchandise realized over the past twelve months. Wholesale gross profit as a percentage of wholesale sales was 6.4% and 6.3% for the twenty-six weeks ended August 2, 2008 and August 4, 2007, respectively.

Selling, general and administrative expenses increased 17.5% from $44.0 million in the twenty-six weeks ended August 4, 2007 to $51.7 million in the twenty-six weeks ended August 2, 2008 due to the increase in the number of new stores and the additional payroll, occupancy and store opening expenses needed to operate these stores. Depreciation and amortization was approximately $3.6 million in the twenty-six weeks ended August 2, 2008 and $3.0 million in the twenty-six weeks ended August 4, 2007. The increase is attributable to depreciation incurred on new stores that have opened over the past twelve months offset by lower depreciation on certain stores that became fully depreciated during the same time period.

Interest expense was approximately $1.9 million for the twenty-six weeks ended August 2, 2008 compared with $2.4 million in the comparable period of 2007. The decrease in interest expense was due to lower interest rates on our borrowings offset by a higher average balance on our bank line of credit during the twenty-six weeks ended August 2, 2008 compared with the comparable period of 2007.

An income tax benefit of $3.0 million was recorded as a result of the Company’s net loss during the twenty-six weeks ended August 2, 2008 compared with a tax benefit of $1.5 million during the comparable period of 2007. The Company’s effective tax rate for both twenty-six week periods ended August 2, 2008 and August 4, 2007 was a tax benefit of 38%.

As a result of the foregoing, our net loss increased from $2.5 million in the twenty-six weeks ended August 4, 2007, to a net loss of $4.9 million in the twenty-six weeks ended August 2, 2008. Net loss per share for the twenty-six weeks ended August 2, 2008 and August 4, 2007 was $1.60 and $0.81, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, opening new stores and renovation of existing stores. For the first twenty-six weeks of fiscal 2008, these capital requirements generally were satisfied through borrowings under our existing credit facility. This credit facility provided for borrowings of up to $60 million, depending on the Company’s levels of eligible inventories. As discussed in Note 4 to the condensed consolidated financial statements, the Company entered into a new $250 million revolving credit facility and $55 million of promissory notes on August 11, 2008.

At August 2, 2008, we had a working capital deficit of approximately $11.8 million compared to working capital deficit of approximately $2.7 million at February 2, 2008. The change since February 2, 2008 was primarily due to the net loss during the current period and increased spending on store construction in the first twenty-six weeks of fiscal 2008. Our business follows a seasonal pattern as purchases of fragrances as gift items increases during the holiday season, resulting in significantly higher fourth quarter retail sales. The seasonality of our operations leads to significant fluctuations in certain asset and liability accounts, primarily inventories, accounts payable, affiliates and non affiliates, and bank line of credit, between fiscal year end and subsequent interim periods.

Net cash used in operating activities during the twenty-six weeks ended August 2, 2008 was approximately $10.0 million compared with approximately $8.2 million used in operating activities during the same period of the prior year. Our accounts payable to affiliates and non affiliates increased due to the timing of payments to our merchandise vendors and because of increased inventory purchases during the twenty-six weeks ended August 2, 2008 compared with the same period last year. The increase in inventory is due to planned purchases for store growth and selective opportunistic purchases of desirable merchandise. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however we are dependant upon these extended terms for much of our liquidity during the year.

Net cash used in investing activities was approximately $6.8 million in the first twenty-six weeks ended August 2, 2008 compared to $5.6 million in the twenty-six weeks ended August 4, 2007. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened during the twenty-six weeks ended August 2, 2008 or that are scheduled for completion during fiscal year 2008. During the twenty-six weeks ended August 2, 2008, Perfumania opened 21 new stores and relocated 2 existing stores compared to 11 new store openings and 3 store relocations during the comparative period in fiscal 2007. At August 2, 2008, Perfumania operated 322 stores compared to 276 stores as of August 4, 2007. We currently plan to open approximately 35 new stores and close 1 store during the remainder of fiscal year 2008. We believe that these capital requirements will be satisfied by borrowings under our replacement Senior Credit Facility and from cash flows from operations.

Net cash provided by financing activities during the first twenty-six weeks of fiscal 2008 was approximately $17.2 million, primarily from borrowings under our line of credit, compared with approximately $13.7 million for the same period in the prior year.

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under the replacement Senior Credit Facility which was established on August 11, 2008 and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service for the next twelve months. However, there can be no assurance that management’s plans and expectations will be successful.

CERTAIN FINANCIAL AND OPERATING INFORMATION ABOUT MODEL REORG

Selected Financial Data

The following statement of operations data for the three and nine-month periods ended July 31, 2008 and 2007 and the balance sheet data as of July 31, 2008 are only a summary. They have been derived from Model Reorg’s unaudited financial information that will be filed on Form 8-K with the SEC by October 27, 2008. You should read this information together with Model Reorg’s “Comparison of Three and Nine-Month Periods Ended July 31, 2008 with Three and Nine-Month Periods Ended July 31, 2007,” which follows, as well as Model Reorg’s historical financial statements and related notes thereto, which are contained in our proxy statement filed with the SEC on July 25, 2008. The results shown below are not necessarily indicative of results to be expected in any future period.

	Three Months Ended July 31		Nine Months Ended July 31
	2008	2007	2008	2007
	($ in thousands)
Statement of Income Data:
Total net revenues	$63,785	$67,553	$240,373	$234,885

Total gross profit	17,769	19,479	68,346	67,415

Selling, warehouse, delivery and administrative expenses	13,098	13,403	46,048	42,911
Depreciation and amortization	460	338	1,173	1,160

Total operating expenses	13,558	13,741	47,221	44,071

Income from operations	4,211	5,738	21,125	23,344
Interest expense	1,975	2,978	7,275	9,083

Income before income taxes	2,236	2,760	13,850	14,261
Income taxes	899	1,104	5,759	5,704

Net income	$1,336	$1,656	$8,091	$8,557

As of July 31 2008

($ in thousands)
Balance Sheet Data:
Working capital	$245,530
Total assets	319,274
Long-term debt, excluding current portion	186,827
Total shareholders’ equity	92,702

Comparison of Three and Nine-Month Periods Ended July 31, 2008 with Three and Nine-Month Periods Ended July 31, 2007.

Total net revenues increased by 2.3% for the nine months ended July 31, 2008, compared with the same period in 2007, but decreased by 5.6% quarter over quarter. Included in net revenues are related party sales to Perfumania of $8.0 million and $5.0 million for the three months ended July 31, 2008 and 2007 and $27.3 million and $20.3 million for the nine months ended July 31, 2008 and 2007. The increase in sales to Perfumania for each period was the result of additional manufacturer relationships established by Model Reorg during fiscal 2008. The increase in sales to Perfumania during the third quarter of fiscal 2008 and an increase in consignment sales of $1.7 million were offset by a decline of $8.4 million in wholesale and retail sales, respectively, to other parties, compared with the third quarter of fiscal 2007. The decrease in wholesale revenues is the result of the continuing tightening of credit resources generally, which decreases customers’ ability to purchase. The retail accounts were adversely affected by the national reduction in consumer spending as the economy continues to soften.

The decrease in total gross profit for the third quarter of fiscal 2008 as compared to the third quarter of fiscal 2007 was mainly attributable to the decrease in unrelated party sales, lower margins resulting from increases in manufacturer pricing, and lower margins on sales of discontinued brands than while the respective distribution agreement was in effect.

Gross profit percentages for Model Reorg remained consistent for the nine months ended July 31, 2008, as compared to the same period in the prior year but they decreased slightly during the three months ended July 31, 2008 compared to the same period in the prior year due to sales of a larger portion of lower margin products.

The decrease in selling, warehouse, delivery and administrative expenses for the three months ended July 31, 2008 as compared to the three months ended July 31, 2007 relates to reduction in warehouse payroll resulting from the consolidation of warehouses into the new Bellport facility and also reductions in freight costs due to the lower sales and a change in freight terms for wholesale customers from freight prepaid to freight collect. The increase in these expenses for the nine months ended July 31, 2008 as compared to the same period in the prior year was due to the relocation of multiple warehouses into the new Bellport facility, an increase in shipping and warehousing costs related to the increase in sales, and increased accounting, auditing and litigation costs.

Included in operating expense are allocated expenses under the service agreement with Quality King Distributors, Inc. (“Quality King”), a related party, for the three months ended July 31, 2008, which were $0.5 million as compared to $0.9 million for the three months ended July 31, 2007. Allocated operating expenses for the nine months ended July 31, 2008 were $1.9 million as compared to $3.0 million for the nine months ended July 31, 2007. These declines were primarily due to a change that was effective May 1, 2007 whereby Quality King began invoicing Model Reorg for its freight services rather than allocating these costs.

The decreases in interest expense for each period resulted from decreases in the interest rates on the revolving credit facility and intercompany payable to Quality King of approximately 3.0% during the third quarter 2008 and 2.2% during the nine months ended July 31, 2008, as compared to the same periods in the prior year.

Liquidity and Capital Resources

Model Reorg’s principal capital requirements for operating purposes during the periods shown were to fund inventory purchases, finance extended terms on accounts receivable, specifically related party receivables from Perfumania, and pay down accounts payable and debt. During fiscal 2007, Model Reorg financed these requirements through net cash flows from financing activities, specifically the revolving credit borrowings, while during the nine months ended July 31, 2008, it relied primarily on reductions in inventory and collections of unaffiliated receivables.

As of July 31, 2008, Model Reorg had an outstanding balance of $113.1 million under the third party revolving line of credit it shared with Quality King. At July 31, 2008, substantially all of the revolving credit borrowings were at LIBOR plus the applicable spread, the effective rate of which approximated 4.1%. Model Reorg also had a note payable to Quality King that supplemented the borrowings under the line of credit. Interest rates on the note for the nine months ended July 31, 2008 averaged 5.5%. Interest expense charged to operations relating to the note payable was $4.6 million for fiscal year 2007 and $2.8 million for the nine months ended July 31, 2008. In connection with the Merger, on August 11, 2008, the revolving credit facility was terminated and replaced with the facility described in our “Liquidity and Capital Resources” section above. In addition, a portion of the Quality King note was repaid and its terms were restructured, and Model Reorg borrowed an additional $55 million from parties related to its principal pre-merger shareholders.

For the nine months ended July 31, 2008, net cash provided by operating activities was approximately $30.9 million, resulting from a decrease in accounts receivable and inventory after the holiday season. Net cash used in investing activities for the nine months ended July 31, 2008 was approximately $4.5 million. These were primarily purchases of property, plant and equipment for the relocation to the Bellport warehouse and capitalized Merger-related expenses. Net cash used in financing activities of $28.4 million principally relates to the decrease in the revolving credit borrowings and pay down of affiliated note payable from the funds provided by operating activities.

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

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to integrate and achieve synergies between ourselves and Model Reorg, our abilities to service our obligations, our ability to comply with the covenants in our new senior credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to raise additional capital to finance our expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the SEC, including the Risk Factors included in our 2007 Annual Report on From 10-K and our most recent proxy statement filed with the SEC. Those Risk Factors contained in our 2007 Annual Report on Form 10-K and our most recent proxy statement are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 4.	CONTROLS AND PROCEDURES

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of August 2, 2008, that our disclosure controls and procedures are effective. There have been no changes in our internal control over financial reporting during the quarter ended August  2, 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibits
Index to Exhibits

Exhibit No.
2.1	First Amendment, dated as of July 8, 2008, to the Agreement and Plan of Merger dated as of December 21, 2007, by and among E Com Ventures, Inc., Model Reorg, Inc., the stockholders of Model Reorg, Inc. named therein, and Model Reorg Acquisition LLC (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 11, 2007).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PERFUMANIA HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC.
(Registrant)

Date: September 16, 2008	By:	/S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Donna Dellomo
Donna Dellomo
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