Form 10-KT
period 2008-02-02
Perfumania Holdings, Inc.
filed 2008-10-21
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from November 1, 2007 to February 2, 2008

Commission file number: 0-10714

PERFUMANIA HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Florida	65-0977964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Sawgrass Drive, Suite 2 Bellport, New York	11713
(Address of principal executive offices)	(Zip Code)

(631) 866-4100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market

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

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☒ (Do not check if a smaller reporting company)	Smaller Reporting Company	☐

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

The number of shares outstanding of the registrant’s common stock as of October 20, 2008: 8,061,293 shares

Documents Incorporated By Reference

Portions of the definitive proxy statement filed by the Registrant on July 25, 2008 are incorporated by reference into Parts I, II and III of this Transition Report and a portion of the preliminary proxy statement filed by the Registrant on March 12, 2008 is incorporated by reference into Part I of this Transition Report.

Perfumania Holdings, Inc.

Transition Report on Form 10-K

For the transition period from November 1, 2007 to February 2, 2008

EXPLANATORY NOTE

This Transition Report is being filed pursuant to Securities and Exchange Commission (“SEC”) Rule 13a-10(a) and (b) to cover the “transition period” between November 1, 2007 and February 2, 2008, in the following circumstances.

On August 11, 2008, Perfumania Holdings, Inc. (formerly, E Com Ventures, Inc.) (the “Registrant”) completed its acquisition of Model Reorg, Inc. (“Model Reorg”) when Model Reorg merged into the Registrant’s wholly owned subsidiary, Model Reorg Acquisition LLC (the “Merger”). Under the terms of the Agreement and Plan of Merger dated as of December 21, 2007 and amended on July 8, 2008 by and among the Registrant, Model Reorg, the shareholders of Model Reorg and Model Reorg Acquisition LLC, the Registrant issued to the Model Reorg shareholders shares of the Registrant’s common stock and warrants exercisable for the purchase of additional shares of the Registrant’s common stock. The shares issued to the Model Reorg shareholders represent approximately 66% of the Registrant’s outstanding shares following the Merger, and approximately 71% assuming exercise of all of the warrants.

For accounting purposes, the Merger is considered to be a “reverse acquisition,” and Model Reorg is considered to be the acquiror. Accordingly, the historical financial condition and results of operations shown for comparative purposes in the Registrant’s future periodic filings will reflect Model Reorg’s historical financial condition and results of operations, and the Merger consideration will be allocated among the fair values of E Com Ventures’ assets and liabilities. However, as previously reported in the Preliminary Proxy Statement and the Proxy Statement (defined below), the Registrant determined to continue, effective upon the Merger, using the same 52/53-week fiscal year ending on the Saturday closest to January 31 as the Registrant had used before the Merger. It will not use as its fiscal year the twelve months ending October 31, which was the fiscal year used for Model Reorg’s historical financial statements. Accordingly, the Registrant’s current fiscal year began on February 3, 2008 and will end on January 31, 2009.

Model Reorg’s most recent audited annual financial statements (which are filed with this Transition Report) covered Model Reorg’s fiscal year ended October 31, 2007. In order to ensure that no fiscal period is unaudited and no audited fiscal period is longer than twelve months, this Transition Report is being filed to cover the “transition period” between October 31, 2007 (the closing date of Model Reorg’s most recent fiscal year) and February 2, 2008 (the next following date corresponding with the end of a fiscal year of E Com Ventures).

Certain nonfinancial information responsive to items of this Transition Report is incorporated herein by reference to either:

•	the Registrant’s Form 10-K for the fiscal year ended February 2, 2008 filed on June 6, 2008 (the “FY2007 Form 10-K”)

•	the Registrant’s definitive proxy statement filed on July 25, 2008 (the “Proxy Statement”)

•	the Registrant’s preliminary proxy statement filed on March 12, 2008 (the “Preliminary Proxy Statement”) and

•	the Registrant’s Form 8-K filed on August 11, 2008 (the “Form 8-K”)

Except as set forth in this Explanatory Note or as explicitly stated herein, the information herein speaks as of February 2, 2008 and has not been updated to reflect subsequent events or changed circumstances.

i

ii

PART I.

ITEM 1.	BUSINESS

The disclosure contained in Part I, Item 1 of the FY2007 10-K relating to the business of the Registrant during the transition period is incorporated herein by reference.

The business of Model Reorg during the transition period and the years ended October 31, 2007 and 2006 is described below.

GENERAL

Model Reorg, Inc., a New York corporation, was incorporated in 1997. Model Reorg operates as a wholesaler, retailer and manufacturer of designer fragrances through wholly-owned subsidiaries that include Quality King Fragrance, Inc. (“Quality Fragrance Group”), Scents of Worth, Inc., Five Star Fragrance Company, Inc. (“Five Star”), and Jacavi LLC (“Jacavi”), a fragrance distributor that Model Reorg acquired in October 2007. The wholesale division primarily distributes nationally advertised designer fragrances to mass merchandisers, drug store chains, specialty outlets, distributors and the Registrant’s subsidiary, Perfumania, Inc. (“Perfumania”). The retail division sells products in retail stores on a consignment basis. The manufacturing division owns and licenses designer fragrance brands and contracts to third parties the manufacture of owned and licensed brands.

Information for each of the three industry segments in which Model Reorg operates (wholesale distribution, retail and manufacturing) is provided in Note 15 to Model Reorg’s Consolidated Financial Statements for February 2, 2008, October 31, 2007 and October 31, 2006. Each of the segments has its own assets, liabilities, revenues, and operating expenses. All intersegment balances and transactions are eliminated in consolidation.

In recent years Model Reorg has purchased an increasing portion of its product directly from manufacturers rather than from distributors. This has increased product offerings and opened up more sales channels because of competitive pricing and because certain retailers deal only with companies that purchase product direct from the manufacturer.

Wholesale Business

The wholesale division, which operates through Quality Fragrance Group, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owner /manufacturer. Quality Fragrance Group strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. Its scope was expanded with the acquisitions of Northern Group, Inc. (“Northern”) in 2004 and Jacavi in 2007, which provided new relationships with manufacturers of several major fragrance brands.

Quality Fragrance Group’s sales are principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Sears, Marshalls, JCPenney, Target, TJ Maxx, and E Com’s subsidiary, Perfumania. Quality Fragrance Group also operates a direct sales department that services over 10,000 pharmacies and specialty stores, such as AmerisourceBergen and Cardinal Health, throughout the United States.

Mass market retail sales were approximately 32%, 40% and 42% of Model Reorg’s total sales in the transition period and years ended October 31, 2007 and 2006, respectively, while wholesale sales were approximately 35% in all periods. Approximately 16%, 20% and 17% of Quality Fragrance Group’s net revenues in the transition period and years ended October 31, 2007 and 2006, respectively, were derived from sales to other Model Reorg subsidiaries, and approximately 14%, 7% and 9%, respectively, from sales to Perfumania. One Quality Fragrance Group customer, Wal-Mart, accounted for approximately 16% of Model Reorg’s total unaffiliated revenues in fiscal 2007. Quality Fragrance Group provides extended payment terms to Perfumania, which has had a material impact on Model Reorg’s working capital. Inventory practices do not significantly affect working capital, and Quality Fragrance Group invests working capital in inventory on an opportunistic basis to meet anticipated customer needs or to capture advantageous prices.

Retail Business

Scents of Worth has operated Model Reorg’s retail business since 1997. It is the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 3,000 stores, including nearly 1,400 Kmart locations, nationwide. Its other retail customers include Burlington Coat Factory, Filene’s Basement, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade. Scents of Worth was designated a critical vendor to Kmart following Kmart’s reorganization in

2003. Scents of Worth determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether Scents of Worth or the retailer absorbs inventory shrinkage. Scents of Worth’s total sales represented approximately 26%, 23% and 22% of Model Reorg’s total sales for the transition period and years ended October 31, 2007 and 2006, respectively.

Manufacturing Business

The manufacturing division is operated by Five Star, which owns and licenses designer and other fragrance brands, paying royalties to the licensors based on a percentage of sales. Certain licenses contain minimum royalty provisions. Five Star manufactures, on behalf of Perfumania, Perfumania’s Jerome Privee product line, which includes bath and body products and scented candles. Five Star’s manufacturing is sub-contracted out to third party manufacturers. Its owned and licensed brands are sold principally through Model Reorg’s wholesale and retail divisions. Approximately 72%, 68% and 66% of Five Star’s transition period and years ended October 31, 2007 and 2006 revenues, respectively, were derived from sales to other Model Reorg subsidiaries, and approximately 27%, 29% and 30%, respectively, were derived from sales to Perfumania. The majority of the unrelated party sales are to international customers. The rising cost of oil in recent years has had a direct impact on the cost of raw materials, as oil is used in the production of the plastic packaging materials Five Star purchases. In reaction to this, Five Star has increased its sourcing of components from the Far East in order to keep the cost of goods as low as possible.

Seasonality and Quarterly Results

Model Reorg’s business is highly seasonal, with the most significant activity occurring from September through December each year. Quality Fragrance Group’s sales to retailers are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with 35% of its total revenues being generated during these three months. Scents of Worth’s revenues are the greatest in December, with approximately 25% of its revenues being generated this month, as is typical for a retail operation. Historically, Model Reorg has typically generated income from operations during all 12 months of the fiscal year. However, depending on outstanding debt levels, interest on debt financing may exceed income from operations in a particular month. This may happen in one of the lower revenue months for Model Reorg, such as February.

Strategy

Model Reorg’s business strategy is to use its experience in the fragrance industry, knowledge of the fragrance market, and business relationships to procure products on favorable terms, enabling it to distribute its products to customers or its consignment retail locations at competitive prices. In addition, Model Reorg supplements its offerings with owned or licensed prestige designer fragrances brands. It seeks to increase the portfolio of brands for both wholesale distribution and retail sale by presenting a diverse sales opportunity for a designer’s brand, thereby enhancing its purchasing opportunities.

Model Reorg emphasizes future growth by broadening its product offering to wholesale customers while also growing the Scents of Worth retail consignment business. It also expects to take advantage of opportunities for the Five Star manufacturing business to license or purchase mature designer brands that do not require significant additional expenditure to create retail market demand.

Suppliers

In recent years, Model Reorg has purchased approximately 70% of its fragrances directly from brand owners / manufacturers and 30% from distributors. Its suppliers include most of the dozen largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships and many are also customers of Model Reorg. Model Reorg maintains a regular dialogue with all designer fragrance brand manufacturers directed toward broadening its product offering to both wholesale and consignment retail customers. Model Reorg believes that having both wholesale and retail customers is desirable to most designer fragrance brand manufacturers and enhances its opportunities to further expand these relationships. In addition, Model Reorg’s success in obtaining product at favorable prices has been enhanced by its ability to commit significant capital quickly to any single purchase and purchase in bulk quantities or, in the right circumstances, to prepay vendors for products purchased in exchange for a substantial discount. In addition, to take advantage of market opportunities Model Reorg often purchases products in excess of anticipated short term demand, which it holds in inventory for a longer-than-average time.

Marketing and Sales

Model Reorg’s marketing activities largely involve advertising in trade publications that focus on the proprietary brands. Quality Fragrance Group and Scents of Worth work with retailers to develop in store promotions employing signage, displays or unique packaging to merchandise and promote products. Both companies also work with retailers to develop ad campaigns for specific events as required by the retailers, e.g., mailers, inserts and national print advertising.

Sales representatives maintain regular dialogue with customers to generate selling opportunities and to assist them in finding scarce products at low prices. All sales personnel have access to current inventory information that is generally updated with each order, allowing immediate order confirmation to customers and ensuring that ordered products are in stock for prompt shipment. Model Reorg’s proprietary management information system affords customers access to current information on price and product availability to enable them to better plan inventory investments. Customers may elect to receive this information in a variety of electronic formats that are updated daily, and can transmit orders electronically directly to Model Reorg’s data processing system. The reports generated for customers by the management information system also provide information on manufacturers’ special price offerings and promotional programs to demonstrate the savings that can be generated so that customers can validate the value of purchasing from Model Reorg compared to other sources. Model Reorg believes that this gives its salespeople a competitive advantage in customer interactions.

Intellectual Property Rights

Model Reorg’s portfolio of fragrance brands is of great importance to its business. Five Star owns the Lutece, Norell, Pavlova, Realm, Raffinee and Royal Secret brands, among others. It licenses designer and other fragrance brands, such as Bijan, Gale Hayman, Michael Jordan, Pierre Cardin, Royal Copenhagen, and Vicky Tiel, often acquiring exclusive worldwide distribution rights. Some of these licenses are renewable on a year-to-year basis, while the rest have terms that typically run from two to five years.

Model Reorg primarily relies on trademark law to protect its intellectual property rights. In addition to using registered trademarks covering licensed brands, Model Reorg has a proprietary portfolio of more than 40 U.S. registered trademarks and applications and more than 150 foreign registered trademarks and applications. All of the brands listed in the preceding paragraph are registered trademarks that are owned by Model Reorg or its licensors. U.S. trademark rights are generally renewable for as long as the mark is used. Model Reorg occasionally registers the copyright to packaging materials, and it also relies on trade secret and other contractual restrictions. From time to time, Model Reorg brings litigation against those who, in its opinion, infringe its proprietary rights, but there can be no assurance that either such efforts, or any contractual restrictions used, will be adequate or effective. Also, owners of other brands may, from time to time, allege that Model Reorg has violated their intellectual property rights, which may lead to litigation and material legal expense.

Competition

Competition varies among the markets in which Model Reorg competes. In selling to retailers, Model Reorg competes with a wide range of chains and large and small stores, as well as manufacturers, including some of Model Reorg’s suppliers. In the wholesale business, Model Reorg competes with many distributors, of which Elizabeth Arden is the largest. Generally, the basis of competition is brand recognition, quality and price. Model Reorg believes that the most important reasons for its competitive success include its established relationships with manufacturers and large customers, popular recognition of its proprietary and licensed brands, and its efficient, low-cost sourcing strategy and ability to deliver products to consumers at competitive prices. Some of its competitors may enjoy competitive advantages, including greater financial resources that can be devoted to competitive activities, such as sales and marketing, brand development and strategic acquisitions.

Employees

At February 2, 2008, Model Reorg had 331 employees, of which 263 were involved in warehousing, 40 in marketing, sales and operations, and 22 in finance and administration. Substantially all the warehouse employees are represented by a union. Model Reorg has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.

ITEM 1A.	RISK FACTORS

The disclosure contained in Part I, Item 1A of the FY2007 10-K relating to the risk factors applicable to the Registrant during the transition period is incorporated herein by reference.

The disclosure contained in the section of the Proxy Statement entitled “Risk Factors” relating to the risk factors applicable to Model Reorg is incorporated herein by reference.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The disclosure contained in Part I, Item 2 of the FY2007 10-K relating to the properties of the Registrant during the transition period is incorporated herein by reference.

Model Reorg’s principal executive offices are located at 35 Sawgrass Drive, Suite 2, Bellport, New York 11713, and its telephone number is (631) 866-4100. Model Reorg subleases 280,000 square feet of this new, 560,000 square foot facility from a related party, Quality King Distributors, Inc. (“Quality King”), and began using this space in December 2007.

ITEM 3.	LEGAL PROCEEDINGS

The disclosure contained in Part I, Item 3 of the FY2007 10-K relating to legal proceedings of the Registrant during the transition period is incorporated herein by reference.

The disclosure contained in the subsection entitled “Information about Model Reorg – Business of Model Reorg – Legal Proceedings” of the Preliminary Proxy Statement relating to legal proceedings of Model Reorg during the transition period is incorporated herein by reference.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The disclosure contained in Part I, Item 4 of the FY2007 10-K relating to votes of security holders of the Registrant during the transition period is incorporated herein by reference.

On December 21, 2007, the shareholders of Model Reorg, acting by written consent, unanimously approved the Agreement and Plan of Merger by and among the Registrant, Model Reorg, the shareholders of Model Reorg and Model Reorg Acquisition LLC, providing for the Merger.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The disclosure responsive to this Item contained in Part II, Item 5 of the FY2007 10-K relating to the Registrant during the transition period is incorporated herein by reference.

The information required by this Item is not applicable to Model Reorg, which was not a publicly traded company during the transition period and neither acquired nor issued any equity securities during the transition period.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data of the Registrant contained in Part II, Item 6 of the FY2007 10-K are incorporated herein by reference.

The selected financial data of Model Reorg presented below is derived from the audited Consolidated Financial Statements of Model Reorg, except the data for the thirteen weeks ended February 3, 2007, which is unaudited. This data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Model Reorg contained in Item 7 of this Transition Report and in the section of the Proxy Statement titled “Information about Model Reorg – Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as Model Reorg’s Consolidated Financial Statements and related Notes included in Item 8 of this Transition Report.

	Thirteen weeks Ended		Fiscal Year Ended October 31
	February 2, 2008	February 3, 2007	2007	2006	2005	2004
		(unaudited)
	(in thousands)		(in thousands)
Statement of Income Data:
Net sales, Quality Fragrance Group	$83,481	$73,002	$245,493	$257,826	$244,128	$169,831
Net sales, Scents of Worth	30,363	30,465	76,369	73,990	68,971	69,329
Net sales, Five Star	1,625	1,017	5,850	6,545	3,808	4,041

Total net sales	115,469	104,484	327,712	338,361	316,907	243,201

Gross profit, Quality Fragrance Group	21,169	15,531	57,584	59,886	51,292	36,888
Gross profit, Scents of Worth	11,758	11,529	30,040	29,945	27,941	28,838
Gross profit, Five Star	730	538	2,885	3,206	2,227	2,174

Total gross profit	33,657	27,598	90,509	93,037	81,460	67,900

Selling, warehouse, delivery and administrative expenses	19,622	17,407	60,113	57,548	54,689	43,908
Depreciation and amortization	340	415	1,411	1,721	2,469	2,346
(Recovery) provision on vendor advances	—	—	(2,367)	2,367	—	—

Total operating expenses	19,962	17,822	59,157	61,636	57,158	46,254

Income from operations	13,695	9,776	31,352	31,401	24,302	21,646
Interest expense	3,201	3,486	12,749	14,506	11,179	5,509

Income before income taxes	10,494	6,290	18,603	16,895	13,123	16,137
Income taxes	4,387	2,515	7,353	6,854	5,121	5,879

Net income	$6,107	$3,775	$11,250	$10,041	$8,002	$10,258

	As of February 2 2008	As of October 31
		2007	2006	2005	2004
		($ in thousands)
Balance Sheet Data:
Working capital	$225,502	$267,174	$238,922	$266,244	$233,053
Total assets	299,373	344,988	306,844	318,931	311,388
Long-term debt, excluding current portion	167,603	215,227	197,521	231,995	204,759
Total shareholders’ equity	90,718	84,611	61,635	51,595	43,591

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The disclosure contained in Part II, Item 7 of the FY2007 10-K, to the extent relating to the financial condition and results of operations of the Registrant during the transition period and the corresponding period of the prior fiscal year, is incorporated herein by reference.

The following information describes the financial condition and results of operations of Model Reorg during the transition period and the corresponding period of the prior fiscal year (the first quarter of Model Reorg’s fiscal 2007). Certain unaudited financial information with respect to the prior year period is provided in Note 16 to the Consolidated Financial Statements included in Item 8.

General

In October 2007, Model Reorg acquired by merger all of the equity of Jacavi in exchange for the issuance of 10.9 shares of Model Reorg common stock (11.25% of the outstanding shares after the transaction), valued at approximately $10.8 million, to the former shareholders of Jacavi. The acquisition was accounted for as a purchase and the results of operations of Jacavi for the month of October 2007 are consolidated with Quality Fragrance Group and are reflected in Model Reorg’s financial statements for the year ended October 31, 2007. The impact on overall results was immaterial.

Model Reorg continues to expand its manufacturer vendor relationships, which is expected to increase revenues by improving product mix for existing customers as well as attracting new customers. Model Reorg has implemented cost saving measures by sourcing components for the manufacturing process from overseas vendors and decreasing the use of outside consultants. It has realized synergies from the consolidation of Northern’s and Jacavi’s operations into Five Star and Quality Fragrance Group.

Model Reorg’s revenues for the transition period increased by 11% compared with the same period in fiscal 2007. The increase in sales for the transition period included an increase in sales to Perfumania of $7.3 million and an increase in sales to another major customer of $5.1 million as a result of additional manufacturer relationships, an increase in new product offerings and new product launches by Five Star.

The following table sets forth selected items from Model Reorg’s consolidated statements of income expressed as a percentage of total net sales for the periods indicated:

	Thirteen weeks Ended		Fiscal year Ended October 31,
	February 2, 2008	February 3, 2007	2007	2006
Total net sales	100.0%	100.0%	100.0%	100.0%
Total gross profit	29.2	26.4	27.6	27.5

Selling, warehouse, delivery and administrative expenses	17.0	16.7	18.4	17.0
Depreciation and amortization	0.3	0.4	0.4	0.5
(Recovery) provision on vendor advances	—	—	(0.7)	0.7

Total operating expenses	17.3	17.1	18.1	18.2

Income from operations	11.9	9.3	9.5	9.3

Interest expense	2.8	3.3	3.9	4.3

Income before income taxes	9.1	6.0	5.6	5.0
Income taxes	3.8	2.4	2.2	2.0

Net income	5.3%	3.6%	3.4%	3.0%

Critical Accounting Policies and Estimates

Model Reorg’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent asset and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates can significantly affect financial results. Materially different amounts would be reported under different conditions or by using different assumptions. Model Reorg considers an accounting policy to be critical if it is both important to the portrayal of Model Reorg’s financial condition and results of operations, and requires significant judgment and estimates by management in its application. Model Reorg has identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements.

Revenue Recognition

Sales are recognized when title passes, which occurs either upon shipment of products, delivery to the customer or sale to the ultimate customers from consignment inventories. Allowances for estimated returns, rebate incentives and pricing adjustments are provided when sales are recognized and are recorded as either a reduction of sales or as selling expenses. Accruals and allowances are estimated based on available information from third party data.

Allowance for Doubtful Accounts

Each Model Reorg subsidiary maintains an allowance for doubtful accounts for the estimated losses resulting from the inability of its customers to make the required payments. Management reviews its receivables on a daily basis and monitors its receivable balances to ensure they are within the credit limits assigned to customers. Quality Fragrance Group insures its unrelated party receivables under a credit insurance policy. Management works very closely with the insurance company to ensure that all customers’ credit is assigned within the guidelines of the policy limiting maximum annual loss exposure to the policy deductible. The policy is subject to a $150,000 annual deductible. There are certain customers that are specifically insured and are assigned an insurable credit limit. All other accounts are insured up to 1.5 times their highest trailing 12 month credit, not to exceed $700,000. Management reviews receivables to ensure they are collectible. If any accounts are deemed uncollectible, they are fully reserved. During the transition period, uncollectible accounts totaled less than $100,000.

Inventory and Reserves

Inventories are valued at the lower of cost or market with cost being determined using the weighted average cost method, which approximates first-in, first-out (FIFO). The cost of inventory includes product costs only. Model Reorg reviews its inventory on a regular basis for excess or potentially slow moving inventory based on prior sales, forecasted demands, historical experience and the identification of obsolete or damaged merchandise. It records adjustments to the carrying value of inventory to the lower of cost or market in accordance with management’s assessment. If there are material changes to these estimates, additional write-offs could be necessary. Inventory shrinkage is estimated and reserved for at the end of each accounting period by reviewing past adjustments for inventory shrinkage as a percentage of total inventory. Inventory reserves as a percentage of total inventory for the transition period represented less than 1.5% of total inventory, which is an increase of approximately 0.1% from fiscal 2007. This is a result of more detailed reviews of inventory obsolescence, increased cycle counts, and better management of inventory purchases. If reserves are not accounted for properly, inventories and cost of goods sold could be understated or overstated.

Impairment of Long-Lived Assets

When events or changes in circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to the projected future cash flows in addition to other quantitative and qualitative analysis. Inherent in this process is significant management judgment as to the projected cash flows and fair value of the assets and liabilities. Upon indication that the carrying value of such assets may not be recoverable, management will recognize an impairment loss as a charge against current operations. Factors that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results or a negative industry or economic trend. Intangibles related to brand acquisitions are tested annually for impairment. The projected income from operations by brand over the next ten years have indicated that there is no impairment adjustment necessary. If any of these brands are either sold or discontinued prior to the intangible being fully amortized, it would require the write-off of the net book value of the intangible to the statement of income.

Goodwill

Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” specifies that management must test goodwill for impairment whenever changes in circumstances suggest that the carrying amount may not be recoverable, but at least annually. There is a two step process for impairment testing of goodwill. The first step compares the fair value of the reporting unit with its carrying amount including goodwill. The second step, if necessary, measures the amount of the impairment. As of February 2, 2008, Model Reorg’s balance sheet reflects two goodwill assets, one from the acquisition of Northern in October 2004 and the other from the acquisition of Jacavi in October 2007. Based on management’s impairment review, there was no impairment identified in the recorded goodwill.

Sales Returns and Allowance

Quality Fragrance Group sells seasonal merchandise to specific mass market retailers on a guaranteed sales basis. Management estimates the potential returns liability for these sales and records a returns accrual as the sales are being made. Once management believes that all returns have been processed, any remaining accrual balance will be adjusted to the financials in the current period as a change resulting from the change in management’s estimate. The sales returns and allowance reserves requires management to make significant estimates and judgments regarding the sell through of merchandise. These estimates are done by evaluating returns history and sales of similar products sold to the retailers during the prior year. If the potential returns are not accounted for in the period of the original sale, the sales may be overstated or understated in the period of reporting.

Many mass market retailers are given allowances for co-op advertising, markdowns, defective merchandise, new store opening and freight. Model Reorg requires all allowances to be documented for the period to which they relate and the basis of calculation, including proof of performance. When authorizing allowances, the profitability of each customer is reviewed to ensure that the allowance will not affect net profitability below approved guidelines. If promotional allowances are not accounted for in the proper period, this could cause a misstatement of sales and selling expenses between accounting periods.

Thirteen Weeks Ended February 2, 2008 Compared to Thirteen Weeks Ended February 3, 2007

Revenues

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	Percentage of Revenue	February 3, 2007	Percentage of Revenue	Percentage Increase (Decrease)
Quality Fragrance Group	$83,481	72.3%	$73,002	69.9%	14.4%
Scents of Worth	30,363	26.3%	30,465	29.1%	(0.3)%
Five Star	1,625	1.4%	1,017	1.0%	59.8%

Total revenues	$115,469	100.0%	$104,484	100.0%	10.5%

Included in net revenues are related party sales to Perfumania of $13.3 million and $6.0 million for the transition period and the thirteen weeks ended February 3, 2007, respectively, or 11.5% and 5.7% of total revenues, an increase of $7.3 million or 121.6%. The increase in sales to Perfumania, as well as an increase in sales to another major customer, accounted for the increase in revenues for Model Reorg for the transition period as compared to the same period in the prior year. This was the result of additional manufacturer relationships established in the transition period, an increase in product offerings with existing manufacturers and new product launches by Five Star.

Direct Cost of Goods Sold

Direct cost of goods sold includes the cost of merchandise, inventory reserve adjustments and freight in charges. Individual components of cost of goods sold were consistent between the transition period and the thirteen weeks ended February 3, 2007.

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
Quality Fragrance Group	$62,312	$57,471	8.4%
Scents of Worth	18,605	18,936	(1.7)%
Five Star	895	479	86.8%

Total cost of goods sold	$81,812	$76,886	6.4%

Gross Profit

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase
Quality Fragrance Group	$21,169	$15,531	36.3%
Scents of Worth	11,758	11,529	2.0%
Five Star	730	538	35.7%

Total gross profit	$33,657	$27,598	22.0%

The change in total gross profit dollars for the transition period as compared to the same period in the prior year was primarily attributable to the increase in Model Reorg sales.

Gross Profit Percentages

	For the Thirteen Weeks Ended
	February 2, 2008	February 3, 2007
Quality Fragrance Group	25.4%	21.3%
Scents of Worth	38.7%	37.8%
Five Star	44.9%	52.9%
Gross profit percentage	29.1%	26.4%

Gross profit percentages for Model Reorg increased during the transition period as compared to the same period in the prior year. The increase relates to an increase in sales at higher margins due to changes in product mix. A change in the mix of products sold to Perfumania increased gross profit on such sales to 14.0%, compared with (1.8%) in the corresponding period of the prior year.

Operating Expenses

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
Selling, warehouse, delivery and administrative	$19,622	$17,407	12.7%
Depreciation and amortization	340	415	(18.1)%

Total operating expense	$19,962	$17,822	12.0%

Income from operations	$13,695	$9,776	40.1%

The increase in selling, warehouse, delivery and administrative expenses for the thirteen weeks ended February 2, 2008 relates to the expenses that are relative to the sales increase for Quality Fragrance Group and Five Star, such as sales commissions, shipping supplies, advertising and sales promotion. Also during the thirteen weeks ended February 2, 2008, additional costs were incurred to consolidate and relocate the fragrance warehouse into the Bellport facility.

Included in operating expenses are allocated operating expenses under the Quality King services arrangements. These allocated expenses amounted to $1.0 million or 5.0% of total operating expenses during the transition period as compared to $1.0 million or 5.8% of total operating expenses for the thirteen weeks ended February 3, 2007.

Interest Expense

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Decrease
Interest expense	$3,201	$3,486	8.2%

The decrease in interest expense relates to the decrease in the interest rates on the revolving line of credit and the intercompany payable to Quality King of approximately 1.1% during the transition period as compared to the same period in the prior year.

Income Tax Provision

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase
Income taxes	$4,387	$2,515	74.4%

The increase in income taxes is principally the result of the increase in income before taxes of $4.2 million for the transition period as compared to the thirteen weeks ended February 3, 2007. In addition, income taxes during the transition period includes additional taxes paid for state income tax audits.

The descriptions of Model Reorg’s results of operations for the year ended October 31, 2007 compared with the year ended October 31, 2006 and for the year ended October 31, 2006 compared with the year ended October 31, 2005 are included in the section of the Proxy Statement titled “Information about Model Reorg – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and are incorporated herein by reference.

Liquidity and Capital Resources

During the transition period, Model Reorg’s principal capital requirement for operating purposes was to fund extended terms on related party receivables from Perfumania and the paydown of the revolving credit borrowing and the affiliated note payable. During the first quarter of fiscal 2007, Model Reorg’s principal capital requirement for operating purposes was to fund the paydown of accounts payable, the revolving credit borrowing and the affiliated note payable. For both periods, this was accomplished primarily through reductions in inventory and collections of unaffiliated receivables.

A summary of Model Reorg’s cash flows for the transition period and the first quarter of fiscal 2007 are as follows (in thousands):

	For the Thirteen Weeks Ended		Year Ended October 31
	February 2, 2008	February 3, 2007	2007	2006
Summary Cash Flow Information:
Cash provided by (used in) operating activities	$51,624	$47,380	$(12,307)	$39,234
Cash used in investing activities	(495)	(381)	(2,115)	(4,610)
Cash (used in) provided by financing activities	(47,622)	(48,060)	14,673	(34,408)

Increase (decrease) in cash	3,507	(1,061)	251	216
Cash at beginning of period	2,988	2,737	2,737	2,521

Cash at end of period	$6,495	$1,676	$2,988	$2,737

Model Reorg, along with Quality King is part of a $500 million revolving line of credit with a syndicate of lenders which expires on April, 30, 2010. As of February 2, 2008, $105.3 million was outstanding for Model Reorg. The Credit Agreement provides for borrowing based on eligible accounts receivable and inventories and is secured by Model Reorg’s accounts receivable and inventories. The agreement provides the lenders with certain rights available to a secured lender. The interest rate applicable to borrowings under the Credit Agreement is based on the monthly blended borrowing rates, which are based on, at Quality King’s option, the LIBOR rate or the prime rate, plus an applicable spread based on availability. At February 2, 2008, substantially all of the revolving credit borrowings were at LIBOR, the effective rate of which approximated 5.8%. The borrowings under the Credit Agreement are classified as long term based on the expiration date of the facility.

Model Reorg has a note payable to Quality King which is classified as long-term since Quality King will not require payment of the loan within one year. This note supplements Model Reorg’s borrowings under the Credit Facility. Model Reorg is charged interest by Quality King based on the monthly blended borrowing rates, which are based on the LIBOR and prime rates, plus a spread based on excess availability. Interest rates on the note for the transition period and year ended October 31, 2007 averaged 5.6% and 7.6%, respectively. Interest expense charged to operations relating to the note payable was $1,046 for the transition period and $4,571 for year ended October 31, 2007.

Both the line of credit and the note payable to Quality King were refinanced on August 11, 2008 in connection with the Merger, as described in the portions of Item 1.01 of the Form 8-K titled “Senior Credit Facility” and “Promissory Notes,” which portions are incorporated herein by reference.

In the transition period, net cash provided by operating activities was approximately $51.6 million and was a result of a decrease in accounts receivable and inventory after the holiday season. Net cash used in investing activities in the transition period was approximately $0.5 million. Investing activities generally represent deposits made for property, plant and equipment for the relocation to the Bellport warehouse. Net cash used in financing activities in the transition period of $47.6 million principally relates to the decrease in the revolving credit borrowings and pay down of affiliated note payable from the funds provided by operating activities.

For the thirteen weeks ended February 3, 2007, net cash provided by operating activities was approximately $47.4 million, resulting from a decrease in accounts receivable and inventory after the holiday season. Net cash used in investing activities this same period was approximately $.4 million. These were primarily purchases of property, plant and equipment for the relocation to the Bellport warehouse and capitalized Merger-related expenses. Net cash used in financing activities of $48.1 million principally relates to the decrease in the revolving credit borrowings and pay down of affiliated note payable from the funds provided by operating activities.

In fiscal 2007, net cash used in operating activities was approximately $12.3 million, compared to $39.2 million provided by operating activities in fiscal 2006. The variance of approximately $51.5 million between the two years principally resulted from increases of $7.5 million in accounts receivable relating to the timing of sales, $12.6 million in extended receivable terms to Perfumania, and $18.8 million in inventory purchases resulting from additional manufacturer relationships and product availability, as well as an increase in the payments on accounts payable of $12.0 million related to the increase in inventory purchases and the terms on the purchases from manufacturers. Model Reorg funded these increased uses of cash in operating activities through increased borrowings under its revolving credit facility and from Quality King, as a result of which cash provided by financing activities increased approximately $49.1 million in fiscal 2007 as compared to fiscal 2006. Net cash used in investing activities in fiscal 2007 was approximately $2.1 million. Investing activities generally represent deposits made for property, plant and equipment for the relocation to the Bellport facility and capitalized transaction costs.

Contractual Obligations

Following is a summary of Model Reorg’s contractual obligations as of February 2, 2008.

	Payments due by period
	($ in thousands)

Contractual Obligations(1)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years

Revolving line of credit(2)	$105,320	$—	$105,320	$—	$—
Operating Lease obligations	63,702	3,127	6,117	7,787	46,671
Minimum royalty obligations	5,160	2,085	2,375	700	—
Other	793	210	370	213	—

Total	$174,975	$5,422	$114,182	$8,700	$46,671

(1)	Affiliated borrowings from Quality King in the amount of $61.7 million at February 2, 2008 are not included in this schedule as there are no specified repayment terms on these borrowings.

(2)	This balance represents principal only as the interest rate is variable and accrues on outstanding balances, which vary significantly throughout the year.

Off-Balance Sheet Arrangements

Model Reorg had no off-balance sheet arrangements, as defined in Item 303(a)(4) of SEC Regulation S-K, during the transition period.

Recent Accounting Standards

In December 2007, the FASB issued SFAS No, 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effect the adoption of SFAS 141(R) will have on our results of operations, financial position and cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The disclosure contained in Part II, Item 7A of the FY2007 10-K, to the extent relating to the Registrant’s situation during the transition period, is incorporated herein by reference.

The following describes market risk applicable to Model Reorg during the transition period. Model Reorg conducts business in the United States where the functional currency is the United States dollar. As a result, it is not at risk for any foreign exchange translation exposure on a prospective basis. As a result of borrowings associated with its operating and investing activities, Model Reorg is exposed to interest rate risk. As of February 2, 2008 and October 31, 2007, its primary source of funds for working capital and other needs is a bank line of credit. Of the $167.8 million and $215.4 million of short-term and long-term borrowings on Model Reorg’s balance sheet as of February 2, 2008 and October 31, 2007, respectively, approximately 0.5% and 0.4%, respectively, represented fixed rate instruments. The interest rate applicable to borrowings under the line of credit is based on the monthly blended borrowing rates, which are based on, at Quality King’s option, the LIBOR rate or the prime rate plus an applicable spread based on availability. For the transition period, the credit facility bore interest at an average rate of 6.3%. A hypothetical 2% adverse move in interest rates would have increased the interest expense for the three months by approximately $0.4 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent Auditors’ Report

Model Reorg, Inc. and Subsidiaries

Bellport, New York

We have audited the accompanying consolidated balance sheets of Model Reorg, Inc. and Subsidiaries as of February 2, 2008 and October 31, 2007 and the related consolidated statements of income, stockholders’ equity and cash flows for the thirteen weeks ended February 2, 2008 and the years ended October 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits include consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Model Reorg, Inc. and Subsidiaries as of February 2, 2008 and October 31, 2007 and the results of its operations and its cash flows for the thirteen weeks ended February 2, 2008 and the years ended October 31, 2007 and 2006 in conformity with accounting principles generally accepted in the United States of America.

BDO Seidman, LLP

New York, New York
October 13, 2008

Model Reorg, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars In Thousands)

	February 2, 2008	October 31, 2007
Assets
Current
Cash	$6,495	$2,988
Accounts receivable - net of allowances of $147 and $269	32,504	56,960
Receivables from an affiliate	32,494	25,484
Inventories, net	188,801	218,206
Advances to suppliers for future purchases	974	1,132
Prepaids and other	5,286	7,554

Total current assets	266,554	312,324
Property and equipment, at cost, less accumulated depreciation	2,643	2,496
Goodwill	20,434	20,434
Other assets, net	9,742	9,734

	$299,373	$344,988

Liabilities and Stockholders’ Equity
Current
Accounts payable - non affiliates	$28,791	$30,882
Accounts payable - affiliates	—	2,152
Accrued expenses	10,171	9,359
Accrued income taxes	1,880	—
Other current liabilities	—	2,548
Current maturities of long-term debt	210	209

Total current liabilities	41,052	45,150
Long-term debt and other	105,903	138,914
Payable to an affiliate	61,700	76,313

Total liabilities	208,655	260,377

Commitments and Contingencies
Stockholders’ equity
Common stock, no par value - 200 shares authorized - 111 shares issued at February 2, 2008 and October 31, 2007, respectively	1	1
Additional paid-in capital	13,905	13,905
Retained earnings	78,287	72,180
Treasury stock - 14 shares at cost	(1,475)	(1,475)

Total stockholders’ equity	90,718	84,611

	$299,373	$344,988

See accompanying independent auditors report and notes to consolidated financial statements

Model Reorg, Inc. and Subsidiaries

Consolidated Statements of Income

(Dollars In Thousands)

	Thirteen weeks ended February 2, 2008	Year ended October 31,
		2007	2006
Net revenues, unaffiliated	$102,154	$302,530	$306,089
Net revenues, affiliated	13,315	25,182	32,272

Total net revenues	115,469	327,712	338,361
Cost of goods sold, unaffiliated	71,651	212,111	216,489
Cost of goods sold, affiliated	10,161	25,092	28,835

Gross profit	33,657	90,509	93,037
Selling, warehouse, delivery and administrative expenses	19,962	61,524	59,269
(Recovery) provision on vendor advances	—	(2,367)	2,367

Income from operations	13,695	31,352	31,401
Interest expense	3,201	12,749	14,506

Income before income taxes	10,494	18,603	16,895
Income taxes	4,387	7,353	6,854

Net income	$6,107	$11,250	$10,041

See accompanying independent auditors report and notes to consolidated financial statements

Model Reorg, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(Dollars In Thousands)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Treasury Stock	Total Stockholders’ Equity
Balance, November 1, 2005	$1	$2,179	$50,889	$(1,475)	$51,594
Net income	—	—	10,041	—	10,041

Balance, October 31, 2006	1	2,179	60,930	(1,475)	61,635
Net income	—	—	11,250	—	11,250
Acquisition of Jacavi	—	10,800	—	—	10,800
Stockholder contribution	—	926	—	—	926

Balance, October 31, 2007	1	13,905	72,180	(1,475)	84,611
Net income	—	—	6,107	—	6,107

Balance, February 2, 2008	$1	$13,905	$78,287	$(1,475)	$90,718

See accompanying independent auditors report and notes to consolidated financial statements

Model Reorg, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(Dollars In Thousands)

	Thirteen weeks ended February 2, 2008	Year Ended October 31,
		2007	2006
Cash flows from operating activities:
Net income	$6,107	$11,250	$10,041

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Deferred tax expense	119	2,615	20
(Recovery) provision on vendor advances	—	(2,367)	2,367
Depreciation and amortization	340	1,411	1,721
Provision (recovery) on losses on accounts receivable	(108)	40	77
Changes in assets and liabilities:
(Increase) decrease in:
Accounts receivable	24,564	(9,272)	(1,781)
Receivables from an affiliate	(7,010)	(8,757)	3,887
Inventories	29,405	(8,272)	10,557
Advances to suppliers for future purchases	158	3,368	1,035
Prepaids and other	2,149	(2,818)	(970)
(Decrease) increase in:
Accounts payable, non affiliates	(2,091)	(2,421)	9,584
Accounts payable, affiliates	(2,152)	2,152	—
Accrued expenses and other liabilities	143	764	2,696

Total adjustments	45,517	(23,557)	29,193

Net cash provided by (used in) operating activities	51,624	(12,307)	39,234

Cash flows from investing activities:
Purchase of property and equipment	(284)	(505)	(2,023)
Acquisition of Jacavi, LLC	—	(242)	—
Acquisition of Northern Group, Inc.	—	—	(242)
Other investing activities	(211)	(1,368)	(2,345)

Net cash used in investing activities	(495)	(2,115)	(4,610)

Cash flows from financing activities:
(Decrease) increase in revolving credit borrowings, net	(32,958)	15,459	(21,200)
(Proceeds from) repayment of an affiliated note payable, net	(14,613)	3,224	(10,643)
Payment of long-term debt and other	(51)	(3,852)	(2,284)
Payment of notes payable - former stockholder	—	(158)	(281)

Net cash (used in) provided by financing activities	(47,622)	14,673	(34,408)

Net increase in cash	3,507	251	216
Cash, beginning of period	2,988	2,737	2,521

Cash, end of period	$6,495	$2,988	$2,737

See accompanying independent auditors report and notes to consolidated financial statements

Model Reorg, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Dollars In Thousands)

1. Summary of Accounting Policies

(a) Basis of Presentation

The consolidated financial statements of Model Reorg, Inc. include the following wholly owned subsidiaries: Five Star Fragrance Co. Inc., Quality King Fragrance, Inc., Scents of Worth, Inc. and Jacavi, LLC (collectively the “Company”). The Company is an affiliate of Quality King Distributors, Inc. (“QKD”) and E Com Ventures, Inc. (“E Com”) through common ownership.

Effective October 2004, Model Reorg acquired all of the stock of Northern Group, Inc., (“Northern”), a fragrance distributor, for a total purchase price of $11,998 in a business combination accounted for as a purchase. The results of operations of Northern are included in the accompanying consolidated financial statements as of the date of acquisition. Based on the fair values of the assets acquired and liabilities assumed, the Company recorded goodwill of $9,392.

On October 5, 2007, the Company acquired all the stock of Jacavi, LLC (“Jacavi”) a fragrance distributor, in exchange for shares of Model Reorg common stock which was valued at $10,800. The acquisition was accounted for as a purchase and the results of operations of Jacavi are included in the accompanying consolidated financial statements since the date of acquisition. In connection with the acquisition, the Company obtained a valuation of Jacavi from an independent company. Based on the fair value of the assets acquired and liabilities assumed, and the purchase consideration associated with the acquisition, the Company recorded goodwill of $11,042, including $242 of acquisition costs.

Based on the Company’s purchase price allocation, the cost of the acquisition was allocated to the fair value of the net assets acquired as follows:

Accounts Receivable and other current assets	$1,566
Inventories	4,990
Goodwill	11,042
Accounts Payable and other liabilities	(1,616)
Payable to Model	(4,940)

Total cost of acquisition	$11,042

All significant intercompany balances and transactions have been eliminated.

Effective with the merger of E Com on August 11, 2008, Model Reorg has elected to change its year end from October 31 to the Saturday closest to January 31.

(b) Organization and Business

The Company is primarily a promotional wholesale distributor of fragrances. Customers include traditional wholesalers, chain stores, mass merchandisers and retail wholesale clubs throughout the United States. In addition, the Company has an arrangement with approximately 3,100 store locations with major retailers and sells designer fragrances on consignment. The Company also manufactures fragrances, which it owns or licenses from others.

(c) Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates and assumptions.

In fiscal 2006, the Company recorded an estimated provision for losses of $2,367 on vendor advances. The advances that were reserved related to the entities involved in the Jacavi acquisition. When the acquisition of Jacavi was certain in 2007, the estimated provision was reversed.

(d) Inventories

Inventories are valued at the lower of cost or market and are costed using the weighted average method, which approximates first-in, first-out (FIFO). Inventory reserves are based on the net realizable value of the inventory and are determined based on historical sales, aging of inventories and estimated marketability.

(e) Property and Equipment, and Depreciation

Depreciation is computed by the straight-line and accelerated methods over the estimated useful lives of the assets ranging primarily from three to seven years.

(f) Leased Property Under Capital Leases

Property under capital leases is amortized over the lives of the respective leases or useful lives of the assets, whichever is shorter, ranging from five to ten years.

(g) Goodwill

Goodwill and certain indefinite-lived intangibles are not amortized, and are tested for impairment, at least annually. There is a two-step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step (if necessary) measures the amount of the impairment. Based on the management’s impairment review, there was no impairment identified in the recorded goodwill.

(h) Income Taxes

Model Reorg. and subsidiaries are C corporations and provisions have been made for income tax expense at statutory rates. The Company follows the liability method of accounting for income taxes. The primary objectives of accounting for income taxes are to recognize the amount of tax payable for the current year and recognize the amount of deferred tax asset or liability for the future tax consequences of events that have been reflected in the Company’s financial statements or tax returns.

(i) Revenue Recognition

Sales are recognized when title passes which occurs either upon shipment of products, delivery of products, or sale to the ultimate customers from consignment inventories. Allowances for estimated returns and pricing adjustments are provided when sales are recognized and are recorded as a reduction of sales. Allowances provided for advertising, marketing and tradeshows are recorded as selling expenses since they are costs for services received from the customer which are separable from the customer’s purchase of the Company products. Accruals and allowances are estimated based on available information including third party data.

(j) Concentrations of Credit Risk

The Company is potentially subject to a concentration of credit risk with respect to its trade receivables, the majority of which are due from retailers and wholesale distributors. Credit risks also relate to the seasonal nature of the business. The Company’s sales are concentrated in November and December for the holiday season. The Company performs ongoing credit evaluations of its customers and generally does not require collateral.

The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts. The Company maintains credit insurance on certain receivables, which minimizes the financial impact of uncollectible accounts.

(k) Long-Lived Assets

The Company periodically reviews long-lived assets for impairment whenever changes in the circumstances indicate that the carrying amount of the assets may not be fully recoverable. The Company considers cash flow, management’s strategic plans, significant decreases in the market value of the asset and other available information in assessing whether the carrying value of the assets can be recovered. No impairment losses have been recognized through February 2, 2008.

(l) New Accounting Pronouncements

In December 2007, the FASB issued SFAS No, 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. We are in the process of evaluating the effect the adoption of SFAS 141(R) will have on our results of operations, financial position and cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal year ended October 31, 2009. The adoption of SFAS 159 did not have any effect on our results of operations, financial position and cash flows.

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

In June 2006, the FASB issued FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized under SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. The Company evaluated the financial impact of applying the provisions of FIN 48 to all tax positions and there is no material financial impact, therefore no additional disclosures are required.

2. Inventories	Inventories, which are primarily comprised of finished products, are shown net of reserves for obsolescence and market write downs. Reserves at February 2, 2008 and October 31, 2007 were $2,811 and $2,968, respectively.

3. Related Party Transactions	(a) The Company receives services from QKD pursuant to a service agreement. The agreement with QKD provides for the allocation of expenses, which are calculated based on various assumptions and methods. The methods employed utilize various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. The following table summarizes the expenses, which were allocated to the Company.

	Thirteen weeks ended February 2,		Year ended October 31,
	2008		2007		2006
	Total	Allocated	Total	Allocated	Total	Allocated
Warehouse and delivery	$5,870	$75	$19,953	$1,206	$17,074	$1,888

Selling and administrative	14,092	658	41,571	2,884	42,195	3,504

Interest expense	3,201	2,105	12,749	8,031	14,506	7,800

	$23,163	$2,838	$74,273	$12,121	$73,775	$13,192

Allocated interest expense represents interest expense on the Company’s revolving credit borrowings (see Note 7).

(b)    On August 2, 2007 the Company entered into a service agreement with E Com whereby E Com provides IT Management Support services for all of the Company’s computer systems at a rate of $25 per month, plus out of pocket expenses. This agreement terminated at consummation of the Company’s merger with E Com on August 11, 2008.

(c)    The Company had sales and purchase transactions with E Com as follows: for the thirteen weeks ended February 2, 2008 and the years ended October 31, 2007 and 2006 the sales were $13,315, $25,182 and $32,272 respectively, and purchases were $22,764, $49,188 and $17,276 respectively. The Company had a receivable balance from this affiliate of $32,494 and $25,484 at February 2, 2008 and October 31, 2007, respectively. The Company had a payable balance to this affiliate of $2,152 at October 31, 2007.

(d) In December 2007, the Company began subletting new office and warehouse facilities from QKD (see Note 10).

(e)    During fiscal 2007, additional paid in capital increased $926 as a result of certain tax benefits relating to the allocation of related party expenses.

(f)     Included in accrued expenses is deferred compensation due to an officer. The Company’s liability is calculated by a formula and totals $1.9 million and $1.5 million at February 2, 2008 and at October 31, 2007, respectively.

4. Property and Equipment	Major classes of property and equipment are stated at cost and consist of the following:

	February 2, 2008	October 31, 2007
Buildings and improvements	$908	$433
Machinery and equipment	5,840	4,858
Construction in progress	—	1,711
Furniture and fixtures	4,008	3,470

	10,756	10,472
Less accumulated depreciation	(8,113)	(7,976)

	$2,643	$2,496

5. Other Assets	Included in other assets is the net book value of trademarks and licenses of Five Star Fragrance, Inc. Net book values of these intangibles were $5,372 and $5,574 at February 2, 2008 and October 31, 2007, respectively. Estimated amortization expense for each of the five succeeding fiscal years is $809 for years 2008 and 2009, $452 for year 2010, and $381 for years 2011 and 2012.

6. Payable to an Affiliate	The Company has a long-term note payable to QKD. This note supplements the Company’s borrowings under the Credit Facility, see note 7(a). The Company is charged interest by QKD based on the monthly blended borrowing rates, which are based on the LIBOR and Prime rates. Interest rates on the note for the thirteen weeks ended February 2, 2008 and the years ended October 31, 2007 and 2006 averaged 5.6%, 7.6% and 7.4%, respectively. Interest expense charged to operations relating to the note payable was $1,046, $4,571 and $6,474 for the thirteen weeks ended February 2, 2008 and the years ended October 31, 2007 and 2006, respectively. The note is classified as long-term as QKD will not require payment of the loan within one year. (see Note 7). This note payable was refinanced on a long term basis as a result of the merger with E Com on August 11, 2008 (see note 14).

7. Long-term Debt and Other	Long-term debt and other consists of the following:

	February 2, 2008	October 31, 2007
Revolving credit borrowings (a)	$105,320	$138,278
Capital lease obligations	102	114
Other	691	731

	106,113	139,123
Less current maturities	210	209

	$105,903	$138,914

(a) At February 2, 2008, the Company along with QKD, was part of a $500,000 revolving line of credit with a syndicate of lenders (the “Credit Agreement”), which expires on April 30, 2010. The Credit Agreement provides for borrowings based on eligible accounts receivable and inventories and is secured by the Company’s accounts receivable and inventories. The agreement provides the lenders with certain rights available to a secured lender. The interest rate applicable to borrowings under the Credit Agreement is based on, at QKD’s option, the LIBOR rate or the prime rate. At February 2, 2008, substantially all of the revolving credit borrowings were at LIBOR, the effective rate of which approximated 5.83%. The borrowings under the Credit Agreement are classified as long-term based on the expiration date of the facility.

In connection with the Credit Agreement, the Company is required to maintain certain financial ratios and comply with certain restrictions. At October 31, 2007, the Company was in compliance with its financial covenants. The Company was not in compliance with its requirement to file its fiscal 2007 financial statements with the lender by February 2, 2008. Effective February 8, 2008 the Company received a waiver of non-compliance of this requirement from its lenders.

(b) Long–term debt (exclusive of the revolving credit borrowings) is payable as follows:

As of February 2,
2008	$210
2009	195
2010	176
2011	159
2012	53

$793

8. Income Taxes	Provisions for federal, state and local income taxes (benefits) consists of the following:

	Thirteen weeks ended February 2, 2008	Year ended October 31,
		2007	2006
Current
Federal	$3,427	$3,825	$5,440
State and local	841	913	1,394

	4,268	4,738	6,834

Deferred:
Federal	101	2,232	21
State and local	18	383	(1)

	119	2,615	20

	$4,387	$7,353	$6,854

Net deferred income tax asset, which is included in prepaids and other, consists of the following:

	February 2, 2008	October 31, 2007
Current:
Inventory valuation	$1,616	$1,739
Accounts receivable allowances	59	107
Depreciable assets	173	121
Other	561	561

	$2,409	$2,528

Actual income tax expense differs from amounts computed by applying the United States federal income tax rate primarily as a result of state income taxes.

9. Pro forma Statements of Income (unaudited)	The pro forma statements of income (unaudited) include the operations of Jacavi for the years ended October 31, 2007 and 2006.

Year ended October 31,	2007	2006
Net sales, unaffiliated	$313,369	$325,554
Net sales, affiliated	36,557	53,790

Total net sales	349,926	379,344
Cost of goods sold	255,486	279,183

Gross Profit	94,440	100,161
Selling, warehouse, delivery and administrative expenses	63,320	61,134

Income from operations	31,120	39,027
Interest expense	13,361	15,540

Income before income taxes	17,759	23,487
Income taxes	7,962	8,544

Net income	$9,797	$14,943

The above statements were prepared by combining Jacavi and the Company as if the Company acquired Jacavi as of November 1, 2005. The pro forma statements of income reflect (1) removal of the recovery and provision on vendor advances and (2) tax expense/benefit at the Company’s effective tax rate.

10. Commitments and Contingencies

(a)    Leases

Total rent expense for warehouse space and equipment charged to operations for the thirteen weeks ended February 2, 2008 and the years ended October 31, 2007 and 2006 was approximately $1,278, $4,195 and $2,702, respectively.

In January 2008 the Company began subleasing new office and warehouse facility from QKD at a rate of $193 per month at an annual escalation of 3%. This sublease expires December 2027. Aggregate future minimum rental payments under operating leases are payable as follows:

As of February 2,
2009	$3,127
2010	3,138
2011	2,979
2012	2,522
2013	2,594
Thereafter	49,342

$63,702

(b)    Royalties

The Company is party to six license agreements with unaffiliated licensors. Royalty expense was $664, $2,542 and $2,638 for the thirteen weeks ended February 2, 2008 and the years ended October 31, 2007 and 2006, respectively. The aggregate future minimum payments under these licensing agreements at February 2, 2008 are payable as follows:

As of February 2,
2009	$2,085
2010	1,975
2011	400
2012	400
2013	300

$5,160

(c)    Litigation

The Company is a defendant in various lawsuits and claims which are in various stages of discovery and therefore no conclusions can be made by legal counsel as to their outcomes. It is the opinion of management that the outcome of these pending lawsuits and claims will not materially affect the operations or financial condition of the Company.

11. Statements of Cash Flows	Supplemental disclosure of cash flow information:

	Thirteen weeks ended February 2, 2008	Year ended October 31,
		2007	2006
Cash paid during the year for:
Income taxes	$132	$9,811	$5,556
Interest (excludes allocated interest from Affiliate)	$2,801	$8,548	$8,483

Non-cash investing activities: In connection with the acquisition of Jacavi in 2007, the Company issued 10.9 shares of common stock valued at approximately $10.8 million to acquire Jacavi.

12. Major Customers	For the thirteen weeks ended February 2, 2008 one customer accounted for 14% of net revenues. At February 2, 2008 and October 31, 2007 accounts receivable relating to this customer was $3,510 and $11,076. For the thirteen weeks ended February 2, 2008 and the years ended October 31, 2007, and 2006, two customers, one being E Com, accounted for 25%, 23% and 27% of net revenues, respectively. At February 2, 2008 and October 31, 2007, accounts receivable relating to these two customers accounted for 47%, and 44% of accounts receivable, respectively.

13. Major Vendors	For the thirteen weeks ended February 2, 2008 and the year ended October 31, 2007, two vendors accounted for 66% and 44% of net purchases, E Com being one of these vendors. At February 2, 2008 and October 31, 2007 accounts payable relating to these vendors accounted for 31% and 40% of accounts payable. For the year ended October 31, 2006, two vendors accounted for 42% of net purchases.

14. Subsequent Event	On December 21, 2007, the Company and its stockholders entered into an Agreement and Plan of Merger with E Com Ventures, Inc. whereby the Company will be merged into a newly formed wholly-owned acquisition subsidiary of E Com in exchange for the issuance of 5,900,000 shares of E Com’s common stock and warrants to acquire an additional 1,500,000 common shares of E Com. The acquisition subsidiary will be the surviving entity and for accounting purposes, the Company will be the acquirer. The Merger was consummated on August 11, 2008 having met the conditions necessary including shareholder approval, approval by NASDAQ of the listing of shares to be issued, and the availability of a new $250 million secured credit facility to replace the Company’s and E Com’s existing third party credit facilities. The credit facility has a term of three years, expiring on August 11, 2011 and provides for borrowings based on eligible accounts receivable and inventories, both are secured assets. The interest rate applicable to borrowings is based on, at the Company’s option, the LIBOR rate or prime rate. In connection with the credit agreement, the Company is required to maintain certain financial ratios and comply with certain restrictions.

In addition to the new credit facility, total funded debt at the time of the merger was refinanced through the credit facility and approximately $91 million in notes payable to related parties. The related party notes expire six months after the termination date of the credit facility, bear interest at rates between 1% to 2% above the monthly average rate on the credit facility and have a repayment arrangement of $2.5 million principal plus accrued interest a quarter, beginning January 31, 2009. Other than the required quarterly principal payments, which are considered short term, the balance is considered long term.

15. Segment Information	Model Reorg operates in three industry segments, wholesale distribution, retail and manufacturing. Management reviews segment information by segment and on a consolidated basis each month. Model Reorg distributes fragrances to wholesalers and mass market retailers. Retail sales are made on a consignment basis at leased store locations. The manufacturing of owned and licensed brands is outsourced to third party fillers. The accounting policies for the segments are the same as those described in the Summary of Accounting Policies in the notes to the audited consolidated financial statements. Model Reorg’s chief operating decision maker assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis but rather on a consolidated company basis.

			Thirteen weeks ended February 2, 2008			Fiscal Year Ended October 31,
						2007	2006
Net revenues:
Wholesale			$83,481			$245,493	$257,826
Retail			30,363			76,369	73,990
Manufacturing			1,625			5,850	6,545

			$115,469			$327,712	$338,361

Gross profit:
Wholesale			$21,169			$57,584	$59,886
Retail			11,758			30,040	29,945
Manufacturing			730			2,885	3,206

			$33,657			$90,509	$93,037

			February 2, 2008			October 31, 2007
Goodwill:
Wholesale			$27,176			$27,176
Retail			$5,356			$5,356
Total assets:
Wholesale			$316,058			$339,630
Retail			70,607			75,887
Manufacturing			24,113			25,401

			$410,778			$440,918
Eliminations	(a	)	(111,405)	(a	)	(95,930)

Consolidated assets			$299,373			$344,988

(a) Adjustment to eliminate intercompany receivables and investment in subsidiaries.

16. Comparable Period Data (Unaudited)	The following table contains the unaudited information relating to net revenues, gross profit, income from operations, income taxes and net income for the thirteen weeks ended February 3, 2007 and the quarter ended January 31, 2007. The difference relates to three days of transactions from February 1, 2007 through February 3, 2007.

	Quarter Ended February 3, 2007	Quarter Ended January 31, 2007	Dollar Increase
Net revenues	$104,484	$102,481	$2,003
Gross profit	27,598	27,190	408
Income from operations	9,776	9,601	175
Income taxes	2,515	2,507	8
Net income	$3,775	$3,760	$15

17. Quarterly Financial Data (Unaudited)	Unaudited summarized quarterly financial data for the fiscal years ended October 31, 2007 and 2006 have been set forth below.

2007 QUARTER	January 31, 2007	April 30, 2007	July 31, 2007	October 31, 2007
Net Revenues	$102,481	$64,851	$67,553	$92,827
Gross Profit	$27,190	$20,745	$19,480	$23,094
Net Income	$3,760	$3,140	$1,656	$2,694

2006 QUARTER	January 31, 2006	April 30, 2006	July 31, 2006	October 31, 2006
Net Revenues	$107,201	$63,016	$67,520	$100,624
Gross Profit	$29,248	$15,838	$18,962	$28,989
Net Income (loss)	$4,632	$(430)	$1,199	$4,640

***************

The consolidated balance sheet of Model Reorg, Inc. and Subsidiaries as of October 31, 2006 and the related consolidated statements of income, stockholders’ equity and cash flows for the years ended October 31, 2006 and 2005, which are included in the Financial Statements section of the Proxy Statement, are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

The disclosure contained in Part II, Item 9A of the FY2007 10-K relating to controls and procedures of the Registrant is incorporated herein by reference.

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation of Model Reorg’s disclosure controls and procedures as of February 2, 2008, that Model Reorg’s disclosure controls and procedures were not effective as of February 2, 2008 because of the material weaknesses in internal control over financial reporting described below. It should be noted that Model Reorg did not have a class of securities registered under the Securities Exchange Act of 1934 during the transition period, so its controls did not address any requirement to file reports under that Act but focused primarily on financial reporting requirements.

Management’s Annual Report on Internal Control over Financial Reporting

Management of Model Reorg is responsible for establishing and maintaining adequate internal control over financial reporting for Model Reorg. Because Model Reorg did not have a class of securities registered under the Securities Exchange Act of 1934 as of February 2, 2008 and was, therefore, not subject to Rule 13a-15 under that Act, its internal control over financial reporting was not established with a view to evaluation under a control framework complying in all respects with Rule 13a-15(c). The Registrant’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Model Reorg’s internal control over financial reporting as of February 2, 2008. This evaluation focused on the principal risks for misstatement of the financial statements and assessed the adequacy of the controls in place to address those risks, including reviewing the available evidence of the operation of such controls. Based on its evaluation, management concluded that Model Reorg’s internal control over financial reporting could not be deemed effective as of February 2, 2008 because material weaknesses relating to policies and procedures for determining the adequacy of certain estimates and reserves, calculating and monitoring certain deferred revenues, and monitoring state tax filing obligations had been identified as of October 31, 2007, and two quarters’ testing of the remedial measures for those weaknesses had not yet occurred by February 2, 2008.

After October 31, 2007 and before the financial statements for the transition period were finalized, management of Model Reorg implemented remedial measures with respect to each of the identified weaknesses. Model Reorg (and, after the Merger, the Registrant) is monitoring its reserves, deferred revenues and state sales tax exposure on both a monthly and quarterly basis, making adjustments to the financial statements as deemed necessary. Accordingly, although the identified material weaknesses had not been fully remedied by February 2, 2008, management concluded that the consolidated financial statements in this transition report fairly present, in all material respects, the financial position, results of operations and cash flows of Model Reorg at February 2, 2008 and for the transition period. Management of the Registrant continues to work on improving the design and documentation of the combined company’s internal control over financial reporting.

This transition report on Form 10-K does not include an attestation report of Model Reorg’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by Model Reorg’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this transition report.

Changes in Internal Control Over Financial Reporting

The remedial measures described above were changes in Model Reorg’s internal control over financial reporting during the quarter ended February 2, 2008 that materially affected, or are reasonably likely to materially affect, Model Reorg’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The disclosure contained in Part II, Item 10 of the FY2007 10-K relating to directors, executive officers and corporate governance of the Registrant is incorporated herein by reference.

The following served as executive officers and directors of Model Reorg during the transition period:

Name	Age	Position
Stephen L. Nussdorf	57	President; Director
Glenn H. Nussdorf	54	Vice President; Director
Michael W. Katz	60	Executive Vice President; Director
Donna Dellomo	43	Chief Financial Officer, Secretary and Treasurer
Raymond Piergiorgi	50	Chief Operating Officer

Stephen L. Nussdorf — Stephen Nussdorf joined Model Reorg in 1997 and has served in various capacities in all divisions of the businesses. He also serves as Chairman of the Board of Directors of the Registrant.

Glenn H. Nussdorf — Glenn Nussdorf has been a director and officer of Model Reorg since 1997.

Michael W. Katz — Mr. Katz has served as Executive Vice President and a Director of Model Reorg since 1997, primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz also serves as President, Chief Executive Officer, and a director of the Registrant.

Donna Dellomo — Ms. Dellomo has served as Chief Financial Officer of Model Reorg since February 1998.

Raymond Piergiorgi — Mr. Piergiorgi has served as Chief Operating Officer of Model Reorg since February 2000.

Regulation S-K, Item 405 is not applicable to Model Reorg, which was not subject to Section 16 of the Securities Exchange Act of 1934 during the transition period.

Because Model Reorg was not a listed issuer nor had a class of securities registered under the Securities Exchange Act of 1934 during the transition period, it did not maintain the code of ethics, Board committees or related procedures addressed in Regulation S-K, Items 406 and 407.

ITEM 11.	EXECUTIVE COMPENSATION

The disclosure contained in Part II, Item 11 of the FY2007 10-K relating to executive compensation of the Registrant is incorporated herein by reference.

The following information describes the compensation paid to those officers of Model Reorg who met the definition of “named executive officers” in Regulation S-K, Item 402(m)(2) during the transition period and whose annualized compensation from Model Reorg exceeded $100,000.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	All Other Compensation ($)(c)	Total ($)

Stephen L. Nussdorf President (Chief Executive Officer)	(a)	71,835	—	9,182	81,017
	(b)	292,864	—	37,808	330,672

Donna Dellomo Chief Financial Officer	(a)	49,400	750	1,500	51,650
	(b)	197,600	63,475	6,000	267,075

Raymond Piergiorgi Chief Operating Officer	(a)	75,000	—	3,120	78,120
	(b)	287,354	150,000	12,480	449,834

(a)	The transition period from November 1, 2007 to February 2, 2008
(b)	The fiscal year from November 1, 2006 to October 31, 2007
(c)	Car allowance

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The disclosure contained in Part II, Item 12 of the FY2007 10-K relating to security ownership of the Registrant is incorporated herein by reference.

The disclosure contained in the section of the Proxy Statement titled “Security Ownership of Certain Beneficial Owners and Management – Ownership of Model Reorg Before the Merger,” relating to security ownership of Model Reorg, is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The disclosure contained in Part II, Item 13 of the FY2007 10-K relating to transactions and relationships with related persons of the Registrant is incorporated herein by reference.

The disclosure contained in the section of the Proxy Statement titled “Certain Relationships and Related Person Transactions” relating to transactions and relationships with related persons of Model Reorg during the transition period is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The disclosure contained in Part II, Item 14 of the FY2007 10-K relating to accounting fees and services of the Registrant is incorporated herein by reference.

The aggregate fees billed to Model Reorg by BDO Seidman, LLP for the thirteen weeks ended February 2, 2008 and for years ended October 31, 2007 and 2006 were as follows:

Fees	Thirteen Weeks Ended February 2, 2008	Fiscal 2007	Fiscal 2006
Audit Fees (1)	$130,000	$155,667	$268,000
Audit Related Fees	0	38,339	83,072
Tax Fees (2)	39,924	15,447	0
All Other Fees (3)	100,709	298,900	651,808

Total Fees	$270,633	$508,353	$1,002,880

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of Model Reorg’s consolidated annual financial statements and the review of its interim consolidated financial statements included in quarterly reports.
(2)	“Tax Fees” consist of fees billed for review of tax provisions and FIN48 analysis.
(3)	“All Other Fees” consist of fees for products and services other than the services reported above. During the transition period and in the year ended October 31, 2007, this category included fees for due diligence performed related to the Merger and review of the Preliminary Proxy Statement and Proxy Statement, also related to the Merger.

PART IV.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this transition report:

(1)	Financial Statements: The consolidated balance sheets of Model Reorg, Inc. and Subsidiaries as of February 2, 2008, October 31, 2007, and October 31, 2006, and the related consolidated statements of income, stockholders’ equity and cash flows for the transition period and the years ended October 31, 2007, 2006 and 2005 are included in, or incorporated by reference into, Part II, Item 8 of this Transition Report.

(2)	Financial Statement Schedules: None

(3)	Exhibits: The list of exhibits in the Exhibit Index following the signature page hereof is incorporated herein by reference.

(b)	The exhibits listed in the Exhibit Index are filed herewith.

(c)	No financial statement schedules are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Bellport, New York on the 21st day of October, 2008.

Perfumania Holdings, INC.

By:	/s/ Michael W. Katz
Michael W. Katz
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ Stephen L. Nussdorf	Chairman of the Board of Directors	October 21, 2008
Stephen L. Nussdorf

/s/ Michael W. Katz	President, Chief Executive Officer and Director	October 21, 2008
Michael W. Katz	(Principal Executive Officer)

/s/ Donna Dellomo	Chief Financial Officer	October 21, 2008
Donna Dellomo	(Principal Financial and Accounting Officer)

/s/ Joseph Bouhadana	Director	October 21, 2008
Joseph Bouhadana

/s/ Paul Garfinkle	Director	October 21, 2008
Paul Garfinkle

/s/ Carole Ann Taylor	Director	October 21, 2008
Carole Ann Taylor

EXHIBIT INDEX

Exhibit No.	Description
23.1	Consent of BDO Seidman, LLP

13.1	Those portions of the Registrant’s Form 10-K for the fiscal year ended February 2, 2008 filed on June 6, 2008 that are incorporated by reference into Part I, Items 1, 1A, 2, 3 and 4, Part II, Items 5, 6, 7, 7A, and Part III, Items 9A(T), 10, 11, 12, 13 and 14 of this report, respectively.

13.2	Those portions of the Registrant’s definitive proxy statement filed on July 25, 2008 that are incorporated by reference into Part I, Item 1A, Part II, Items 7 and 8, and Part III, Items 12 and 13 of this report, respectively.

13.3	The portion of the Registrant’s preliminary proxy statement filed on March 12, 2008 that is incorporated by reference into Part I, Item 3 of this report.

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002