Form 10-Q
period 2008-11-01
Perfumania Holdings, Inc.
filed 2008-12-17
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended November 1, 2008

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

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 15, 2008 there were 8,966,417 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of November 1, 2008 and February 2, 2008 (unaudited)	3
	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended November 1, 2008 and the three and nine months ended October 31, 2007 (unaudited)	4
	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2008 and the nine months ended October 31, 2007 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	20

ITEM 4T	CONTROLS AND PROCEDURES	28

PART II OTHER INFORMATION

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	29

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	30

ITEM 6	EXHIBITS	30

	SIGNATURES	32

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	November 1, 2008	February 2, 2008
	(unaudited)
ASSETS:
Current assets:
Cash	$2,724	$6,495
Accounts receivable, net of allowances of $444 and $147, as of November 1, 2008 and February 2, 2008, respectively	49,100	32,504
Deferred tax asset: current	10,550	2,527
Inventories, net	367,536	188,801
Advances to suppliers	1,327	974
Receivables from an affiliate	—	32,494
Prepaid expenses and other current assets	15,799	2,759

Total current assets	447,036	266,554

Property and equipment, net	46,411	2,643
Goodwill	20,434	20,434
Other assets, net	13,546	9,742

Total assets	$527,427	$299,373

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Revolving credit facility	$208,890	$—
Accounts payable	57,207	28,791
Accounts payable-affiliate	16,763	—
Accrued expenses and other liabilities	14,120	3,163
Income tax payable	1,808	1,880
Current portion of notes payable - affiliate	8,140	7,008
Subordinated convertible note payable - affiliate	5,000	—
Current portion of obligations under capital leases	705	210

Total current liabilities	312,633	41,052

Revolving credit facility	—	105,320
Notes payable - affiliate	84,146	61,700
Long-term portion of obligations under capital leases	7,143	52
Other long term debt	412	531

Total liabilities	404,334	208,655

Commitments and contingencies (see Note 10)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 and no shares authorized, as of November 1, 2008 and February 2, 2008, respectively, none issued	—	—
Common stock, $.01 and no par value, respectively, 20,000,000 and 200 authorized; respectively, 9,859,666 and 111 shares issued as of November 1, 2008 and February 2, 2008, respectively	99	1
Additional paid-in capital	54,413	13,905
Retained earnings	77,158	78,287
Treasury stock, at cost, 898,249 and 14 shares as of November 1, 2008 and February 2, 2008, respectively	(8,577)	(1,475)

Total shareholders’ equity	123,093	90,718

Total liabilities and shareholders’ equity	$527,427	$299,373

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended November 1, 2008	Three Months Ended October 31, 2007	Thirty-Nine Weeks Ended November 1, 2008	Nine Months Ended October 31, 2007
Net sales to:
Unaffiliated customers	$126,399	$84,554	$235,863	$206,040
Affiliates	—	8,273	15,439	19,191

	126,399	92,827	251,302	225,231
Cost of goods sold to:
Unaffiliated customers	81,975	61,588	172,189	139,432
Affiliates	—	8,145	—	22,480

	81,975	69,733	172,189	161,912

Gross profit	44,424	23,094	79,113	63,319

Operating expenses:
Selling, general and administrative expenses	41,332	14,834	66,609	40,571
Depreciation and amortization	2,706	251	3,597	996

Total operating expenses	44,038	15,085	70,206	41,567

Income from operations	386	8,009	8,907	21,752

Other expense:
Interest	(3,125)	(3,666)	(8,291)	(9,415)

Total other expense	(3,125)	(3,666)	(8,291)	(9,415)

(Loss) income before income tax (benefit) expense	(2,739)	4,343	616	12,337
Income tax (benefit) expense	(1,101)	1,649	270	4,847

Net (loss) income	$(1,638)	$2,694	$346	$7,490

Net (loss) income per common share:
Basic	$(0.19)	$0.46	$0.05	$1.27

Diluted	$(0.19)	$0.46	$0.05	$1.27

Weighted average number of common shares outstanding:
Basic	8,690,451	5,900,000	6,830,150	5,900,000

Diluted	8,690,451	5,900,000	6,830,150	5,900,000

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirty-Nine Weeks Ended November 1, 2008	Nine Months Ended October 31, 2007
Cash flows from operating activities:
Net income	$346	$7,490
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	—	2,615
Recovery of provision on vendor advances	—	(2,367)
Depreciation and amortization	3,597	996
Provision for losses on accounts receivable	475	50
Change in operating assets and liabilities:
Trade receivables	(14,027)	(27,512)
Receivables from affiliate	(11,988)	(7,962)
Inventories	(49,314)	(43,941)
Prepaid expenses and other assets	(7,914)	449
Accounts payable-non affiliates	(3,023)	9,403
Accounts payable-affiliates	2,429	(269)
Accrued expenses and other liabilities	(1,521)	1,362

Net cash used in operating activities	(80,940)	(59,686)

Cash flows from investing activities:
Additions to property and equipment	(5,432)	(196)
Other investing activities	(2,270)	(1,539)

Net cash used in investing activities	(7,702)	(1,735)

Cash flows from financing activities:
Net borrowings under bank line of credit	54,156	42,069
Proceeds from affiliated notes payable	29,946	23,770
Proceeds from (payments of) long-term debt and other	761	(3,106)
Proceeds from exercise of stock options	8	—

Net cash provided by financing activities	84,871	62,733

(Decrease) increase in cash	(3,771)	1,312
Cash at beginning of period	6,495	1,676

Cash at end of period	$2,724	$2,988

Supplemental Information:

Cash paid during the period for:
Interest	$1,988	$6,006
Income taxes	$3,070	$8,736

Accounts payable for property and equipment	$464	$—

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

On August 11, 2008, Perfumania Holdings, Inc. (formerly, E Com Ventures, Inc.) (the “Company”) completed its acquisition of Model Reorg, Inc. (“Model Reorg”) when Model Reorg merged into the Company’s wholly owned subsidiary, Model Reorg Acquisition LLC (“Model Acquisition”) (“the Merger”). Under the terms of the Agreement and Plan of Merger (the “Merger Agreement”), dated as of December 21, 2007 and amended on July 8, 2008, by and among the Company, Model Reorg, the shareholders of Model Reorg, and Model Acquisition, the Company issued to the Model Reorg shareholders 5,900,000 shares of the Company’s common stock and warrants exercisable for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $23.94 per share (the “Warrants”). The shares issued to the Model Reorg shareholders represent approximately 66% of the Company’s 8,959,041 outstanding shares following the Merger, and approximately 71% assuming exercise of all of the Warrants. The Company’s shareholders approved the issuance of the shares and Warrants at a special meeting on August 8, 2008.

For accounting purposes, Model Reorg is considered to be the acquirer. Accordingly, the Merger consideration has been allocated among the fair values of E Com Ventures’ (“E Com”) assets and liabilities and the historical financial statements reflect the historical results of Model Reorg prior to the transaction date of August 11, 2008 and those of the combined companies beginning August 11, 2008. However, the Company will continue to use the same fiscal year end, the Saturday closest to January 31, as E Com used before the Merger. Model Reorg’s fiscal year end before the Merger was October 31. The audited consolidated financial statements of Model Reorg as of October 31, 2007 and 2006 and for the years ended October 31, 2007, 2006 and 2005 were previously filed with the Securities and Exchange Commission (“SEC”). The audited consolidated financial statements of Model Reorg as of and for the thirteen weeks ended February 2, 2008 were also filed with the SEC. The unaudited consolidated financial statements of Model Reorg as of July 31, 2008 and for the three months and nine months ended July 31, 2008 and 2007 were included with the Company’s Form 8-K, amendment number 1, filed with the SEC on October 27, 2008.

The accompanying condensed consolidated financial statements are prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course. The Company has determined that it is not presently in compliance with a financial covenant of its revolving credit facility (see Note 6). Management believes that the Company will negotiate a waiver from the lending institutions; however there is no guarantee that we will be successful. These financial statements do not contain any adjustments to the carrying value of assets should the Company not be successful.

Subsequent to the Merger, the Company’s business model is as follows:

The Company’s wholesale business, which is conducted through its subsidiary, Quality King Fragrance, Inc. (“QFG”), distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Sears, Marshalls, JCPenney, Target and TJ Maxx. The Company’s manufacturing division is operated by another subsidiary, Five Star Fragrance Company, Inc. (“Five Star”), which owns and licenses designer and other fragrance brands, paying royalties to the licensors based on a percentage of sales. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and scented candles, and which is sold exclusively in Perfumania’s retail stores. Five Star’s owned and licensed brands are sold principally through the Company’s wholesale business, Scents of Worth’s (“SOW”) consignment business, and Perfumania’s retail stores. Five Star’s sales and results of operations are not significant to the Company’s results on a consolidated basis and are included within the Company’s wholesale business for reporting purposes.

The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) perfumania.com, Inc., an Internet retailer of fragrances and other specialty items and 3) Scents of Worth, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of November 1, 2008, Perfumania operated a chain of 339 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Prior to the Merger, Perfumania’s wholesale division distributed fragrances and related products primarily to Model Reorg. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW is the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 3,200 stores, including more than 1,500 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Filene’s Basement, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade.

Prior to the Merger, Model Reorg was a diversified wholesale and retail fragrance company. QFG, Five Star and SOW were all part of Model Reorg before the Merger.

The condensed consolidated financial statements include the accounts of Model Reorg prior to the Merger and the results of the consolidated companies starting on the Merger date, August 11, 2008. All intercompany balances and transactions have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the SEC. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2008 and our Form 10-K Transition Report for the period from November 1, 2007 to February 2, 2008.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Significant accounting principles and practices used by the Company in the preparation of the accompanying condensed consolidated financial statements are as follows:

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying condensed consolidated financial statements relate to the valuation of inventory balances, the valuation of allowances for bad debt on accounts receivable, self-insured health care accruals, sales allowance accruals, long-lived asset impairments and estimated useful lives of property and equipment, deferred tax assets and goodwill and other intangibles. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

The condensed consolidated financial statements include accounts of Model Reorg prior to the Merger and the results of the consolidated companies starting on the Merger date. All intercompany balances and transactions have been eliminated in consolidation.

CASH

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

ACCOUNTS RECEIVABLES

The Company’s accounts receivables consist primarily of trade receivables due from wholesale sales. Also included are credit card receivables and receivables due from consignment sales relating to the Company’s retail business segment. Generally, there are three to four days of retail sales transactions outstanding with third-party credit card vendors and approximately one to two weeks of consignment retail sales at any point in time. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectibility based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions.

INVENTORIES

Inventories, principally consisting of finished goods, are stated at the lower of cost or market with cost being determined on a weighted average method. The cost of inventory includes product cost and freight charges. Write offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise. Inventory shrinkage is estimated and accrued between physical inventory counts.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation for property and equipment, which includes assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including one stated renewal period that is reasonably assured, and for which the Company would incur a substantial economic penalty, or the estimated useful lives of the improvements, generally ten years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are reflected in operations.

GOODWILL AND INTANGIBLES

In accordance with Statements of Financial Standards No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company’s annual impairment test is performed at the end of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with Statement of Financial Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand.

Based on management’s most recent impairment review, there was no impairment identified in recorded goodwill and intangibles. However, during and subsequent to the thirteen week period ended November 1, 2008, the capital markets experienced substantial volatility and the Company’s stock price decreased significantly. It is not currently known if the market value of the Company will remain at the current depressed value. Accordingly, the Company will continually monitor both the expected future cash flows of its reporting units and long-term trends of its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets, which could result in an impairment charge. In addition, as discussed in Note 1, the Company was not in compliance with a financial covenant of its revolving credit facility and if the Company is unable to negotiate a waiver from the lending institution, adjustments to the carrying value of the assets may be required.

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

ACCRUED EXPENSES

Accrued expenses for self insured employee medical benefits, contracted advertising, sales allowances, professional fees and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.

REVENUE RECOGNITION

Revenue from wholesale transactions is recognized when title passes, which occurs either upon shipment of products or delivery to the customer. Revenue from retail sales is recorded, net of discounts, at the point of sale, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. Shipping and handling revenue from our Internet sales is included as a component of net sales. Revenue from gift cards is recognized at the time of redemption. Returns of store and Internet sales are allowed within 30 days of purchase.

SALES AND ALLOWANCES

Allowances for sales returns are estimated and recorded as a reduction of sales based on our historical return patterns. Allowances provided for advertising, marketing and tradeshows are recorded as selling expenses since they are costs for services received from the customer which are separable from the customer’s purchase of the Company’s products. Accruals and allowances are estimated based on available information including third party and historical data.

COST OF GOODS SOLD

Cost of goods sold include the cost of merchandise sold, inventory valuation reserves, inventory shortages, damages and freight charges.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution centers, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, professional fees and other administrative expenses.

INCOME TAXES

Income taxes are accounted for under Statements of Financial Standards No. 109 “Accounting for Income Taxes” (“SFAS 109”). In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not expected to be realized. Significant judgment is required in determining the provision for income taxes. Changes in estimates may create volatility in the Company’s effective tax rate in future periods for various reasons including, but not limited to: changes in tax laws/rates, forecasted amounts and mix of pre-tax income/loss, settlements with various tax authorities, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. The tax provisions are analyzed at least quarterly and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.

ASSET IMPAIRMENT

The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected future cash flows in addition to other quantitative and qualitative analyses, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level.

SHARE BASED COMPENSATION

The Company accounts for share-based compensation in accordance with Statement of Financial Standards No. 123(R) “Share Based Payment” (“SFAS 123(R)”), requiring the recognition of compensation expense in the condensed consolidated statement of operations related to the fair value of employee share-based awards, including stock options. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that the stock options will be outstanding prior to exercise, the associated volatility and the expected dividends.

PRE-OPENING EXPENSES

Pre-opening expenses related to new stores are expensed as incurred.

RENT EXPENSE

The Company leases retail stores as well as a corporate office and distribution centers under operating leases. Minimum rental expenses are recognized over the term of the lease on a straight-line basis. For purposes of recognizing minimum rental expenses, the Company uses the date when possession of the leased space is taken from the landlord, which includes a construction period of approximately two months prior to store opening. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in accrued expenses on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.

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

NOTE 3 – ACQUISITION OF MODEL REORG

As discussed in Note 1 above, on August 11, 2008, we issued 5,900,000 shares of our common stock and Warrants to purchase an additional 1,500,000 shares in exchange for the shares of Model Reorg, which merged into our wholly owned subsidiary, Model Reorg Acquisition LLC. Due to a number of factors, including that the shares issued to the Model Reorg shareholders amounted to approximately 66% of our shares outstanding after the transaction (71% assuming exercise of all Warrants), the transaction has been accounted for as a “reverse acquisition,” and Model Reorg is being treated as the “accounting acquirer” in accordance with US GAAP. Accordingly, our historical financial statements reflect the historical results of Model Reorg prior to the transaction date of August 11, 2008 and those of the combined companies beginning August 11, 2008.

In accordance with the accounting for reverse acquisitions pursuant to Statement of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”), the total estimated purchase price, calculated as described below, has been allocated to the net tangible and intangible assets acquired and liabilities assumed of E Com in connection with the transaction, based on their estimated fair values as of August 11, 2008, while the assets and liabilities of Model Reorg are reflected at historical cost in the Company’s condensed consolidated balance sheet. The Company has engaged an independent valuation firm to assist in determining the fair value of the assets acquired and liabilities assumed. The final purchase price allocation may be materially different than presented below and may be adjusted at a later date. There can be no assurance that such adjustments, if any, will not be material to the consolidated financial statements.

Since Model Reorg is deemed to be the accounting acquirer for accounting purposes, the total purchase price was determined based on the fair value of the outstanding shares of E Com as of August 11, 2008, plus the Model Reorg transaction costs.

(in thousands)
Fair value of E Com common stock (1)	$76,384
Model Reorg transaction costs	5,945

Total purchase price	$82,329

(1)	3,059,041 E Com common shares outstanding as of August 11, 2008 at $24.97 per share, representing the average closing market price over the two days prior to and two days after December 21, 2007, the day the Merger was agreed to and announced.

The total purchase price has been initially allocated as follows.

(in thousands)
Current assets	$142,302
Property and equipment, net	40,846
Other assets	7,306
Tradename	4,500
Liabilities assumed	(112,625)

Total purchase price	$82,329

The following table presents pro forma results of operations and gives effect to the transaction as if the acquisition of Model Reorg was consummated at the beginning of the periods presented. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the transaction been completed at the beginning of the period or of the results that may occur in the future.

	Thirty-Nine Weeks Ended November 1, 2008	Nine Months Ended October 31, 2007
	($ in thousands, except per share amounts)
Net sales	$323,979	$351,206
Income from operations	$3,550	$18,677
Net (loss) income	$(4,306)	$3,656
Net (loss) income per share:
Basic	$(0.48)	$0.41
Diluted	$(0.48)	$0.41

NOTE 4 – GOODWILL AND INTANGIBLES

In accordance with SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company’s annual impairment test is performed at the end of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS 144. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. Included in other assets, net, on the accompanying condensed consolidated balance as of November 1, 2008 are $4.5 million related to the estimated value of the Perfumania tradename and $4.8 million for trademarks and licenses of Five Star.

Based on management’s most recent impairment review, there was no impairment identified in recorded goodwill and intangibles. However, during and subsequent to the thirteen week period ended November 1, 2008, the capital markets experienced substantial volatility and the Company’s stock price decreased significantly. It is not currently known if the market value of the Company will remain at the current depressed value. Accordingly, the Company will continually monitor both the expected future cash flows of its reporting units and long-term trends of its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets, which could result in an impairment charge. In addition, as discussed in Note 1, the Company was not in compliance with a financial covenant of its revolving credit facility and if the Company is unable to negotiate a waiver from the lending institution, adjustments to the carrying value of the assets may be required.

NOTE 5 – ACCOUNTING FOR SHARE-BASED PAYMENT

The Company has two stock option plans, which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved 1,165,000 shares of common stock, of which 875,000 options have been granted and 255,000 options are outstanding. All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant.

The following is a summary of the stock option activity during the thirty-nine weeks ended November 1, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and exercisable as of February 2, 2008	147,696	$12.80	6.17	$1,732,000
Granted	110,250	4.79
Exercised	(2,376)	2.00
Forfeited	(376)	2.00

Outstanding as of November 1, 2008	255,194	$9.46	7.45	$9,000

Exercisable as of November 1, 2008	218,194	$10.25	7.02	$—

The aggregate intrinsic value in the table above is the amount before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

We compute share based compensation pursuant to SFAS No. 123 (R). During the thirty-nine week period ended November 1, 2008 the Company recognized share based compensation expense of approximately $175,000. During the nine months ended October 31, 2007, the Company did not recognize any share based compensation expense in the condensed consolidated financial statements.

NOTE 6 – REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	November 1, 2008	February 2, 2008
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$208,890	$105,320
Subordinated convertible note payable-affiliate	5,000	—
Notes payable - affiliate	92,286	68,708

	306,176	174,028
Less current portion	222,030	7,008

Total long-term debt	$84,146	$167,020

On August 11, 2008, in conjunction with the Merger with Model Reorg, the Company and certain of its subsidiaries entered into a new $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wachovia Capital Markets serves as Joint Lead Arranger (the “Senior Credit Facility”). The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

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

Interest under the Senior Credit Facility is, at the Company’s election unless an Event of Default exists, at either (i) the higher of The Wall Street Journal corporate “base rate” or the federal funds rate plus 0.50% (the “Base Rate”) or (ii) the applicable London interbank offered rate (“LIBOR”), plus in each case, specified margins. These margins are determined based upon the Company’s excess availability (that is, at any time, an amount equal to (a) the lesser of the aggregate revolving commitments and the borrowing base at such time minus (b) the revolving exposure of all lenders) from time to time. Interest rate margins have initially been set at 2.50% per annum for LIBOR borrowings and 1.25% for Base Rate borrowings. Following the first fiscal quarter ending at least six months after the closing of the Senior Credit Facility, the interest rate margins will range from 2.25% to 2.75% for LIBOR borrowings and from 1.00% to 1.50% for Base Rate borrowings. The Company is also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility.

All obligations of the Company under the Senior Credit Facility and under any interest rate protection or other hedging arrangements entered into in connection with the Senior Credit Facility are secured by a first priority perfected security interest in all existing and after-acquired personal property and owned real property owned by the Company and its subsidiaries, which are co-borrowers or guarantors, including, without limitation, 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in their subsidiaries.

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

The Senior Credit Facility provides that advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $5 million with respect to any one supplier (together with its affiliates). In addition, under the Senior Credit Facility, the Company and its subsidiaries must maintain certain financial ratios, as specified in the agreement. As of November 1, 2008, the Company was not in compliance with the Maximum Leverage Ratio under the terms of the Senior Credit Facility. Such noncompliance permits the lenders to accelerate the indebtedness and terminate the credit facility which would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. Management has requested a waiver of non-compliance from the lenders and while Management believes that it will receive such waiver, there can be no assurance that the waiver will be received or that there will not be a material cost for a waiver. Failure to receive the waiver could result in our having to refinance the Senior Credit Facility and obtain an alternative source of financing. Due to the current weakness in the credit markets, there is no assurance that such financing would be obtained, or if such refinancing is obtained, that the terms of a new facility would be on terms comparable to the current Senior Credit Facility. If the Company is unable to obtain alternative financing, its operations and financial condition would be materially adversely impacted and it would be forced to seek an alternative source of liquidity, such as by selling additional securities, to continue operations.

The Senior Credit Facility also includes other customary events of default that would permit the lenders to accelerate the indebtedness and terminate the credit facility.

At the closing of the Merger, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to Model Acquisition contemporaneously with the consummation of the Merger pursuant to unsecured subordinated promissory notes executed by Model Acquisition in favor of the Nussdorf Trusts. At the same time, Model Acquisition issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King Distributors, Inc. (“Quality King”). Glenn, Stephen and Arlene Nussdorf are principal stockholders of the Company, and Quality King is wholly owned by them.

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

In March 2004, Glenn and Stephen Nussdorf provided a $5 million subordinated secured demand loan to Perfumania. The demand loan required quarterly interest payments at the prime rate plus 1%. There were no prepayment penalties and the loan was subordinate to all bank related indebtedness. On December 9, 2004, E Com issued a Subordinated Convertible Note (the “Convertible Note”) in exchange for the $5 million subordinated secured demand loan. The Convertible Note bears interest at the prime rate plus 1%, requires quarterly interest payments and was secured by E Com’s assets. In connection with the August 11, 2008 financing transactions, Glenn and Stephen Nussdorf released and terminated their security interest. There are no prepayment penalties and the Convertible Note is subordinate to all bank related indebtedness. The Convertible Note was originally payable in January 2007; however it was modified in January 2006 to extend the due date to January 2009. The Note allows Glenn and Stephen Nussdorf to convert the Convertible Note into shares of the Company’s common stock at a conversion price of $11.25, which equaled the closing market price of E Com’s common stock on the date of the exchange. See Note 11 for discussion of transactions between E Com and Model Reorg.

NOTE 7 – ACCOUNTING FOR INCOME TAXES

The Company conducts business throughout the United States and Puerto Rico and as a result, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and Puerto Rico. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2005. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Model Acquisition is currently under IRS examination for Model Reorg’s June 2005 and June 2006 tax years. The Company is not currently under examination in any state or foreign jurisdictions.

As of November 1, 2008 and February 2, 2008, the Company did not record any significant liability for income tax associated with uncertain tax positions. At the date of the Merger the Company realized approximately $2.5 million of additional deferred tax assets resulting primarily from the realization of net operating losses at the date of the Merger. The Company fully anticipates the future utilization of the net operating losses.

The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. No accrual for interest and penalties related to uncertain tax positions was required as of November 1, 2008 or February 2, 2008.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months, however the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 8 – BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Due to the reverse merger accounting treatment for the Merger with Model Reorg, the weighted average shares outstanding for purposes of presenting basic and diluted income (loss) per share on a comparative basis has been retroactively restated for all periods presented. Accordingly, the 5,900,000 common shares of the Company issued as part of the Merger consideration have been considered outstanding for all periods presented in this Form 10-Q.

Diluted net income per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. All common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding were not included in diluted net income for any period presented because the results would be anti-dilutive.

NOTE 9 – SHAREHOLDERS’ EQUITY

Activity for the thirty-nine weeks ended November 1, 2008 in common stock, additional paid-in capital, retained earnings and treasury stock, at cost is summarized as follows:

($ in thousands)

	Common Stock		Additional Paid-In Capital	Treasury Stock		Retained Earnings
	Shares	Amount		Shares	Amount		Total
Balance at February 2, 2008	111	$1	$13,905	14	$(1,475)	$78,287	$90,718
Retirement of Model Reorg treasury stock				(14)	1,475	(1,475)	0
Cancellation of Model Reorg common stock	(111)	(1)					(1)
Reverse merger with E Com Ventures, Inc.	8,959,041	99	40,328	898,249	(8,577)		31,850
Exercise of stock options	2,376		5				5
Share based compensation expense			175				175
Net income						346	346

Balance at November 1, 2008	8,961,417	$99	$54,413	898,249	$(8,577)	$77,158	$123,093

NOTE 10 – COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

NOTE 11 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,349,476 shares or approximately 71% of the total number of shares of the Company’s common stock as of November 1, 2008, excluding shares issuable upon conversion of the Warrants discussed in Note 1 or the Convertible Note discussed in Note 6, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products. Before the Merger with Model Reorg, the Company’s President and Chief Executive Officer, Michael W. Katz (“Mr. Katz”) was, and he continues to be, an executive of Quality King. Before the Merger, the Nussdorfs were also shareholders, and Stephen and Glenn Nussdorf were executives, of Model Reorg. Mr. Katz was also an executive of Model Reorg.

Effective August 1, 2008, the 2003 Stockholder Agreement between Model Reorg and Mr. Katz was amended and restated (the “Agreement”) and a $1.9 million promissory note payable to Mr. Katz was issued. This amount was fully accrued at August 1, 2008 and was reflected in accrued expenses and other liabilities. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, was issued in consideration for the termination of a prior arrangement between Mr. Katz and Model Reorg which provided for stock ownership and an earnings participation in Model Reorg. The Agreement includes certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in notes payable - affiliate as of November 1, 2008.

Sales To and Purchases From Affiliated Companies

Model Reorg sold approximately $8.3 million of wholesale merchandise to E Com in the three months ended October 31, 2007. For the periods February 3, 2008 to August 10, 2008 and nine months ended October 31, 2007, Model Reorg’s sales of wholesale merchandise to E Com were approximately $15.4 million and $19.2 million, respectively. These wholesale sales are included in net sales to affiliates in the accompanying condensed consolidated statements of operations. There were approximately $32.5 million of accounts receivable due to Model Reorg from E Com as of February 2, 2008.

Model Reorg’s purchases of product from E Com for the three months ended October 31, 2007 were approximately $22.1 million. Model Reorg’s purchases from E Com for the periods February 3, 2008 to August 10, 2008 and nine months ended October 31, 2007 were approximately $15.2 million and $46.8 million, respectively. Effective with the Merger on August 11, 2008, all transactions between Model Reorg and E Com are eliminated in consolidation.

Glenn Nussdorf beneficially owns approximately 12% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. Purchases of merchandise from Parlux aggregated approximately $18.7 million for the thirteen weeks ended November 1, 2008. The amount due to Parlux at November 1, 2008 was approximately $16.7 million. This amount is non-interest bearing and is included in accounts payable-affiliate in the accompanying condensed consolidated balance sheet. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts are historically brought closer to terms at the end of the holiday season, however, the Company has been dependent upon these extended terms for a portion of its liquidity during the year.

On August 2, 2007, Model Reorg entered into an Information Technology Services Agreement (the “IT Services Agreement”) with its then affiliate E Com, whereby among other services, E Com managed and monitored the IT systems of Model Reorg in exchange for a monthly service fee of $25,000 plus expenses. The IT Services Agreement terminated 30 days after the effective date of the Merger. During the thirty-nine weeks ended November 1, 2008, Model Reorg recorded expense of $150,000 representing the pre merger period related to the IT Services Agreement, which is included in selling, general and administrative expenses on the condensed consolidated statements of operations.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this is now the location of the Company’s principal offices. The monthly sublease payments of approximately $192,000 increase by 3% annually.

Model Reorg historically received shared services from Quality King pursuant to a service agreement. The agreement with Quality King provided for the allocation of expenses which were calculated based on various assumptions and methods. The methods employed utilized various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. Effective with the Merger on August 11, 2008, the Company and Quality King executed a new Services Agreement providing for the Company’s participation in certain third party arrangements, including 401(k), medical, dental, and flex spending plans, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company will also share with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The new Services Agreement will terminate on thirty days’ written notice from either party. During the thirteen weeks ended November 1, 2008 and three months ended October 31, 2007, respectively, the expenses allocated under these arrangements to the Company and Model Reorg, as the case may be, were $0.5 million and $0.8 million, and for the thirty-nine weeks ended November 1, 2008 and nine months ended October 31, 2007, respectively, they were $2.4 million and $2.2 million.

NOTE 12 – SEGMENT INFORMATION

The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the Scents of Worth consignment business and the Company’s internet site, perfumania.com. Transactions between Five Star and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company’s chief operating decision maker assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis but rather on a consolidated basis. Financial information for these segments is summarized in the following table.

		Thirteen Weeks Ended November 1, 2008			Three Months Ended October 31, 2007	Thirty-Nine Weeks Ended November 1, 2008	Nine Months Ended October 31, 2007
					(in thousands)
Net sales:
Wholesale		$65,221			$77,291	$157,439	$179,327
Retail		61,178			15,536	93,863	45,904

		$126,399			$92,827	$251,302	$225,231

Gross profit:
Wholesale		$15,656			$16,796	$36,764	$44,808
Retail		28,768			6,298	42,349	18,511

		$44,424			$23,094	$79,113	$63,319

		November 1, 2008			February 2, 2008
Goodwill:
Wholesale		$15,078			$15,078
Retail		$5,356			$5,356
Total assets:
Wholesale		$453,227			$340,171
Retail		$298,165			$70,607

		$751,392			$410,778
Eliminations	(a)	(223,965)	(a	)	(111,405)

Consolidated assets		$527,427			$299,373

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

NOTE 13 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not expect the adoption of SFAS 162 to impact its results of operations, financial position or cash flows.

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

On August 11, 2008, we issued 5,900,000 shares of our common stock and Warrants to purchase an additional 1,500,000 shares in exchange for the shares of Model Reorg, which merged into our wholly-owned subsidiary, Model Reorg Acquisition LLC. Because the shares issued to the Model Reorg shareholders amount to approximately 66% of our shares outstanding after the issuance, the transaction has been accounted for as a “reverse acquisition,” and Model Reorg is being treated as the “accounting acquirer.” Accordingly, our historical financial statements reflect the historical results of Model Reorg prior to the transaction date of August 11, 2008 and those of the combined companies beginning effective August 11, 2008. The Company is continuing to use the same fiscal year end, the Saturday closest to January 31, as E Com used before the Merger. Model Reorg’s fiscal year end before the Merger was October 31. The audited consolidated financial statements of Model Reorg as of October 31, 2007 and 2006 and for the years ended October 31, 2007, 2006 and 2005 were previously filed with the SEC. The audited consolidated financial statements of Model Reorg as of and for the thirteen weeks ended February 2, 2008 and the unaudited financial statements of Model Reorg as of July 31, 2008 and for the three months and nine months ended July 31, 2008 and 2007 have been filed with the SEC as well.

Comparison of the Thirteen Weeks Ended November 1, 2008 with the Three Months Ended October 31, 2007.

Net Sales

	Thirteen Weeks Ended November 1, 2008	Percentage of Net Sales	Three Months Ended October 31, 2007	Percentage of Net Sales
		($ in thousands)
Wholesale	$65,221	51.6%	$77,291	83.3%
Retail	61,178	48.4%	15,536	16.7%

Total net sales	$126,399	100.0%	$92,827	100.0%

Net sales increased 36.2% from $92.8 million in the three months ended October 31, 2007 to $126.4 million in the thirteen weeks ended November 1, 2008. Excluding the sales from Perfumania’s retail division which are included in the above sales information for the period from August 11, 2008 through November 1, 2008, net sales decreased by $11.9 million or 12.8%. Excluding Perfumania’s results, the decrease in sales was primarily due to a decrease in wholesale sales of $12.1 million.

Approximately $8.3 million of the $12.1 million decrease in wholesale sales are represented by affiliate sales to Perfumania in the three months ended October 31, 2007. As a result of the Merger on August 11, 2008, wholesale sales to Perfumania became intercompany transactions and all intercompany sales occurring subsequent to the Merger date are therefore eliminated in consolidation. The remaining decrease in wholesale sales of $3.8 million is the result of the continuing tightening of credit resources generally, which decreases customers’ ability to purchase. Also, the reduction in consumer spending and the weak global economy has caused wholesale customers to reduce their demand for fragrance for the 2008 holiday season.

As discussed above, because the Merger with Model is treated as a reverse acquisition for accounting purposes, Perfumania’s retail sales are included in our condensed consolidated financial statements only for the period August 11, 2008 through November 1, 2008. Perfumania’s retail sales for the thirteen weeks ended November 1, 2008 increased by 0.6% to $51.0 million versus the comparative period in 2007. Perfumania’s comparable store sales decreased by 7.2% during the thirteen weeks ended November 1, 2008. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended November 1, 2008 increased 7% from the prior year’s comparable period and the total number of units sold decreased by 6%. We attribute the increase in the average retail price per unit sold to changes in our product mix and promotions resulting in more sales of higher priced merchandise. The number of units sold was affected by softness in the United States economy, declining consumer confidence and the resulting weak mall traffic. The average number of stores operated was 320 in the thirteen week period ended 2008, versus 285 in the prior year’s comparable period, which resulted in the increase in retail sales.

We expect the softness in wholesale and retail sales to continue for the foreseeable future until consumer confidence and the United States economy improve.

Gross Profit

	Thirteen Weeks Ended November 1, 2008	Three Months Ended October 31, 2007
	(in thousands)
Wholesale	$15,656	$16,796
Retail	28,768	6,298

Total gross profit	$44,424	$23,094

Gross Profit Percentages

	Thirteen Weeks Ended November 1, 2008	Three Months Ended October 31, 2007
Wholesale	24.0%	21.7%
Retail	47.0%	40.5%
Total gross profit percentage	35.1%	24.9%

Gross profit increased 92.4% from $23.1 million in the three months ended October 31, 2007 (24.9% of total net sales) to $44.4 million in the thirteen weeks ended November 1, 2008 (35.1% of total net sales). Excluding the gross profit from Perfumania’s retail division which are included in the above gross profit information for the period from August 11, 2008 through November 1, 2008, gross profit decreased by $0.6 million. Excluding Perfumania’s results, the decrease in gross profit was due to a decrease in wholesale sales volume as discussed above offset by an increase in retail gross profit due to sales of a larger ratio of higher margin products.

Perfumania’s retail gross profit for the thirteen weeks ended November 1, 2008 increased by 1.7% to $23.9 million versus the comparative period in 2007. For these same periods, Perfumania’s retail gross margins were 46.8% and 46.3%, respectively.

Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses increased by $26.5 from $14.8 million in the three months ended October 31, 2007 to $41.3 million in the thirteen weeks ended November 1, 2008. Excluding the selling, general administrative expenses of Perfumania’s retail division of $24.9, which are included for the period from August 11, 2008 through November 1, 2008, selling, general and administrative expenses increased by $1.6 million or 11.0%. This increase includes a reversal of a reserve on vendor advances of approximately $2.4 million in the three months ending October 31, 2007. Gross selling, general and administrative expenses, excluding the $2.4 million reversal, decreased $0.8 million or 4.7%. Included in selling, general and administrative expenses are expenses in connection with the service agreements with Quality King, which were $0.5 million for the thirteen weeks ended November 1, 2008 compared with $0.8 million for the three months ended October 31, 2007. See further discussion at Note 11 to these condensed consolidated financial statements.

Perfumania’s selling, general and administrative expenses for the thirteen weeks ended November 1, 2008 increased by 15.6% to $27.2 million compared to $23.5 million in the same period of 2007. The increase was largely attributable to the additional payroll, occupancy and store opening expenses needed to operate the 47 net new stores opened over the past year.

Depreciation and amortization was approximately $2.7 million in the thirteen weeks ended November 1, 2008 compared to $0.3 million for the three months ended October 31, 2007. Approximately $1.7 million of the total increase is attributable to Perfumania’s retail division. Of the remaining $1.0 million increase, $0.5 million relates to amortization of deferred financing costs and $0.5 million relates to depreciation of asset purchases for the new building.

Interest expense was approximately $3.1 million for the thirteen weeks ended November 1, 2008 compared with approximately $3.7 million in the comparable period of 2007. Excluding Perfumania’s interest expense, which is included in interest expense for the period from August 11, 2008 through November 1, 2008, interest expense decreased by $2.3 million or 61.5%. The decrease in interest expense relates to a decrease in the interest rates on total variable interest debt of approximately 2.20% during the thirteen weeks ended November 1, 2008 as compared to the same period in the prior year.

An income tax benefit of $1.1 million was recorded as a result of the Company’s net loss during the thirteen weeks ended November 1, 2008 compared with an income tax provision of $1.6 million during the comparable period of 2007. The Company’s effective tax rate for the thirteen week period ended November 1, 2008 and the three month period ended October 31, 2007 was 40.2% and 38.0%, respectively.

As a result of the foregoing, we realized a net loss of approximately $1.6 million in the thirteen weeks ended November 1, 2008, of which $4.1 million is attributable to Perfumania for the period August 11, 2008 to November 1, 2008, compared to a net income of $2.7 million in the three months ended October 31, 2007.

Comparison of the Thirty-Nine Weeks Ended November 1, 2008 with the Nine Months Ended October 31, 2007.

Net Sales

	Thirty-Nine Weeks Ended November 1, 2008	Percentage of Net Sales	Nine Months Ended October 31, 2007	Percentage of Net Sales
	($ in thousands)
Wholesale	$157,439	62.6%	$179,327	79.6%
Retail	93,863	37.4%	45,904	20.4%

Total net sales	$251,302	100.0%	$225,231	100.0%

Net sales increased 11.6% from $225.2 million in the nine months ended October 31, 2007 to $251.3 million in the thirty-nine weeks ended November 1, 2008. Excluding the sales from Perfumania’s retail division, which are included in the above sales information for the period from August 11, 2008 through November 1, 2008, net sales decreased by $19.4 million or 8.6%. Excluding Perfumania’s results, the decrease in sales was due to a decrease in wholesale sales of $21.9 million offset by an increase in retail sales of $2.5 million.

Included in wholesale sales are $15.4 million and $19.2 million of pre-merger affiliate sales to Perfumania in the thirty-nine weeks ended November 1, 2008 and the nine months ended October 31, 2007, respectively. The remaining decrease in wholesale sales of $6.5 million is the result of the continuing tightening of credit resources generally, which decreases wholesale customers’ ability to purchase. Also, the reduction in consumer spending and the weak global economy has caused wholesale customers to reduce their demand for fragrance for the 2008 holiday season.

Perfumania’s retail sales for the thirty-nine weeks ended November 1, 2008 increased by 6.9% or $10.0 million to $155.1 million versus the comparative period in 2007. Perfumania’s comparable store sales decreased by 0.7% during the thirty-nine weeks ended November 1, 2008. The average number of stores operated was 320 in the thirty-nine week period ended 2008, versus 277 in the prior year’s comparable period which resulted in the majority of the increase in retail sales. The average retail price per unit sold during the thirty-nine weeks ended November 1, 2008 increased 9% from the prior year’s comparable period and the total number of units sold decreased by 2%. We attribute the increase in the average retail price per unit sold to changes in our product mix and promotions resulting in more sales of higher priced merchandise. The number of units sold was affected by softness in the United States economy, declining consumer confidence and the resulting weak mall traffic, all of which began to have a greater impact on Perfumania’s retail business beginning in September 2008.

We expect the softness in wholesale and retail sales to continue for the foreseeable future until consumer confidence and the United States economy improves.

Gross Profit

	Thirty-Nine Weeks Ended November 1, 2008	Nine Months Ended October 31, 2007
	(in thousands)
Wholesale	$36,764	$44,808
Retail	42,349	18,511

Total gross profit	$79,113	$63,319

Gross Profit Percentage

	Thirty-Nine Weeks Ended November 1, 2008	Nine Months Ended October 31, 2007
Wholesale	23.4%	25.0%
Retail	45.1%	40.3%
Total gross profit	31.5%	28.1%

Gross profit increased by $15.8 million from $63.3 million in the nine months ended October 31, 2007 (28.1% of total net sales) to $79.1 million in the thirty-nine weeks ended November 1, 2008 (31.5% of total net sales). Excluding the gross profit from Perfumania’s retail division which is included in the above gross profit information for the period from August 11, 2008 through November 1, 2008, gross profit decreased by $6.2 million. Excluding Perfumania’s results, the decrease in gross profit was due to a decrease in wholesale sales volume as discussed above offset by an increase in retail gross profit due to sales of a larger ratio of higher margin products.

Perfumania’s retail gross for the thirty-nine weeks ended November 1, 2008 increased by 7.6% to $72.2 million versus the comparative period in 2007. For these same periods, Perfumania’s retail gross margins were 46.5% and 46.2%, respectively.

Selling, general and administrative expenses increased by $26.0 million from $40.6 million in the nine months ended October 31, 2007 to $66.6 million in the thirty-nine weeks ended November 1, 2008. Excluding the selling, general administrative expenses of Perfumania’s retail division of $24.9 million, which are included for the period from August 11, 2008 through November 1, 2008, selling, general and administrative expenses increased by $1.1 million or 2.8%. This increase includes a reversal of a reserve on vendor advances of approximately $2.4 million in the nine months ending October 31, 2007. Gross selling, general and administrative expenses, excluding the $2.4 million reversal, decreased $1.3 million or 2.9%. Included in selling, general and administrative expenses are expenses in connection with the service agreements with Quality King, which were $2.4 million for the thirty-nine weeks ended November 1, 2008 compared with $2.2 million for the nine months ended October 31, 2007. See further discussion at Note 11 to these condensed consolidated financial statements.

Perfumania’s selling, general and administrative expenses for the thirty-nine weeks ended November 1, 2008 increased by 16.8% to $78.9 million compared to $67.5 million in the same period of 2007. The increase was largely attributable to the additional payroll, occupancy and store opening expenses needed to operate the 47 net new stores opened over the past year.

Depreciation and amortization was approximately $3.6 million in the thirty-nine weeks ended November 1, 2008 compared to $1.0 million for the nine months ended October 31, 2007. Approximately $1.7 million of the total increase is attributable to Perfumania’s retail division. Of the remaining $0.9 million increase, $0.5 million relates to amortization of deferred financing costs and the remainder relates to depreciation of asset purchases for the new building.

Interest expense was approximately $8.3 million for the thirty-nine weeks ended November 1, 2008 compared with approximately $9.4 million in the comparable period of 2007. Excluding the Perfumania’s interest expense, which is included in interest expense for the period from August 11, 2008 through November 1, 2008, interest expense decreased by $2.8 million or 30.1%. The decrease in interest expense relates to a decrease in the interest rates on total variable interest debt of approximately 2.50% during the thirty-nine weeks ended November 1, 2008 as compared to the same period in the prior year.

Income tax expense of $0.3 million was recorded as a result of the Company’s net income during the thirty-nine weeks ended November 1, 2008 compared with an income tax expense of $4.8 million during the comparable period of 2007. The Company’s effective tax rate for the thirty-nine week period ended November 1, 2008 and the nine months ended October 31, 2007 was 43.9% and 39.3%, respectively.

As a result of the foregoing, we realized a net income of approximately $0.3 million in the thirty-nine weeks ended November 1, 2008 compared to a net income of $7.5 million in the nine months ended October 31, 2007. Included in the net income of $0.3 million in the thirty-nine weeks ended November 1, 2008 is a net loss of approximately $4.1 million attributable to Perfumania for the period August 11, 2008 to November 1, 2008. Net income per share for the thirty-nine weeks ended November 1, 2008 was $0.05 compared to net income per share of $1.27 per share for the nine months ended October 31, 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, financing extended terms on accounts payable, paying down accounts payable and debt, opening new stores and renovation of existing stores. Prior to the Merger, Model Reorg also financed extended terms on accounts receivable from E Com. For the first thirty-nine weeks of fiscal 2008, these capital requirements generally were satisfied through borrowings under the respective revolving credit facilities and notes payable to affiliate.

On August 11, 2008, in conjunction with the Merger with Model Reorg, the Company and certain of its subsidiaries entered into a new $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wachovia Capital Markets serves as Joint Lead Arranger (the “Senior Credit Facility”). The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

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

Interest under the Senior Credit Facility is, at the Company’s election unless an Event of Default exists, at either (i) the higher of The Wall Street Journal corporate “base rate” or the federal funds rate plus 0.50% (the “Base Rate”) or (ii) the applicable London interbank offered rate (“LIBOR”), plus in each case, specified margins. These margins are determined based upon the Company’s excess availability (that is, at any time, an amount equal to (a) the lesser of the aggregate revolving commitments and the borrowing base at such time minus (b) the revolving exposure of all lenders) from time to time. Interest rate margins have initially been set at 2.50% per annum for LIBOR borrowings and 1.25% for Base Rate borrowings. Following the first fiscal quarter ending at least six months after the closing of the Senior Credit Facility, the interest rate margins will range from 2.25% to 2.75% for LIBOR borrowings and from 1.00% to 1.50% for Base Rate borrowings. The Company is also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility.

All obligations of the Company under the Senior Credit Facility and under any interest rate protection or other hedging arrangements entered into in connection with the Senior Credit Facility are secured by a first priority perfected security interest in all existing and after-acquired personal property and owned real property owned by the Company and its subsidiaries, which are co-borrowers or guarantors, including, without limitation, 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in their subsidiaries.

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

The Senior Credit Facility provides that advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $5 million with respect to any one supplier (together with its affiliates). In addition, under the Senior Credit Facility, the Company and its subsidiaries must maintain certain financial ratios, as specified in the agreement. As of November 1, 2008, the Company was not in compliance with the Maximum Leverage Ratio under the terms of the Senior Credit Facility. Such noncompliance permits the lenders to accelerate the indebtedness and terminate the credit facility which would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. Management has requested a waiver of non-compliance from the lenders and while Management believes that it will receive such waiver, there can be no assurance that the waiver will be received or that there will not be a material cost for a waiver. Failure to receive the waiver could result in our having to refinance the Senior Credit Facility and obtain an alternative source of financing. Due to the current weakness in the credit markets, there is no assurance that such financing would be obtained, or if such refinancing is obtained, that the terms of a new facility would be on terms comparable to the current Senior Credit Facility. If the Company is unable to obtain alternative financing, its operations and financial condition would be materially adversely impacted and it would be forced to seek an alternative source of liquidity, such as by selling additional securities, to continue operations.

The Senior Credit Facility also includes other customary events of default that would permit the lenders to accelerate the indebtedness and terminate the credit facility.

At the closing of the Merger, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to Model Acquisition contemporaneously with the consummation of the

Merger pursuant to unsecured subordinated promissory notes executed by Model Acquisition in favor of the Nussdorf Trusts. At the same time, Model Acquisition issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King Distributors, Inc. (“Quality King”). Glenn, Stephen and Arlene Nussdorf are principal stockholders of the Company, and Quality King is wholly owned by them.

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

Net cash used in operating activities during the thirty-nine weeks ended November 1, 2008 was approximately $80.9 million compared with approximately $59.7 million used in operating activities during the same period of the prior year. Accounts receivables increased due to the timing of shipments to our wholesale customers. The increase in inventory is due to planned purchases for store growth, selective opportunistic purchases of desirable merchandise and additional product availability, and lower wholesale and retail sales than were originally forecasted. Our purchases from related parties are generally payable in 90 days, however due to the seasonality of our business these terms are generally extended.

Net cash used in investing activities was approximately $7.7 million in the first thirty-nine weeks ended November 1, 2008 compared to $1.7 million in the nine months ended October 31, 2007. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened during the thirty-nine weeks ended November 1, 2008 or that are scheduled for completion during fiscal year 2008 and capitalized Merger costs. During the thirty-nine weeks ended November 1, 2008, Perfumania opened 39 new stores and relocated two existing stores. At November 1, 2008, Perfumania operated 339 stores. We currently plan to open approximately 18 new stores and close one store during the remainder of fiscal year 2008.

Net cash provided by financing activities during the first thirty-nine weeks of fiscal 2008 was approximately $84.9 million, primarily from borrowings under our credit facility, compared with approximately $62.7 million for the same period in the prior year.

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under our revolving credit facility, our affiliated borrowings and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service for the next twelve months. However, there can be no assurance that management’s plans and expectations will be successful.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our condensed consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts would be reported under different conditions or by using different assumptions. A summary of significant accounting policies can be found in Note 2 to the condensed consolidated financial statements.

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

Inventory Adjustments and Writeoffs

Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost basis. We review our inventory on a regular basis for excess and potentially slow moving inventory based on prior sales, forecasted demand, historical experience and through specific identification of obsolete or damaged merchandise and we record adjustments to reduce the carrying value of inventory to the lower of cost or market in accordance with our assessment. If actual sales are less than our forecasts, additional writeoffs could be necessary. Inventory shrinkage is estimated and accrued between physical inventory counts. Significant differences between future experience and that which was projected (for either the shrinkage or inventory reserves) could affect the recorded amounts of inventory and cost of sales.

Impairment of Long-Lived Assets

When events or changes in circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future cash flows in addition to other quantitative and qualitative analyses. Inherent in this process is significant management judgment as to the projected cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Factors that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant negative industry or economic trend. Judgments are also made as to whether under-performing stores should be closed. Even if a decision has been made not to close an under-performing store, the assets at that store may be impaired. If actual results are materially different than these judgments or estimates, additional charges could be necessary. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.

Impairment of Goodwill and Intangible Assets

Pursuant to the provisions of SFAS 142, the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS 144. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand.

Based on management’s most recent impairment review, there was no impairment identified in recorded goodwill and intangibles. However, during and subsequent to the thirteen week period ended November 1, 2008, the capital markets experienced substantial volatility and the Company’s stock price decreased significantly. It is not currently known if the market value of the Company will remain at the current depressed value. Accordingly, the Company will continually monitor both the expected future cash flows of its reporting units and long-term trends of its market capitalization for the purpose of assessing the carrying values of its goodwill and intangible assets, which could result in an impairment charge.

Valuation of Deferred Tax Assets

SFAS 109 requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that a portion of these assets will not be realized. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors.

The range of possible judgments relating to the valuation of our deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable. Significant differences between future experience and that which was projected in calculating deferred tax assets could result in significant adjustments to our deferred tax assets and income tax expense.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to integrate and achieve synergies between the Perfumania and Model Reorg businesses, our ability to service our obligations, our ability to comply with the covenants in our new senior credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, changes in or the lack of anticipated changes in the regulatory environment in various countries, the ability to raise additional capital to finance our expansion, the risks inherent in new product and service introductions and the entry into new geographic markets and other factors included in our filings with the SEC, including the Risk Factors included in our 2007 Annual Report on From 10-K and our most recent proxy statement filed with the SEC. Those Risk Factors contained in our 2007 Annual Report on Form 10-K and our most recent proxy statement are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us. We do not undertake any obligation to update the information contained herein, which speaks only as of this date.

ITEM 4T.	CONTROLS AND PROCEDURES

Changes in Internal Control over Financial Reporting

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of the end of the fiscal quarter covered by this report, that our disclosure controls and procedures are effective. This evaluation excluded those disclosure controls and procedures that are subsumed by the internal control over financial reporting of the business operations of the former Model Reorg, with which we completed the Merger during this fiscal quarter. Before the Merger, Model Reorg was a privately held company that was not required to maintain controls and procedures with respect to SEC disclosures. While we are developing disclosure controls and procedures related to the former Model Reorg business, there has been insufficient time since the Merger to develop and test such procedures, so an evaluation would have been impractical.

Changes in Internal Control over Financial Reporting

Before the Merger, Model Reorg was a privately held company with internal control over financial reporting that was not designed or maintained to comply in all respects with SEC Rule 13a-15, which specifies the internal control over financial reporting that public companies which have filed or been required to file a Form 10-K are required to maintain. We are currently in the process of integrating Model Reorg’s business operations into our internal control over financial reporting. In many cases, this involves designing and documenting new internal controls and procedures appropriate to the combined company. In particular, during the fiscal quarter covered by this report, we have been improving controls over the period-end financial close process for the former Model Reorg business operations. That process had been significantly affected by changes in personnel, processes and systems during the post-Merger consolidation. We have also engaged a consulting firm to assist us with the assessment and documentation of our internal control over financial reporting.

Since the Merger occurred during this fiscal quarter, there has not been time to properly document and test any new controls. Accordingly, we have excluded all the controls and procedures of the former Model Reorg business from our evaluation of changes in internal controls required by SEC Rule 13a-15(d) as of the end of the quarter. At this time, we anticipate that the fiscal 2008 management report under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) will include controls relating to the period-end financial close process but will exclude the other controls for the business operations of the former Model Reorg.

Other than as described above, there have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Model Reorg’s Historical Controls

The former Model Reorg’s business and results are very significant to our consolidated financial statements. At the end of the last fiscal quarter of the respective companies immediately preceding the Merger, total assets were approximately $319 million for Model Reorg, compared to approximately $190 million for E Com Ventures. Because the Merger was accounted for as a “reverse acquisition,” the Company’s financial statements now reflect Model Reorg’s results of operations for periods before August 11, 2008 and the results of the combined company beginning effective August 11, 2008. Further information from which the relative significance of the two companies’ businesses can be determined is included in the financial statements in Part I, Item 1 and Management’s Discussion and Analysis in Part I, Item 2 of this Form 10-Q.

Model Reorg had internal controls and procedures before the Merger, even if they were not required to be designed or maintained to comply with Rule 13a-15. Those controls and procedures focused on the principal risks for misstatement of Model Reorg’s financial statements. Its financial statements were audited, which necessarily also involves consideration of the internal controls, albeit not involving the full evaluation process used pursuant to Section 404.

Model Reorg management identified certain material weaknesses in its internal controls as of October 31, 2007, the end of its last full fiscal year. These related to determining the adequacy of certain estimates and reserves, calculating and monitoring certain deferred revenues, and monitoring state tax filing obligations. Model Reorg management adopted remedial measures with respect to each of the identified weaknesses, which it has since tested. These involve monitoring reserves, deferred revenues and state sales tax exposure on both a monthly and quarterly basis, and making adjustments to the financial statements as deemed necessary. Based on subsequent reviews, our management believes that those material weaknesses have been effectively remedied.

Notwithstanding the exclusion of Model Reorg’s controls from the evaluations of our disclosure controls and procedures and of changes in our internal control over financial reporting required by SEC Rule 13a-15, our management believes that the financial statements included in this report fairly present, in all material respects, our financial condition and results of operations for the periods presented in conformity with generally accepted accounting principles.

PART II. OTHER INFORMATION

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of November 1, 2008, the Company was not in compliance with the Maximum Leverage Ratio covenant under the terms of its Senior Credit Facility. Although the Company was not in arrears of any payments due under the facility, such noncompliance permits the lenders to accelerate the indebtedness and terminate the facility, which would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. Further information about this situation is provided in Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources of this Form 10-Q.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At a special meeting of our shareholders held on August 8, 2008, our shareholders voted on three matters, each of which was adopted, as follows:

1.	A proposal to approve the issuance of shares of common stock and warrants under the Agreement and Plan of Merger dated as of December 21, 2007 by and among E Com Ventures, Inc., Model Reorg, Inc., the shareholders of Model Reorg, and Model Reorg Acquisition L.L.C., as amended, and the issuance of our common stock upon exercise of such warrants;

Votes For	Votes Against	Votes Abstaining
2,149,089	728	0

2.	A proposal to approve an amendment to E Com Ventures’ Articles of Incorporation to increase the number of shares of common stock we are authorized to issue from 6,250,000 shares to 20,000,000 shares;

Votes For	Votes Against	Votes Abstaining
2,145,737	4,080	0

3.	A proposal to approve an amendment to E Com Ventures’ Articles of Incorporation to change our corporate name to Perfumania Holdings, Inc.

Votes For	Votes Against	Votes Abstaining
2,149,664	153	0

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed herewith.

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of December 21, 2007, by and among the Company, Model Reorg, Inc., the shareholders of Model Reorg, Inc., and Model Reorg Acquisition LLC (“Merger Agreement”) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 21, 2007).

2.2	First Amendment to Merger Agreement, dated as of July 8, 2008 (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 11, 2007).

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 1993 10-K filed April 28, 1994).

3.2	First Articles of Amendment to Amended and Restated Articles of Incorporation, dated August 8, 2008.

3.3	Second Articles of Amendment to Amended and Restated Articles of Incorporation, dated August 8, 2008.

3.4	Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 33-46833)).

4.1	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.2	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.3	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.4	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.5	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.6	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.7	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc.

4.8	Form of Warrant issued to the former Model Reorg, Inc. shareholders on August 11, 2008.

10.1	Credit Agreement, dated as of August 11, 2008, among the Company, Quality King Fragrance, Inc., Scents Of Worth, Inc., Five Star Fragrance Company, Inc., Distribution Concepts, LLC, Northern Group, Inc., Perfumania, Inc., Magnifique Parfumes And Cosmetics, Inc., Ten Kesef II, Inc. and Perfumania Puerto Rico, Inc., as Borrowers, the other credit parties signatory thereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, General Electric Capital Corporation, as Agent, Collateral Agent and Lender, GE Capital Markets, Inc., as Joint Lead Arranger and Book Runner, Wachovia Capital Markets LLC, as Joint Lead Arranger, and Wachovia Bank, National Association, as Syndication Agent.

10.2	Registration Rights Agreement dated August 11, 2008 by and among the Company and the former Model Reorg, Inc. shareholders.

10.3	Services Agreement, dated as of August 11, 2008, between Quality King Distributors, Inc. and the Company.

10.4	Amended and Restated Agreement, dated as of August 1, 2008, by and between Model Reorg Acquisition LLC, Quality King Distributors, Inc., and Michael W. Katz, together with related Promissory Note and Guaranty.

10.5	Employment Agreement dated October 5, 2007, as amended February 7, 2008, by and between Jacavi, LLC and Rene A. Garcia and Separation Agreement dated December 15, 2008, terminating the Employment Agreement.

10.6	Sub-Sublease, dated as of October 1, 2007, by and between Quality King Distributors, Inc. and Model Reorg, Inc.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PERFUMANIA HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC.
(Registrant)

Date: December 15, 2008	By:	/S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Donna Dellomo
Donna Dellomo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit	Description
2.1	Agreement and Plan of Merger, dated as of December 21, 2007, by and among the Company, Model Reorg, Inc., the shareholders of Model Reorg, Inc., and Model Reorg Acquisition LLC (“Merger Agreement”) (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed December 21, 2007).

2.2	First Amendment to Merger Agreement, dated as of July 8, 2008 (Incorporated by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed July 11, 2007).

3.1	Amended and Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s 1993 10-K filed April 28, 1994).

3.2	First Articles of Amendment to Amended and Restated Articles of Incorporation, dated August 8, 2008.

3.3	Second Articles of Amendment to Amended and Restated Articles of Incorporation, dated August 8, 2008.

3.4	Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 33-46833)).

4.1	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.2	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.3	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.4	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.5	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.6	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.7	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc.

4.8	Form of Warrant issued to the former Model Reorg, Inc. shareholders on August 11, 2008.

10.1	Credit Agreement, dated as of August 11, 2008, among the Company, Quality King Fragrance, Inc., Scents Of Worth, Inc., Five Star Fragrance Company, Inc., Distribution Concepts, LLC, Northern Group, Inc., Perfumania, Inc., Magnifique Parfumes And Cosmetics, Inc., Ten Kesef II, Inc. and Perfumania Puerto Rico, Inc., as Borrowers, the other credit parties signatory thereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, General Electric Capital Corporation, as Agent, Collateral Agent and Lender, GE Capital Markets, Inc., as Joint Lead Arranger and Book Runner, Wachovia Capital Markets LLC, as Joint Lead Arranger, and Wachovia Bank, National Association, as Syndication Agent.

10.2	Registration Rights Agreement dated August 11, 2008 by and among the Company and the former Model Reorg, Inc. shareholders.

10.3	Services Agreement, dated as of August 11, 2008, between Quality King Distributors, Inc. and the Company.

10.4	Amended and Restated Agreement, dated as of August 1, 2008, by and between Model Reorg Acquisition LLC, Quality King Distributors, Inc., and Michael W. Katz, together with related Promissory Note and Guaranty.

10.5	Employment Agreement dated October 5, 2007, as amended February 7, 2008, by and between Jacavi, LLC and Rene A. Garcia and Separation Agreement dated December 15, 2008, terminating the Employment Agreement.

10.6	Sub-Sublease, dated as of October 1, 2007, by and between Quality King Distributors, Inc. and Model Reorg, Inc.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.