Form 10-K
period 2009-01-31
Perfumania Holdings, Inc.
filed 2009-07-02
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $20.3 million as of August 1, 2008, based on the closing sale price of $15.07 per share.

The number of shares outstanding of the registrant’s common stock as of June 29, 2009: 8,966,417 shares

PART I.

ITEM 1.	BUSINESS

The Merger and Our Fiscal Periods

On August 11, 2008, Model Reorg, Inc. (“Model Reorg”) was merged into a wholly owned subsidiary of Perfumania Holdings, Inc. (“the Merger”). Perfumania Holdings, Inc. had been named E Com Ventures, Inc. (“E Com”) before the Merger. We use the term “the Company” in this Form 10-K to refer to Perfumania Holdings, Inc. following the Merger.

For accounting purposes, Model Reorg was considered to be the acquirer in the Merger. Accordingly, the historical financial statements included in this Form 10-K are those of Model Reorg for periods before the Merger and those of the combined companies beginning August 11, 2008. The Company elected to continue to use the same fiscal year end, the Saturday closest to January 31, as E Com had used before the Merger. Since Model Reorg’s fiscal year end before the Merger was October 31, its fiscal quarter that began November 1, 2007 and ended immediately before the beginning of E Com’s next fiscal year on February 3, 2008 is a separately audited transition period.

In this Form 10-K, we refer to the fiscal year beginning February 3, 2008 and ending January 31, 2009 as “fiscal 2008”, the transition period beginning November 1, 2007 and ending February 2, 2008 as the “transition period” and the fiscal year beginning November 1, 2006 and ending October 31, 2007 as “fiscal 2007”.

General Overview

The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through four primary operating subsidiaries, Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), and Five Star Fragrance Company, Inc. (“Five Star”). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Before the Merger, Model Reorg was a diversified wholesale and retail fragrance company, doing business through QFG, Five Star and SOW, and E Com was a specialty retailer and wholesale distributor of fragrances, doing business primarily through the Perfumania retail store chain and over the Internet though perfumania.com.

Our wholesale business, which is conducted through QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. For reporting purposes, the wholesale business also includes the Company’s manufacturing division, operated by Five Star, which owns and licenses designer and other fragrance brands, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third party manufacturers. Five Star’s sales and results of operations are not significant to the Company’s results on a consolidated basis.

Our retail business is conducted through three subsidiaries:

•	Perfumania, a specialty retailer of fragrances and related products,

•	SOW, which sells fragrances in retail stores on a consignment basis, and

•	perfumania.com, Inc., an Internet retailer of fragrances and other specialty items.

During fiscal 2008, approximately 47.4% of our net sales and 31.4% of our gross profit were provided by our wholesale division, and approximately 52.6% and 68.6%, respectively, by our retail division. Further information for each of the industry segments in which we operate is provided in Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.

Our executive offices are located at 35 Sawgrass Drive, Suite #2, Bellport, NY 11713, our telephone number is (631) 866-4100, our retail internet address is www.perfumania.com and our business internet address is www.perfumaniaholdingsinc.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and amendments are also available at www.sec.gov. In addition, we have made our Code of Business Conduct and Ethics available through our website under “about Perfumania Holdings, Inc. – corporate compliance.” The reference to our website does not constitute incorporation by reference of the information contained on our website and the information contained on the website is not part of this Form 10-K.

Wholesale Business

The wholesale division, which operates through QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owner /manufacturer. QFG strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. Its scope was expanded with the acquisition of Jacavi LLC (“Jacavi”) in fiscal 2007, which provided new relationships with manufacturers of several major fragrance brands. QFG’s sales are principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Sears, Marshalls, Target, Ross Stores and TJ Maxx. QFG also operates a direct sales department that services over 10,000 pharmacies and specialty stores, such as AmerisourceBergen and Cardinal Health, throughout the United States.

Five Star’s owned and licensed brands are sold principally through the Company’s wholesale business, SOW’s consignment business, and Perfumania’s retail stores. Five Star handles the manufacturing, on behalf of Perfumania, the Jerome Privee® product line, which includes bath and body products and scented candles, and which is sold exclusively in Perfumania’s retail stores.

Sales to mass market retailers and wholesale sales represented approximately 52.2% and 47.8%, respectively, of the Company’s wholesale sales in fiscal 2008. One QFG customer, Wal-Mart, accounted for approximately 13% and 15% of total revenues in the transition period and fiscal 2007, respectively. There were no customers who accounted for more than 10% of revenues in fiscal 2008.

E Com and Model Reorg had a significant business relationship before the Merger. For the portion of fiscal 2008 ending with the Merger, Model Reorg’s sales of wholesale merchandise to E Com were approximately $15.4 million and its purchases from E Com were approximately $14.9 million. Information about these transactions in earlier periods is provided in Item 7 of this Form 10-K. Effective with the Merger, all transactions between the former Model Reorg and E Com subsidiaries are eliminated in consolidation. Before the Merger, Model Reorg provided extended payment terms to Perfumania, which had a material impact on Model Reorg’s working capital.

Retail Business

Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At January 31, 2009, Perfumania operated a chain of 355 “full service” retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 300 different fragrance brands for women and men. These stores stock brand name and designer brands such as Estee Lauder®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Hugo Boss®, Ralph Lauren/Polo®, Perry Ellis®, Liz Claiborne®, Giorgio®, Halston®, Escada®, Chanel®, Sean Jean®, Lacoste®, Burberry®, Azzaro®, Guess®, Donna Karan® and Paris Hilton®.1 Perfumania also carries private label lines of bath & body treatment products under the name Jerome Privee® and cosmetics products under the name Mattese®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, although the stores are generally operated under the name “Perfumania.”® Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and suburban strip shopping centers.

Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. We benefit from our ability to reach a large group of customers from a central Internet site. This also enables us to display a larger number of products than traditional store-based or catalog sellers, and the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility.

SOW is the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 3,100 stores, including more than 1,400 Kmart locations nationwide, as well as through customers such as Burlington Coat Factory, Filene’s Basement, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade. SOW was designated a critical vendor to Kmart following Kmart’s reorganization in 2003. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage. SOW’s total sales represented 28%, 26% and 23% of Model Reorg’s total sales for fiscal 2008, the transition period and fiscal 2007, respectively.

[1]	Trademarks used in this Form 10-K are the property of the Company or of our licensors. The ® and ™ symbols are deemed to apply to each instance of the respective mark in this report.

The retail segment’s overall profitability depends principally on our ability to purchase a wide assortment of merchandise at favorable prices, attract customers and successfully conclude retail sales. Other factors affecting our profitability include general economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effect of special promotions. Retail store sales, internet sales, and consignment sales represented approximately 52.6%, 26.3% and 23.3%, respectively, of the Company’s total sales in fiscal 2008, the transition period and fiscal 2007, respectively.

Seasonality and Quarterly Results

The Company’s business is highly seasonal, with the most significant activity occurring from September through December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 34.3% of total revenues being generated during these three months. Retail revenues are the greatest in December, with approximately 36.4% of retail revenues being generated this month, as is typical for a retail operation. Historically, Model Reorg typically generated income from operations during all 12 months of the fiscal year, while E Com generated income only during the fourth quarter due to the seasonality of its retail business. Management anticipates that the Company will realize losses from operations during the first three quarters and will generate income from operations during the fourth quarter due to the seasonality of the combined business. However, there can be no assurance that actual results will be consistent with management’s expectations. Depending on outstanding debt levels, interest on debt financing may exceed income from operations in a particular month. This may happen in one of the lower revenue months, such as February.

Strategy

The Company’s business strategy is to use its experience in the fragrance industry, knowledge of the fragrance market, and business relationships to procure products on favorable terms, enabling it to distribute its products to customers or its consignment retail locations at competitive prices. In addition, the Company supplements its offerings with owned or licensed prestige designer fragrances brands. It seeks to increase the portfolio of brands for both wholesale distribution and retail sale by presenting a diverse sales opportunity for a designer’s brand, thereby enhancing its purchasing opportunities.

The Company emphasizes future growth by broadening its product offering to wholesale customers while also growing the retail business. It also expects to take advantage of opportunities to license or purchase mature designer brands that do not require significant additional expenditure to create retail market demand.

Perfumania’s current business strategy focuses on maximizing sales by raising the average dollar sale per transaction, increasing transactions per hour, reducing expenses at existing stores, opening new stores in proven geographic markets and selectively closing under-performing stores. When opening new stores, Perfumania seeks locations primarily in regional, manufacturers’ outlet malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates whether to open additional stores in markets where it already has a presence or whether to expand into additional markets that it believes have a population density and demographics to support a cluster of stores.

As of January 31, 2009, we operated 355 Perfumania stores in the United States and Puerto Rico. The following chart shows the number of Perfumania stores operated in each state in which those stores are located.

Perfumania Stores as of January 31, 2009
Alabama	2	Louisiana	5	North Carolina	10
Arizona	8	Maine	1	Ohio	9
Arkansas	1	Maryland	8	Oregon	4
California	28	Massachusetts	6	Pennsylvania	12
Colorado	4	Michigan	13	Puerto Rico	20
Connecticut	4	Minnesota	3	South Carolina	7
Delaware	2	Mississippi	3	Tennessee	6
Florida	57	Missouri	8	Texas	42
Georgia	13	Nevada	9	Utah	1
Hawaii	2	New Hampshire	4	Virginia	4
Illinois	13	New Jersey	9	Washington	6
Indiana	5	New York	23	Wisconsin	3

In fiscal 2008 Perfumania opened 57 stores, 46% more than in the previous year. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. During fiscal 2008 Perfumania closed five stores. For fiscal 2009, Perfumania intends to continue to focus on improving the profitability of its existing stores and management expects to open approximately 19 stores and close approximately 8 stores.

Suppliers

In recent years, the Company has purchased approximately 70% of its fragrances directly from brand owners / manufacturers and 30% from distributors. Its suppliers include most of the dozen largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships and many are also customers of the Company. The Company maintains a regular dialogue with all designer fragrance brand manufacturers directed toward broadening its product offering to both wholesale and consignment retail customers. The Company believes that having both wholesale and retail customers is desirable to most designer fragrance brand manufacturers and enhances its opportunities to further expand these relationships. The Company’s success in obtaining product at favorable prices has been enhanced by its ability to commit significant capital quickly to any single purchase and purchase in bulk quantities or, in the right circumstances, to prepay vendors for products purchased in exchange for a substantial discount. In addition, to take advantage of market opportunities the Company often purchases products in excess of anticipated short term demand, which it holds in inventory for a longer-than-average time. As is customary in the fragrance industry, the Company has no long-term or exclusive contracts with suppliers.

Marketing and Sales

The Company works with retailers to develop in store promotions employing signage, displays or unique packaging to merchandise and promote products in addition to developing ad campaigns for specific events as required by the retailers, e.g., mailers, inserts and national print advertising. The cornerstone of our marketing philosophy for our own stores is to develop customer awareness that the stores offer an extensive assortment of brand name and designer fragrances at discount prices. This past holiday season, Perfumania ran a television campaign in 12 markets to further supplement consumer awareness.

Wholesale sales representatives maintain regular dialogue with customers to generate selling opportunities and to assist them in finding scarce products at low prices. All sales personnel have access to current inventory information that is generally updated with each order, allowing immediate order confirmation to customers and ensuring that ordered products are in stock for prompt shipment. The Company’s proprietary management information system affords customers access to current information on price and product availability to enable them to better plan inventory investments. Customers may elect to receive this information in a variety of electronic formats that are updated daily, and can transmit orders electronically directly to the Company’s data processing system. The reports generated for customers by the management information system also provide information on manufacturers’ special price offerings and promotional programs to demonstrate the savings that can be generated so that customers can validate the value of purchasing from the Company compared to other sources. The Company believes that this gives its salespeople a competitive advantage in customer interactions.

Intellectual Property Rights

The Company’s portfolio of fragrance brands is of great importance to its business. Five Star owns the Lutece®, Norell®, Pavlova®, Realm®, Raffinee® and Royal Secret® brands, among others. It licenses designer and other fragrance brands, such as Bijan®, Gale Hayman®, Michael Jordan®, Pierre Cardin®, Royal Copenhagen®, and Vicky Tiel®, often acquiring exclusive worldwide distribution rights. Some of these licenses are renewable on a year-to-year basis, while the rest have terms that typically run from two to five years. In addition to the trade name and service mark Perfumania, Perfumania’s stores operate under the trade names Also Perfumania, Class Perfumes, Perfumania Too and Perfumania Plus. Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located.

We primarily rely on trademark law to protect our intellectual property rights. In addition to using registered trademarks covering licensed brands, we have a proprietary portfolio of more than 40 U.S. registered trademarks and applications and more than 150 foreign registered trademarks and applications. U.S. trademark rights are generally renewable for as long as the mark is used. We occasionally register the copyright to packaging materials, and we also rely on trade secret and other contractual restrictions. From time to time, we bring litigation against those who, in our opinion, infringe our proprietary rights, but there can be no assurance that either such efforts, or any contractual restrictions used, will be adequate or effective. Also, owners of other brands may, from time to time, allege that we have violated their intellectual property rights, which may lead to litigation and material legal expense.

Competition

Competition varies among the markets in which the Company competes. As a retailer, the Company competes with a wide range of chains and large and small stores, as well as manufacturers, including some of the Company’s suppliers. In the wholesale business, the Company competes with many distributors, of which Elizabeth Arden is the largest. Generally, the basis of competition is brand recognition, quality and price. The Company believes that the most important reasons for its competitive success in the wholesale business include its established relationships with manufacturers and large customers, popular recognition of its proprietary and licensed brands, and its efficient, low-cost sourcing strategy and ability to deliver products to consumers at competitive prices. Perfumania’s retail competitors include department stores, regional and national retail chains, drug stores, supermarkets, duty-free shops and other specialty retail stores. Some of its competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania’s stores compete on the basis of selling price, promotions, customer service, merchandise variety, store location and ambiance. Internet fragrance sales are highly competitive and perfumania.com competes on the basis of selling price, merchandise variety, ease of selection and cost of delivery. Some of the Company’s competitors may enjoy competitive advantages, including greater financial resources that can be devoted to competitive activities, such as sales and marketing, brand development and strategic acquisitions.

Employees

At January 31, 2009, the Company had 2,123 employees, of whom 278 were involved in warehousing, 1,654 were employed in Perfumania’s retail stores, 137 in marketing, sales and operations, and 54 in finance and administration. Temporary and part-time employees are added between Thanksgiving and Christmas. Substantially all the warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.

Distribution

Perfumania utilizes independent national trucking companies, primarily UPS, to deliver merchandise to its stores and wholesale customers. Retail store deliveries generally are made weekly, with more frequent deliveries during the holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. Sales of perfumania.com are shipped through national carriers and are typically delivered within a few days of being ordered.

Forward Looking Statements

Some of the statements in this report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to integrate and achieve synergies between the Perfumania and Model Reorg businesses, our ability to service our obligations, our ability to comply with the covenants in our senior credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, the ability to raise additional capital to finance our expansion, and the matters discussed in “Risk-Factors” below.

ITEM 1A.	RISK FACTORS

The following sets forth risk factors known to us that may materially adversely affect the Company and its results of operations or our shareholders’ investment.

We could face liquidity and working capital constraints if we are unable to generate sufficient cash flows from operations

If we are unable to generate sufficient cash flows from operations to service our obligations, we could face liquidity and working capital constraints, which could adversely impact our future operations and growth. If we need to raise additional funds to support our operations, we may not be able to do so on favorable terms, or at all. Without such funding, we may need to modify or abandon our growth strategy or eliminate product offerings, any of which could negatively impact our financial position.

Failure to comply with covenants in our credit facility could result in our inability to borrow additional funds

We have incurred substantial indebtedness to fund our business operations. Our Senior Credit Facility requires us to maintain compliance with various financial covenants. Our ability to meet those covenants in the future can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not be in compliance with the covenants or the lenders could impose additional reserves within their reasonable credit judgement, and we might not be allowed to borrow under the Senior Credit Facility or may be required to accelerate repayment. If we were not able to borrow under our Senior Credit Facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing shareholders. Without a source of financing, we could experience cash flow difficulties and be forced to curtail our then current operations. Due to the current weakness in the credit markets, we may not be able to obtain replacement financing or, if we can obtain such refinancing, there can be no assurance that the terms of a new facility would be on terms comparable to the current Senior Credit Facility. If we are unable to obtain adequate replacement financing, our operations and financial condition would be materially adversely impacted and we would be forced to seek an alternative source of liquidity, such as by selling additional securities, to continue operations, or to limit our operations.

We may have problems raising money needed in the future, which could adversely impact operations or existing stockholders

Our growth strategy includes selectively opening and operating new Perfumania retail locations and increasing the average retail sales per store. We may need to obtain funding to achieve our growth strategy. Additional financing may not be available on acceptable terms, if at all, which would adversely affect our operations. In order to obtain additional liquidity, we might issue additional common stock which could dilute our existing shareholders’ ownership interest or we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock, including borrowing money on terms that are not favorable.

The beauty industry is highly competitive and if we cannot effectively compete our business and results of operations will suffer

The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Some of our competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than we do. Perfumania’s stores compete on the basis of selling price, customer service, merchandise variety and store location. Many of our current and potential competitors have greater financial, technical, operational, and marketing resources. We may not be able to compete successfully against these competitors in developing our products and services. These factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

The current economy is depressing consumer spending patterns, which will adversely affect our business

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. The recent disruptions in the national and international economies and financial markets and the related increases in unemployment are depressing consumer confidence and spending. If such conditions persist, consumer spending will likely decline further, which would have an adverse effect on our business and our results of operations.

The current economy is reducing our wholesale customers’ ability to pay us, which will adversely affect our business

The recent disruptions in the national and international economies and financial markets have reduced the availability of credit for businesses. Some of our customers have also experienced declining financial performance. These conditions affect their ability to pay amounts owed to us on a timely basis or at all. There can be no assurance that government responses to the economic disruptions will increase liquidity and the availability of credit, and our wholesale customers may be unable to borrow funds on acceptable terms. Continued economic decline affecting our customers would adversely affect our business and results of operations.

If Perfumania cannot successfully manage its growth, our business will be adversely affected

We may not be able to sustain growth in revenues. Perfumania’s growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. Circumstances outside our control could negatively affect these anticipated store openings. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations. The failure to expand by successfully opening new stores as planned or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and our results of operations.

The market for real estate is competitive, which could adversely impact our results

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

If we are unable to effectively manage the inventory we sell on consignment, we will not achieve our expected results

Our business includes a significant portion of consigned sales, and our revenue recognition policy defers recognition of revenue for this type of sales. Consignment sales remain in inventory until the products are sold to end users and, if not sold, the inventory may be returned to us upon termination of the consignment relationships. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, slow inventory turnover may force us to reduce prices and accept lower margins to sell consigned products.

Our business is subject to seasonal fluctuations, which could lead to fluctuations in our stock price

We have historically experienced and expect to continue experiencing higher sales in the fourth fiscal quarter than in any of the first three fiscal quarters. Purchases of fragrances as gift items increase during the holiday season, which results in significantly higher fourth fiscal quarter retail and wholesale sales. Sales levels of new and existing stores are affected by a variety of factors, including the retail sales environment, the level of competition, the effect of marketing and promotional programs, acceptance of new product introductions, adverse weather conditions, general economic conditions and other factors beyond our control. Our quarterly results may also vary as a result of the timing of new store openings and store closings, net sales contributed by new stores and fluctuations in comparable sales of existing stores. If our quarterly operating results are below expectations, our stock price might decline.

We may experience shortages of the merchandise we need because we do not have long-term agreements with suppliers

Our success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. We have no long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. If we are unable to obtain merchandise from one or more key suppliers on a timely basis or acceptable terms, or if there is a material change in our ability to obtain necessary merchandise, our results of operations could be adversely affected.

We could be subject to litigation because of the merchandising aspect of our business

Some of the merchandise we purchase from suppliers might be manufactured by entities that are not the owners of the trademarks or copyrights for the merchandise. The owner of a particular trademark or copyright may challenge us to demonstrate that the specific merchandise was produced and sold with the proper authority, and if we are unable to demonstrate this, it could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities. This type of restriction could adversely affect our business and results of operations.

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

We are not in compliance with Nasdaq Listing Rules

Our common stock is quoted on the Nasdaq Stock Market. As disclosed in our recent SEC filing, on May 21, 2009 we received written notice from the Nasdaq Stock Market that we are not in compliance with Nasdaq listing rules as a result of our not filing this Annual Report on Form 10-K on a timely basis and we have also not timely filed our Form 10-Q for the first quarter of fiscal 2009. As a consequence, our securities may be subject to delisting. The Nasdaq notice provided us 60 calendar days to submit a plan to regain compliance. We believe that the filing of this Form 10-K and the Form 10-Q, which we expect to file promptly, brings us into compliance with Nasdaq listing rules, but this is subject to confirmation from Nasdaq.

Future growth may place strains on our managerial, operational and financial resources

If we grow as we anticipate, a significant strain on our managerial, operational and financial resources may occur. Future growth or increase in the number of our strategic relationships could strain our managerial, operational and financial resources, inhibiting our ability to achieve the execution necessary to successfully implement our business plan.

The loss of or disruption in our distribution facility could have a material adverse effect on our business

We currently have one distribution facility located in Bellport, New York. In addition we use third-party fulfillment centers in New York and New Jersey. The loss of, or damage to any of these facilities, as well as the inventory stored therein, could adversely affect our business, prospects, results of operations, financial condition or cash flows.

Expanding our business through acquisitions and investments in other businesses and technologies presents special risks that may disrupt our business

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

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict

The global economy is currently experiencing a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This current decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted.

In addition, our ability to make acquisitions depends, in part, on the availability of equity and debt financing. Recently, the credit markets and the general economy have been experiencing a period of large scale turmoil and upheaval. As a result, equity and debt financing from the capital markets is not currently available to us on acceptable terms and may not be available for some time. This may limit our ability to pursue an acquisition-based strategy.

As a result of the increased cost of borrowing resulting from the current global credit crisis, our existing credit facility, which does not come due until August 2011, bears interest at rates which are substantially below the market for newly issued senior debt. If we were to pursue any business activity which requires the consent of our lenders under the terms of the credit facility, it is possible that the lenders would seek as compensation for approving such activities an increase in our interest rate to an amount consistent with current market rates. Therefore, a decision by the Company to pursue any such activities could result in a significant increase in our cost of borrowing.

The Company maintains operating bank accounts at a number of financial institutions in the United States. A significant amount of the Company’s cash balances in the United States are in excess of the government’s Federal Deposit Insurance Corporation insurance limits. The FDIC insures deposits in most banks and savings associations located in the United States. We could incur substantial losses if the underlying financial institutions fail or are otherwise unable to return our deposits.

Any weakness in internal control over financial reporting or disclosure controls and procedures could result in a loss of investor confidence in our financial reports and lead to a stock price decline

We are required to maintain effective internal control over financial reporting, as well as effective disclosure controls and procedures, complying with SEC rules and covering all our business operations. Before the Merger, Model Reorg did not have to maintain controls over financial reporting applicable to a public company, so we are integrating the Model Reorg operations into the Company’s controls. Any failure to have effective internal control over financial reporting or disclosure controls and procedures covering our business could cause investors to lose confidence in the accuracy and completeness of our financial reports, limit our ability to raise financing or lead to regulatory sanctions, any of which could result in a material adverse effect on our business or a decline in the market price of our common stock.

If we fail to protect the security of personal information about our retail customers, our reputation could suffer and we could suffer financial harm

We receive and store personal information about the customers of our retail businesses. The regulatory environment for information security is increasingly demanding, and our customers have a high expectation that we will protect their personal information. If we experience a data security breach, we could be exposed to costly government enforcement actions and private litigation. In addition, this could damage our reputation and our customers could lose confidence in us, which could cause them to stop using credit cards to purchase our products or stop shopping at our stores altogether. Such events could lead to lost future sales, fines or lawsuits, which would adversely affect our results of operations.

Control of our management and policies is with our principal shareholders, who could take actions that are not in the best interest of the other shareholders

Stephen and Glenn Nussdorf beneficially own an aggregate of approximately 61.6% of our outstanding common stock, assuming conversion of their convertible note and exercise of the Warrants they received in the Merger. Including shares and Warrants owned by their sister, Arlene Nussdorf, the Nussdorfs beneficially own approximately 79% of our capital stock in aggregate. As a result, they are able to direct our corporate policies and can act unilaterally to approve most actions requiring shareholder approval under law or our governing documents. The Nussdorfs’ collective stock ownership may have the effect of delaying or preventing policies or actions deemed desirable by our Board of Directors, such as a business combination that might be in the interests of our other shareholders, which in turn could materially and adversely affect the market price of our common stock. Conversely, such ownership may cause us to implement policies that are not in the best interests of our other shareholders.

We also have a material amount of indebtedness to the Nussdorfs and their affiliates. As significant creditors, the Nussdorfs may refuse consent to actions our Board may consider necessary or may be able to demand repayment of the debt in the event of default.

We are a “controlled corporation” under the NASDAQ rules. Accordingly, we are not required to have a board of directors with a majority of independent directors, to have executive compensation determined by an independent compensation committee, or to have our directors nominated by a majority of the independent directors. This could increase the extent to which the principal shareholders are able to control our operations to the possible detriment of the other shareholders.

Furthermore, we have agreed that, in certain circumstances, we will register with the SEC the resale of the shares of our common stock that the former Model Reorg shareholders, including the Nussdorfs, received in the Merger. The former Model Reorg shareholders may require that, in the event of any marketing limitation on the number of shares included in an applicable registration statement, their shares be registered on a pro rata basis with shares being registered for parties that have obtained registration rights in connection with providing financing to us. This may limit our ability to obtain financing in the future.

If we cannot successfully integrate E Com and Model Reorg businesses, our business and growth will be adversely impacted

We are still working to fully integrate the Model Reorg and E Com operations after the Merger. This process may take longer than anticipated. Even if we are able to integrate the operations successfully, there can be no assurance that anticipated synergies will be achieved. Any failure or delay in integrating operations or achieving such synergies could have a material adverse effect on the business, results of operations, financial condition and cash flows of the combined company.

The absence of contracts with customers or suppliers could result in loss of key customers or suppliers, which would have a material adverse effect on our business

We do not have long-term or exclusive contracts with our customers or with the suppliers of distributed brands. Suppliers of distributed brands generally may choose to reduce or eliminate the volume of their products we distribute, including supplying products to our wholesale customers directly or through another distributor. Our wholesale customers are generally able to cancel orders or delay the delivery of products on short notice. In addition, retail store customers may decide not to purchase products from us for any reason, including that we are also a competitor. The loss of any key suppliers or customers, or a change in our relationship with any of them, could have a material adverse effect on our business, prospects, and financial condition.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

The Company’s principal executive offices and distribution center are located at 35 Sawgrass Drive, Suite 2, Bellport, New York 11713. The Company subleases 280,000 square feet of this new, 560,000 square foot facility and began using this space in December 2007. This warehouse houses goods for both wholesale and retail segments. The space is leased through December 2027. An additional administrative office is located in Sunrise, Florida, which is leased through December 2017 and is currently being marketed for sublease and an additional warehouse is located in Hicksville, New York which is currently vacant, is leased through December 2010 and is also currently being marketed for sublease. Prior to January 31, 2009, the Sunrise, Florida property and the Hicksville, New York property were used for the retail and wholesale segments, respectively.

All of Perfumania’s retail stores are located in leased premises. As of January 31, 2009, the Company had a total of approximately 516,000 leased store square feet with an average store size of 1,455 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 13 to our Consolidated Financial Statements, for additional information with respect to our store leases.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on our financial position, operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On January 28, 2009, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Michael W. Katz, Stephen Nussdorf, Carole Ann Taylor, Joseph Bouhadana, and Paul Garfinkle to our Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2008. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:

	SHARES VOTED	SHARES VOTED FOR	SHARES WITHHELD

Michael W. Katz	7,193,438	7,137,119	56,319

Stephen Nussdorf	7,193,438	7,135,002	58,436

Carole Ann Taylor	7,193,438	7,166,504	26,934

Joseph Bouhadana	7,193,438	7,166,504	26,934

Paul Garfinkle	7,193,438	7,166,504	26,934

RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

SHARES VOTED	SHARES VOTED FOR	SHARES VOTED AGAINST	ABSTENTIONS
7,193,438	7,173,101	20,312	25

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Stock Market under the symbol PERF. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

FISCAL 2008	HIGH	LOW

First Quarter (1)	$27.96	$13.01
Second Quarter (1)	24.00	11.60
Third Quarter	24.18	3.10
Fourth Quarter	5.49	2.48

FISCAL 2007 (1)	HIGH	LOW

First Quarter	$31.53	$23.07
Second Quarter	27.87	21.95
Third Quarter	26.41	19.01
Fourth Quarter	27.31	18.99

(1)

Refers to the first two quarters of E Com’s fiscal 2008, from February 3, 2008 to August 2, 2008 and E Com’s fiscal 2007, from February 4, 2007 to February 2, 2008. Model Reorg’s shares were not publicly traded before the Merger.

As of June 15, 2009, there were 46 holders of record, which excluded common stock held in street name.

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

Our bank credit facility prohibits us from paying dividends or making other distributions to shareholders.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data presented below is derived from the following audited consolidated financial statements of the Company or Model Reorg, as the case may be. The (i) consolidated statement of operations data for fiscal years 2008 and 2007 and the thirteen weeks ended February 2, 2008 and (ii) consolidated balance sheet data as of January 31, 2009 and February 2, 2008, have been taken or derived from the Company’s and Model Reorg’s respective audited consolidated financial statements included in Item 8 of this Form 10-K. The consolidated statement of operations data for fiscal years 2006 and 2005 and the consolidated balance sheet data as of October 31, 2007 and 2006 have been taken or derived from Model Reorg’s audited consolidated financial statements included in our proxy statement filed with the SEC on July 25, 2008. The consolidated statement of operations data for fiscal year 2004 and the consolidated balance sheet data as of October 31, 2005 and 2004 have been taken or derived from audited consolidated financial statements of Model Reorg that have not been filed with the SEC.

Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31, and Model Reorg’s fiscal year ended on October 31 each year. Each of the fiscal years shown included 52 weeks.

The selected historical financial data set forth below is not necessarily indicative of our future performance. It should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8 , respectively, of this Form 10-K. The data for the fiscal year ended January 31, 2009 represents the results of Model Reorg prior to the Merger and those of the consolidated companies starting on the Merger date, August 11, 2008. All other periods presented are strictly representative of the results of Model Reorg prior to the Merger.

	Fiscal Year Ended	Thirteen Weeks Ended		Fiscal Year Ended October 31,
	January 31, 2009	February 2, 2008	February 3, 2007	2007	2006	2005	2004
			(unaudited)
	(in thousands, except share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales, wholesale division	$203,427	$85,106	$74,019	$251,343	$264,371	$247,936	$173,872
Net sales, retail division	225,867	30,363	30,465	76,369	73,990	68,971	69,329

Total net sales	429,294	115,469	104,484	327,712	338,361	316,907	243,201

Gross profit, wholesale division	42,280	21,899	16,069	60,469	63,092	53,519	39,062
Gross profit, retail division	92,540	11,758	11,529	30,040	29,945	27,941	28,838

Total gross profit	134,820	33,657	27,598	90,509	93,037	81,460	67,900

Selling, general and administrative expenses	119,994	19,622	17,407	60,113	57,548	54,689	43,908
Asset impairment	68,078	—	—	—	—	—	—
Depreciation and amortization	7,423	340	415	1,411	1,721	2,469	2,346
Provision (recovery) on vendor advances	—	—	—	(2,367)	2,367	—	—

Total operating expenses	195,495	19,962	17,822	59,157	61,636	57,158	46,254

(Loss) income from operations	(60,675)	13,695	9,776	31,352	31,401	24,302	21,646
Interest expense	12,023	3,201	3,486	12,749	14,506	11,179	5,509

(Loss) income before income tax expense	(72,698)	10,494	6,290	18,603	16,895	13,123	16,137
Income tax provision	14,262	4,387	2,515	7,353	6,854	5,121	5,879

Net (loss) income	$(86,960)	$6,107	$3,775	$11,250	$10,041	$8,002	$10,258

Weighted average shares outstanding: (A)
Basic and diluted	7,364,203	5,900,000	5,315,315	5,368,468	5,315,315	5,315,315	5,315,315

Basic and diluted net (loss) income per share	$(15.41)	$1.04	$0.71	$2.10	$1.89	$1.51	$1.93

	As of January 31, 2009	As of February 2, 2008	As of October 31,
			2007	2006	2005	2004
	(in thousands)
BALANCE SHEET DATA:
Working capital (B)	$124,088	$225,502	$267,174	$238,922	$266,244	$233,053
Total assets	400,130	299,373	344,988	306,844	318,931	311,388
Long-term debt, excluding current portion(B)	100,004	167,603	215,227	197,521	231,995	204,759
Total shareholders’ equity	79,881	90,718	84,611	61,635	51,595	43,591

SELECTED OPERATING DATA:
Number of stores open at end of period	355
Comparable store sales decrease	(4.4)%

(A)	Model Reorg share numbers for periods before February 2, 2008 represent the 5.9 million shares issued by the Company in the Merger in exchange for the common shares of Model Reorg. They do not include the 1.5 million shares issuable upon exercise of the Warrants issued by the Company in the Merger since they would have been antidilutive as E Com’s average market price was lower than the Warrant exercise price during each relevant period. Since Model Reorg had only 96.9 shares outstanding, this treatment permits a more meaningful presentation of Model Reorg’s income per share.
(B)	The Company’s Senior Credit Facility is classified as a current liability as of January 31, 2009. It is included in long-term debt, excluding current portion for all other periods presented in this balance sheet data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management Overview

On August 11, 2008, we issued 5,900,000 shares of our common stock and Warrants to purchase an additional 1,500,000 shares of our common stock in exchange for the shares of Model Reorg, which merged into our wholly-owned subsidiary, Model Reorg Acquisition LLC. Because the shares issued to the Model Reorg shareholders amounted to approximately 66% of our shares outstanding after the issuance, the transaction has been accounted for as a “reverse acquisition,” and Model Reorg is being treated as the “accounting acquirer.” Accordingly, our historical financial statements reflect the historical results of Model Reorg prior to the transaction date of August 11, 2008 and those of the combined companies beginning effective August 11, 2008, and the Merger consideration has been allocated among the fair values of E Com’s assets and liabilities as of the Merger date. All intercompany balances and transactions have been eliminated in consolidation. The Company is continuing to use the same fiscal year end, the Saturday closest to January 31, as E Com used before the Merger. Since Model Reorg’s fiscal year end before the Merger was October 31, its fiscal quarter that began November 1, 2007 and ended immediately before the beginning of E Com’s next fiscal year on February 3, 2008 is a separately audited transition period. We refer to the fiscal year beginning February 3, 2008 and ending January 31, 2009 as “fiscal 2008”, the transition period beginning November 1, 2007 and ending February 2, 2008 as the “transition period”, and the fiscal year beginning November 1, 2007 and ending October 31, 2008 as “fiscal 2007”. The audited consolidated financial statements of Model Reorg as of October 31, 2007 and for the year ended October 31, 2007, as well as the audited consolidated financial statements of Model Reorg as of and for the thirteen weeks ended February 2, 2008 are included in Item 8. The unaudited financial statements of Model Reorg as of July 31, 2008 and for the three months and nine months ended July 31, 2008 and 2007 were filed with the SEC in a form 8-K/A on October 27, 2008.

The Company’s net sales in fiscal 2008 increased 26.7% from the twelve months ended February 2, 2008 to $429.3 million, primarily due to the inclusion of the results of the Perfumania retail division beginning August 11, 2008. Perfumania’s sales rose modestly compared to the prior year as a result of an increase in the number of stores. Wholesale revenues decreased by 22.5% from the prior period due primarily to the impact of the economic slowdown on consumers’ ability to purchase and our wholesale customers’ ability borrow. A portion of the decrease was also due to the fact that the prior period’s results had included sales to E Com before the Merger.

Principally because of the addition of Perfumania’s operating expenses for the period beginning August 11, 2008, our operating expenses for fiscal 2008, exclusive of the impairment charge described below, were $127.4 million or approximately 108% higher than those for the previous year. Excluding expenses of Perfumania’s retail division, operating expenses decreased slightly.

Because of the impact of the economic slowdown on our sales, as well as our sharply diminished market capitalization, we recorded charges of $68.1 million for impairment of long-lived assets and goodwill for the fourth quarter of fiscal 2008 and the full fiscal year. As a result, we recognized a loss from operations in fiscal 2008 of approximately $60.7 million.

Including $12 million of interest expense and an income tax provision of $14.3 million, we realized a net loss of approximately $87.0 million in fiscal 2008, compared with net income of $13.6 million in the year ended February 2, 2008.

The following table sets forth selected items from our Consolidated Statements of Operations expressed as a percentage of total net sales for the periods indicated:

PERCENTAGE OF NET SALES

	Fiscal year Ended January 31, 2009	Thirteen weeks Ended February 2, 2008	Fiscal year Ended October 31, 2007
Total net sales	100.0%	100.0%	100.0%

Total gross profit	31.4	29.2	27.6

Selling, general and administrative expenses	28.0	17.0	18.4
Asset impairment	15.9	—	—
Depreciation and amortization	1.7	0.3	0.4
Recovery on vendor advances	—	—	(0.7)

Total operating expenses	45.6	17.3	18.1

(Loss) income from operations	(14.2)	11.9	9.5

Interest expense	(2.8)	2.8	3.9

(Loss) income before income taxes	(17.0)	9.1	5.6
Income tax provision	(3.2)	3.8	2.2

Net (loss) income	(20.2)%	5.3%	3.4%

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements.

Accounts Receivable, Net of Allowances

In the normal course of business, we extend credit to wholesale customers that satisfy pre-determined credit criteria. Accounts receivable, net of allowances, as shown on the consolidated balance sheets, is net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. Should circumstances change or economic conditions deteriorate significantly, we may need to increase our provisions.

Inventory Adjustments and Writeoffs

Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost basis, which approximates FIFO. We review our inventory on a regular basis for excess and potentially slow moving inventory based on prior sales, forecasted demand, historical experience and through specific identification of obsolete or damaged merchandise and we record adjustments to reduce the carrying value of inventory to the lower of cost or market in accordance with our assessment. If actual sales are less than our forecasts, additional writeoffs could be necessary. Inventory shrinkage is estimated and accrued between physical inventory counts. Significant differences between future experience and that which was projected (for either the shrinkage or inventory reserves) could affect the recorded amounts of inventory and cost of sales.

Impairment of Long-Lived Assets

When events or changes in circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Inherent in this process is significant management judgment as to the projected cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. Factors that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, or a significant negative industry or economic trend. Judgments are also made as to whether under-performing stores should be closed. Even if a decision has been made not to close an under-performing store, the assets at that store may be impaired.

Due in part to the deteriorating United States economy and resulting decline in retail sales which occurred in the fourth quarter of fiscal 2008 and in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), the Company conducted an internal review of its long-lived assets at the store level in the fourth quarter of fiscal 2008 and determined that the carrying value of certain assets exceeded their projected future undiscounted cash flows. The Company then determined the fair value of the identified long-lived assets by discounting their projected future cash flows using a rate approximating the Company’s weighted average cost of capital, which resulted in an impairment charge of approximately $3.3 million.

As the projection of future cash flows requires the use of judgments and estimates, if actual results are materially different than these judgments or estimates, additional charges could be necessary. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.

Impairment of Goodwill and Intangible Assets

Pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS 142”) the Company’s goodwill is tested for impairment annually (or more frequently if impairment indicators arise). Pursuant to SFAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as its retail and wholesale segments. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values.

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

Since the third quarter of fiscal 2008, the capital markets have experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. In addition, the operating performance and cash flows of our retail and wholesale segments declined during the fourth quarter of fiscal 2008. Accordingly, the Company compared its market capitalization to the combined fair values of its reporting units and analyzed its future cash flow projections. Based on management’s impairment review at January 31, 2009, we determined that goodwill was impaired in full and a portion of Perfumania’s tradename was impaired, and we recorded an impairment charge. We will continue to monitor the expected future cash flows of the Company’s reporting units and the long-term market capitalization trends to assess the carrying values of the intangible assets. Further declines could result in additional impairment charges.

Sales and Allowances

Revenue from wholesale transactions is recorded when title passes. Wholesale revenue is recorded net of returns, discounts and allowances. Revenue from retail sales is recorded, net of discounts, at the point of sale, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. We record an estimate of returns, discounts and allowances, and review and refine these estimates on a regular basis based on current experience and trends. Our historical estimates of these costs have not differed materially from actual results, however, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

Valuation of Deferred Tax Assets

SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”) requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that a portion of these assets will not be realized. Financial Accounting Standards Board (“FASB”) “Interpretation No. (“FIN”) 48”, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 prescribes a comprehensive model for the financial statement recognition, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors. The range of possible judgments relating to the valuation of our deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable. Significant differences between future experience and that which was projected in calculating deferred tax assets could result in significant additional adjustments to our deferred tax assets and income tax expense.

FISCAL YEAR 2008 COMPARED TO THE YEAR ENDED FEBRUARY 2, 2008

As discussed above, because the Merger with Model Reorg was treated as a reverse acquisition for accounting purposes, (i) the consolidated financial statements for the periods discussed in this section include only the results of Model Reorg for the year ended February 2, 2008, as well as for the partial year through August 10, 2008, and (ii) the results of the Perfumania retail operations are included only for the period August 11, 2008 through January 31, 2009. However, we also provide information about Perfumania’s business during the period before August 11, 2008 to assist in understanding the trends in our current business, including comparisons between Perfumania’s fiscal 2008 and Perfumania’s fiscal 2007 (the 52 weeks ended February 2, 2008) net sales, gross profit and selling, general and administrative expenses. Furthermore, as a result of the Merger, wholesale transactions between Perfumania and Model Reorg that were previously recorded as affiliate transactions became intercompany transactions that are eliminated in consolidation. In order to provide a meaningful period-to-period comparison, the following discussion compares the year ended January 31, 2009 (fiscal 2008) with the year ended February 2, 2008.

Net Sales:

We recognized net sales of $429.3 million in fiscal 2008, an increase of 26.7% from the $338.7 million recorded in the twelve months ended February 2, 2008. The breakdown of sales between wholesale and retail was as follows:

	For the year ended
	($ in thousands)
	January 31, 2009	Percentage of Sales	February 2, 2008	Percentage of Sales	Percentage Increase (Decrease)
			(unaudited)
Retail	$225,867	52.6%	$76,267	22.5%	196.2%
Wholesale	203,427	47.4%	262,430	77.5%	(22.5)%

Total net sales	$429,294	100.0%	$338,697	100.0%	26.7%

Excluding $144.4 million in sales from Perfumania which are included in the above sales for the period from August 11, 2008 through January 31, 2009, net sales decreased by $53.8 million or 15.9%. Included in wholesale sales are $15.4 million and $32.3 million of pre-Merger sales to E Com in fiscal 2008 and the year ended February 2, 2008, respectively, which are not recognized following the Merger. The remaining decrease in wholesale sales of $42.1 million is the result of the continuing tightening of credit resources generally, which decreases customers’ ability to purchase. Also, the reduction in consumer spending and the weak global economy caused wholesale customers to reduce their demand for fragrance for the 2008 holiday season.

Perfumania’s retail sales for fiscal 2008 increased by 4.0% to $253.9 million compared to the prior year. The average number of stores operated was 329 in fiscal 2008, versus 283 in the prior year, which contributed to the increase in retail sales. However, Perfumania’s comparable store sales decreased by 4.4% during fiscal 2008. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2008 increased 8.0% from the prior year and the total number of units sold decreased by 3.6%. We attribute the increase in the average retail price per unit sold to changes in our product mix and promotions resulting in more sales of higher priced merchandise. The number of units sold was affected by softness in the United States economy, declining consumer confidence and the resulting weak mall traffic.

We expect the softness in wholesale and retail sales to continue for the foreseeable future until consumer confidence and the global economy improve.

Cost of Goods Sold:

Cost of goods sold includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges. Cost of goods sold increased 21.6% from $242.1 million in the year ended February 2, 2008 to $294.5 million in fiscal 2008. The breakdown between wholesale and retail was as follows:

	For the year ended
	($ in thousands)

	January 31, 2009	February 2, 2008	Percentage Increase (Decrease)
		(unaudited)
Retail	$133,327	$45,999	189.9%
Wholesale	161,147	196,131	(17.8)%

Total cost of goods sold	$294,474	$242,130	21.6%

Excluding $82.5 million in cost of goods sold for Perfumania, which is included in the above cost of goods sold for the period from August 11, 2008 through January 31, 2009, cost of goods sold decreased by $30.1 million or 12.4%. This decrease was due principally to the decrease in wholesale sales.

Gross Profit:

Gross profit increased 39.6% from $96.6 million in the year ended February 2, 2008 to $134.8 million in fiscal 2008. The breakdown between wholesale and retail was as follows:

	January 31, 2009	February 2, 2008	Percentage Increase (Decrease)
	(unaudited)
Retail	$92,540	$30,268	205.7%
Wholesale	42,280	66,299	(36.2)%

Total gross profit	$134,820	$96,567	39.6%

Gross profit percentages for the same periods were:

	For the year ended

	January 31, 2009	February 2, 2008
		(unaudited)
Retail	41.0%	39.7%
Wholesale	20.8%	25.3%
Gross profit margin	31.4%	28.5%

Excluding $62.0 million in gross profit from Perfumania which is included in the above gross profit for the period from August 11, 2008 through January 31, 2009, gross profit decreased by $23.8 million or 24.6%. Excluding Perfumania’s results, the decrease in gross profit was due to the decrease in wholesale sales discussed above.

Perfumania’s retail gross profit for fiscal 2008 increased by 3.7% to $112.7 million versus $108.6 million in the prior year, due to the increase in Perfumania’s retail sales discussed above. For these same periods, Perfumania’s retail gross margins were 44.4% and 44.5%, respectively.

Operating Expenses:

Principally because of the addition of Perfumania’s operating expenses for the period from August 11, 2008 through January 31, 2009, operating expenses for fiscal 2008, exclusive of the $68.1 million impairment charges described below, were approximately $127.5 million, or 100% higher than those for the year ended February 2, 2008. Excluding expenses of Perfumania and the impairment charge, operating expenses were approximately equal to those for the year ended February 2, 2008.

Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. The breakdown of operating expenses was as follows:

	For the year ended
	($ in thousands)

	January 31, 2009	February 2, 2008	Percentage Increase (Decrease)
		(unaudited)

Selling, general and administrative	$119,994	$62,328	92.5%
Asset impairment	68,078	—	100.0%
Depreciation and amortization	7,423	1,336	455.6%
Recovery on vendor advances	—	(2,367)	(100.0)%

Total operating expenses	$195,495	$61,297	218.9%

(Loss) income from operations	$(60,675)	$35,271	(272.0)%

Selling, general and administrative expenses increased 92.5% from $62.3 million in the year ended February 2, 2008 to $120.0 million in fiscal 2008 due to the addition of Perfumania’s expenses following August 11, 2008. Excluding Perfumania’s selling, general and administrative expenses of $60.5 million, which are included for the period from August 11, 2008 through January 31, 2009, selling, general and administrative expenses decreased by $2.8 million or 4.5%. Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $1.1 million for fiscal 2008, compared with $3.7 million for the year ended February 2, 2008. These service agreements are described in Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K.

Perfumania’s selling, general and administrative expenses for fiscal 2008 increased by 14.6% to $114.6 million compared to $100.0 million in the prior year. The increase was largely attributable to the additional payroll, occupancy and store opening expenses needed to operate the 52 net new stores opened over the past year.

Asset impairment of $68.1 million as of January 31, 2009 relates to non-cash charges for impairment of goodwill of approximately $60.3 million, tradename of $4.5 million and long-lived store assets of $3.3 million. At the end of fiscal 2008, we performed the annual impairment testing of goodwill and intangible assets with indefinite lives. Management considers many factors in evaluating whether the carrying value of these assets may not be recoverable, including the actual and projected performance and cash flows of the reporting units and the market capitalization in relation to the book value of the Company. Beginning in the third quarter of fiscal 2008 and continuing into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. In addition, the operating performance and cash flows of our retail and wholesale segments declined during the fourth quarter of fiscal 2008. Accordingly, we compared the Company’s market capitalization to the combined fair values of its reporting units and analyzed our projected future cash flows. We determined the fair values of the reporting units using valuation techniques based on estimates, judgments and assumptions that management believes were appropriate in the circumstances. Based on this analysis, we concluded that $4.5 million of trademarks, all of which related to trademarks recorded as a result of the Merger, was impaired, and that the Company’s remaining goodwill of $60.3 million, including $39.9 of goodwill recorded as a result of the Merger, was fully impaired.

At the same time, we also conducted an internal review of the Company’s long-lived assets at the store level and determined that the carrying value of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of the identified long-lived assets by discounting their future cash flows using a rate approximating the Company’s weighted average cost of capital, which resulted in an impairment charge with respect to long-lived assets at January 31, 2009 of approximately $3.3 million. We do not anticipate any future cash expenditures in connection with these impairment charges.

Depreciation and amortization was approximately $7.4 million in fiscal 2008, compared to $1.3 million for the year ended February 2, 2008. Approximately $4.7 million of the total increase is attributable to Perfumania’s retail division. Of the remaining $1.4 million increase, $0.8 million relates to amortization of deferred financing costs and $0.1 million relates to depreciation of asset purchases for the new executive office and distribution center in Bellport, New York.

A reversal of a reserve on vendor advances of approximately $2.4 million was included in the total operating expenses for the year ended February 2, 2008.

As a result of the foregoing, we recognized a net loss from operations in fiscal 2008 of approximately $60.7 million, compared to net income from operations in the year ended February 2, 2008 of $35.3 million.

Other Expenses:

	For the year ended
	($ in thousands)

	January 31, 2009	February 2, 2008	Percentage Decrease
		(unaudited)

Interest expense	$12,023	$12,464	(3.5)%

Interest expense was approximately $12.0 million for fiscal 2008 compared with approximately $12.5 million in the year ended February 2, 2008. The fiscal 2008 amount includes Model Reorg prior to the Merger on August 11, 2008 and then the combined company for the remainder of the year, while the amount for the year ended February 2, 2008 included Model Reorg only. Overall, the interest rates on total variable interest debt decreased by approximately 0.2% during fiscal 2008 as compared to the year ended February 2, 2008.

Income Tax Provision:

	For the year ended
	($ in thousands)

	January 31, 2009	February 2, 2008	Percentage Increase
		(unaudited)

Income tax provision	$14,262	$9,225	54.6%

We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. We recognize valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. In assessing the likelihood of realization, we consider past taxable income, estimates of future taxable income and tax planning strategies. We performed a comprehensive review of the likely realization of these assets at January 31, 2009, considering the current broad economic environment and the challenges facing retailers for the foreseeable future. We concluded that it was necessary to record a valuation allowance equal to the full amount of our deferred tax assets, which was reflected as a non-cash charge of $19.5 million in the tax provision for fiscal 2008.

In making this determination, we considered our fiscal 2008 net loss and the uncertainty as to when conditions will improve to the extent that we will have sufficient taxable income of the appropriate character to utilize our deferred tax assets. Our effective tax rate for fiscal 2008 and the year ended February 2, 2008 was (19.6%) and 40.5%, respectively. The effective tax rate of (19.6%) in fiscal 2008 differed from our federal statutory rate primarily due to the impact of recording the valuation allowance described above and non-deductible expenses.

Net Loss

As a result of the foregoing, and taking into account a $64.4 million net loss attributable to Perfumania for the period August 11, 2008 to January 31, 2009, we realized a net loss of approximately $87.0 million in fiscal 2008, compared to net income of $13.6 million in the year ended February 2, 2008.

THIRTEEN WEEKS ENDED FEBRUARY 2, 2008 COMPARED TO THIRTEEN WEEKS ENDED FEBRUARY 3, 2007

Net Sales:

	February 2, 2008	Percentage of Sales	February 3, 2007	Percentage of Sales	Percentage Increase (Decrease)
			(unaudited)

Wholesale	$85,106	73.7%	$74,019	70.8%	14.9%
Retail	30,363	26.3%	30,465	29.2%	(0.3)%

Total Net Sales	$115,469	100.0%	$104,484	100.0%	10.5%

Net sales revenues increased 10.5% from $104.5 million in the thirteen weeks ended February 3, 2007 to $115.5 million in the transition period.

Included in wholesale sales are $13.3 million and $6.0 million of affiliate sales to Perfumania in the transition period and the thirteen weeks ended February 3, 2007, respectively. Excluding affiliate sales, net sales increased $3.9 million or 3.7%. The increase in sales to Perfumania, as well as an increase in sales to another major customer, accounted for the increase in sales for the transition period as compared to the same period in the prior year. This was the result of additional manufacturer relationships established in the transition period, an increase in product offerings with existing manufacturers and new product launches.

Cost of Goods Sold:

Cost of goods sold include the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges. Individual components of cost of goods sold were consistent between the transition period and the thirteen weeks ended February 3, 2007.

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
		(unaudited)

Wholesale	$63,207	$57,950	9.1%
Retail	18,605	18,936	(1.7)%

Total cost of goods sold	$81,812	$76,886	6.4%

Gross Profit:

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
		(unaudited)

Wholesale	$21,899	$16,069	36.3%
Retail	11,758	11,529	2.0%

Total gross profit	$33,657	$27,598	22.0%

The change in total gross profit dollars for the transition period as compared to the same period in the prior year was primarily attributable to the increase in sales.

	For the Thirteen Weeks Ended
	($ in thousands)

	February 2, 2008	February 3, 2007
		(unaudited)

Wholesale	25.7%	21.7%
Retail	38.7%	37.8%
Gross profit percentage	29.1%	26.4%

Gross profit percentages increased during the transition period as compared to the same period in the prior year. The increase resulted from an increase in sales at higher margins due to changes in product mix. A change in the mix of products sold to Perfumania increased gross profit on such sales to 14.0%, compared with (1.8%) in the corresponding period of the prior year.

Operating Expenses:

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
		(unaudited)
Selling, general and administrative	$19,622	$17,407	12.7%
Depreciation and amortization	340	415	(18.1)%

Total operating expense	$19,962	$17,822	(12.0)%

Income from operations	$13,695	$9,776	40.1%

The increase in selling, general and administrative expenses for the thirteen weeks ended February 2, 2008 was caused by the expenses related to the increase in wholesale sales, such as sales commissions, shipping supplies, advertising and sales promotion. Also during the thirteen weeks ended February 2, 2008, additional costs were incurred to consolidate and relocate the fragrance warehouse into the Bellport facility.

Included in operating expenses are allocated operating expenses under the Quality King service arrangements. These allocated expenses amounted to $0.7 million or 3.6% of total operating expenses during the transition period as compared to $1.0 million or 5.8% of total operating expenses for the thirteen weeks ended February 3, 2007.

Other Expenses:

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
		(unaudited)

Interest expense	$3,201	$3,486	8.2%

The decrease in interest expense results from a decrease in the interest rates on the revolving line of credit and the intercompany payable to Quality King of approximately 1.1% during the transition period as compared to the same period in the prior year.

Income Tax Provision:

	For the Thirteen Weeks Ended
	($ in thousands)
	February 2, 2008	February 3, 2007	Percentage Increase (Decrease)
		(unaudited)

Income tax provision	$4,387	$2,515	74.4%

The increase in income taxes is principally the result of the increase in income before taxes of $4.2 million for the transition period as compared to the thirteen weeks ended February 3, 2007. In addition, income taxes during the transition period includes additional taxes paid for state income tax audits.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, opening new stores and renovation of existing stores. Prior to the Merger, Model Reorg also financed extended terms on accounts receivable from E Com. These capital requirements generally have been satisfied through borrowings under the respective revolving credit facilities and notes payable to affiliates.

On August 11, 2008, in conjunction with the Merger, the Company and certain of its subsidiaries entered into a new $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation (“GECC”) serves as Agent (the “Senior Credit Facility”). The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

The Senior Credit Facility is scheduled to expire on August 11, 2011, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium; provided that, if the Company permanently reduces the revolving commitment in connection with a prepayment, on or before August 11, 2009, it must pay a prepayment fee equal to 1% of the amount of such reduction, or after such date and on or before August 11, 2010, it must pay a prepayment fee equal to 0.5% of the prepayment. Due to our non-compliance with certain covenants of the Senior Credit Facility, it is classified as a current liability on our consolidated balance sheet as of January 31, 2009.

Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the Company’s eligible accounts and a specified percentage of the Company’s eligible inventory from time to time. GECC has the right to impose reserves in its reasonable credit judgment, whether or not there is an Event of Default, which would effectively reduce the borrowing base and thereby the amount that the borrowers may borrow under the Senior Credit Facility. As of January 31, 2009, GECC had established a $15 million reserve against availability, reducing the amount the Company may borrow by $15 million. Under an amendment to the Senior Credit Facility executed as of May 26, 2009 (“Waiver and Amendment No.1”), reserves against borrowing availability increasing from $9 million to $15 million at August 4, 2009 and thereafter will automatically apply, in addition to any reserves that may be imposed from time to time in GECC’s reasonable credit judgment. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $12.5 million for swing line loans (that is, same-day loans from the lead or agent bank).

Until the end of fiscal 2008, interest under the Senior Credit Facility was, at the Company’s election unless an Event of Default exists, set at either (i) the higher of The Wall Street Journal corporate “base rate” or the federal funds rate plus 0.50% (the “Base Rate”) or (ii) the applicable London interbank offered rate (“LIBOR”), plus in each case, specified margins. These margins were determined based upon the Company’s excess availability (that is, at any time, an amount equal to (a) the lesser of the aggregate revolving commitments and the borrowing base at such time minus (b) the revolving exposure of all lenders) from time to time. Interest rate margins were initially set at 2.50% per annum for LIBOR borrowings and 1.25% for Base Rate borrowings. However, as a result of the covenant defaults described below, effective January 23, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility.

Under Waiver and Amendment No.1, interest under the Senior Credit Facility going forward will be, at the Company’s election unless an event of default exists, either the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00% (the “Index Rate”), in each case plus 3.50% or (ii) LIBOR (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

The Senior Credit Facility limits the Company’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business. The Senior Credit Facility also provided that advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $5 million with respect to any one supplier (together with its affiliates). Waiver and Amendment No. 1 reduced the limit for any one supplier to $3 million.

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. Beginning November 1, 2008, the Company was not in compliance with the maximum leverage ratio covenant and, beginning January 31, 2009, the Company was also not in compliance with the minimum fixed charge coverage and the inventory turnover ratio covenants. Any such noncompliance permits the lenders to accelerate the indebtedness and terminate the credit facility which would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. Instead, GECC elected to impose the Default Rate of interest on outstanding borrowings, as described above.

In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No.1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010.

The Senior Credit Facility also includes other customary events of default that would permit the lenders to accelerate the indebtedness and terminate the credit facility. Any future defaults that are not waived could result in our having to refinance the Senior Credit Facility and obtain an alternative source of financing. Due to the current weakness in the credit markets, there is no assurance that such financing would be obtained, or if such refinancing is obtained, that the terms of a new facility would be on terms comparable to the current Senior Credit Facility. If the Company were unable to obtain such financing, its operations and financial condition would be materially adversely affected and it would be forced to seek an alternative source of liquidity, such as by selling additional securities, to continue operations, or to limit its operations.

At the closing of the Merger, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to the Company on an unsecured basis. At the same time, we issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King. Glenn, Stephen and Arlene Nussdorf are principal stockholders of the Company, and Quality King is wholly owned by them. All of the subordinated promissory notes issued to the Nussdorf Trusts and Quality King are subordinated to the Senior Credit Facility and, pursuant to amendments as of May 26, 2009, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. The maturity date of the subordinated promissory notes payable to the Nussdorf Trusts is February 8, 2012 and that of the note payable to Quality King is June 30, 2012. The Nussdorf Trust notes bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility, and the Quality King note bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility. Quality King and the Nussdorf Trusts have acknowledged, by instruments dated as of March 15, 2009, that the Company’s nonpayment, because of the subordination provisions, of amounts otherwise due under these notes will not constitute a default under the notes.

On December 9, 2004, E Com issued a Subordinated Convertible Note (the “Convertible Note”) to Glenn and Stephen Nussdorf in exchange for a $5 million subordinated secured demand loan made in March 2004. The Convertible Note was originally secured by E Com’s assets, but, in connection with the August 11, 2008 financing transactions, Glenn and Stephen Nussdorf released and terminated their security interest. The Convertible Note was originally payable in January 2007; however it was modified in January 2006 to extend the due date to January 2009. The Convertible Note is subordinate to all bank related indebtedness and, pursuant to a May 26, 2009 amendment, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. As a result, the Convertible Note is currently in default, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%. The Convertible Note allows Glenn and Stephen Nussdorf to convert any or all of the principal and accrued interest due on the Convertible Note into shares of the Company’s common stock. The conversion price was originally $11.25, which equaled the closing market price of E Com’s common stock on December 9, 2004, and was reduced to $7.00 by the May 26, 2009 amendment.

Net cash used in operating activities during the year ended January 31, 2009 was approximately $9.5 million compared with approximately $51.6 million provided by operating activities during the transition period ended February 2, 2008. The year ended January 31, 2009 includes activities for the combined companies beginning August 11, 2008 whereas the transition period ended February 2, 2008 includes Model Reorg only. Accounts receivable decreased due to the decrease in sales to our wholesale customers. The decrease in accounts payable to non-affiliates is due to the timing of payments to our non-affiliated vendors in fiscal 2008.

Our purchases from related parties (E Com before the Merger and Parlux Fragrances, Inc. throughout the periods discussed) are generally payable in 90 days; however due to the seasonality of our business these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Net cash used in investing activities was approximately $10.7 million in fiscal 2008 compared to $0.5 million in the transition period ended February 2, 2008. The current period’s investing activities primarily represented spending for renovation of existing stores and new Perfumania stores that opened after the Merger date and capitalized Merger costs. During fiscal 2008, Perfumania opened 57 new stores, 35 of which opened after the Merger date, relocated two existing stores and closed five stores. At January 31, 2009, Perfumania operated 355 stores. Due to the current and anticipated economic environment in 2009, we plan to reduce the number of Perfumania new store openings to approximately 19 stores in fiscal 2009 and plan to close approximately eight stores. We anticipate we will spend approximately $4 million in fiscal 2009 on capital expenditures, the majority of which will be used for Perfumania new store construction and remodels, although these amounts may be reduced if our 2009 operating results fail to meet current expectations or GECC imposes additional restrictions on our Senior Credit Facility.

Net cash provided by financing activities during fiscal 2008 was approximately $17.9 million, primarily from borrowings from affiliates, compared with approximately $47.6 million used in financing activities for the transition period ended February 2, 2008.

A summary of our cash flows for fiscal 2008, the transition period, and fiscal 2007 is as follows (in thousands):

	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007
Summary Cash Flow Information:
Cash (used in) provided by operating activities	$(9,526)	$51,624	$(12,307)
Cash used in investing activities	(10,652)	(495)	(2,115)
Cash provided by (used in) financing activities	17,885	(47,622)	14,673

(Decrease) increase in cash	(2,293)	3,507	251
Cash at beginning of period	6,495	2,988	2,737

Cash at end of period	$4,202	$6,495	$2,988

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under our revolving credit facility, our affiliated borrowings and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service for the next twelve months. However, as discussed above, our bank lenders may reduce the amount of availability under the Senior Credit Facility, which could have a material adverse effect on our financial condition and results of operations. They also would have the right to terminate our Senior Credit Facility if we default on our covenants, which would require us to seek alternative financing in a highly unfavorable credit environment. Furthermore, the state of the national economy may worsen, which would further restrict customers’ ability to purchase fragrance products. Any of these circumstances, as well as any of the matters discussed in “Risk Factors” above, could have a materially adverse effect on our business operations and financial condition, so there can be no assurance that management’s plans and expectations will be successful.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s significant contractual obligations at January 31, 2009. Certain of these contractual obligations are reflected in our consolidated balance sheet at January 31, 2009, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$153,383	$—	$153,383	$—	$—
Notes payable-affiliate	97,019	636	36,017	60,366	—
Capital lease obligations (2)	11,706	1,270	2,585	2,654	5,197
Operating lease obligations (3)	219,427	27,982	51,193	41,169	99,083
Minimum royalty obligations	2,785	2,085	700	—	—
Other	544	173	318	53

	$484,864	$32,146	$244,196	$104,242	$104,280

(1)	This balance represents principal only as the interest rate is variable and accrues on outstanding balances which vary throughout the year. Due to our non-compliance with certain covenants in the credit facility, although the credit facility matures on August 11, 2011, it is classified as a current liability on the Company’s consolidated balance sheet as of January 31, 2009.
(2)	Excludes projected sublease revenue we anticipate receiving on excess facility space.
(3)	Excludes any amounts related to maintenance, taxes, insurance and other charges payable under operating lease agreements due to the future variability of these amounts.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

Table of Contents to Financial Statements

PAGE
Perfumania Holdings, Inc. and Subsidiaries

Reports of Independent Registered Public Accounting Firms	30

Consolidated Balance Sheets as of January 31, 2009 and February 2, 2008	32

Consolidated Statements of Operations for the Fiscal Year Ended January 31, 2009, Thirteen Weeks Ended February 2, 2008 and Fiscal Year Ended October 31, 2007	33

Consolidated Statements of Shareholders’ Equity for the Fiscal Year Ended January 31, 2009, Thirteen Weeks Ended February 2, 2008 and Fiscal Year Ended October 31, 2007	34

Consolidated Statements of Cash Flows for the Fiscal Year Ended January 31, 2009, Thirteen Weeks Ended February 2, 2008 and Fiscal Year Ended October 31, 2007	35

Notes to Consolidated Financial Statements	36

Supplemental schedules have been omitted, as all required information is disclosed or not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Perfumania Holdings, Inc.

Bellport, New York

We have audited the accompanying consolidated balance sheet of Perfumania Holdings, Inc. and subsidiaries (the “Company”) as of January 31, 2009 and the related consolidated statement of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and subsidiaries as of January 31, 2009, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Jericho, New York

July 2, 2009

Report of Independent Registered Public Accounting Firm

Perfumania Holdings, Inc. and Subsidiaries

Bellport, New York

We have audited the accompanying consolidated balance sheet of Perfumania Holdings, Inc. and Subsidiaries (formerly Model Reorg, Inc. and Subsidiaries) as of February 2, 2008 and the related consolidated statements of operations, shareholders’ equity and cash flows for the thirteen weeks ended February 2, 2008 and the year ended October 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and Subsidiaries (formerly Model Reorg, Inc. and Subsidiaries) as of February 2, 2008 and the results of its operations and its cash flows for the thirteen weeks ended February 2, 2008 and the year ended October 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

New York, New York

October 13, 2008

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 31, 2009	February 2, 2008
ASSETS:
Current assets:
Cash and cash equivalents	$4,202	$6,495
Accounts receivable, net of allowances of $1,049 and $147, as of January 31, 2009 and February 2, 2008, respectively	29,035	32,504
Deferred tax asset: current	—	2,527
Inventories	301,883	188,801
Receivables from an affiliate	—	32,494
Prepaid expenses and other current assets	5,813	3,733

Total current assets	340,933	266,554

Property and equipment, net	41,755	2,643
Goodwill	—	20,434
Other assets, net	17,442	9,742

Total assets	$400,130	$299,373

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$153,383	$—
Accounts payable	28,834	28,791
Accounts payable-affiliate	12,169	—
Accrued expenses and other liabilities	20,717	12,051
Current portion of notes payable - affiliate	640	—
Current portion of obligations under capital leases and other long-term debt	1,102	210

Total current liabilities	216,845	41,052

Revolving credit facility	—	105,320
Notes payable - affiliate	96,379	61,700
Long-term portion of obligations under capital leases	3,253	52
Other long term liabilities	3,772	531

Total liabilities	320,249	208,655

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 and no shares authorized, as of January 31, 2009 and February 2, 2008, respectively, none issued	—	—
Common stock, $.01 and no par value, respectively, 20,000,000 and 200 authorized; respectively, 9,864,666 and 111 shares issued and outstanding as of January 31, 2009 and February 2, 2008, respectively	99	1
Additional paid-in capital	125,007	13,905
(Accumulated deficit) retained earnings	(36,648)	78,287
Treasury stock, at cost, 898,249 and 14 shares as of January 31, 2009 and February 2, 2008, respectively	(8,577)	(1,475)

Total shareholders’ equity	79,881	90,718

Total liabilities and shareholders’ equity	$400,130	$299,373

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007

Net sales	$429,294	$115,469	$327,712
Cost of goods sold	294,474	81,812	237,203

Gross profit	134,820	33,657	90,509

Operating expenses:
Selling, general and administrative expenses	119,994	19,622	60,113
Asset impairment	68,078	—	—
Depreciation and amortization	7,423	340	1,411
Recovery on vendor advances	—	—	(2,367)

Total operating expenses	195,495	19,962	59,157

(Loss) income from operations	(60,675)	13,695	31,352
Interest expense	12,023	3,201	12,749

(Loss) income before income tax provision	(72,698)	10,494	18,603
Income tax provision	14,262	4,387	7,353

Net (loss) income	$(86,960)	$6,107	$11,250

Net (loss) income per common share:
Basic and diluted	$(15.41)	$1.04	$2.10

Weighted average number of common shares outstanding:

Basic and diluted	7,364,203	5,900,000	5,368,468

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Common Stock in Treasury Stock
	Shares	Amount			Shares	Amount	Total
Balance at October 31, 2006	100	$1	$2,179	$60,930	14	$(1,475)	$61,635

Net income	—	—	—	11,250	—	—	11,250

Acquisition of Jacavi	11	—	10,800	—	—	—	10,800

Stockholder contribution	—	—	926	—	—	—	926

Balance at October 31, 2007	111	1	13,905	72,180	14	(1,475)	84,611

Net income	—	—	—	6,107	—	—	6,107

Balance at February 2, 2008	111	1	13,905	78,287	14	(1,475)	90,718

Issuance of stock for reverse merger with Model Reorg, Inc.	9,857,290	99	84,396	—	898,249	(8,577)	75,918

Warrants issued to shareholders of acquiror	—	—	26,500	(26,500)	—	—	—

Exercise of stock options	7,376	—	19	—	—	—	19

Retirement of Model Reorg, Inc. common stock and treasury stock	(111)	(1)	1	(1,475)	(14)	1,475	—

Share based compensation expense	—	—	186	—	—	—	186

Net loss	—	—	—	(86,960)	—	—	(86,960)

Balance at January 31, 2009	9,864,666	$99	$125,007	$(36,648)	898,249	$(8,577)	$79,881

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007
Cash flows from operating activities:
Net (loss) income	$(86,960)	$6,107	$11,250

Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Asset impairment	68,078	—	—
Deferred income taxes	14,934	119	2,615
Recovery on vendor advances	—	—	(2,367)
Depreciation and amortization	6,579	340	1,411
Amortization of deferred financing costs	844	—	—
Provision for losses on accounts receivable	1,285	(108)	40
Share based compensation	186
Change in operating assets and liabilities:
Trade receivables	4,386	24,564	(9,272)
Receivables from affiliate	(11,850)	(7,010)	(8,757)
Inventories	16,339	29,405	(8,272)
Prepaid expenses and other assets	1,777	2,307	550
Accounts payable-non affiliates	(31,807)	(2,091)	(2,421)
Accounts payable-affiliates	(1,461)	(2,152)	2,152
Accrued expenses and other liabilities	8,144	143	764

Net cash (used in) provided by operating activities	(9,526)	51,624	(12,307)

Cash flows from investing activities:
Additions to property and equipment	(8,861)	(284)	(505)
Other investing activities	(1,791)	(211)	(1,610)

Net cash used in investing activities	(10,652)	(495)	(2,115)

Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(1,351)	(32,958)	15,459
Borrowings (repayments) on affiliated notes payable	23,311	(14,613)	3,224
Payments of long-term debt and other	(159)	(51)	(3,852)
Deferred financing costs	(3,710)	—	—
Payment of notes payable - former stockholder	—	—	(158)
Principal payments under capital lease obligations	(225)	—	—
Proceeds from exercise of stock options	19	—	—

Net cash provided by (used in) financing activities	17,885	(47,622)	14,673

Net (decrease) increase in cash	(2,293)	3,507	251
Cash and cash equivalents at beginning of period	6,495	2,988	2,737

Cash and cash equivalents at end of period	$4,202	$6,495	$2,988

Supplemental Information:

Cash paid during the period for:
Interest	$6,757	$2,801	$8,548
Income taxes	$3,070	$132	$9,811

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

On August 11, 2008, Perfumania Holdings, Inc. (formerly, E Com Ventures, Inc. or “E-Com”) (the “Company”) completed its acquisition of Model Reorg, Inc. (“Model Reorg”) when Model Reorg merged into the Company’s wholly owned subsidiary, Model Reorg Acquisition LLC (“Model Acquisition”) (“the Merger”). Perfumania Holdings, Inc., a Florida corporation, performs all of its operations through five wholly-owned subsidiaries, Quality King Fragrance, Inc. (“QFG”), Five Star Fragrance Company, Inc. (“Five Star”), Scents of Worth (“SOW”), Perfumania, Inc. (“Perfumania”), and perfumania.com, inc (“perfumania.com”).

The Company’s wholesale business, which is conducted through its subsidiary, QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Sears, Marshalls, Target, Ross Stores and TJ Maxx. The Company’s manufacturing division is operated by another subsidiary, Five Star, which owns and licenses designer and other fragrance brands, paying royalties to the licensors based on a percentage of sales. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and scented candles, and which is sold exclusively in Perfumania’s retail stores. Five Star’s owned and licensed brands are sold principally through the Company’s wholesale business, SOW’s consignment business, and Perfumania’s retail stores. All manufacturing operations are outsourced to third party manufacturers. Five Star’s sales and results of operations are not significant to the Company’s results on a consolidated basis and are included within the Company’s wholesale business for reporting purposes.

The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of January 31, 2009, Perfumania operated a chain of 355 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States and Puerto Rico. Prior to the Merger, Perfumania’s wholesale division distributed fragrances and related products primarily to Model Reorg. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW is the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 3,100 stores, including more than 1,400 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Filene’s Basement, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade.

One QFG customer, Wal-Mart, accounted for approximately 13% and 15% of Model Reorg’s total net sales in the transition period and fiscal 2007, respectively. There were no customers who accounted for more than 10% of net sales in fiscal 2008. QFG provided extended payment terms to Perfumania prior to the Merger, which had a material impact on Model Reorg’s pre-Merger working capital.

OTHER MATTERS - LIQUIDITY ENHANCEMENT AND COST REDUCTION

The Company was greatly impacted by the recessionary pressures in fiscal 2008, including a significant decline in consumer spending in the latter portion of the year. As the Company anticipates that the global economic recession will continue throughout 2009 and perhaps beyond and that consumer spending and confidence will remain depressed, the Company is focusing on carefully managing those factors within its control, most importantly spending, including reducing its planned fiscal 2009 capital budget, and improving inventory productivity to maximize inventory turns for both wholesale and retail operations. The Company will also continue its efforts to improve its retail operations and in-store experience to maximize retail revenues, reduce its cost base and minimize discretionary spending, as well as improving working capital and operating cash flows.

In May 2009, the Company completed an amendment of its Senior Credit Facility (the “Amended Agreement”), (see Note 8). The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Amended Agreement will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Amended Agreement will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending; the Company’s ability to comply with financial covenants (as amended) and other covenants included in its Senior Credit Facility.

If the Company does not have a sufficient borrowing base at any given time, borrowing availability under the Amended Agreement may not be sufficient to support liquidity needs. Insufficient borrowing availability under the Amended Agreement would have a material adverse effect on the Company’s financial condition and results of operations. If the Company were unable to comply with the requirements in the Amended Agreement, it would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, which would have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

Following the Merger, the Company changed its fiscal year end to the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. Prior to the Merger, Model Reorg’s fiscal year end was October 31. In the accompanying notes, fiscal 2008 refers to the fiscal year beginning February 3, 2008 and ending January 31, 2009, the transition period refers to the period beginning November 1, 2007 and ending February 2, 2008 and fiscal 2007 refers to the fiscal year beginning November 1, 2006 and ending October 31, 2007.

BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Model Reorg prior to the Merger and the results of the consolidated companies starting on the Merger date, August 11, 2008.

The consolidated financial statements of Model Reorg include the following wholly owned subsidiaries: QKF, Five Star, and SOW. Model Reorg is an affiliate of Quality King Distributors, (“Quality King”) through common ownership.

On August 11, 2008, the Company completed its acquisition of Model Reorg when Model Reorg merged into the Company’s wholly owned subsidiary, Model Acquisition. Under the terms of the Agreement and Merger Agreement, dated as of December 21, 2007 and amended on July 8, 2008, by and among the Company, Model Reorg, the shareholders of Model Reorg, and Model Acquisition, the Company issued to the Model Reorg shareholders 5,900,000 shares of the Company’s common stock and warrants exercisable for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $23.94 per share. The shares issued to the Model Reorg shareholders represented approximately 66% of the Company’s 8,959,041 outstanding shares following the Merger, and approximately 71% assuming exercise of all of the Warrants. The Company’s shareholders approved the issuance of the shares and Warrants at a special meeting on August 8, 2008. For accounting purposes, Model Reorg is considered to be the acquirer. Accordingly, the Merger consideration has been allocated among the fair values of E Com’s assets and liabilities and the historical financial statements reflect the historical results of Model Reorg prior to the transaction date of August 11, 2008 and those of the combined companies beginning August 11, 2008. However, the Company will continue to use the same fiscal year end, the Saturday closest to January 31, as E Com used before the Merger. Model Reorg’s fiscal year end before the Merger was October 31. The audited consolidated financial statements of Model Reorg as of October 31, 2007 and 2006 and for the years ended October 31, 2007, 2006 and 2005 were previously filed with the Securities and Exchange Commission (“SEC”). The audited consolidated financial statements of Model Reorg as of and for the thirteen weeks ended February 2, 2008 were also filed with the SEC. The unaudited consolidated financial statements of Model Reorg as of July 31, 2008 and for the three months and nine months ended July 31, 2008 and 2007 were included with the Company’s Form 8-K, amendment number 1, filed with the SEC on October 27, 2008.

We have incurred substantial indebtedness to fund our business operations. Our Senior Credit Facility requires us to maintain compliance with various financial covenants. Our ability to meet those covenants can be affected by events beyond our control, and therefore we may be unable to meet those covenants. If our actual results deviate significantly from our projections, we may not be in compliance with the covenants and might not be allowed to borrow under the credit facility or may be required to accelerate repayment. If we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing shareholders.

If we are unable to generate sufficient cash flows from operations to service our obligations, we could face liquidity and working capital constraints, which could adversely impact our future operations and growth. If we need to raise additional funds to support our operations, we may not be able to do so on favorable terms, or at all. Without such funding, we may need to modify or abandon our growth strategy or eliminate product offerings, any of which could negatively impact our financial position.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of Model Reorg prior to the Merger and results of the consolidated companies starting on the Merger date. All intercompany balances and transactions have been eliminated in consolidation.

CASH AND CASH EQUIVALENTS

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

Cash and cash equivalents are deposited with major financial institutions and, at times, such balances with any one financial institution may be in excess of the FDIC-insured limit. In September 2008, the FDIC-insured limit was temporarily increased from $100,000 to $250,000. The limit will revert back to $100,000 on January 1, 2010. The FDIC is also providing unlimited coverage on non-interest bearing transaction accounts through December 31, 2009 for banks participating in the FDIC Temporary Liquidity Guarantee Program.

ACCOUNTS RECEIVABLES

The Company’s accounts receivables consist primarily of trade receivables due from wholesale sales. Also included are credit card receivables and receivables due from consignment sales relating to the Company’s retail business segment. Generally, there are three to four days of retail sales transactions outstanding with third-party credit card vendors and approximately one to two weeks of consignment retail sales at any point in time. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions.

INVENTORIES

Inventories, principally consisting of finished goods, are stated at the lower of cost or market with cost being determined on a weighted average basis, which approximates the first-in, first-out method. The cost of inventory includes product cost and freight charges. Write offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise. Inventory shrinkage is estimated and accrued between physical inventory counts.

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation for property and equipment, which includes assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including one stated renewal period that is reasonably assured, and for which the Company would incur a substantial economic penalty, or the estimated useful lives of the improvements, generally ten years, with the exception of the improvements on the corporate office and warehouse in Bellport, New York which has a lease term of twenty years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are reflected in operations. See Note 6.

GOODWILL AND INTANGIBLES

In accordance with Statements of Financial Accounting Standards (“SFAS”) No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company’s annual impairment test is performed at the end of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”). The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand.

During and subsequent to the fourth quarter 2008, the capital markets experienced substantial volatility and the Company’s stock price decreased significantly causing the Company’s book value to exceed its market capitalization. In addition, the operating performance and cash flows of its retail and wholesale segments declined. See Note 4 for a discussion of the impairment charges for goodwill and intangible assets recognized in fiscal 2008.

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

REVENUE RECOGNITION

Revenue from wholesale transactions is recognized when title passes, which occurs either upon shipment of products or delivery to the customer. Revenue from retail sales is recorded, net of discounts, at the point of sale, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. Shipping and handling revenue from our Internet sales is included as a component of net sales. Revenues are presented net of any taxes collected from customers. Revenue from gift cards is recognized at the time of redemption. Returns of store and Internet sales are allowed within 30 days of purchase.

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

COST OF GOODS SOLD

Cost of goods sold include the cost of merchandise sold, inventory valuation writedowns, inventory shortages, damages and freight charges.

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

INCOME TAXES

Income taxes are accounted for under SFAS No. 109, “Accounting for Income Taxes,” (“SFAS 109”). In accordance with SFAS 109, deferred tax assets and liabilities are recognized for the differences between the financial reporting carrying values and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is recognized to reduce net deferred tax assets to amounts that management believes are more likely than not expected to be realized. Significant judgment is required in determining the provision for income taxes. Changes in estimates may create volatility in the Company’s effective tax rate in future periods for various reasons including, but not limited to: changes in tax laws/rates, forecasted amounts and mix of pre-tax income/loss, settlements with various tax authorities, the expiration of the statute of limitations on some tax positions and obtaining new information about particular tax positions that may cause management to change its estimates. In the ordinary course of business, the ultimate tax outcome is uncertain for many transactions. It is the Company’s policy to recognize, at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority, the impact of an uncertain income tax position on its income tax return. The tax provisions are analyzed at least quarterly and adjustments are made as events occur that warrant adjustments to those provisions. The Company records interest expense and penalties payable to relevant tax authorities as income tax expense.

The Company adopted the provisions of FASB Interpretation 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” (“FIN 48”) effective February 4, 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See further discussion at Note 10.

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes, in periods in which they are dilutive, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years.

Basic and diluted net (loss) income per common share are computed as follows:

	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007
	($ in thousands, except share amounts)

Net (loss) income - basic and diluted	$(86,960)	$6,107	$11,250

Warrants issued to shareholders of acquiror	(26,500)	—	—

Adjusted net (loss) income - basic and diluted	$(113,460)	$6,107	$11,250

Denominator:
Weighted average number of shares for basic and dilutive net (loss) income per share	7,364,203	5,900,000	5,368,468

Basic and diluted net (loss) income per common share	$(15.41)	$1.04	$2.10

All common stock equivalents are excluded from the computation of diluted net income per share in fiscal 2008 because the result is antidilutive. Model Reorg share numbers for periods before February 2, 2008 represent the 5.9 million shares issued by the Company in the Merger in exchange for the common shares of Model Reorg. They do not include the 1.5 million shares issuable upon exercise of the Warrants issued by the Company in the Merger since they would have been antidilutive as E Com’s average market price was lower than the Warrant exercise price during each relevant period. Since Model Reorg had only 96.9 shares outstanding, this treatment permits a more meaningful presentation of Model Reorg’s income per share.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Note 9 for a discussion of impairment charges for long-lived assets recorded in fiscal 2008.

SHARE BASED COMPENSATION

Share based compensation expense is recognized on a straight-line basis over the requisite service period. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. See further discussion at Note 11.

PRE-OPENING EXPENSES

Pre-opening expenses related to new stores are expensed as incurred.

SHIPPING AND HANDLING FEES AND COSTS

The cost related to shipping and handling for wholesale sales are classified as freight out, which is included in selling, general and administrative expenses. Income generated by retail sales from shipping and handling fees is classified as revenues and the costs related to shipping and handling are classified as cost of goods sold.

ADVERTISING COSTS

Advertising expense for fiscal 2008, the transition period and fiscal 2007 was approximately $4.9 million, $1.2 million and $2.9 million, respectively, and is charged to expense when incurred. There were no cooperative advertising amounts received from vendors for fiscal 2008, the transition period and fiscal 2007.

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

CONCENTRATIONS OF CREDIT RISK

The Company is potentially subject to a concentration of credit risk with respect to its trade receivables, the majority of which are due from retails and wholesale distributors. Credit risks also relate to the seasonal nature of the business. The Company’s sales are concentrated in November and December for the holiday season. The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains allowances to cover potential or anticipated losses for uncollectible accounts. The Company maintains credit insurance on certain receivables, which minimizes the financial impact of uncollectible accounts.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to impact the Company’s results of operations, financial position or cash flows.

In May 2008, the FASB issued SFAS 162 “The Hierarchy of Generally Accepted Accounting Principles,” (“SFAS 162”). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the hierarchy of generally accepted accounting principles from the auditing standards. The Company does not expect the adoption of SFAS 162 to impact its results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it will have no impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination and may impact the taxes on prior acquisitions. SFAS 141(R) is effective for acquisitions occurring in fiscal years beginning after December 15, 2008. We expect that SFAS 141(R) will require us to account for future acquisitions in a manner significantly different from past acquisitions.

In December 2007, the FASB issued SFAS 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. SFAS 160 is effective for fiscal years beginning after December 15, 2008 and early adoption is prohibited. The Company does not expect the adoption of SFAS 160 to impact its results of operations, financial position or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115.” (“SFAS 159”). SFAS 159 permits entities to choose to measure eligible items at fair value at specified election dates and report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS 159 is effective for fiscal 2008. The adoption of SFAS 159 did not have any effect on the Company’s results of operations, financial position and cash flows.

In September 2006, the FASB issued SFAS 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was effective for the first interim period beginning in fiscal 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. The adoption of SFAS 157 did not have a material effect on the Company’s results of operations, financial position and cash flows. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. The Company does not expect the adoption of SFAS 157 as it relates to non financial assets and liabilities to have a material effect on its results of operations, financial position and cash flows.

NOTE 3 - ACQUISITION OF MODEL REORG

As discussed in Notes 1 and 2 above, on August 11, 2008, we issued 5,900,000 shares of our common stock and warrants to purchase an additional 1,500,000 shares of our common stock in exchange for the shares of Model Reorg, which merged into our wholly owned subsidiary, Model Reorg Acquisition LLC. A special committee consisting of independent members of the Company’s Board of Directors recommended the Merger because they believed that the combination with Model Reorg would create a large, independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that would be well-positioned to compete in the marketplace and drive growth and benefit from increased operating scale.

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

In accordance with the accounting for reverse acquisitions pursuant to SFAS No. 141 “Business Combinations” (“SFAS 141”), the total purchase price has been allocated to the net tangible and intangible assets acquired and liabilities assumed of E Com in connection with the transaction, based on their fair values as of August 11, 2008, while the assets and liabilities of Model Reorg are reflected at historical cost in the Company’s consolidated balance sheet. Management determined the fair value of the assets acquired and liabilities assumed with the assistance of an independent valuation firm, and the allocation of the purchase price described below reflects that determination.

Since Model Reorg is deemed to be the accounting acquirer for accounting purposes, the total purchase price was determined based on the outstanding shares of E Com as of August 11, 2008, plus the Model Reorg transaction costs, as follows:

(in thousands)

Fair value of E Com common stock (1)	$76,384
Model Reorg transaction costs	5,945

Total purchase price	$82,329

(1)	3,059,041 E Com common shares outstanding as of August 11, 2008 at $24.97 per share, representing the average closing market price over the two days prior to and two days after December 21, 2007, the day the Merger was agreed to and announced.

The total purchase price, as finally determined, has been allocated as follows:

(in thousands)
Current assets	$140,408
Property and equipment, net	38,505
Other assets	6,686
Tradename	13,000
Goodwill	39,891
Liabilities assumed	(156,161)

Total purchase price	$82,329

The Company performed an impairment assessment on goodwill and tradenames on the last day of the fourth quarter of fiscal 2008 and the entirety of goodwill and a portion of the tradename recorded in the above purchase price allocation was impaired. See further discussion at Note 4.

The following table presents pro forma results of operations and gives effect to the transaction as if the acquisition of Model Reorg was consummated at November 1, 2006. The unaudited pro forma results of operations are not necessarily indicative of what would have occurred had the transaction been completed at the beginning of the period or of the results that may occur in the future.

	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007
	($ in thousands, except per share amounts)

Net sales	$525,439	$201,052	$538,619
(Loss) income from operations	(63,972)	21,799	38,295
Net (loss) income	(92,758)	9,903	12,380
Net (loss) income per share:
Basic	$(10.35)	$1.11	$1.38
Diluted	(10.35)	1.05	1.36

NOTE 4 - GOODWILL AND INTANGIBLES

The following table provides information relation to intangible assets (in thousands):

		January 31, 2009				February 2, 2008
	Useful Life (years)	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value

Tradenames	7-20	$10,559	$5,997	$0	$4,562	$10,559	$5,187	$0	$5,372
Tradenames (non-amortizing)	N/A	13,000	0	4,500	8,500	0	0	0	0

		$23,559	$5,997	$4,500	$13,062	$10,559	$5,187	$0	$5,372

The changes in carrying amount of goodwill for the year ended January 31, 2009 are as follows (in thousands):

	Wholesale	Retail	Total
Balance at February 2, 2008	$20,434	$—	$20,434
Acquisition of Model Reorg	—	39,891	39,891
Impairment charges	(20,434)	(39,891)	(60,325)

Balance at January 31, 2009	$—	$—	$—

In accordance with SFAS 142, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company’s annual impairment test is performed at the end of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. Pursuant to SFAS 142, a reporting unit is defined as an operating segment or one level below an operating segment (a component), for which discrete financial information is available and reviewed by management. The Company’s reporting units were identified as its retail and wholesale segments. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. The discount rate used approximates the weighted average cost of capital of a hypothetical third party buyer. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS 144. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. Included in other assets, net, on the accompanying condensed consolidated balance as of January 31, 2009 are $8.5 million related to the estimated value of the Perfumania tradename and $4.6 million for trademarks and licenses of Five Star.

On the last day of fiscal 2008, the Company performed its annual impairment testing of goodwill and intangible assets with indefinite lives. The Company considers many factors in evaluating whether the carrying value of these assets may not be recoverable, including the actual and projected performance and cash flows of the reporting units and the market capitalization in relation to the book value of the Company. Beginning in the third quarter of fiscal 2008 and continuing into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. In addition, the operating performance and cash flows of the Company’s retail and wholesale segments declined during the fourth quarter of fiscal 2008. Accordingly, the Company compared its market capitalization to the combined fair values of its reporting units. The fair values of the reporting units were determined using valuation techniques based on estimates, judgments and assumptions management believes were appropriate in the circumstances. Based on its analysis, the Company concluded that $4.5 million of trademarks, all of which related to trademarks recorded as a result of the acquisition of Model Reorg in August 2008 discussed in Note 3 of these financial statements, was impaired, and that its remaining goodwill of $60.3 million, including $39.9 million of goodwill recorded as a result of the acquisition of Model was fully impaired. Such impairment charges are included in asset impairment on the accompanying consolidated statement of operations for fiscal 2008.

On October 5, 2007, the Company acquired all the stock of Jacavi, LLC (“Jacavi”) a fragrance distributor, in exchange for shares of Model Reorg common stock which was valued at $10,800. The acquisition was accounted for as a purchase and the results of operations of Jacavi are included in the accompanying consolidated financial statements since the date of acquisition. In connection with the acquisition, the Company performed a valuation of Jacavi with the assistance of a third party. Based on the fair value of the assets acquired and liabilities assumed, and the purchase consideration associated with the acquisition, the Company recorded goodwill of $11,042, including $242 of acquisition costs.

Based on the Company’s purchase price allocation, the cost of the acquisition was allocated to the fair value of the net assets acquired as follows (in thousands):

Accounts receivable and other assets	$1,566
Inventories	4,990
Goodwill	11,042
Accounts payable and other liabilities	(1,616)
Payable to Model Reorg	(4,940)

$11,042

The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Fiscal Year	Amortization Expense
2009	$849
2010	849
2011	849
2012	849
2013	849

NOTE 5 - NON-CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities (in thousands):

NON-CASH TRANSACTIONS	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007

Equipment acquired under capital leases	$356	$—	$—
Accounts payable for property and equipment	410	—	—

NOTE 6 - PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

	January 31, 2009	February 2, 2008	Estimated Useful Lives (In Years)
Buildings and improvements	$31,135	$908	Lesser of useful life or lease term
Furniture and fixtures	16,927	4,008	5-7
Machinery and equipment	4,645	5,840	7

	52,707	10,756
Less:
Accumulated depreciation	(10,952)	(8,113)

	$41,755	$2,643

Depreciation and amortization expense on property and equipment for fiscal 2008, the transition period and fiscal 2007 was $5.8 million, $0.1 million and $0.5 million, respectively. Accumulated depreciation for building and equipment under capital leases was $0.6 million as of January 31, 2009 and $0.3 million at February 2, 2008.

See Note 13 for further discussion of capital leases.

NOTE 7 - RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,349,476 shares or approximately 71% of the total number of shares of the Company’s common stock as of January 31, 2009, excluding shares issuable upon conversion of the Warrants discussed in Note 3 or the Convertible Note discussed in Note 8, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Glenn and Stephen Nussdorf were also principal shareholders of E Com before the Merger. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

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

See Note 8 for discussion of notes payable to affiliates.

Effective August 1, 2008, the 2003 Stockholder Agreement between Model Reorg and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long term notes payable - affiliate as of January 31, 2009, in the amount of $1.7 million and the liability is included in accrued expenses and other current liabilities as of February 2, 2008 on the accompanying consolidated balance sheet in the amount of $1.9 million.

Transactions with Affiliated Companies

Model Reorg sold approximately $15.4 million, $13.3 million and $25.2 million of wholesale merchandise to E Com in fiscal 2008 prior to the Merger, the transition period and fiscal year 2007, respectively. These wholesale sales are included in net sales in the accompanying consolidated statements of operations. Cost of goods sold on these affiliate sales were $10.5 million, $10.8 million and $22.0 million in fiscal 2008 prior to the Merger, the transition period and fiscal 2007, respectively. These affiliate cost of goods sold are included in cost of goods sold in the accompanying consolidated statement of operations. Model Reorg had approximately $32.5 million of accounts receivable from E Com as of February 2, 2008.

Model Reorg’s purchases of product from E Com for fiscal 2008 prior to the Merger, the transition period and fiscal year 2007 were approximately $14.9 million, $11.6 million and $49.2 million, respectively. Effective with the Merger on August 11, 2008, all transactions between the former Model Reorg and E Com subsidiaries are eliminated in consolidation.

Glenn Nussdorf beneficially owns approximately 9.9% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. Perfumania has historically purchased merchandise from Parlux. It had $44.7 million of such purchases in its fiscal 2007 and $14.3 million during its fiscal 2008 before the Merger, and the amount due from E Com to Parlux on February 2, 2008 was $12.5 million, which amounts are not included in the Company’s financial statements due to the reverse acquisition accounting treatment. Purchases from Parlux included in the Company’s financial statements for fiscal 2008 following the Merger aggregated approximately $25.4 million, and the amount due to Parlux at January 31, 2009 was approximately $12.2 million. This amount is non-interest bearing and is included in accounts payable-affiliate in the accompanying consolidated balance sheet. Because Model Reorg did not historically purchase from Parlux, the Company’s financial statements do not include any purchases from Parlux in either the thirteen weeks ended February 2, 2008 or the fiscal year ended October 31, 2007, and no balance is shown as due to Parlux at February 2, 2008. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this is now the location of the Company’s principal offices. The monthly current sublease payments of approximately $199,000 increase by 3% annually. Total payments by the Company to Quality King in fiscal 2008 for this sublease were approximately $2.3 million.

Model Reorg historically received shared services from Quality King pursuant to a service agreement. The agreement with Quality King provided for the allocation of expenses which were calculated based on various assumptions and methods. The methods employed utilized various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. Effective with the Merger on August 11, 2008, the Company and Quality King executed a new Services Agreement providing for the Company’s participation in certain third party arrangements, including 401(k), medical, dental, and flex spending plans, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company will also share with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The new Services Agreement will terminate on thirty days’ written notice from either party. Allocated operating expenses for fiscal 2008 were $1.1 million, or 0.6% of total operating expenses, during the transition period allocated expenses were $0.7 million, or 3.6% of total operating expenses and during fiscal 2007 allocated expenses were $3.7 million, or 6.3% of total operating expenses.

NOTE 8 - REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliates consist of the following:

	January 31, 2009	February 2, 2008
	(in thousands)

Revolving credit facility interest payable monthly, secured by a pledge of all of the Company’s assets	$153,383	$105,320
Subordinated convertible note payable-affiliates	5,000	—
Subordinated non-convertible notes payable-affiliates	92,019	—
Notes payable - affiliate	—	61,700

	250,402	167,020
Less current portion	(154,023)	—

Total long-term debt	$96,379	$167,020

On August 11, 2008, in conjunction with the Merger with Model Reorg, the Company and certain of its subsidiaries entered into a new $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation (“GECC”) serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wachovia Capital Markets serves as Joint Lead Arranger (the “Senior Credit Facility”). The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

The Senior Credit Facility is scheduled to expire on August 11, 2011, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium; provided that, if the Company permanently reduces the revolving commitment in connection with a prepayment, on or before August 11, 2009, it must pay a prepayment fee equal to 1% of the amount of such reduction, or after such date and on or before August 11, 2010, it must pay a prepayment fee equal to 0.5% of the prepayment. The initial proceeds of the Senior Credit Facility were used to pay amounts incurred in connection with the Merger and to satisfy amounts outstanding under E Com’s and Model Reorg’s previous senior credit facilities. Due to the Company’s non-compliance with certain covenants of the Senior Credit Facility, the Senior Credit Facility is classified as a current liability on the consolidated balance sheet as of January 31, 2009.

Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible accounts and a specified percentage of the borrowers’ eligible inventory from time to time. GECC has the right to impose reserves in its reasonable credit judgment, whether or not there is an Event of Default, which would effectively reduce the borrowing base and thereby the amount that the borrowers may borrow under the Senior Credit facility. As of January 31, 2009, GECC established a $15 million reserve against availability, reducing the amount the borrowers may borrow by $15 million. Under an amendment to the Senior Credit Facility executed as of May 26, 2009 (“Waiver and Amendment No.1”), reserves against borrowing availability increasing from $9 million to $15 million at August 4, 2009 and thereafter will automatically apply, in addition to any reserves that may be imposed from time to time in GECC’s reasonable credit judgment. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $12.5 million for swing line loans (that is, same-day loans from the lead or agent bank).

Until the end of fiscal 2008, interest under the Senior Credit Facility was, at the Company’s election unless an Event of Default exists, set at either (i) the higher of The Wall Street Journal corporate “base rate” or the federal funds rate plus 0.50% (the “Base Rate”) or (ii) the applicable London interbank offered rate (“LIBOR”), plus in each case, specified margins. These margins were determined based upon the Company’s excess availability (that is, at any time, an amount equal to (a) the lesser of the aggregate revolving commitments and the borrowing base at such time minus (b) the revolving exposure of all lenders) from time to time. Interest rate margins were initially set at 2.50% per annum for LIBOR borrowings and 1.25% for Base Rate borrowings. However, as a result of the covenant defaults described below, effective January 23, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility.

Under Waiver and Amendment No.1, interest under the Senior Credit Facility going forward will be, at the Company’s election unless an event of default exists, either the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00% (the “Index Rate”), in each case plus 3.50% or (ii) LIBOR (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

The Senior Credit Facility limits the Company’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business. The Senior Credit Facility also provided that advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $5 million with respect to any one supplier (together with its affiliates). Waiver and Amendment No. 1 reduced the limit for any one supplier to $3 million.

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. Beginning November 1, 2008, the Company was not in compliance with the maximum leverage ratio and, beginning January 31, 2009, the Company was also not in compliance with the minimum fixed charge coverage and the inventory turnover ratio covenants. Any such noncompliance permits the lenders to accelerate the indebtedness and terminate the credit facility which would result in all amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. Instead, GECC elected to impose the Default Rate of interest on outstanding borrowings, as described above.

In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No.1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010.

The Senior Credit Facility also includes other customary events of default that, if not waived, would permit the lenders to accelerate the indebtedness and terminate the credit facility. Any future defaults that are not waived could result in our having to refinance the Senior Credit Facility and obtain an alternative source of financing. Due to the current weakness in the credit markets, there is no assurance that such financing would be obtained, or if such refinancing is obtained, that the terms of a new facility would be on terms comparable to the current Senior Credit Facility. If the Company were unable to obtain such financing, its operations and financial condition would be materially adversely affected and it would be forced to seek an alternative source of liquidity, such as by selling additional securities, to continue operations, or to limit its operations.

At the closing of the Merger, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to the Company on an unsecured basis. At the same time, we issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King. All of the subordinated promissory notes issued to the Nussdorf Trusts and Quality King are subordinated to the Senior Credit Facility and, pursuant to amendments as of May 26, 2009, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. The maturity date of the subordinated promissory notes payable to the Nussdorf Trusts is February 8, 2012 and that of the note payable to Quality King is June 30, 2012. The Nussdorf Trust notes bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility, and the Quality King note bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility. Quality King and the Nussdorf Trusts have acknowledged that the Company’s nonpayment, because of the subordination provisions, of amounts otherwise due under these notes will not constitute a default under the notes.

The affiliate debt that was refinanced in connection with the Merger consisted of a promissory note issued by Model Reorg to Quality King in 2002 in order to supplement a revolving line of credit entered into jointly by Model Reorg and Quality King with an unaffiliated syndicate of lenders. Included in interest expense on the accompanying consolidated statement of operations for fiscal 2008 is approximately $1.8 million of interest attributable to the affiliate debt for the period in fiscal 2008 prior to the Merger.

On December 9, 2004, E Com issued a Subordinated Convertible Note (the “Convertible Note”) to Glenn and Stephen Nussdorf in exchange for a $5 million subordinated secured demand loan made in March 2004. The Convertible Note was originally secured by E Com’s assets, but, in connection with the August 11, 2008 financing transactions, Glenn and Stephen Nussdorf released and terminated their security interest. The Convertible Note was originally payable in January 2007; however it was modified in January 2006 to extend the due date to January 2009. The Convertible Note is subordinate to all bank related indebtedness and, pursuant to a May 26, 2009 amendment, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. As a result, the Convertible Note is currently in default, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%. The Convertible Note allows Glenn and Stephen Nussdorf to convert any or all of the principal and accrued interest due on the Convertible Note into shares of the Company’s common stock. The conversion price was originally $11.25, which equaled the closing market price of E Com’s common stock on December 9, 2004, and was reduced to $7.00 by the May 26, 2009 amendment.

Interest expense on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $3.1 million for fiscal 2008 and is included in interest expense on the accompanying consolidated statement of operations for fiscal 2008. No payments have been made on the Nussdorf Trust Notes or the Quality King Note. Accrued interest payable due at January 31, 2009 on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $3.0 million and is included in accrued expenses and other liabilities on the accompanying consolidated balance sheet.

NOTE 9 - IMPAIRMENT AND OTHER CHARGES

Historically the Company did not eliminate intercompany profit in ending inventory. In the fourth quarter of fiscal 2008, the Company performed an analysis and determined that approximately $4.1 million of intercompany profit from prior years remained in inventory that should have been eliminated. Management determined that this amount was not material for adjustment to prior years. Included in cost of goods sold in the accompanying consolidated statement of operations for fiscal 2008 is a pre-tax charge of approximately $4.1 million to eliminate this intercompany profit in ending inventory related to prior years.

During the fourth quarter of fiscal 2008, the Company incurred certain non-cash expense items that materially affected earnings results for the fourth quarter and for fiscal 2008. These charges were composed of write-offs of fixed assets for certain underperforming stores, and impairment charges for goodwill and tradenames, which are included in asset impairment on the accompanying consolidated statements of operations. A summary of the charges are presented in the table below (amounts in thousands):

Fiscal 2008
Impairment of long-lived assets related to Perfumania stores	$3,253
Impairment of goodwill and intangibles (see note 4)	64,825

$68,078

It is the Company’s practice to review long-lived assets for impairment whenever events or changes in circumstances, such as worsening macro-economic conditions in fiscal 2008, indicate that the carrying amount may be impaired. If projected future undiscounted cash flows expected to be generated by the asset are less than its carrying amount, an asset is determined to be impaired, and a loss is recorded for the amount by which the carrying value of the asset exceeds its fair value. In accordance with SFAS 144, the Company conducted an internal review of its long-lived assets at the store level and determined that the carrying value of certain assets exceeded their projected future, undiscounted cash flows. The Company then determined the fair value of the identified long-lived assets by discounting their projected future cash flows using a rate approximating the Company’s cost of capital, which resulted in an impairment charge at January 31, 2009 of approximately $ 3.3 million.

NOTE 10 - ACCOUNTING FOR INCOME TAXES

In accordance with SFAS 109, management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. SFAS 109 requires that deferred tax assets be reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment resulting from the decline in general economic conditions and consumer confidence in fiscal 2008, and the uncertainty as to when conditions will improve sufficiently enough to enable the Company to utilize its deferred tax assets, the Company established a full valuation allowance against its deferred tax assets, recording a non-cash charge of approximately $19.5 million. The lack of practical tax-planning strategies available in the short term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s federal and state net deferred tax assets was necessary.

If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carry-forward period, the Company would be allowed to reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.

The income tax provision is comprised of the following amounts (in thousands):

	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007
Current:
Federal	$(112)	$3,427	$3,825
State and local	(443)	841	913

	(555)	4,268	4,738

Deferred:
Federal	10,781	101	2,232
State and local	2,780	18	383
Foreign	1,256	—	—

	$14,817	$119	$2,615

Income tax provision	$14,262	$4,387	$7,353

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007
(Benefit) expense at federal statutory rates	$(25,444)	$3,673	$6,511
Non-deductible expenses	21,126	129	108
Change in valuation allowance	19,496	—	—
State taxes	(400)	511	843
Other	(516)	74	(109)

Income tax provision	$14,262	$4,387	$7,353

Net deferred tax assets reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities as follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Assets:
Net operating loss & tax credit carry forwards	$4,020	$—
Puerto Rico net operating loss carry forwards	1,347	—
Inventories	2,794	1,616
Property and equipment	6,878	173
Accounts receivable allowances	285	59
Goodwill & intangibles	1,362	408
Self insured reserves and other	2,810	153

Total deferred tax assets	19,496	2,409
Valuation allowance	(19,496)	—

Net deferred tax assets	—	2,409
Liabilities:
Tradenames	(3,400)	—

Net deferred tax liabilities	$(3,400)	$—

The Company’s United States and Puerto Rican net operating loss carryforwards begin to expire in 2019 and 2009, respectively.

The Company adopted the provisions of FIN 48 in fiscal 2007. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

As a result of the implementation of FIN 48, the Company did not recognize a liability for unrecognized tax benefits or reverse any accruals for uncertain tax positions previously recorded, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. Subsequent to the first quarter 2007, the Company recorded a FIN 48 accrual of approximately $0.3 million related to state nexus issues. As of January 31, 2009, there was a liability of $0.6 million recorded for income tax associated with unrecognized tax benefits.

The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. As of the date of adoption of FIN 48, the Company was not required to have an accrual for the payment of interest and penalties. Accrued interest and penalties as of January 31, 2009 and February 2, 2008 were $0.2 million and $0.1 million, respectively.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were (in thousands):

	January 31, 2009	February 2, 2008
Unrecognized tax benefits	$523	$220
Portion if recognized would reduce tax expense and effective rate	523	220
Accrued interest on unrecognized tax benefits	152	42
Accrued penalties on unrecognized tax benefits	130	54

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended
	January 31, 2009	February 2, 2008
Balance at beginning of year	$220	$—
Additions for tax positions of the current year	—	8
Additions for tax positions of prior years	303	212

Balance at end of year	$523	$220

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.

The Company conducts business throughout the United States and Puerto Rico, and as a result, files income tax returns in the United States federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2004. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state or foreign jurisdictions.

NOTE 11 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 31, 2009, no preferred stock had been issued.

TREASURY STOCK

From time to time, the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of January 31, 2009, the Company had repurchased approximately 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2008, the transition period or fiscal 2007.

WARRANTS

In connection with the Merger on August 11, 2008, the Company issued warrants (the “Warrants”) to purchase an additional 1,500,000 shares of our common stock with an exercise price per share of $23.94. The Warrants will not be exercisable until the third anniversary of the closing of the Merger (except upon a change of control of the Company), after which they will be exercisable until the tenth anniversary. The fair value of these Warrants at the date of issuance was $26.5 million which was recorded as a reduction of retained earnings (accumulated deficit) and an increase to additional paid-in capital within the consolidated statement of shareholders’ equity. The Company used the Black-Scholes option pricing model to value the Warrants using the following assumptions: number of Warrants as set forth in the Warrant agreement; no expected dividend yield; expected volatility of 91.7%; risk-free interest rates of 3.99%; and expected term consistent with the contractual term of the Warrants.

STOCK OPTION PLANS

The Company currently has two plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”) Under the Plans, the Company has reserved 1,165,000 shares of common stock of which 253,194 options are outstanding. All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. A summary of the Company’s option activity, and related information for the fiscal year ended January 31, 2009 is as follows:

	Number of Shares	Average Exercise Price	Contractual Life	Intrinsic Value

Outstanding and exercisable as of February 2, 2008 (A)	147,696	$12.80	6.17	$1,732,000

Granted	113,250	4.75

Exercised	(7,376)	2.62

Forfeited	(376)	2.00

Outstanding as of January 31, 2009	253,194	$9.52	7.30	$—

Exercisable as of January 31, 2009	216,194	$10.32	6.85	$—

(A)	Information as of February 2, 2008 is E Com’s historical information prior to the Merger.

The aggregate intrinsic value of options exercised during fiscal 2008 was approximately $11,000.

The following table summarizes information about stock options outstanding at January 31, 2009:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	NUMBER EXERCISABLE	Weighted Average Remaining Exercise Price
$3.46 - $3.52	3,750	$3.47	8.4	3,750	$3.47
$4.79 - $4.79	110,250	$4.79	9.7	73,250	$4.79
$8.24 - $12.52	27,188	$12.31	1.1	27,188	$12.31
$12.99 - $24.05	112,006	$13.69	6.4	112,006	$13.69

	253,194	$9.52	7.3	216,194	$10.32

The fair value for stock options issued during fiscal 2008 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions.

Fiscal Year Ended January 31, 2009
Expected life (years)	5
Expected stock price volatility	55.0%
Risk-free interest rates	2.7%
Expected dividend yield	0.0%

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

The weighted average estimated fair values of options granted during fiscal years 2008 and 2007 were $2.37 and $23.57 per share, respectively. The fair value of options that vested during fiscal years 2008 and, 2007 was approximately $186,000 and $71,000, respectively. Fiscal 2007 fair value information is E Com’s historical information prior to the Merger.

See consolidated statements of shareholders’ equity in these financial statements for activity in shareholders equity accounts.

NOTE 12 - EMPLOYEE BENEFIT PLANS

The Company has several 401(k) Savings and Investment Plans (“the Plans”) for its various subsidiaries. Pursuant to the Plans, the participants may make contributions to the Plans in varying amounts from 1% to 100% of total compensation, depending on the specific plan, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the specific plan, and the Company’s matching contributions vest over a three to six year period, depending on the specific plan. The Company did not match contributions in any of the Plans during fiscal 2008.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Medical insurance

The Company’s Perfumania subsidiary is self-insured for employee medical benefits under the Company’s group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $100,000 and for annual Company medical claims which exceed approximately $4.0 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of January 31, 2009. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at January 31, 2009 was approximately $0.5 million, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Leases and retail store rent

Total rent expense for warehouse space and equipment charged to operations for fiscal 2008, the transition period and fiscal 2007 was $6.9 million, $1.3 million and $4.2 million, respectively. This includes payments of warehouse rent to Quality King.

In January 2008 the Company began subleasing new office and warehouse facility from Quality King in Bellport, New York at a rate of $2.3 million per year at an annual escalation of 3%. This sublease expires December 2027.

The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.

Retail store rent expense in fiscal 2008 is as follows (in thousands):

Fiscal Year Ended January 31, 2009
Minimum rentals	$13,291
Contingent rentals	775

Total	$14,066

Aggregate future minimum rental payments under the above operating leases at January 31, 2009 are payable as follows (in thousands):

Fiscal Year
2009	$27,982
2010	26,785
2011	24,408
2012	21,719
2013	19,450
Thereafter	99,083

$219,427

The Company’s capitalized leases are for an office and distribution facility in Sunrise, Florida, buildout of a warehouse facility in Hicksville, New York, warehouse equipment and computer hardware and software. The lease for the Florida facility expires December 2017 with monthly rent ranging from approximately $81,000 to $104,000 during the term of the lease. As a result of the Merger, we have excess facility space consisting of office and distribution space in Sunrise, Florida. The capital lease liability for this lease has been recorded as the net present value of the contractual lease payments less the amount for which we expect to be able to sublease the facility. The estimated sublease revenue was determined based upon a review of real estate market conditions, projections for sublease revenue and assumptions regarding the timing of sublease commencement, and with the assistance of a commercial real estate broker. The following is a schedule of future minimum lease payments under capital leases, net of projected sublease revenue together with the present value of the net minimum lease payments, at January 31, 2009 (in thousands):

Fiscal Year
2009	$1,402
2010	1,397
2011	561
2012	457
2013	439
Thereafter	1,768

Total future minimum lease payments	6,024
Less: Amount representing interest	(1,669)

Present value of minimum lease payments	4,355
Less: Current portion	(1,102)

$3,253

Depreciation expense relating to capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations and totaled approximately $0.2 million in both fiscal 2008 and fiscal 2007. There was no depreciation expense for capital leases in the transition period.

Royalties

The Company is party to six license agreements with unaffiliated licensors. Royalty expense was $2.5 million, $0.7 million and $2.5 million for fiscal 2008, the transition period and fiscal 2007, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at January 31, 2009 are payable as follows (in thousands):

Fiscal year
2009	$2,085
2010	400
2011	300
Thereafter	—

$2,785

Litigation

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s financial position, results of operations or cash flows.

NOTE 14 - SEGMENT INFORMATION

The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the Scents of Worth consignment business and the Company’s internet site, perfumania.com. Transactions between Five Star and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company’s chief operating decision maker who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Fiscal Year Ended January 31, 2009	Thirteen Weeks Ended February 2, 2008	Fiscal Year Ended October 31, 2007
		($ in thousands)
Net sales:
Wholesale (a)	$203,427	$85,106	$251,343
Retail	225,867	30,363	76,369

	$429,294	$115,469	$327,712

Gross profit:
Wholesale (a)	$42,280	$21,899	$60,469
Retail	92,540	11,758	30,040

	$134,820	$33,657	$90,509

		January 31, 2009	February 2, 2008
Goodwill:
Wholesale		$—	$20,434
Total assets:
Wholesale (a)		$375,497	$340,171
Retail		$235,363	$70,607

		$610,860	$410,778
Eliminations (b)		(210,730)	(111,405)

Consolidated assets		$400,130	$299,373

(a)	Includes Five Star
(b)	Adjustment to eliminate intercompany receivables and investment in susidiaries

See Note 1 for disclosure of sales to significant customers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Although those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, our management concluded, based on their evaluation, that our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below and because we were not able to complete those tasks in time to file this Form 10-K by its due date. During the period when our finance / accounting management and staff were completing the year-end closing processes and preparing this Form 10-K, they were also involved with several large, extraordinary projects, including consolidating many of the Perfumania and Model Reorg business operations in one location, undertaking a Company-wide systems conversion to bring the Perfumania and Model Reorg businesses onto one set of systems and internal controls, negotiating with the Company’s banks and other lenders over the waivers and amendments to the Senior Credit Facility described in Item 7 above, and determining the appropriate purchase accounting treatment for the “reverse acquisition” of Model Reorg. Although our finance / accounting resources were not able to file this Form 10-K by its due date in the face of these extraordinary competing demands, we believe they are adequate and competent to handle normal business operations and SEC reporting.

For the reasons described below, management’s evaluation excluded those disclosure controls and procedures comprised of the internal control over financial reporting of the business operations of the former Model Reorg, other than the controls over the period-end financial close process.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2009, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of January 31, 2009, our internal control over financial reporting was not effective because of the following material weakness.

We did not maintain effective controls over the application of generally accepted accounting principles in our period-end financial closing and reporting process. Specifically, in the face of the extraordinary competing demands on their time, our financial personnel were not able to properly consider and apply GAAP to a number of different transactions. Unless and until corrected, there was a reasonable possibility that this would result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis. This material weakness, in particular the process of correcting accounting errors initially overlooked by our financial personnel, was also partly responsible for our inability to prepare and file this Form 10-K by the due date. We have implemented additional oversight of the period-end financial close process so that these errors will not recur.

Management excluded from the foregoing assessment the internal control over financial reporting of the former Model Reorg business, except for the controls over the period-end financial close process. Model Reorg had internal control over financial reporting before the Merger but, as a private company, its controls were not required to be designed or maintained to comply with SEC Rule 13a-15. Since the Merger occurred during the third quarter of fiscal 2008 there has not been time to integrate the processes of the acquired business or to test the internal controls for those processes. Management determined that it would have been impossible to appropriately perform the assessment contemplated by SEC Rule 13a-15(c) with respect to the Model Reorg controls that we excluded. Management’s assessment did include all the controls of the former E Com business, primarily consisting of Perfumania and perfumania.com.

The business and results of both the Model Reorg and the historical E Com businesses are significant to the Company’s consolidated financial statements. At the end of the last fiscal quarter of the respective companies immediately preceding the Merger, total assets were approximately $319 million for Model Reorg, compared to approximately $190 million for E Com. Since the operations were combined on August 11, 2008, net sales of the historical Model Reorg and E Com businesses have been $156.3 million and $144.4 million, respectively, representing approximately 52.0% and 48.0%, respectively, of the Company’s total revenues during the second half of fiscal 2008. Because the Merger was accounted for as a “reverse acquisition,” the Company’s financial statements now reflect Model Reorg’s results of operations for periods before August 11, 2008 and the results of the combined company beginning effective August 11, 2008. Further information from which the relative significance of the two companies’ businesses can be determined is included in the consolidated financial statements in Part II, Item 8 and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Part II, Item 7 of this Form 10-K.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

We are currently in the process of integrating the Model Reorg business operations, systems and processes. In many respects, this involves bringing the Model business operations under the Company’s preexisting control framework. We started this effort during the third quarter of fiscal 2008, but the principal work began at the beginning of fiscal 2009, after our busiest commercial season. There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our executive officers and Directors:

Name	Age	Position
Stephen Nussdorf	59	Chairman of the Board of Directors
Michael W. Katz	61	President, Chief Executive Officer and Director
Donna Dellomo	44	Chief Financial Officer and Secretary
Carole Ann Taylor (1)(2)(3)	64	Director
Joseph Bouhadana (1)(2)(3)	39	Director
Paul Garfinkle (1)	68	Director

(1)	Member of Audit Committee. Mr. Garfinkle serves as Chairman of the Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Stock Option Committee.

Stephen Nussdorf — was appointed Chairman of our Board of Directors in February 2004. Mr. Nussdorf is also an executive officer of Quality King Distributors, Inc., a privately held distributor of pharmaceuticals and health and beauty care products, and he was, until the Merger, President and a Director of Model Reorg. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served various capacities in all divisions of their businesses.

Michael W. Katz — joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Model and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg. Mr. Katz is a Certified Public Accountant.

Donna Dellomo — has been our Chief Financial Officer since the Merger. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Ms. Dellomo is a Certified Public Accountant.

Carole Ann Taylor — was appointed a Director in June 1993. Ms. Taylor has been in the travel retail and duty free business for twenty years as owner and operator of retail locations in Miami and at Miami International Airport, including Bayside To Go, Little Havana To Go and Miami To Go, Inc. Her company, Miami To Go, Inc. was named 2006 Minority Retail Firm of the Year for the Southern Region by the U.S. Small Business Administration and the U.S. Department of Commerce Minority Business Development Agency. She is a member of the Executive Committee of the Greater Miami Convention and Visitors Bureau and is a Director of the Adrienne Arsht Performing Center of Miami.

Joseph Bouhadana — was appointed a Director in September 2002. Mr. Bouhadana has served as Corporate Director of Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005. He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana is also a Director of Adrenalina.

Paul Garfinkle — joined our Board of Directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP, in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm’s most significant clients. He also served for many years as a member of the firm’s Board of Directors and, during his last six years at the firm, as National Director of Real Estate.

The term of each of our directors expires at the 2009 Annual Meeting of Shareholders.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all our Directors, officers and employees and is available on our website at www.perfumaniaholdingsinc.com. This includes a “code of ethics,” as defined by Securities and Exchange Commission rules, that applies to our Directors and senior financial officers, including our Chief Executive Officer and Chief Financial Officer. If we make any substantive amendment to the code of ethics or grant any waiver from any of its provisions, we will disclose the nature of such amendment or waiver in a report on Form 8-K.

Directors; Corporate Governance

Audit Committee. We have a standing Audit Committee, the members of which during fiscal 2008 were Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle, who served as Chair. The Board of Directors has determined that Mr. Garfinkle is an “audit committee financial expert” as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires directors, officers and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements were satisfied on a timely basis during fiscal 2008 year except that Donna Dellomo, Raymond Piergiorgi, Donovan Chin, Joseph Bouhadana, Carole Ann Taylor, and Paul Garfinkle each filed a late report of one transaction.

ITEM 11.	EXECUTIVE COMPENSATION

The following sets forth information concerning compensation for fiscal 2008 (which ended January 31, 2009), fiscal 2007 (which ended February 2, 2008) and for fiscal 2006 (which ended February 3, 2007) for our Chief Executive Officer, the two individuals who served as the Company’s Chief Financial Officer during the year and one other highly compensated executive officer who was serving as an executive officer at the end of fiscal 2008 (the “Named Executive Officers”).

Summary Compensation Table

Name and Principal Position	Fiscal Year(a)		Salary ($)	Bonus ($)	Option Awards ($)(2)		All Other Compensation ($)(3)	Total ($)
Michael W. Katz (President and Chief Executive Officer)	2008 2007 2006		325,000 325,000 325,000	— — —	— — —		— — —	325,000 325,000 325,000
Donna Dellomo (1) (Chief Financial Officer)	2008 2007 (b	)	224,000 192,600 197,600	77,400 63,675 63,475	83,510 — —	(4)	— — —	384,910 256,275 261,075
Raymond Piergiorgi (1) (Former Chief Operating Officer)	2008 2007 (b	)	311,538 288,415 287,354	170,000 150,000 150,000	83,510 — —	(4)	12,480 12,480 12,480	577,528 450,895 449,834
Donovan Chin (Former Chief Financial Officer and current Chief Financial Officer of Perfumania, Inc.)	2008 2007 2006		252,310 243,236 234,340	— — 8,369	2,048 — —	(5)	— — —	254,358 243,236 242,709

(a)	Periods designated as 2008, 2007, and 2006 are the Company’s fiscal 2008 and the two preceding twelve-month periods (i.e., E Com’s fiscal 2007 and 2006).
(b)	Model Reorg’s last pre-Merger fiscal year, which ended October 31, 2007.
(1)	Ms. Dellomo and Mr. Piergiorgi were officers of Model Reorg and joined the Company upon the Merger on August 11, 2008. The amounts shown include their compensation from Model Reorg. Mr. Piergiorgi’s employment terminated on June 12, 2009.

(2)	Amounts listed represent the dollar amount we recognized for financial statement reporting purposes during fiscal 2008 under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123R, “Share Based Payment” (“SFAS No. 123R”). Assumptions made for the purpose of computing these amounts are discussed in Note 11 to the consolidated financial statements included in this Form 10-K, except that no forfeitures of awards have been assumed for this purpose.
(3)	Includes personal benefits that exceeded $10,000 for any individual officer. The amount shown for Mr. Piergiorgi was a car allowance.
(4)	Grant on October 29, 2008 of options to purchase 35,000 shares at $4.79 per share, exercisable immediately.
(5)	Grant on October 29, 2008 of options to purchase 10,000 shares at $4.79 per share, of which 2,500 were exercisable immediately and 2,500 vest on each of the first three anniversaries of the grant.

Outstanding Equity Awards at Fiscal Year-End

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2008.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael W. Katz	100,000	—		12.99	6/29/2015
Donna Dellomo	35,000	—		4.79	10/29/2018
Raymond Piergiorgi	35,000	—		4.79	10/29/2018
Donovan Chin	25,000	—		12.52	11/1/2009
	2,500	7,500	(1)	4.79	10/29/2018

(1)	Grant on October 29, 2008 of options to purchase 10,000 shares at $4.79 per share, of which 2,500 were exercisable immediately and 2,500 vest on each of the first three anniversaries of the grant.

Retirement Benefits and Potential Payments Upon Termination or Change of Control

No Named Executive Officer participates in any Company pension plan or nonqualified defined contribution or nonqualified deferred compensation plan, and none has entered into any agreements or understandings with the Company that provide for payments or benefits to the Named Executive Officer in the event of the Named Executive Officer’s termination of employment, including a change of control. Our option awards, however, typically provide that outstanding options would vest immediately upon a change of control.

Generally, upon a termination of employment for any reason, each Named Executive Officer would be entitled to receive a cash payment of the Named Executive Officer’s base salary through the date of termination, to the extent not paid, any accrued but unused vacation pay and any reimbursed business expenses. The Compensation Committee may, in its sole discretion, depending upon the circumstances of the termination of employment, pay the terminated Named Executive Officer severance in such amount as then determined by the Company.

Compensation Committee

Carole Ann Taylor and Joseph Bouhadana served on the Compensation Committee of our Board of Directors during fiscal 2008.

Compensation of Directors

We have paid each nonemployee director a $10,000 annual retainer through fiscal 2008. Beginning in fiscal 2009, in recognition of their increased responsibilities following the Merger, we will pay our nonemployee directors an annual retainer of $25,000. In addition, directors may earn $10,000 per year for service as Chair of the Audit Committee, $5,000 per year for other members of the Audit Committee, $3,000 per year for service as Chair of each other Committee of the Board of Directors, and $2,500 per year for other members of each other Committee. We also reimburse their expenses in connection with their activities as directors.

In addition, nonemployee directors are eligible to receive stock options under our Directors Stock Option Plan. In previous years, nonemployee directors have received an automatic grant of options to purchase 500 shares of our common stock upon election to the Board of Directors and an automatic grant of options to purchase 1,000 shares of our common stock upon re-election. Beginning with fiscal 2009, nonemployee directors will receive a grant of options for 10,000 shares upon initial election to the Board, to vest annually over three years dependent on continued Board service, and a grant of options for 1,000 shares upon annual reelection to the Board, vested immediately. All such options have an exercise price equal to the fair market value of a share of our common stock on the date of the grant.

The following table sets forth certain information regarding the compensation of our directors (other than directors who are also Named Executive Officers) for fiscal 2008, which ended January 31, 2009:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($) (1)	Total ($)
Carol Ann Taylor (2)	10,000	1,675	11,675
Joseph Bouhadana (2)	10,000	1,675	11,675
Paul Garfinkle (2)	10,000	1,675	11,675
Stephen Nussdorf (2)	—	—	—

(1)	Amounts listed represent the dollar amount we recognized for financial statement reporting purposes during fiscal 2008 under SFAS No. 123R. Assumptions made for the purpose of computing these amounts are discussed in Note 11 to the consolidated financial statements included in this Form 10-K, except that no forfeitures of awards have been assumed for this purpose.
(2)	As of January 31, 2009, our directors have outstanding stock options in the following amounts: Carole Ann Taylor (4,000); Joseph Bouhadana (6,000); Paul Garfinkle (5,000); Stephen Nussdorf (0).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of common stock beneficially owned as of June 15, 2009 by: (a) each of our directors and nominees for director, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, NY 11713.

Common Stock Beneficially Owned

Name of Beneficial Owner	Total Number of Shares Beneficially Owned (1) (6)		Percent of Class
Principal Shareholders
Stephen Nussdorf and Glenn Nussdorf	6,505,832	(2)	61.6%
Arlene Nussdorf	2,189,201	(3)	23.3%
Renee Garcia	827,088	(4)	9.1%
1608 NW 84th Avenue, Miami, FL 33126

Other Directors and Executive Officers
Michael W. Katz	100,000		*
Joseph Bouhadana	6,000		*
Paul Garfinkle	5,500		*
Carole Ann Taylor	4,000		*
Donna Dellomo	35,000		*
Raymond Piergiorgi	38,000		*
All directors and executive
officers as a group (7 persons)	6,694,332	(5)	62.3%

*	Less than 1%.
(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)	Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf. Includes 443,757 shares issuable upon exercise of Warrants held by each of Stephen and Glenn Nussdorf. Also includes 714,286 shares of common stock issuable on conversion of a $5,000,000 Subordinated Convertible Note issued by the Company to the Nussdorfs, as to which Stephen and Glenn Nussdorf share voting and investment power.
(3)	Amount includes 443,757 shares issuable upon exercise of Warrants held by Ms. Nussdorf.
(4)	As reported in a schedule 13D filed with the SEC on August 21, 2008, Mr. Garcia and trusts of which he is a co-trustee own 658,359 shares. Mr. Garcia has sole voting and dispositive power over 339,795 of those shares and shared voting and disruptive power over 318,564 of those shares. Includes Warrants to purchase 168,729 of the Company’s common shares held by Mr. Garcia and such trusts.
(5)	Includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 26, 2009 in the following respective amounts: Michael W. Katz (100,000); Joseph Bouhadana (6,000); Paul Garfinkle (5,500); Carole A. Taylor (4,000); Donna Dellomo (35,000) and Raymond Piergiorgi (35,000).

The following table sets forth information as of January 31, 2009, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a	)	(b	)	(c	)
Equity compensation plans approved by stockholders	253,194		$9.52		642,518
Equity compensation plans not approved by stockholders	—		—		—

Total	253,194		$9.52		$642,518

We currently have two plans which provide for equity-based awards to our employees and directors. Pursuant to the 2000 Stock Option Plan (the “Stock Option Plan”) and 2000 Directors Stock Option Plan (the “Directors Plan”) (collectively, the “Plans”), 375,000 shares and 30,000 shares of common stock, respectively, were initially reserved for issuance upon exercise of options under the Plans. The number of shares available under the Stock Option Plan automatically increases each year by an amount equal to 3% of the shares of common stock of the Company outstanding at the end of the immediate preceding year. Our Board of Directors, or a committee thereof, administers and interprets the Stock Option Plan. The Stock Option Plan provides for the granting of both “incentive stock options” (as defined in Section 422A of the Internal Revenue Code) and non-statutory stock options. Options can be granted under the Stock Option Plan on such terms and at such prices as determined by the Board, except that the per share exercise price of options will not be less than the fair market value of the common stock on the date of grant. Only non-employee directors are eligible to receive options under the Directors Plan. The Directors Plan provides for an automatic grant of an option to purchase 500 shares of common stock upon election as a director of the Company and an automatic grant of 1,000 shares of common stock upon such person’s re-election as a director of the Company, in both instances, at an exercise price equal to the fair value of the common stock on the date of grant. In addition, 26,628 options remain outstanding under our 1991 Stock Option Plan and will expire in November 2009 if not exercised. The terms of the 1991 Stock Option Plan are substantially the same as the Stock Option Plan.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Merger With Model Reorg and Related Credit Arrangements

As reported in the Company’s public filings, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Model Reorg on December 21, 2007. The merger with Model Reorg (the “Merger”) was completed on August 11, 2008 when Model Reorg was merged into a wholly-owned subsidiary of the Company in exchange for the issuance of 5,900,000 shares of the Company’s common stock and warrants to acquire an additional 1,500,000 shares of the Company’s common stock at an exercise price of $23.94. The warrants have a 10-year term, are not exercisable until August 11, 2011 and are not transferable, with limited exceptions.

Before the Merger, Glenn and Stephen Nussdorf owned an aggregate 1,113,144 shares or approximately 36% of the total number of shares of our common stock as of February 2, 2008, excluding shares issuable upon conversion of a $5 million subordinated convertible note issued by the Company to the Nussdorfs in December 2004 (the “Convertible Note”). Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, were shareholders, officers and principals of Model Reorg and are shareholders, officers and principals of Quality King and its subsidiaries. The Company’s President and Chief Executive Officer, Michael W. Katz was an executive of Model Reorg and remains an executive of Quality King.

The Merger Agreement was reached after extensive negotiations between Model Reorg and a special committee comprised of the independent Board members of the Company, which retained independent counsel and financial advisors. The special committee received an opinion from Financo, Inc. that, as of the date of the Merger Agreement and subject to various assumptions and qualifications set forth therein, the consideration paid by the Company in the merger was fair to the shareholders of the Company (other than shareholders of the Company who own or whose affiliates own securities of Model Reorg) from a financial point of view.

At the closing of the Merger on August 11, 2008, the Company entered into a new senior credit facility with a number of bank lenders. The Convertible Note was originally secured by E Com’s assets, but, in connection with this financing, Glenn and Stephen Nussdorf released and terminated their security interest. The Merger Agreement and the senior credit facility also required Model Reorg to refinance certain affiliate debt. At the closing of the Merger, estate planning trusts established by Glenn, Stephen and Arlene Nussdorf loaned an aggregate of approximately $55 million to the Company pursuant to unsecured subordinated promissory notes. At the same time, the Company issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King. All of the subordinated promissory notes issued to the Nussdorf trusts and Quality King are subordinated to the Company’s senior credit facility. On May 26, 2009, the Company and the holders of the Nussdorf Trust notes and the Quality King note amended those notes to provide that no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. The maturity date of the subordinated promissory notes payable to the Nussdorf trusts is February 8, 2012, and that of the subordinated promissory note payable to Quality King is June 30, 2012. The subordinated promissory notes payable to the Nussdorf trusts bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the senior credit facility, and the subordinated promissory note payable to Quality King bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the senior credit facility. The Company recorded interest expense on Nussdorf Trust Notes, the Quality King Note and the Convertible Note of approximately $3.1 million for fiscal 2008, which is included in interest expense on the accompanying consolidated statement of operations for fiscal 2008. However, no payments of principal or interest have been made on the Nussdorf Trust Notes or the Quality King Note. Interest of $0.2 million was paid on the Convertible Note during fiscal 2008.

The affiliate debt that was refinanced in connection with the Merger consisted of a promissory note issued by Model Reorg to Quality King in 2002 in order to supplement a revolving line of credit entered into jointly by Model Reorg and Quality King with an unaffiliated syndicate of lenders. The highest balance of principal and accrued interest owed under this promissory note during fiscal 2008 was $115.8 million. Interest expense charged to operations relating to this note during fiscal 2008 was $2.5 million.

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,349,476 shares or approximately 71% of the total number of shares of the Company’s common stock as of January 31, 2009, excluding shares issuable upon conversion of the warrants or the Subordinated Convertible Note described above, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

Shareholder/Employment Agreements

E Com issued the Convertible Note in the principal amount of $5,000,000 to Stephen and Glenn Nussdorf on December 9, 2004 in exchange for a $5,000,000 subordinated secured demand loan they had made to us in March 2004. The Convertible Note bears interest at the prime rate plus 1% and requires quarterly interest payments. It matures in January 2009, but the Company is prohibited from repaying the principal while the senior credit facility remains outstanding. The Convertible Note was previously secured by a security interest in our assets, but in connection with the financings described above, Glenn and Stephen Nussdorf released and terminated the security interests. The Convertible Note is subordinate to all bank related indebtedness and, on May 26, 2009, the Company and the holders of the Convertible Note amended it to provide that no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. No payments of principal have been made. Since the beginning of fiscal 2008, the Company has paid approximately $245,000 in interest on the Convertible Note. The Convertible Note allows Glenn and Stephen Nussdorf to convert any or all of the principal and accrued interest due thereon into shares of the Company’s common stock. The conversion price was originally $11.25 per share, which equaled the closing market price of E Com’s common stock on December 9, 2004. The May 26, 2009 amendment provided for a $7.00 per share conversion price.

Effective August 1, 2008, a 2003 stockholder agreement between Model Reorg and Mr. Katz was amended and restated and a $1.9 million promissory note payable to Mr. Katz was issued. This amount was fully accrued at August 1, 2008 and was reflected in accrued expenses and other liabilities. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, was issued in consideration for the termination of a prior arrangement between Mr. Katz and Model Reorg which provided for stock ownership and an earnings participation in Model Reorg. The stockholder agreement includes certain non-compete, non-solicitation and confidentiality covenants.

In connection with the acquisition by Model Reorg of Jacavi LLC on October 5, 2007, Mr. Rene Garcia (who was a shareholder of Model Reorg and became a beneficial owner of more than 5% of the Company’s shares as a result of the Merger) entered into an employment agreement, dated as of October 5, 2007, with Jacavi. This agreement provided for Mr. Garcia’s employment as president and chief executive officer of Jacavi and its subsidiary, Distribution Concepts, LLC, at an initial annual base salary of $300,000. On December 15, 2008, Mr. Garcia and Jacavi entered into a separation agreement, terminating the employment agreement.

Transactions With Affiliated Companies

Model Reorg sold approximately $15.4 million, $13.3 million and $25.2 million of wholesale merchandise to E Com in fiscal 2008 prior to the Merger, the transition period and fiscal 2007, respectively. These wholesale sales are included in net sales in the accompanying consolidated statements of operations.

Model Reorg’s purchases of product from E Com for fiscal 2008 prior to the Merger, the transition period and fiscal 2007 were approximately $14.9 million, $11.6 million and $49.2 million, respectively. Effective with the Merger on August 11, 2008, all such transactions between Model Reorg and E Com are eliminated in consolidation.

Glenn Nussdorf beneficially owns approximately 9.9% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. Purchases of merchandise from Parlux aggregated approximately $39.6 million for fiscal 2008 and $ 44.7 for E Com’s preceding year. The amount due to Parlux at January 31, 2009 was approximately $12.2 million. This amount is non-interest bearing and is included in accounts payable-affiliate in the accompanying condensed consolidated balance sheet. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this is now the location of the Company’s principal offices. The monthly current sublease payments of approximately $199,000 increase by 3% annually. During fiscal 2008 before the Merger, Model Reorg paid Quality King a total of $1.3 million in rent for this facility, and the Company paid a total of $1.0 million in rent for the remainder of the year.

Model Reorg historically received shared services from Quality King pursuant to a service agreement. The agreement with Quality King provided for the allocation of expenses which were calculated based on various assumptions and methods. The methods employed utilized various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. Effective with the Merger on August 11, 2008, the Company and

Quality King executed a new Services Agreement providing for the Company’s participation in certain third party arrangements, including 401(k), medical, dental, and flex spending plans, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company will also share with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The new Services Agreement will terminate on thirty days’ written notice from either party. Allocated operating expenses for fiscal 2008 were $1.1 million, or 0.6% of total operating expenses.

Related Party Transaction Policy

It is our policy that all related party transactions be disclosed to our Audit Committee for review and approval. The Committee reviews all relationships and transactions reported to it in which the Company and any of our directors, executive officers or principal shareholders, or any of their immediate family members, are participants to determine whether such persons have a direct or indirect material interest. The Company’s Chief Financial Officer is primarily responsible for the development and implementation of processes and controls to obtain information from such persons with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to the Company;

•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the Company; and

•	any other matters the Committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Committee that considers the transaction.

Director Independence

Our directors are Stephen Nussdorf (Chairman), Joseph Bouhadana, Paul Garfinkle, Michael Katz and Carole Ann Taylor. Our Board of Directors has determined that all of our directors, other than Michael W. Katz and Stephen Nussdorf, are independent under the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Principal Accountant Fees and Services

The aggregate fees billed by Deloitte & Touche LLP for fiscal 2008 and the year ended February 2, 2008 are as follows:

Fees	2008	2007
Audit Fees (1)	$1,346,350	$729,125
Audit-related Fees	—	—
Tax Fees (2)	—	33,000
All Other Fees (3)	—	306,800
Total Fees	$1,346,350	$1,068,925

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.
(2)	“Tax Fees” consist of fees billed for transfer pricing services.
(3)	“All Other Fees” consist of fees for products and services other than the services reported above. In fiscal 2008, this category included fees for due diligence performed related to the Merger and review of the proxy statement, also related to the Merger.

The Audit Committee has considered and has determined that the provision of services as described above are compatible with maintaining Deloitte & Touche’s independence. The Audit Committee pre-approves the engagement of Deloitte & Touche for all professional services. The pre-approval process generally involves the full Audit Committee evaluating and approving the particular engagement prior to the commencement of services. All of the services described above under “Tax Fees” and “All Other Fees” were pre-approved by the Audit Committee.

Additional Auditor Disclosure

The Company’s historical financial statements were audited by Deloitte & Touche LLP. Model Reorg’s historical financial statements were audited by BDO Seidman, LLP. On September 9, 2008, the Audit Committee of the Company’s Board of Directors approved a change in accountants by making the determination to engage Deloitte & Touche LLP to be the Company’s principal accountant and to dismiss BDO Seidman, LLP as the Company’s principal accountant, effective immediately. BDO Seidman continued to perform services for the Company, consisting of finalizing the audit of Model Reorg’s financial statements for the transition period from November 1, 2007 to February 2, 2008 and performing certain additional reviews. These services were completed on October 29, 2008.

BDO Seidman, LLP’s audit reports on the consolidated financial statements of Model Reorg and subsidiaries for the fiscal years ended October 31, 2007 and 2006, and the transition period ended February 2, 2008, did not contain any adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. During Model Reorg’s two most recent fiscal years and until BDO Seidman LLP’s dismissal, there were no disagreements between Model Reorg or the Company and BDO Seidman, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BDO Seidman, LLP, would have caused BDO Seidman, LLP to make reference to the matter in its audit report; and there were no reportable events, as defined in Item 304(a)(1)(v) of Regulation S-K.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

An index to financial statements for the fiscal periods ended January 31, 2009, February 2, 2008 and, October 31, 2007 appears on page 29.

(1)	Financial Statement Schedules

None

(2)	Exhibits

The exhibits listed on the Exhibit List following the signature page are filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfumania Holdings, Inc.

By: /s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ DONNA DELLOMO
Donna Dellomo, Chief Financial Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ MICHAEL W. KATZ Michael W. Katz	President and Chief Executive Officer (Principal Executive Officer)	July 2, 2009

/s/ STEPHEN NUSSDORF Stephen Nussdorf	Chairman of the Board of Directors	July 2, 2009

/s/ DONNA DELLOMO Donna Dellomo	Chief Financial Officer (Principal Accounting Officer)	July 2, 2009

/s/ CAROLE ANN TAYLOR Carole Ann Taylor	Director	July 2, 2009

/s/ JOSEPH BOUHADANA Joseph Bouhadana	Director	July 2, 2009

/s/ PAUL GARFINKLE Paul Garfinkle	Director	July 2, 2009

EXHIBIT	DESCRIPTION
2.1	Agreement and Plan of Merger dated as of December 21, 2007 by and among the Company, Model Reorg, Inc., the stockholders of Model Reorg, Inc., and Model Reorg Acquisition LLC (the “Merger Agreement”) (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 21, 2007).

2.2	First Amendment dated as of July 8, 2008 to the Merger Agreement (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed July 11, 2008).

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008.

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833)).

4.1	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed December 17, 2008).

4.2	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98 (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed December 17, 2008).

4.3	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98 (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed December 17, 2008).

4.4	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98 (Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed December 17, 2008).

4.5	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98 (Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q filed December 17, 2008).

4.6	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98 (Incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed December 17, 2008).

4.7	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc. (Incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed December 17, 2008).

4.8	Nussdorf Subordinated Secured Convertible Note and Security Agreement dated March 9, 2004, with Amendments dated as of January 24, 2006 and August 11, 2008.

4.9	Note and Subordination Amendment Agreement dated as of May 26, 2009, among Model Reorg Acquisition LLC, Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, and Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, and General Electric Capital Corporation, as Agent and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.1to the Company’s Form 8-K filed May 27, 2009).

4.10	Note and Subordination Amendment Agreement dated as of May 26, 2009, among Model Reorg Acquisition LLC, Quality King Distributors, Inc., and General Electric Capital Corporation, as Agent and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed May 27, 2009).

4.11	Note and Subordination Amendment Agreement dated as of May 26, 2009, among the Company, Stephen Nussdorf, Glenn Nussdorf, and General Electric Capital Corporation, as Agent and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 27, 2009).

4.12	Form of Warrant issued to the former Model Reorg, Inc. shareholders on August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed December 17, 2008).

10.1	Amended and Restated 1991 Stock Option Plan.*

10.2	2000 Stock Option Plan, as amended, including form of option agreement.*

10.3	2000 Directors Stock Option Plan, including form of option agreement.*

10.4	Lease Agreement between Perfumania, Inc. and Victory Investment Group, LLC, dated October 21, 2002.

10.5	Sub-Sublease, dated as of October 1, 2007, by and between Quality King Distributors, Inc. and Model Reorg, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed December 17, 2008).

10.6	Credit Agreement, dated as of August 11, 2008, among the Company, Quality King Fragrance, Inc., Scents Of Worth, Inc., Five Star Fragrance Company, Inc., Distribution Concepts, LLC, Northern Group, Inc., Perfumania, Inc., Magnifique Parfumes And Cosmetics, Inc., Ten Kesef II, Inc. and Perfumania Puerto Rico, Inc., as Borrowers, the other credit parties signatory thereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, General Electric Capital Corporation, as Agent, Collateral Agent and Lender, GE Capital Markets, Inc., as Joint Lead Arranger and Book Runner, Wachovia Capital Markets LLC, as Joint Lead Arranger, and Wachovia Bank, National Association, as Syndication Agent (the “Credit Agreement”) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed December 17, 2008).

10.7	Waiver and Amendment No.1 to Credit Agreement, dated as of May 26, 2009, (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 27, 2009).

10.8	Registration Rights Agreement dated August 11, 2008 by and among the Company and the former Model Reorg, Inc. shareholders (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 17, 2008).

10.9	Services Agreement, dated as of August 11, 2008, between the Company and Quality King Distributors, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed December 17, 2008).

10.10	Amended and Restated Agreement, dated as of August 1, 2008, by and between Model Reorg Acquisition LLC, Quality King Distributors, Inc., and Michael W. Katz, together with related Promissory Note and Guaranty (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed December 17, 2008).*

10.11	Employment Agreement dated October 5, 2007, as amended February 7, 2008, by and between Jacavi, LLC and Rene A. Garcia and Separation Agreement dated December 15, 2008, terminating the Employment Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-Q filed December 17, 2008).*

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of BDO Seidman, LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement