Form 10-Q
period 2009-05-02
Perfumania Holdings, Inc.
filed 2009-07-10
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 2, 2009

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At July 6, 2009 there were 8,966,417 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

	PART I FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of May 2, 2009 (unaudited) and January 31, 2009	3

	Condensed Consolidated Statements of Operations for the thirteen weeks ended May 2, 2009 (unaudited) and the three months ended April 30, 2008 (unaudited)	4

	Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended May 2, 2009 (unaudited) and the three months ended April 30, 2008 (unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 4	CONTROLS AND PROCEDURES	22

	PART II OTHER INFORMATION

ITEM 6	EXHIBITS	23

	SIGNATURES	24

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 2, 2009	January 31, 2009
	(unaudited)
ASSETS:
Current assets:
Cash	$1,668	$4,202
Accounts receivable, net of allowances of $862 and $1,049, as of May 2, 2009 and January 31, 2009, respectively	26,701	29,035
Inventories	275,272	301,883
Prepaid expenses and other current assets	7,402	5,813

Total current assets	311,043	340,933

Property and equipment, net	42,013	41,755
Other assets, net	18,589	17,442

Total assets	$371,645	$400,130

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$131,830	$153,383
Accounts payable	29,980	28,834
Accounts payable-affiliate	11,148	12,169
Accrued expenses and other liabilities	19,036	20,717
Current portion of notes payable - affiliate	640	640
Current portion of obligations under capital leases	1,115	1,102

Total current liabilities	193,749	216,845

Notes payable - affiliate	96,219	96,379
Long-term portion of obligations under capital leases	2,781	3,253
Other long term liabilities	8,881	3,772

Total liabilities	301,630	320,249

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, as of May 2, 2009 and January 31, 2009, none issued	—	—
Common stock, $.01 par value 20,000,000 shares authorized; 9,864,666 shares issued as of May 2, 2009 and January 31, 2009	99	99
Additional paid-in capital	125,007	125,007
Accumulated deficit	(46,514)	(36,648)
Treasury stock, at cost, 898,249 shares as of May 2, 2009 and January 31, 2009	(8,577)	(8,577)

Total shareholders’ equity	70,015	79,881

Total liabilities and shareholders’ equity	$371,645	$400,130

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended May 2, 2009	Three Months Ended April 30, 2008
Net sales	$96,660	$61,118
Cost of goods sold	60,826	44,198

Gross profit	35,834	16,920

Operating expenses:
Selling, general and administrative expenses	38,709	13,328
Depreciation and amortization	2,490	383

Total operating expenses	41,199	13,711

(Loss) income from operations	(5,365)	3,209
Interest expense	(4,501)	(2,089)

(Loss) income before income tax expense	(9,866)	1,120
Income tax expense	—	473

Net (loss) income	$(9,866)	$647

Net (loss) income per common share:
Basic and diluted	$(1.10)	$0.11

Weighted average number of common shares outstanding:
Basic and diluted	8,966,417	5,900,000

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirteen Weeks Ended May 2, 2009	Three Months Ended April 30, 2008
Cash flows from operating activities:
Net (loss) income	$(9,866)	$647
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,490	383
(Recovery) provision for losses on accounts receivable	(114)	19
Change in operating assets and liabilities:
Trade receivables	2,448	4,783
Receivables from affiliate	—	(4,055)
Inventories	26,611	(4,819)
Prepaid expenses and other assets	(1,898)	(1,560)
Accounts payable-non affiliates	1,146	(5,825)
Accounts payable-affiliates	(1,021)	144
Accrued expenses and other liabilities and long-term interest	3,467	161

Net cash provided by (used in) operating activities	23,263	(10,122)

Cash flows from investing activities:
Additions to property and equipment	(2,086)	(668)
Other investing activities	(1,500)	(2,608)

Net cash used in investing activities	(3,586)	(3,276)

Cash flows from financing activities:
Net repayments under bank line of credit	(21,553)	(3,123)
(Payments) proceeds from affiliated notes payable	(160)	15,212
Principal payments under capital lease obligations	(459)	—
Payments of long-term debt and other	(39)	(50)

Net cash (used in) provided by financing activities	(22,211)	12,039

Decrease in cash	(2,534)	(1,359)
Cash at beginning of period	4,202	6,495

Cash at end of period	$1,668	$5,136

Supplemental Information:

Cash paid during the period for:
Interest	$2,571	$2,460
Income taxes	—	—

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – OPERATIONS AND BASIS OF PRESENTATION

On August 11, 2008, Model Reorg, Inc. (“Model Reorg”) was merged into a wholly owned subsidiary of Perfumania Holdings, Inc. (“the Merger”). Perfumania Holdings, Inc. had been named E Com Ventures, Inc. (“E Com”) before the Merger. We use the term “the Company” in this Form 10-Q to refer to Perfumania Holdings, Inc. following the Merger.

For accounting purposes, Model Reorg was considered to be the acquirer in the Merger. Accordingly, the historical financial statements included in this Form 10-Q are those of Model Reorg for periods before the Merger and those of the combined companies beginning August 11, 2008. All intercompany balances and transactions have been eliminated in consolidation. The Company elected to continue to use the same fiscal year end, the Saturday closest to January 31, as E Com had used before the Merger.

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

Our wholesale business, which is conducted through QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. For reporting purposes, the wholesale business also includes the Company’s manufacturing division, operated by Five Star, which owns and licenses designer and other fragrance brands that are sold principally through the Company’s wholesale business, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third party manufacturers. Five Star’s sales and results of operations are not significant to the Company’s results on a consolidated basis.

Our retail business is conducted through three subsidiaries:

•	Perfumania, a specialty retailer of fragrances and related products,

•	SOW, which sells fragrances in retail stores on a consignment basis, and

•	perfumania.com, Inc., an Internet retailer of fragrances and other specialty items.

As of May 2, 2009, Perfumania operated a chain of 365 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Prior to the Merger, Perfumania’s wholesale division distributed fragrances and related products primarily to Model Reorg. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW is the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 3,100 stores, including more than 1,400 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Filene’s Basement, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”).

Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2009 and our Transition Report on Form 10-K for the period from November 1, 2007 to February 2, 2008.

We believe that the filing of this Form 10-Q brings us into compliance with NASDAQ Stock Market listing rules, but this is subject to confirmation from NASDAQ.

OTHER MATTERS – LIQUIDITY ENHANCEMENT AND COST REDUCTION

The Company was greatly impacted by the recessionary pressures in fiscal 2008 and continuing into fiscal 2009, including a significant decline in consumer spending. As the Company anticipates that the global economic recession will continue throughout 2009 and perhaps beyond and that consumer spending and confidence will remain depressed, the Company is focusing on carefully managing those factors within its control, most importantly spending, including reducing its planned fiscal 2009 capital budget, and improving inventory productivity to maximize inventory turns for both wholesale and retail operations. The Company will also continue its efforts to improve its retail operations and in-store experience to maximize retail revenues, reduce its cost base and minimize discretionary spending, as well as improving working capital and operating cash flows.

In May 2009, the Company completed an amendment of its Senior Credit Facility ( “Waiver and Amendment No. 1”), (see Note 5). The Company currently anticipates that cash flows from operations and the projected borrowing availability under Waiver and Amendment No. 1 will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under Waiver and Amendment No. 1 will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending; the Company’s ability to comply with financial covenants (as amended) and other covenants included in its Senior Credit Facility.

If the Company does not have a sufficient borrowing base at any given time, borrowing availability under Waiver and Amendment No. 1may not be sufficient to support liquidity needs. Insufficient borrowing availability under Waiver and Amendment No. 1 would have a material adverse effect on the Company’s financial condition and results of operations. If the Company were unable to comply with the requirements in Waiver and Amendment No. 1, it would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, which would have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

NOTE 2 – ACQUISITION OF MODEL REORG

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

In accordance with the accounting for reverse acquisitions pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” (“SFAS 141”), the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed of E Com in connection with the transaction, based on their fair values as of August 11, 2008, while the assets and liabilities of Model Reorg were reflected at historical cost in the Company’s consolidated balance sheet. Management determined the fair value of the assets acquired and liabilities assumed with the assistance of an independent valuation firm, and the allocation of the purchase price described below reflects that determination.

Since Model Reorg was deemed to be the accounting acquirer for accounting purposes, the total purchase price was determined based on the outstanding shares of E Com as of August 11, 2008, plus the Model Reorg transaction costs, as follows:

(in thousands)
Fair value of E Com common stock (1)	$76,384
Model Reorg transaction costs	5,945

Total purchase price	$82,329

(1)    3,059,041 E Com common shares outstanding as of August 11, 2008 at $24.97 per share, representing the average closing market price over the two days prior to and two days after December 21, 2007, the day the Merger was agreed to and announced.

The total purchase price, as finally determined, was allocated as follows:

(in thousands)
Current assets	$140,408
Property and equipment, net	38,505
Other assets	6,686
Tradename	13,000
Goodwill	39,891
Liabilities assumed	(156,161)

Total purchase price	$82,329

The Company performed an impairment assessment on goodwill and tradenames in the fourth quarter of fiscal 2008 and the entirety of goodwill and a portion of the tradename recorded in the above purchase price allocation was impaired. See Note 3.

NOTE 3 – GOODWILL AND INTANGIBLES

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company’s annual impairment test is performed at the end of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment in accordance with SFAS 142, as mentioned above. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen weeks ended May 2, 2009 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.

At the end of fiscal 2008, the Company performed its annual impairment testing of goodwill and intangible assets with indefinite lives. Based on its analysis, the Company concluded that $4.5 million of trademarks, all of which related to trademarks recorded as a result of the acquisition of Model Reorg in August 2008, was impaired, and that its remaining goodwill of $60.3 million, including $39.9 million of goodwill recorded as a result of the acquisition of Model was fully impaired. During the thirteen weeks ended May 2, 2009, there were no changes in the carrying value of trademarks and tradenames. Included in other assets, net, on the accompanying condensed consolidated balance as of May 2, 2009 are $8.5 million related to the estimated value of the Perfumania tradename, $4.4 million for trademarks and licenses of Five Star and $1.4 million of amortizable intangible assets related to lease agreements for three acquired retail stores.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. For the thirteen weeks ended May 2, 2009, amortization expense for intangible assets subject to amortization was $0.2 million. For the remainder of fiscal 2009, we expect amortization expense to be $0.8 million. As of May 2, 2009, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is projected to be $0.7 million in fiscal year 2010, $0.6 million in fiscal year 2011 and $0.5 million in each of fiscal years 2012, 2013 and 2014.

NOTE 4 – ACCOUNTING FOR SHARE-BASED PAYMENTS

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved 1,165,000 shares of common stock, of which 253,130 options are outstanding. All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant.

The following is a summary of the stock option activity during the thirteen weeks ended May 2, 2009:

	Number of Shares	Weighted Average Exercise Price	Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding and exercisable as of January 31, 2009	253,194	$9.52	6.85	$—

Granted	—	—

Exercised	—	—

Forfeited	(64)	19.44

Outstanding as of May 2, 2009	253,130	$9.51	9.51	$—

Exercisable as of May 2, 2009	216,130	$10.32	6.60	$—

The aggregate intrinsic value in the table above is the value before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

During the thirteen week period ended May 2, 2009 and the three months ended April 30, 2008, the Company did not recognize any share based compensation expense in the condensed consolidated financial statements.

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	May 2, 2009	January 31, 2009
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$131,830	$153,383
Subordinated convertible note payable-affiliate	5,000	5,000
Subordinated non-convertible notes payable-affiliates	91,859	92,019

	228,689	250,402
Less current portion	(132,470)	(154,023)

Total long-term debt	$96,219	$96,379

The Company has a $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation (“GECC”) serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wachovia Capital Markets serves as Joint Lead Arranger (the “Senior Credit Facility”). The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

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

As a result of the covenant defaults described below, effective January 23, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No.1, interest under the Senior Credit Facility for periods after May 26, 2009 will be, at the Company’s election unless an event of default exists, either the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00% (the “Index Rate”), in each case plus 3.50% or (ii) LIBOR (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

The Senior Credit Facility limits the Company’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business. The Senior Credit Facility also provides that advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $3 million with respect to any one supplier (together with its affiliates).

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. As the Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009, GECC imposed the Default Rate of interest on outstanding borrowings, as described above. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No.1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010.

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

At the closing of the Merger, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to the Company on an unsecured basis. At the same time, we issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King Distributors, Inc. (“Quality King”). All of the subordinated promissory notes issued to the Nussdorf Trusts and Quality King are subordinated to the Senior Credit Facility and, pursuant to amendments as of May 26, 2009, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. The maturity date of the subordinated promissory notes payable to the Nussdorf Trusts is February 8, 2012 and that of the note payable to Quality King is June 30, 2012. The Nussdorf Trusts notes bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility, and the Quality King note bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility. Quality King and the Nussdorf Trusts have acknowledged that the Company’s nonpayment, because of the subordination provisions, of amounts otherwise due under these notes will not constitute a default under the notes.

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

Accrued interest payable due at May 2, 2009 and January 31, 2009 on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $5.1 million and $3.0 million, respectively.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

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

The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the thirteen weeks ended May 2, 2009.

During the thirteen weeks ended May 2, 2009, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of May 2, 2009 and January 31, 2009 was not significant.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 7 – BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Model Reorg share numbers for the three months ended April 30, 2008 represent the 5.9 million shares issued by the Company in the Merger in exchange for the common shares of Model Reorg. They do not include the 1.5 million shares issuable upon exercise of the Warrants issued by the Company in the Merger since they would have been antidilutive as E Com’s average market price was lower than the Warrant exercise price during each relevant period. Since Model Reorg had only 96.9 shares outstanding, this treatment permits a more meaningful presentation of Model Reorg’s income per share. Accordingly, the 5.9 million common shares of the Company issued as part of the Merger consideration have been considered outstanding for all periods presented in this Form 10-Q.

Diluted net income per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. All common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding were not included in diluted net (loss) income for any period presented because the results would be anti-dilutive.

NOTE 8 – CONTINGENCIES

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,235,991 shares or approximately 71% of the total number of shares of the Company’s common stock as of May 2, 2009, excluding shares issuable upon conversion of the Warrants discussed in Note 2 or the Convertible Note discussed in Note 5, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

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

Effective August 1, 2008, the 2003 Stockholder Agreement between Model Reorg and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long term notes payable -affiliate as of May 2, 2009 and January 31, 2009, in the amount of $1.5 and $1.7 million, respectively.

Transactions With Affiliated Companies

Model Reorg sold approximately $6.4 million of wholesale merchandise to E Com in the three months ended April 30, 2008. Cost of goods sold related to these sales were approximately $4.9 million. Model Reorg’s purchases of product from E Com for the three months ended April 30, 2008 were approximately $9.8 million. Effective with the Merger on August 11, 2008, all transactions between the former Model Reorg and E Com subsidiaries are eliminated in consolidation.

Glenn Nussdorf beneficially owns approximately 9.9% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. Purchases of merchandise from Parlux aggregated approximately $0.2 million for the thirteen weeks ended May 2, 2009. The amounts due to Parlux at May 2, 2009 and January 31, 2009 were approximately $11.2 and $12.2 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliate in the accompanying condensed consolidated balance sheet. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this is now the location of the Company’s principal offices. The monthly current sublease payments of approximately $199,000 increase by 3% annually.

Model Reorg historically received shared services from Quality King pursuant to a service agreement. The agreement with Quality King provided for the allocation of expenses which were calculated based on various assumptions and methods. The methods employed utilized various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. Effective with the Merger on August 11, 2008, the Company and Quality King executed a new Services Agreement providing for the Company’s participation in certain third party arrangements, including 401(k), medical, dental, and flex spending plans, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company will also share with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The new Services Agreement will terminate on thirty days’ written notice from either party. During the thirteen weeks ended May 2, 2009 and the three months ended April 30, 2008, the expenses allocated under these arrangements to the Company and Model Reorg were $0.7 and $0.6 million, respectively.

NOTE 10 – SEGMENT INFORMATION

The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the Scents of Worth consignment business and the Company’s internet site, perfumania.com. Transactions between Five Star and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 31, 2009. The Company’s chief operating decision maker who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis but rather on a consolidated basis. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended May 2, 2009	Three Months Ended April 30, 2008
	(in thousands)
Net sales:
Retail	$63,120	$15,299
Wholesale	33,540	45,819

	$96,660	$61,118

Gross profit:
Retail	$28,808	$5,884
Wholesale	7,026	11,036

	$35,834	$16,920

	May 2, 2009	January 31, 2009
Total assets:
Wholesale	$356,504	$375,497
Retail	236,166	235,363

	$592,670	$610,860
Eliminations (a)	(221,025)	(210,730)

Consolidated assets	$371,645	$400,130

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

NOTE 11 – RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the FASB issued SFAS No. 168, “FASB Accounting Standards Codification” (“SFAS 168”), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company’s results of operations, financial position or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. Management is currently evaluating the impact of the adoption of SFAS 165 but does not expect the adoption of SFAS 165 to materially impact the Company’s results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it had no impact on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) was effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on the Company’s results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 will revise the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests will become a part of stockholder’s equity in the consolidated balance sheets and consolidated income statements will report income attributable to the Company and to noncontrolling interests separately. SFAS 160 was effective for fiscal years beginning after December 15, 2008 and early adoption was prohibited. The adoption of SFAS 160 did not have any impact on our results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was effective for the first interim period beginning in fiscal 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. Effective February 1, 2009, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on our results of operations, financial position and cash flows.

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

Comparison of the Thirteen Weeks Ended May 2, 2009 with the Three Months Ended April 30, 2008.

Net Sales

	Thirteen Weeks Ended May 2, 2009	Percentage of Net Sales	Three Months Ended April 30, 2008	Percentage of Net Sales
	($ in thousands)
Retail	$63,120	65.3%	$15,299	25.0%
Wholesale	33,540	34.7%	45,819	75.0%

Total net sales	$96,660	100.0%	$61,118	100.0%

Net sales increased 58.2% from $61.1 million in the three months ended April 30, 2008 to $96.7 million in the thirteen weeks ended May 2, 2009. Excluding the sales from Perfumania’s retail division which are included in the above sales information for the period from February 1, 2009 through May 2, 2009, net sales decreased by $11.1 million or 18.2%. Excluding Perfumania’s results, the decrease in sales was primarily due to a decrease in wholesale sales of $12.3 million.

As discussed above, because the Merger with Model is treated as a reverse acquisition for accounting purposes, Perfumania’s retail sales are included in our condensed consolidated financial statements only for the thirteen weeks ended May 2, 2009. Perfumania’s retail sales of $46.7 million for the thirteen weeks ended May 2, 2009 were unchanged compared with the same period in 2008. Perfumania’s comparable store sales decreased by 9.2% during the thirteen weeks ended May 2, 2009. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended May 2, 2009 increased 3.7% from the prior year’s comparable period and the total number of units sold decreased by 3.4%. We attribute the increase in the average retail price per unit sold to changes in our product mix and promotions resulting in more sales of higher priced merchandise. The number of units sold was affected by softness in the United States economy, declining consumer confidence and the resulting weak mall traffic. The average number of stores operated was 359 in the thirteen week period ended May 2, 2009, versus 308 in the prior year’s comparable period, which resulted in the increase in retail sales.

Approximately $6.8 million of the $12.3 million decrease in wholesale sales are represented by affiliate sales to Perfumania in the three months ended April 30. 2008. As a result of the Merger on August 11, 2008, wholesale sales to Perfumania became intercompany transactions, which are eliminated in consolidation. The remaining decrease in wholesale sales of $5.9 million is the result of the continuing tightening of credit resources generally, which decreases customers’ ability to purchase.

We expect the softness in wholesale and retail sales to continue for the foreseeable future until consumer confidence and the United States economy improve.

Gross Profit

	Thirteen Weeks Ended May 2, 2009	Three Months Ended April 30, 2008
	(in thousands)
Retail	$28,808	$5,884
Wholesale	7,026	11,036

Total gross profit	$35,834	$16,920

Gross Profit Percentages

	Thirteen Weeks Ended May 2, 2009	Three Months Ended April 30, 2008
Retail	45.6%	38.5%
Wholesale	21.0%	24.1%
Total gross profit percentage	37.1%	27.7%

Gross profit increased 111.8% from $16.9 million in the three months ended April 30, 2008 (27.7% of total net sales) to $35.8 million in the thirteen weeks ended May 2, 2009 (37.1% of total net sales). Excluding the gross profit from Perfumania’s retail division which is included in the above gross profit information for the thirteen weeks ended May 2, 2009, gross profit decreased by $3.2 million. Excluding Perfumania’s results, the decrease in gross profit was due to a decrease in wholesale sales volume as discussed above offset by an increase in retail gross profit due to sales of a larger ratio of higher margin products.

Perfumania’s retail gross profit for the thirteen weeks ended May 2, 2009 decreased by 1.8% to $22.1 million compared with the comparative same period in 2008. For these same periods, Perfumania’s retail gross margins were 47.4% and 46.8%, respectively.

Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses increased by $25.5 from $13.3 million in the three months ended April 30, 2008 to $38.7 million in the thirteen weeks ended May 2, 2009. Excluding the selling, general and administrative expenses of Perfumania’s retail division of $27.2 million, which are included for the period from February 1, 2009 through May 2, 2009, selling, general and administrative expenses decreased by $1.7 million or 12.8%. Included in selling, general and administrative expenses are expenses in connection with the service agreements with Quality King, which were $0.7 million and $0.6 million for the thirteen weeks ended May 2, 2009 and the three months ended April 30, 2008, respectively.

Perfumania’s selling, general and administrative expenses for the thirteen weeks ended May 2, 2009, increased by 10.9% to $27.2 million compared to $24.5 million in the same period of 2008. The increase was largely attributable to the additional payroll, occupancy and store opening expenses needed to operate the 52 net new stores opened over the past year.

Depreciation and amortization was approximately $2.5 million in the thirteen weeks ended May 2, 2009, compared to $0.4 million for the three months ended April 30, 2008. Approximately $1.8 million of the total increase is attributable to Perfumania’s retail division.

Interest expense was approximately $4.5 million for the thirteen weeks ended May 2, 2009 compared with approximately $2.1 million for the three months ended April 30, 2008. The thirteen week period ended May 2, 2009 includes the combined company whereas the three months ended April 30, 2008 includes Model Reorg only. The interest rates on total variable interest debt increased by approximately 1.79% during the thirteen weeks ended May 2, 2009 as compared to the three months ended April 30, 2008.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during the thirteen weeks ended May 2, 2009, compared with an income tax provision of $0.5 million during the three months ended April 30, 2008.

As a result of the foregoing, we realized a net loss of approximately $9.9 million in the thirteen weeks ended May 2, 2009, of which $8.8 million is attributable to Perfumania, compared to a net income of $0.6 million in the three months ended April 30, 2008.

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

The Company has a $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation (“GECC”) serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wachovia Capital Markets serves as Joint Lead Arranger (the “Senior Credit Facility”). The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

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

As a result of the covenant defaults described below, effective January 23, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No.1, interest under the Senior Credit Facility for periods after May 26, 2009 will be, at the Company's election unless an event of default exists, either the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00% (the “Index Rate”), in each case plus 3.50% or (ii) LIBOR (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

The Senior Credit Facility limits the Company’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business. The Senior Credit Facility also provides that advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $3 million with respect to any one supplier (together with its affiliates).

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. As the Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009, GECC imposed the Default Rate of interest on outstanding borrowings, as described above. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No. 1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010.

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

At the closing of the Merger, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to the Company on an unsecured basis. At the same time, we issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King. All of the subordinated promissory notes issued to the Nussdorf Trusts and Quality King are subordinated to the Senior Credit Facility and, pursuant to amendments as of May 26, 2009, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. The maturity date of the subordinated promissory notes payable to the Nussdorf Trusts is February 8, 2012 and that of the note payable to Quality King is June 30, 2012. The Nussdorf Trusts notes bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility, and the Quality King note bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility. Quality King and the Nussdorf Trusts have acknowledged that the Company’s nonpayment, because of the subordination provisions, of amounts otherwise due under these notes will not constitute a default under the notes.

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

Accrued interest payable due at May 2, 2009 and January 31, 2009 on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $5.1 million and $3.0 million, respectively.

Net cash provided by operating activities during the thirteen weeks ended May 2, 2009 was approximately $23.3 million compared with approximately $10.1 million used in operating activities during the three months ended April 30, 2008. Accounts receivable decreased due to the timing of shipments to our wholesale customers. The decrease in inventory is due to a planned reduction in inventory purchases during the thirteen weeks ended May 2, 2009.

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

Net cash used in investing activities was approximately $3.6 million in the thirteen weeks ended May 2, 2009 compared to $3.3 million in the three months ended April 30, 2008. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened or were under construction during the thirteen weeks ended May 2, 2009. During the thirteen weeks ended May 2, 2009, Perfumania opened nine new stores, relocated one existing store and closed two stores. In addition, during the thirteen weeks ended May 2, 2009, we purchased three existing retail stores from an unrelated party for $1.5 million. Due to the current and anticipated economic environment in 2009, we plan to reduce the number of Perfumania new store openings to approximately seven stores for the remainder of fiscal 2009 and plan to close approximately four stores.

Net cash used in financing activities during the thirteen weeks ended May 2, 2009 was approximately $22.2 million, primarily from net repayments under our credit facility, compared with approximately $12.0 million provided by financing activities for the three months ended April 30, 2008.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to integrate and achieve synergies between the Perfumania and Model Reorg businesses, our ability to service our obligations, our ability to comply with the covenants in our new senior credit facility, general economic conditions including a decrease in discretionary spending by consumers, competition, the ability to raise additional capital to finance our expansion and other factors included in our filings with the SEC, including the Risk Factors included in our 2008 Annual Report on Form 10-K. Those Risk Factors contained in our 2008 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal quarter covered by this report. Although those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, our management concluded, based on their evaluation, that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting that prevented us from completing those tasks in time to file this Form 10-Q by its due date. We did not maintain effective controls over the application of generally accepted accounting principles in our period-end financial closing and reporting process. Specifically, in the face of the extraordinary competing demands on their time, our financial personnel were not able to properly consider and apply GAAP to a number of different transactions. Unless and until corrected, there was a reasonable possibility that this would result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis. We are working on remediating this weakness and, through the changes to our internal controls described below, have implemented additional oversight of the period-end financial close process to prevent these errors from recurring. Although our finance / accounting resources were not able to file this Form 10-Q by its due date in the face of these extraordinary competing demands, we believe they are adequate and competent to handle normal business operations and SEC reporting.

Changes in Internal Control over Financial Reporting

We are currently in the process of integrating the Model Reorg business operations, systems and processes. In many respects, this involves bringing the Model Reorg business operations under the Company’s preexisting control framework. The principal work began at the beginning of fiscal 2009, after our busiest commercial season. During the first quarter of fiscal 2009, we transitioned and consolidated financial reporting staff and converted financial reporting systems onto one platform and set of internal controls, which changes have materially affected and are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PERFUMANIA HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC.
(Registrant)

Date: July 10, 2009	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	By: /S/ Donna Dellomo
Donna Dellomo
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit No.	Description
31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.