Form 10-Q
period 2009-08-01
Perfumania Holdings, Inc.
filed 2009-09-14
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended August 1, 2009

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 11, 2009 there were 8,966,417 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I
FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of August 1, 2009 (unaudited) and January 31, 2009	3

	Condensed Consolidated Statements of Operations for the thirteen weeks and three months ended August 1, 2009 and July 31, 2008, respectively; and the twenty-six weeks and six months ended August 1, 2009 and July 31, 2008, respectively; (all periods unaudited)	4
	Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended August 1, 2009 (unaudited) and the six months ended July 31, 2008 (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	24

ITEM 4	CONTROLS AND PROCEDURES	25

PART II
OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	25

ITEM 1A	RISK FACTORS	25

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITES AND PROCEEDS THEREOF	25

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	26

ITEM 5	OTHER INFORMATION	26

ITEM 6	EXHIBITS	26

	SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	August 1, 2009	January 31, 2009
	(unaudited)
ASSETS:
Current assets:
Cash	$2,603	$4,202
Accounts receivable, net of allowances of $363 and $1,049, as of August 1, 2009 and January 31, 2009, respectively	27,131	29,035
Inventories	247,152	301,883
Prepaid expenses and other current assets	8,670	5,813

Total current assets	285,556	340,933

Property and equipment, net	40,756	41,755
Other assets, net	17,690	17,442

Total assets	$344,002	$400,130

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$108,671	$153,383
Accounts payable	28,099	28,834
Accounts payable-affiliates	16,397	12,169
Accrued expenses and other liabilities	19,180	20,717
Current portion of notes payable - affiliate	640	640
Current portion of obligations under capital leases	1,155	1,102

Total current liabilities	174,142	216,845

Notes payable - affiliates	96,059	96,379
Long-term portion of obligations under capital leases	2,594	3,253
Other long term liabilities	10,715	3,772

Total liabilities	283,510	320,249

Commitments and contingencies (see Note 8)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, as of August 1, 2009 and January 31, 2009, none issued	—	—
Common stock, $.01 par value 20,000,000 shares authorized; 9,864,666 shares issued as of August 1, 2009 and January 31, 2009	99	99
Additional paid-in capital	125,021	125,007
Accumulated deficit	(56,051)	(36,648)
Treasury stock, at cost, 898,249 shares as of August 1, 2009 and January 31, 2009	(8,577)	(8,577)

Total shareholders’ equity	60,492	79,881

Total liabilities and shareholders’ equity	$344,002	$400,130

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended August 1, 2009	Three Months Ended July 31, 2008	Twenty-six Weeks Ended August 1, 2009	Six Months Ended July 31, 2008
Net sales	$107,288	$63,785	$203,948	$124,903
Cost of goods sold	70,219	46,016	131,045	90,214

Gross profit	37,069	17,769	72,903	34,689

Operating expenses:
Selling, general and administrative expenses	38,684	13,098	77,393	26,426
Depreciation and amortization	3,351	508	5,841	891

Total operating expenses	42,035	13,606	83,234	27,317

(Loss) income from operations	(4,966)	4,163	(10,331)	7,372
Interest expense	(4,571)	(1,927)	(9,072)	(4,016)

(Loss) income before income tax expense	(9,537)	2,236	(19,403)	3,356
Income tax expense	—	899	—	1,372

Net (loss) income	$(9,537)	$1,337	$(19,403)	$1,984

Net (loss) income per common share:
Basic and diluted	$(1.06)	$0.23	$(2.16)	$0.34

Weighted average number of common shares outstanding:
Basic and diluted	8,966,417	5,900,000	8,966,417	5,900,000

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Twenty-six Weeks Ended August 1, 2009	Six Months Ended July 31, 2008
Cash flows from operating activities:
Net (loss) income	$(19,403)	$1,984
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	5,841	891
(Recovery) provision for losses on accounts receivable	(114)	158
Share based compensation	14	—
Change in operating assets and liabilities:
Trade receivables	2,018	5,310
Receivables from affiliate	—	(11,988)
Inventories	54,731	(16,581)
Prepaid expenses and other assets	(3,063)	897
Accounts payable-non affiliates	(735)	941
Accounts payable-affiliates	4,228	—
Accrued expenses and other liabilities and long-term interest	5,486	(2,297)

Net cash provided by (used in) operating activities	49,003	(20,685)

Cash flows from investing activities:
Additions to property and equipment	(3,384)	(743)
Other investing activities	(1,500)	(3,272)

Net cash used in investing activities	(4,884)	(4,015)

Cash flows from financing activities:
Net repayments under bank line of credit	(44,712)	7,757
(Payments) proceeds from affiliated notes payable	(320)	11,563
Principal payments under capital lease obligations	(606)	—
Payments of long-term debt and other	(80)	(103)

Net cash (used in) provided by financing activities	(45,718)	19,217

Decrease in cash	(1,599)	(5,483)
Cash at beginning of period	4,202	6,495

Cash at end of period	$2,603	$1,012

Supplemental Information:

Cash paid during the period for:
Interest	$4,568	$2,413
Income taxes	191	3,012

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

As of August 1, 2009, Perfumania operated a chain of 368 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Prior to the Merger, Perfumania’s wholesale division distributed fragrances and related products primarily to Model Reorg. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 3,100 stores, including more than 1,400 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Filene’s Basement, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade.

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

In May 2009, the Company completed an amendment of its Senior Credit Facility, (see Note 5). The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Senior Credit Facility will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Senior Credit Facility will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending; the Company’s ability to comply with financial covenants (as amended) and other covenants included in its Senior Credit Facility.

If the Company does not have a sufficient borrowing base at any given time, borrowing availability under the Senior Credit Facility may not be sufficient to support liquidity needs. Insufficient borrowing availability under the Senior Credit Facility would have a material adverse effect on the Company’s financial condition and results of operations. If the Company were unable to comply with the requirements of the Senior Credit Facility, it would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, which would have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

NOTE 2 - ACQUISITION OF MODEL REORG

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

The Company performed an impairment assessment on goodwill and tradenames in the fourth quarter of fiscal 2008 and determined that the entirety of goodwill and a portion of the tradename recorded in the above purchase price allocation was impaired. See Note 3.

NOTE 3 - GOODWILL AND INTANGIBLES

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

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen and twenty-six weeks ended August 1, 2009 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.

At the end of fiscal 2008, the Company performed its annual impairment testing of goodwill and intangible assets with indefinite lives. Based on its analysis, the Company concluded that $4.5 million of trademarks, all of which related to trademarks recorded as a result of the acquisition of Model Reorg in August 2008, was impaired, and that its remaining goodwill of $60.3 million, including $39.9 million of goodwill recorded as a result of the acquisition of Model was fully impaired. During the thirteen and twenty-six weeks ended August 1, 2009, there were no changes in the carrying value of trademarks and tradenames. Included in other assets, net, on the accompanying condensed consolidated balance as of August 1, 2009 are $8.5 million related to the estimated value of the Perfumania tradename, $4.2 million for trademarks and licenses of Five Star and $1.2 million of amortizable intangible assets related to lease agreements for three acquired retail stores.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. For the thirteen and twenty-six weeks ended August 1, 2009, amortization expense for intangible assets subject to amortization was $0.3 million and $0.5 million, respectively. For the remainder of fiscal 2009, we expect amortization expense to be $0.6 million. As of August 1, 2009, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is projected to be $0.6 million in each of fiscal years 2010 and 2011, and $0.5 million in each of fiscal years 2012, 2013 and 2014.

NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS

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

The following is a summary of the stock option activity during the twenty-six weeks ended August 1, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and exercisable as of January 31, 2009	253,194	$9.52	6.85	$—

Granted	—	—

Exercised	—	—

Forfeited	(378)	12.98

Outstanding as of August 1, 2009	252,816	$9.51	6.85	$—

Exercisable as of August 1, 2009	215,816	$9.51	6.50	$—

The aggregate intrinsic value in the table above is the value before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

During the twenty-six week period ended August 1, 2009 the Company recognized share based compensation expense of $14,673. During the six months ended July 31, 2008, Model Reorg did not recognize any share based compensation expense in the condensed consolidated financial statements.

NOTE 5 - REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	August 1, 2009	January 31, 2009
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$108,671	$153,383
Subordinated convertible note payable-affiliate	5,000	5,000
Subordinated non-convertible notes payable-affiliates	91,699	92,019

	205,370	250,402
Less current portion	(109,311)	(154,023)

Total long-term debt	$96,059	$96,379

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

The Senior Credit Facility limits the Company’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business. The Senior Credit Facility also provides that short-term advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $3 million with respect to any one supplier (together with its affiliates).

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

Accrued interest payable due at August 1, 2009 and January 31, 2009 on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $7.3 million and $3.0 million, respectively.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

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

The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the thirteen or twenty-six weeks ended August 1, 2009.

During the thirteen and twenty-six weeks ended August 1, 2009, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of August 1, 2009 and January 31, 2009 was not significant.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 7 - BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Model Reorg share numbers for the three and six months ended July 31, 2008 represent the 5.9 million shares issued by the Company in the Merger in exchange for the common shares of Model Reorg. They do not include the 1.5 million shares issuable upon exercise of the Warrants issued by the Company in the Merger since they would have been antidilutive as E Com’s average market price was lower than the Warrant exercise price during each relevant period. Since Model Reorg had only 96.9 shares outstanding, this treatment permits a more meaningful presentation of Model Reorg’s income per share. Accordingly, the 5.9 million common shares of the Company issued as part of the Merger consideration have been considered outstanding for all periods presented in this Form 10-Q.

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

NOTE 8 - CONTINGENCIES

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

NOTE 9 - RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of August 1, 2009, excluding shares issuable upon conversion of the Warrants discussed in Note 2 or the Convertible Note discussed in Note 5, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

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

Effective August 1, 2008, the 2003 Stockholder Agreement between Model Reorg and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long term notes payable - affiliate as of August 1, 2009 and January 31, 2009, in the amount of $1.3 million and $1.7 million, respectively.

Transactions With Affiliated Companies

Model Reorg sold approximately $7.9 million and $14.9 million of wholesale merchandise to E Com in the three and six months ended July 31, 2008, respectively. Cost of goods sold related to these sales were approximately $4.8 million and $9.9 million, respectively. Model Reorg’s purchases of product from E Com for the three and six months ended July 31, 2008 were approximately $4.6 million and $14.4 million, respectively. Effective with the Merger on August 11, 2008, all transactions between the former Model Reorg and E Com subsidiaries are eliminated in consolidation.

Glenn Nussdorf beneficially owns approximately 9.9% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. The Company has historically purchased certain merchandise from Parlux. During the thirteen week period ended August 1, 2009, the Company also purchased merchandise from Quality King. The Company’s total purchases from these related companies aggregated approximately $3.5 million and $6.7 million for the thirteen and twenty-six weeks ended August 1, 2009. The amounts due to these related companies at August 1, 2009 and January 31, 2009 were approximately $16.4 and $12.2 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliate in the accompanying condensed consolidated balance sheet. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this is now the location of the Company’s principal offices. The monthly current sublease payments of approximately $199,000 increase by 3% annually.

Model Reorg historically received shared services from Quality King pursuant to a service agreement. The agreement with Quality King provided for the allocation of expenses which were calculated based on various assumptions and methods. The methods employed utilized various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. Effective with the Merger on August 11, 2008, the Company and Quality King executed a new Services Agreement providing for the Company’s participation in certain third party arrangements, including 401(k), medical, dental, and flex spending plans, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company will also share with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The new Services Agreement will terminate on thirty days’ written notice from either party. During the thirteen and twenty-six weeks ended August 1, 2009 the expenses charged under these arrangements to the Company were $0.7 million and $1.5 million, respectively. During the three and six months ended July 31, 2008, the expenses allocated under these arrangements to Model Reorg were $0.8 million and $1.5 million, respectively.

NOTE 10 - SEGMENT INFORMATION

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

	Thirteen Weeks Ended August 1, 2009	Three Months Ended July 31, 2008	Twenty-six Weeks Ended August 1, 2009	Six Months Ended July 31, 2008
	(in thousands)
Net sales:
Retail	$72,768	$17,386	$135,888	$32,685
Wholesale	34,520	46,399	68,060	92,218

	$107,288	$63,785	$203,948	$124,903

Gross profit:
Retail	$31,240	$7,697	$59,993	$13,581
Wholesale	5,829	10,072	12,910	21,108

	$37,069	$17,769	$72,903	$34,689

	August 1, 2009	January 31, 2009
Total assets:
Wholesale	$342,294	$375,497
Retail	231,669	235,363

	$573,963	$610,860
Eliminations (a)	(229,961)	(210,730)

Consolidated assets	$344,002	$400,130

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

NOTE 11 - RECENT ACCOUNTING PRONOUNCEMENTS

In July 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 168, “FASB Accounting Standards Codification and The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”). The Codification is effective for interim and annual periods ending after September 15,

2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. Our quarterly report on Form 10-Q for the quarter ending October 31, 2009 and all subsequent public filings will reference the Codification as the sole source of authoritative literature.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”), which provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for interim or fiscal periods ending after June 15, 2009. We have evaluated subsequent events through the time of filing these financial statements with the SEC on September 14, 2009. The adoption of SFAS 165 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133” (“SFAS 161”). SFAS 161 requires enhanced disclosures regarding derivatives and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”; and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. As SFAS 161 relates specifically to disclosures, it had no impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”). SFAS 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, the goodwill acquired, and any noncontrolling interest in the acquiree. This statement also establishes disclosure requirements to enable the evaluation of the nature and financial effect of the business combination. SFAS 141(R) was effective for acquisitions occurring in fiscal years beginning after December 15, 2008. The adoption of SFAS 141(R) did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS 160”). SFAS 160 revises the treatment of noncontrolling interests in consolidated balance sheets and consolidated statements of income. Noncontrolling interests are a part of stockholder’s equity in the consolidated balance sheets and consolidated statements of operations report income attributable to the Company and to noncontrolling interests separately. SFAS 160 was effective for fiscal years beginning after December 15, 2008 and early adoption was prohibited. The adoption of SFAS 160 did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosure of fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. SFAS 157 was effective for the first interim period beginning in fiscal 2008 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis in financial statements. In November 2007, the FASB provided a one year deferral for the implementation of SFAS 157 for other nonfinancial assets and liabilities. Effective February 1, 2009, the Company adopted SFAS 157 as it relates to non-financial assets and liabilities. The adoption of SFAS 157 did not have a material effect on the Company’s consolidated results of operations, financial position and cash flows.

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

Comparison of the Thirteen Weeks Ended August 1, 2009 with the Three Months Ended July 31, 2008.

Net Sales

	Thirteen Weeks Ended August 1, 2009	Percentage of Net Sales	Three Months Ended July 31, 2008	Percentage of Net Sales
	($ in thousands)
Retail	$72,768	67.8%	$17,386	27.3%
Wholesale	34,520	32.2%	46,399	72.7%

Total net sales	$107,288	100.0%	$63,785	100.0%

Net sales increased 68.2% from $63.8 million in the three months ended July 31, 2008 to $107.3 million in the thirteen weeks ended August 1, 2009. Excluding the sales from Perfumania’s retail division which are included in the above sales information for the thirteen week period ended August 1, 2009, net sales decreased by $14.1 million or 22.1%. Excluding Perfumania’s results, the decrease in sales was primarily due to a decrease in wholesale sales of $11.9 million.

As discussed above, because the Merger with Model Reorg is treated as a reverse acquisition for accounting purposes, Perfumania’s retail sales are included in our condensed consolidated financial statements only for the thirteen weeks ended August 1, 2009. Perfumania’s retail sales of $57.6 million for the thirteen weeks ended August 1, 2009 were unchanged compared with the same period in 2008. The average number of stores operated was 367 in the thirteen week period ended August 1, 2009, versus 320 in the prior year’s comparable period. Perfumania’s comparable store sales decreased by 11.6% during the thirteen weeks ended August 1, 2009 from the same period in 2008. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended August 1, 2009 decreased 1.8% from the prior year’s comparable period while the total number of units sold increased by 1.7%. The decrease in the average retail price per unit sold was due to increased promotional activity to drive sales. The increase in the number of units sold was attributable to the increase in the number of stores operated as the continuing softness in the United States economy and resulting weak mall traffic caused a decrease in the number of customers at our comparable stores.

Approximately $7.9 million of the $11.9 million decrease in wholesale sales are represented by affiliate sales to Perfumania in the three months ended July 31, 2008. As a result of the Merger on August 11, 2008, wholesale sales to Perfumania became intercompany transactions, which are eliminated in consolidation. The remaining decrease in wholesale sales of $4.0 million is the result of the tightening of credit resources generally during the past year, which has decreased our customers’ ability to purchase, and lower consumer demand for the reasons described above.

We expect the softness in wholesale and retail sales to continue for the foreseeable future until consumer confidence and the United States economy improve.

Gross Profit

	Thirteen Weeks Ended August 1, 2009	Three Months Ended July 31, 2008
	(in thousands)
Retail	$31,240	$7,697
Wholesale	5,829	10,072

Total gross profit	$37,069	$17,769

Gross Profit Percentages

	Thirteen Weeks Ended August 1, 2009	Three Months Ended July 31, 2008
Retail	42.9%	44.3%
Wholesale	16.9%	21.7%
Total gross profit percentage	34.6%	27.9%

Gross profit increased 108.6% from $17.8 million in the three months ended July 31, 2008 (27.9% of total net sales) to $37.1 million in the thirteen weeks ended August 1, 2009 (34.6% of total net sales). Excluding the gross profit from Perfumania’s retail division which is included in the above gross profit information for the thirteen weeks ended August 1, 2009, gross profit decreased by $5.6 million. Excluding Perfumania’s results, the decrease in gross profit was due to a decrease in wholesale sales volume as discussed above offset by an increase in retail gross profit due to sales of a larger ratio of higher margin products.

Perfumania’s retail gross profit for the thirteen weeks ended August 1, 2009 decreased by 5.9% to $24.9 million compared with the comparative same period in 2008. For these same periods, Perfumania’s retail gross margins were 43.2% and 46.1%, respectively. The decrease in Perfumania’s retail gross margins was due to increased promotional activity during the thirteen weeks ended August 1, 2009.

Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses increased by $25.6 from $13.1 million in the three months ended July 31, 2008 to $38.7 million in the thirteen weeks ended August 1, 2009. Excluding the selling, general and administrative expenses of Perfumania’s retail division of $27.3 million, which are included for the thirteen weeks ended August 1, 2009, selling, general and administrative expenses decreased by $1.7 million or 13.0%. Included in selling, general and administrative expenses are expenses charged by Quality King, which were $0.7 million for the thirteen weeks ended August 1, 2009 and $0.8 million for the three months ended July 31, 2008.

Perfumania’s selling, general and administrative expenses for the thirteen weeks ended August 1, 2009, were $27.3 million compared to $27.1 million in the same period of 2008. While store occupancy costs increased due to the opening of 45 net new stores over the past year, the ongoing Company wide cost reduction initiatives have resulted in lower payroll, advertising and other operating expenses. In addition, certain corporate functions, including warehousing and distribution of merchandise were relocated to the Company’s principal executive offices and distribution center in Bellport, New York and these costs are not included in Perfumania’s selling, general and administrative expenses for the thirteen weeks ended August 1, 2009.

Depreciation and amortization was approximately $3.4 million in the thirteen weeks ended August 1, 2009, compared to $0.5 million for the three months ended July 31, 2008. Approximately $2.5 million of the total increase is attributable to Perfumania’s retail division.

Interest expense was approximately $4.6 million for the thirteen weeks ended August 1, 2009 compared with approximately $1.9 million for the three months ended July 31, 2008. The thirteen week period ended August 1, 2009 includes the combined Company whereas the three months ended July 31, 2008 includes Model Reorg only. The interest rates on total variable interest debt increased by approximately 3.3% during the thirteen weeks ended August 1, 2009 as compared to the three months ended July 31, 2008.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during the thirteen weeks ended August 1, 2009, compared with an income tax provision of $0.9 million during the three months ended July 31, 2008.

As a result of the foregoing, we realized a net loss of approximately $9.5 million in the thirteen weeks ended August 1, 2009, of which $7.1 million is attributable to Perfumania, compared to net income of $1.3 million in the three months ended July 31, 2008. As discussed above, certain corporate expenses were not allocated to Perfumania in the thirteen weeks ended August 1, 2009.

Comparison of the Twenty-six Weeks Ended August 1, 2009 with the Six Months Ended July 31, 2008.

Net Sales

	Twenty-six Weeks Ended August 1, 2009	Percentage of Net Sales	Six Months Ended July 31, 2008	Percentage of Net Sales
	($ in thousands)
Retail	$135,888	66.6%	$32,685	26.2%
Wholesale	68,060	33.4%	92,218	73.8%

Total net sales	$203,948	100.0%	$124,903	100.0%

Net sales increased 63.3% from $124.9 million in the six months ended July 31, 2008 to $203.9 million in the twenty-six weeks ended August 1, 2009. Excluding the sales from Perfumania’s retail division which are included in the above sales information for the period from February 1, 2009 through August 1, 2009, net sales decreased by $25.2 million or 20.2%. Excluding Perfumania’s results, the decrease in sales was primarily due to a decrease in wholesale sales of $24.2 million.

As discussed above, because the Merger with Model is treated as a reverse acquisition for accounting purposes, Perfumania’s retail sales are included in our condensed consolidated financial statements only for the twenty-six weeks ended August 1, 2009. Perfumania’s retail sales of $104.3 million for the twenty-six weeks ended August 1, 2009 were unchanged compared with the same period in 2008. Perfumania’s comparable store sales decreased by 10.5% during the twenty-six weeks ended August 1, 2009. The average retail price per unit sold during the twenty-six weeks ended August 1, 2009 increased 0.6% from the prior year’s comparable period and the total number of units sold decreased by 0.6%. The number of units sold was affected by the continuing softness in the United States economy and the resulting weak mall traffic. The average number of stores operated was 363 in the twenty-six week period ended August 1, 2009, versus 314 in the prior year’s comparable period.

Approximately $14.5 million of the $24.2 million decrease in wholesale sales are represented by affiliate sales to Perfumania in the six months ended July 31, 2008. As a result of the Merger on August 11, 2008, wholesale sales to Perfumania became intercompany transactions, which are eliminated in consolidation. The remaining decrease in wholesale sales of $9.7 million is the result of the tightening of credit resources generally and weakened consumer demand discussed above.

Gross Profit

	Twenty-six Weeks Ended August 1, 2009	Six Months Ended July 31, 2008
	(in thousands)
Retail	$59,993	$13,581
Wholesale	12,910	21,108

Total gross profit	$72,903	$34,689

Gross Profit Percentages

	Twenty-six Weeks Ended August 1, 2009	Six Months Ended July 31, 2008
Retail	44.1%	41.6%
Wholesale	19.0%	22.9%
Total gross profit percentage	35.7%	27.8%

Gross profit increased 110.2% from $34.7 million in the six months ended July 31, 2008 (27.8% of total net sales) to $72.9 million in the twenty-six weeks ended August 1, 2009 (35.7% of total net sales). Excluding the gross profit from Perfumania’s retail division which is included in the above gross profit information for the twenty-six weeks ended August 1, 2009, gross profit decreased by $8.7 million. Excluding Perfumania’s results, the decrease in gross profit was due to a decrease in wholesale sales volume as discussed above offset by an increase in retail gross profit due to sales of a larger ratio of higher margin products.

Perfumania’s retail gross profit for the twenty-six weeks ended August 1, 2009 decreased by 2.9% to $46.9 million compared with the comparative period in 2008. For these same periods, Perfumania’s retail gross margins were 45.0% and 46.4%, respectively. The decrease in Perfumania’s retail gross margins was due to increased promotional activity, primarily during the latter part of the twenty-six weeks ended August 1, 2009.

Selling, general and administrative expenses increased by 192.9% from $26.4 million in the six months ended July 31, 2008 to $77.4 million in the twenty-six weeks ended August 1, 2009. Excluding the selling, general and administrative expenses of Perfumania’s retail division of $54.5 million, which are included for the twenty-six weeks ended August 1, 2009, selling, general and administrative expenses decreased by $3.5 million or 13.3%. Included in selling, general and administrative expenses are expenses charged by Quality King, which were $1.5 million for both the twenty-six weeks ended August 1, 2009 and the six months ended July 31, 2008.

Perfumania’s selling, general and administrative expenses for the twenty-six weeks ended August 1, 2009, increased by 5.5% to $54.5 million compared to $51.7 million in the same period of 2008. While store occupancy costs increased due to the opening of 45 net new stores over the past year, the ongoing Company wide cost reduction initiatives have resulted in lower payroll, advertising and other operating expenses. In addition, the costs of corporate functions that were relocated to the Company’s principal executive offices and distribution center in Bellport, New York are not included in Perfumania’s selling, general and administrative expenses for the twenty-six weeks ended August 1, 2009.

Depreciation and amortization was approximately $5.8 million in the twenty-six weeks ended August 1, 2009, compared to $0.9 million for the six months ended July 31, 2008. Approximately $4.3 million of the total increase is attributable to Perfumania’s retail division.

Interest expense was approximately $9.1 million for the twenty-six weeks ended August 1, 2009 compared with approximately $4.0 million for the six months ended July 31, 2008. The twenty-six week period ended August 1, 2009 includes the combined Company whereas the six months ended July 31, 2008 includes Model Reorg only. The interest rates on total variable interest debt increased by approximately 2.8% during the twenty-six weeks ended August 1, 2009 as compared to the six months ended July 31, 2008.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during the twenty-six weeks ended August 1, 2009, compared with an income tax provision of $1.4 million during the six months ended July 31, 2008.

As a result of the foregoing, we realized a net loss of approximately $19.4 million in the twenty-six weeks ended August 1, 2009, of which $15.9 million is attributable to Perfumania, compared to net income of $2.0 million in the six months ended July 31, 2008. As discussed above, certain corporate expenses were not allocated to Perfumania in the twenty-six weeks ended August 1, 2009.

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

The Senior Credit Facility limits the Company’s and its subsidiaries’ ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business. The Senior Credit Facility also provides that short-term advances to suppliers by the Company and its subsidiaries may not exceed $8 million with respect to all suppliers or $3 million with respect to any one supplier (together with its affiliates).

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

Accrued interest payable due at August 1, 2009 and January 31, 2009 on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $7.3 million and $3.0 million, respectively.

Net cash provided by operating activities during the twenty-six weeks ended August 1, 2009 was approximately $49.0 million compared with approximately $20.7 million used in operating activities during the six months ended July 31, 2008. Accounts receivable decreased due to the timing of shipments to our wholesale customers. The substantial decrease in inventory is due to a planned reduction in inventory purchases during the twenty-six weeks ended August 1, 2009.

Our purchases from related parties (E Com before the Merger and Parlux Fragrances, Inc. and Quality King throughout the periods discussed) are generally payable in 90 days; however due to the seasonality of our business these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Net cash used in investing activities was approximately $4.9 million in the twenty-six weeks ended August 1, 2009 compared to $4.0 million in the six months ended July 31, 2008. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened or were under construction during the twenty-six weeks ended August 1, 2009. During the twenty-six weeks ended August 1, 2009, Perfumania opened 13 new stores, relocated two existing stores and closed three stores. In addition, during the twenty-six weeks ended August 1, 2009, we purchased three existing retail stores from an unrelated party for $1.5 million. Due to the current and anticipated economic environment in 2009, we have reduced the number of Perfumania new store openings to approximately three stores for the remainder of fiscal 2009 and plan to close approximately one store.

Net cash used in financing activities during the twenty-six weeks ended August 1, 2009 was approximately $45.7 million, primarily from net repayments under our credit facility, compared with approximately $19.2 million provided by financing activities for the six months ended July 31, 2008.

Based on our current projections, we believe that our existing resources, as well as results of operations, will provide adequate capital to fund our operations for at least the next twelve months.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

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

ITEM 3.	QUANTITATIVE AND QUALITIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal quarter covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. At the time we filed our Form 10-Q for the fiscal quarter ended May 2, 2009, our management concluded, based on their evaluation, that our disclosure controls and procedures were not effective because of a material weakness in internal control over financial reporting that prevented us from completing those tasks in time to file that Form 10-Q by its due date. We did not maintain effective controls over the application of generally accepted accounting principles in our period-end financial closing and reporting process. Specifically, in the face of the extraordinary competing demands on their time, our financial personnel were not able to properly consider and apply GAAP to a number of different transactions. Unless and until corrected, there was a reasonable possibility that this would result in a material misstatement of our consolidated financial statements that would not be prevented or detected on a timely basis.

During the current fiscal quarter ended August 1, 2009, we completed our remediation of this material weakness and through the changes to our internal controls described below, have implemented additional oversight of the period-end financial close process to prevent these errors from recurring. Based on our management’s evaluation of our disclosure controls and procedures as of the fiscal quarter ended August 1, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

We have substantially completed the integration of the Model Reorg business operations, systems and processes. In many respects, this involves bringing the Model Reorg business operations under the Company’s preexisting control framework. The principal work began at the beginning of fiscal 2009, after our busiest commercial season. During the second quarter of fiscal 2009, we transitioned and consolidated financial reporting staff and converted financial reporting systems onto one platform and set of internal controls, which changes have materially affected and are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS THEREOF

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833).

4.1	Note and Subordination Amendment Agreement dated as of May 26, 2009, among Model Reorg Acquisition LLC, Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, and Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, and General Electric Capital Corporation, as Agent and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed May 27, 2009).

4.2	Note and Subordination Amendment Agreement dated as of May 26, 2009, among Model Reorg Acquisition LLC, Quality King Distributors, Inc., and General Electric Capital Corporation, as Agent and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed May 27, 2009).

4.3	Note and Subordination Amendment Agreement dated as of May 26, 2009, among the Company, Stephen Nussdorf, Glenn Nussdorf and General Electric Capital Corporation, as Agent and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 27, 2009).

10.1	Waiver and Amendment No. 1, dated as of May 26, 2009, to Credit Agreement dated as of August 11, 2008, among the Company and the other Borrowers named therein, the Credit Parties named therein, the Lenders named therein, General Electric Capital Corporation, as Agent, Collateral Agent and Lender, GE Capital Markets, Inc., as Joint Lead Arranger and Book Runner, Wachovia Capital Markets LLC, as Joint Lead Arranger, and Wachovia Bank, National Association, as Syndication Agent (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 27, 2009).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PERFUMANIA HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC.
(Registrant)

Date: September 14, 2009	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	By: /S/ Donna Dellomo
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