Form 10-Q
period 2009-10-31
Perfumania Holdings, Inc.
filed 2009-12-15
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 31, 2009

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 14, 2009 there were 8,966,417 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

ITEM 1	FINANCIAL STATEMENTS	3

	Condensed Consolidated Balance Sheets as of October 31, 2009 (unaudited) and January 31, 2009	3

	Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2009 and November 1, 2008 (all periods unaudited)	4

	Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2009 and November 1, 2008 (all periods unaudited)	5

	Notes to Condensed Consolidated Financial Statements (unaudited)	6

ITEM 2	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	17

ITEM 3	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	25

ITEM 4	CONTROLS AND PROCEDURES	25
PART II OTHER INFORMATION

ITEM 1	LEGAL PROCEEDINGS	26

ITEM 1A	RISK FACTORS	26

ITEM 2	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS THEREOF	26

ITEM 3	DEFAULTS UPON SENIOR SECURITIES	26

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS	26

ITEM 5	OTHER INFORMATION	26

ITEM 6	EXHIBITS	26

	SIGNATURES	27

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 31, 2009	January 31, 2009
	(unaudited)
ASSETS:
Current assets:
Cash	$1,487	$4,202
Accounts receivable, net of allowances of $816 and $1,049, as of October 31, 2009 and January 31, 2009, respectively	42,209	29,035
Inventories	254,028	301,883
Prepaid expenses and other current assets	11,501	5,813

Total current assets	309,225	340,933

Property and equipment, net	39,785	41,755
Other assets, net	16,679	17,442

Total assets	$365,689	$400,130

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$104,885	$153,383
Accounts payable	40,790	28,834
Accounts payable-affiliates	30,220	12,169
Accrued expenses and other liabilities	23,248	20,717
Current portion of notes payable-affiliate	640	640
Current portion of obligations under capital leases	1,179	1,102

Total current liabilities	200,962	216,845

Notes payable-affiliates	95,899	96,379
Long-term portion of obligations under capital leases	2,249	3,253
Other long-term liabilities	12,762	3,772

Total liabilities	311,872	320,249

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, as of October 31, 2009 and January 31, 2009, none issued	—	—
Common stock, $.01 par value 20,000,000 shares authorized; 9,864,666 shares issued and outstanding as of October 31, 2009 and January 31, 2009	99	99
Additional paid-in capital	125,027	125,007
Accumulated deficit	(62,732)	(36,648)
Treasury stock, at cost, 898,249 shares as of October 31, 2009 and January 31, 2009	(8,577)	(8,577)

Total shareholders’ equity	53,817	79,881

Total liabilities and shareholders’ equity	$365,689	$400,130

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended October 31, 2009	Thirteen Weeks Ended November 1, 2008	Thirty-nine Weeks Ended October 31, 2009	Thirty-nine Weeks Ended November 1, 2008

Net sales	$123,671	$126,399	$327,619	$251,302
Cost of goods sold	83,563	81,975	214,608	172,189

Gross profit	40,108	44,424	113,011	79,113

Operating expenses:
Selling, general and administrative expenses	40,084	41,332	117,477	66,609
Depreciation and amortization	2,832	2,706	8,673	3,597

Total operating expenses	42,916	44,038	126,150	70,206

(Loss) income from operations	(2,808)	386	(13,139)	8,907
Interest expense	(3,873)	(3,125)	(12,945)	(8,291)

(Loss) income before income tax expense	(6,681)	(2,739)	(26,084)	616
Income tax (benefit) expense	—	(1,101)	—	270

Net (loss) income	$(6,681)	$(1,638)	$(26,084)	$346

Net (loss) income per common share:
Basic and diluted	$(0.75)	$(0.19)	$(2.91)	$0.05

Weighted average number of common shares outstanding:
Basic and diluted	8,966,417	8,690,451	8,966,417	6,830,150

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 31, 2009	Thirty-nine Weeks Ended November 1, 2008

Cash flows from operating activities:
Net (loss) income	$(26,084)	$346
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,673	3,597
Provision for losses on accounts receivable	369	475
Share based compensation	20	175
Change in operating assets and liabilities:
Trade receivables	(13,543)	(14,027)
Receivables from affiliate	—	(11,988)
Inventories	47,855	(49,314)
Prepaid expenses and other assets	(5,957)	(7,914)
Accounts payable-non affiliates	11,956	(3,023)
Accounts payable-affiliates	18,051	2,429
Accrued expenses and other liabilities and long-term interest	11,641	(1,696)

Net cash provided by (used in) operating activities	52,981	(80,940)

Cash flows from investing activities:
Additions to property and equipment	(4,171)	(5,432)
Other investing activities	(1,500)	(2,270)

Net cash used in investing activities	(5,671)	(7,702)

Cash flows from financing activities:
Net repayments under bank line of credit	(48,498)	54,156
(Payments) proceeds from affiliated notes payable	(480)	29,946
Principal payments under capital lease obligations	(927)	—
Payments of long-term debt and other	(120)	761
Proceeds from exercise of stock options	—	8

Net cash (used in) provided by financing activities	(50,025)	84,871

Decrease in cash	(2,715)	(3,771)
Cash at beginning of period	4,202	6,495

Cash at end of period	$1,487	$2,724

Supplemental Information:

Cash paid during the period for:
Interest	$7,158	$1,988
Income taxes	195	3,070

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

As of October 31, 2009, Perfumania operated a chain of 371 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers' suggested retail prices. Prior to the Merger, Perfumania's wholesale division distributed fragrances and related products primarily to Model Reorg. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 3,100 stores, including more than 1,400 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, SYMS, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade.

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

OTHER MATTERS – LIQUIDITY ENHANCEMENT AND COST REDUCTION

The Company was greatly impacted by the recessionary pressures in fiscal 2008 and continuing into fiscal 2009, including a significant decline in consumer spending. As consumer spending and confidence remained depressed throughout the first thirty-nine weeks of fiscal 2009 and may not return to pre 2008 levels for some time, the Company has focused on carefully managing those factors within its control, most importantly spending, including reducing its planned fiscal 2009 and 2010 capital budget, and improving inventory productivity to maximize inventory turns for both wholesale and retail operations. The Company will also continue its efforts to improve its retail operations and in-store experience to maximize retail revenues, reduce its cost base and minimize discretionary spending, as well as improving working capital and operating cash flows.

In May 2009, the Company completed an amendment of its Senior Credit Facility (see Note 6), waiving the events of default which existed at that time. The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Senior Credit Facility will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Senior Credit Facility will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending; the Company’s ability to comply with financial covenants (as amended) and other covenants included in its Senior Credit Facility.

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

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative US GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative US GAAP for SEC registrants. The Codification did not have a material impact on the Company’s consolidated financial statements upon adoption. Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific US GAAP.

Effective February 1, 2009, the first day of fiscal 2009, the Company adopted new accounting guidance on fair value measurements with respect to non-financial assets and liabilities measured on a non-recurring basis. The application of the fair value framework to these fair value measurements did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

Effective February 1, 2009, the first day of fiscal 2009, the Company adopted new accounting guidance regarding noncontrolling interests in consolidated financial statements. The new accounting guidance requires (i) classification of noncontrolling interests, commonly referred to as minority interests, within stockholders’ equity; (ii) net income to include the net income attributable to the noncontrolling interest; and (iii) enhanced disclosure of activity related to noncontrolling interests. The application of this guidance regarding noncontrolling interests in consolidated financial statements did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

Effective February 1, 2009, the first day of fiscal 2009, the Company adopted new accounting guidance which enhances the disclosure requirements for derivative instruments and hedging activities, including: (a) the manner in which an entity uses derivative instruments; (b) the manner in which derivative instruments and related hedged items are accounted for and (c) the effect of derivative instruments and related hedged items on an entity’s financial position, financial performance, and cash flows. The adoption of this new guidance had no impact on the Company’s consolidated results of operations, financial position or cash flows.

In December 2007, the FASB issued authoritative guidance to affirm that the acquisition method of accounting (previously referred to as the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This guidance defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. Among other requirements, this guidance requires the acquiring entity in a business combination to recognize the identifiable assets acquired, liabilities assumed and any noncontrolling interest in the acquiree at their acquisition-date fair values, with limited exceptions; acquisition-related costs generally will be expensed as incurred. This guidance requires certain financial statement disclosures to enable users to evaluate and understand the nature and financial effects of the business combination. This guidance was effective February 1, 2009, the first day of fiscal 2009 and must be applied prospectively to business combinations that are consummated subsequent to this date. The adoption of this new accounting policy did not have a significant impact on the Company’s consolidated financial statements, and the impact it will have on its consolidated financial statements in future periods will depend on the nature and size of any future business combinations.

In the second quarter of fiscal 2009, the Company adopted new accounting guidance on subsequent events. The new accounting guidance establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption did not impact the Company’s condensed consolidated financial statements.

In June 2009, the FASB issued rules which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The FASB clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. These rules are effective for fiscal years beginning after November 15, 2009. Although we have not completed our analysis, we currently do not anticipate that these rules will have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 – ACQUISITION OF MODEL REORG

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

In accordance with the accounting guidance for reverse acquisitions, the total purchase price was allocated to the net tangible and intangible assets acquired and liabilities assumed of E Com in connection with the transaction, based on their fair values as of August 11, 2008, while the assets and liabilities of Model Reorg were reflected at historical cost in the Company’s consolidated balance sheet. Management determined the fair value of the assets acquired and liabilities assumed with the assistance of an independent valuation firm, and the allocation of the purchase price described below reflects that determination.

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

The Company performed an impairment assessment on goodwill and tradenames in the fourth quarter of fiscal 2008 and determined that the entirety of goodwill and a portion of the tradename recorded in the above purchase price allocation was impaired. See Note 4.

NOTE 4 – GOODWILL AND INTANGIBLES

Goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The Company’s annual impairment test is performed at the end of the Company’s fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable. There is a two step process for impairment testing of goodwill. The first step of this test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The second step, if necessary, measures the amount of the impairment. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment as mentioned above. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen and thirty-nine weeks ended October 31, 2009 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.

At the end of fiscal 2008, the Company performed its annual impairment testing of goodwill and intangible assets with indefinite lives. Based on its analysis, the Company concluded that $4.5 million of trademarks, all of which related to trademarks recorded as a result of the acquisition of Model Reorg in August 2008, was impaired, and that its remaining goodwill of $60.3 million, including $39.9 million of goodwill recorded as a result of the acquisition of Model was fully impaired. During the thirteen and thirty-nine weeks ended October 31, 2009, there were no changes in the carrying value of trademarks and tradenames. Included in other assets, net, on the accompanying condensed consolidated balance as of October 31, 2009 are $8.5 million related to the value of the Perfumania tradename, $4.0 million for trademarks and licenses of Five Star and $1.2 million of amortizable intangible assets related to lease agreements for three acquired retail stores.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. For the thirteen and thirty-nine weeks ended October 31, 2009, amortization expense for intangible assets subject to amortization was $0.3 million and $0.8 million, respectively. For the remainder of fiscal 2009, we expect amortization expense to be $0.3 million. As of October 31, 2009, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is projected to be $0.6 million in each of fiscal years 2010 and 2011, and $0.5 million in each of fiscal years 2012, 2013 and 2014.

NOTE 5 – ACCOUNTING FOR SHARE-BASED PAYMENTS

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved 1,165,000 shares of common stock, of which 215,066 options are outstanding. All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant.

The following is a summary of the stock option activity during the thirty-nine weeks ended October 31, 2009:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding and exercisable as of January 31, 2009	253,194	$9.52	6.85	$—
Granted	—	—
Exercised	—	—
Forfeited	(38,128)	4.87

Oustanding as of October 31, 2009	215,066	$10.34	6.18	$—

Exercisable as of October 31, 2009	191,736	$11.01	6.05	$—

The aggregate intrinsic value in the table above is the value before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

During the thirteen and thirty-nine week periods ended October 31, 2009 the Company recognized share-based compensation expense of $5,738 and $20,411, respectively. During the thirteen and thirty-nine week periods ended November 1, 2008, the Company recognized share-based compensation expense of $175,106.

NOTE 6 – REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	October 31, 2009	January 31, 2009
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$104,885	$153,383
Subordinated convertible note payable-affiliate	5,000	5,000
Subordinated non-convertible notes payable-affiliates	91,539	92,019

	201,424	250,402
Less current portion	(105,525)	(154,023)

Total long-term debt	$95,899	$96,379

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

As a result of the covenant defaults described below which were waived by Waiver and Amendment No.1, effective January 23, 2009 through May 26, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No.1, interest under the Senior Credit Facility for periods after May 26, 2009 will be, at the Company’s election unless an event of default exists, either (i) the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00% (the “Index Rate”), in each case plus 3.50% or (ii) LIBOR (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. As the Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009, GECC imposed the Default Rate of interest on outstanding borrowings, as described above. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No.1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010. The Company was in compliance with all applicable covenants under the Senior Credit Facility as of October 31, 2009.

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

Accrued interest payable due at October 31, 2009 and January 31, 2009 on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $9.1 million and $3.0 million, respectively.

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

The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the thirteen or thirty-nine weeks ended October 31, 2009.

During the thirteen and thirty-nine weeks ended October 31, 2009, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of October 31, 2009 and January 31, 2009 was not significant.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 8 – BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE

Basic (loss) income per common share has been computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period.

Diluted net (loss) income per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. All common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding were not included in diluted net income for any period presented because the results would be anti-dilutive.

NOTE 9 – CONTINGENCIES

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of October 31, 2009, excluding shares issuable upon conversion of the Warrants discussed in Note 3 or the Convertible Note discussed in Note 6, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

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

Effective August 1, 2008, the 2003 Stockholder Agreement between Model Reorg and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long term notes payable-affiliate as of October 31, 2009 and January 31, 2009, in the amount of $1.2 million and $1.7 million, respectively.

Transactions With Affiliated Companies

Glenn Nussdorf beneficially owns approximately 9.9% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. The Company has historically purchased certain merchandise from Parlux. During fiscal year 2009, the Company also purchased merchandise from Quality King. The Company’s total purchases from these related companies aggregated approximately $25.5 million and $34.2 million for the thirteen and thirty-nine weeks ended October 31, 2009. The amounts due to these related companies at October 31, 2009 and January 31, 2009 were approximately $30.2 and $12.2 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliate in the accompanying condensed consolidated balance sheet. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Model Reorg sold approximately $15.4 million of wholesale merchandise to E Com for the period February 3, 2008 to August 10, 2008. Model Reorg’s purchases of product from E Com for the period February 3, 2008 to August 10, 2008 was approximately $15.2 million. Effective with the Merger on August 11, 2008, all transactions between the former Model Reorg and E Com subsidiaries are eliminated in consolidation.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this is now the location of the Company’s principal offices. As of October 31, 2009, monthly sublease payments were approximately $199,000 and increase by 3% annually.

Model Reorg historically received shared services from Quality King pursuant to a service agreement. The agreement with Quality King provided for the allocation of expenses which were calculated based on various assumptions and methods. The methods employed utilized various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. Effective with the Merger on August 11, 2008, the Company and Quality King executed a new Services Agreement providing for the Company’s participation in certain third party arrangements, including 401(k), medical, dental, and flex spending plans, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company will also share with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The new Services Agreement will terminate on thirty days’ written notice from either party. During the thirteen and thirty-nine weeks ended October 31, 2009 the expenses charged under these arrangements to the Company, including the sublease payments discussed above were $0.6 million and $2.3 million, respectively. During the thirteen and thirty-nine weeks ended November 1, 2008, the expenses allocated under these arrangements to Model Reorg were $0.5 million and $2.4 million, respectively.

NOTE 11 – SEGMENT INFORMATION

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

	Thirteen Weeks Ended October 31, 2009	Thirteen Weeks Ended November 1, 2008	Thirty-nine Weeks Ended October 31, 2009	Thirty-nine Weeks Ended November 1, 2008
	(in thousands)

Net sales:
Retail	$71,694	$61,178	$207,582	$93,863
Wholesale	51,977	65,221	120,037	157,439

	$123,671	$126,399	$327,619	$251,302

Gross profit:
Retail	$30,159	$28,768	$90,152	$42,349
Wholesale	9,949	15,656	22,859	36,764

	$40,108	$44,424	$113,011	$79,113

	October 31, 2009	January 31, 2009

Total assets:
Wholesale	$354,526	$375,497
Retail	244,950	235,363

	$599,476	$610,860
Eliminations (a)	(233,787)	(210,730)

Consolidated assets	$365,689	$400,130

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

NOTE 12 – SUBSEQUENT EVENTS

Public entities must evaluate subsequent events through the date that the financial statements are issued. Accordingly, we have evaluated subsequent events through the time of filing these financial statements with the SEC on December 15, 2009 and concluded that no subsequent events have occurred that would require additional disclosure.

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

Comparison of the Thirteen Weeks Ended October 31, 2009 with the Thirteen Weeks Ended November 1, 2008.

Net Sales

	Thirteen Weeks Ended October 31, 2009	Percentage of Net Sales	Thirteen Weeks Ended November 1, 2008	Percentage of Net Sales
	($ in thousands)

Retail	$71,694	58.0%	$61,178	48.4%
Wholesale	51,977	42.0%	65,221	51.6%

Total net sales	$123,671	100.0%	$126,399	100.0%

Net sales decreased 2.2% from $126.4 million in the thirteen weeks ended November 1, 2008 to $123.7 million in the thirteen weeks ended October 31, 2009.

As discussed above, because the Merger with Model Reorg is treated as a reverse acquisition for accounting purposes, in fiscal 2008, Perfumania’s retail sales are included in our condensed consolidated financial statements only for the period from August 11, 2008 through November 1, 2008. Accordingly, reported retail sales for the thirteen weeks ended November 1, 2008 omit the $5.3 million of sales that Perfumania recorded between August 3 and August 10, 2008.

Perfumania’s retail sales of $56.6 million for the thirteen weeks ended October 31, 2009 increased by 11.1% compared with the same period in 2008. The average number of stores operated was 370 in the thirteen week period ended October 31, 2009, versus 333 in the prior year’s comparable period. Perfumania’s comparable store sales increased by 0.9% during the thirteen weeks ended October 31, 2009 from the same period in 2008. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended October 31, 2009 decreased 8.8% from the prior year’s comparable period while the total number of units sold increased by 21.6%. The decrease in the average retail price per unit sold was due to increased promotional activity to drive sales. The increase in the number of units sold was primarily attributable to the increase in the number of stores operated as well as the increased promotional activity.

Approximately $0.2 million of the $13.2 million decrease in wholesale sales are represented by affiliate sales to Perfumania in the period from August 3, 2008 through August 10, 2008. As a result of the Merger on August 11, 2008, wholesale sales to Perfumania became intercompany transactions, which are eliminated in consolidation. The remaining decrease in wholesale sales of $13.0 million is the result of the tightening of credit resources generally during the past year, which has decreased our customers’ ability to purchase, and lower consumer demand.

We expect the softness in wholesale and retail sales to continue for the foreseeable future until consumer confidence and the United States economy improve.

Gross Profit

	Thirteen Weeks Ended October 31, 2009	Thirteen Weeks Ended November 1, 2008
	(in thousands)

Retail	$30,159	$28,768
Wholesale	9,949	15,656

Total gross profit	$40,108	$44,424

Gross Profit Percentages

	Thirteen Weeks Ended October 31, 2009	Thirteen Weeks Ended November 1, 2008

Retail	42.1%	47.0%
Wholesale	19.1%	24.0%
Total gross profit percentage	32.4%	35.1%

Gross profit decreased 9.7% from $44.4 million in the thirteen weeks ended November 1, 2008 (35.1% of total net sales) to $40.1 million in the thirteen weeks ended October 31, 2009 (32.4% of total net sales). As with reported sales discussed above, reported gross profit for the thirteen weeks ended November 1, 2008 omits $2.4 million of gross profit attributable to the Perfumania retail business between August 3 and August 10, 2008.

Perfumania’s retail gross profit for the thirteen weeks ended October 31, 2009 decreased by 0.8% to $23.7 million compared with the comparative same period in 2008. For these same periods, Perfumania’s retail gross margins were 41.8% and 46.8%, respectively. The decrease in Perfumania’s retail gross margins was due to increased promotional activity during the thirteen weeks ended October 31, 2009. Wholesale gross profit for the period decreased by $5.7 million compared with the thirteen weeks ended November 1, 2008 due to the decrease in wholesale sales volume discussed above and greater discounting to customers.

Expenses

Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses decreased by 3.0% from $41.3 million in the thirteen weeks ended November 1, 2008 to $40.1 million in the thirteen weeks ended October 31, 2009.

Reported expenses for the thirteen weeks ended November 1, 2008 exclude $3.9 million in selling, general and administrative expenses of Perfumania’s retail division for the period August 3 to August 10, 2008. Included in selling, general and administrative expenses are expenses charged by Quality King for shared services, which were $0.6 and $0.5 million for the thirteen weeks ended October 31, 2009 and November 1, 2008, respectively. These amounts include the sublease payments to Quality King discussed in Note 10 of these condensed consolidated financial statements.

Perfumania’s selling, general and administrative expenses for the thirteen weeks ended October 31, 2009, were $27.1 million compared to $27.2 million in the same period of 2008. While store occupancy costs increased due to the opening of 31 net new stores over the past year, certain corporate functions, including warehousing and distribution of merchandise were relocated to the Company’s principal executive offices and distribution center in Bellport, New York and these costs are not included in Perfumania’s selling, general and administrative expenses for the thirteen weeks ended October 31, 2009.

Depreciation and amortization was approximately $2.8 million in the thirteen weeks ended October 31, 2009, compared to $2.7 million for the thirteen weeks ended November 1, 2008.

Interest expense was approximately $3.9 million for the thirteen weeks ended October 31, 2009 compared with approximately $3.1 million for the thirteen weeks ended November 1, 2008. The thirteen week period ended October 31, 2009 includes the combined Company for the whole period, whereas the thirteen weeks ended November 1, 2008 includes the combined Company only from August 11, 2008 through November 1, 2008. The interest rates on total variable interest debt increased by approximately 2.4% during the thirteen weeks ended October 31, 2009 as compared to the thirteen weeks ended November 1, 2008.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during the thirteen weeks ended October 31, 2009, compared with an income tax benefit of $1.1 million during the thirteen weeks ended November 1, 2008.

Net Loss

As a result of the foregoing, we realized a net loss of approximately $6.7 million in the thirteen weeks ended October 31, 2009, of which $7.5 million is attributable to Perfumania, compared to a net loss of $1.6 million in the thirteen weeks ended November 1, 2008. As discussed above, certain corporate expenses were not allocated to Perfumania in the thirteen weeks ended October 31, 2009.

Comparison of the Thirty-nine Weeks Ended October 31, 2009 with the Thirty-nine Weeks Ended November 1, 2008.

Net Sales

	Thirty-nine Weeks Ended October 31, 2009	Percentage of Net Sales	Thirty-nine Weeks Ended November 1, 2008	Percentage of Net Sales
	($ in thousands)

Retail	$207,582	63.4%	$93,863	37.4%
Wholesale	120,037	36.6%	157,439	62.6%

Total net sales	$327,619	100.0%	$251,302	100.0%

Net sales increased 30.4% from $251.3 million in the thirty-nine weeks ended November 1, 2008 to $327.6 million in the thirty-nine weeks ended October 31, 2009. Excluding the sales from Perfumania’s retail division which are included in the above sales information for the periods from February 1, 2009 through October 31, 2009 but only August 11, 2008 through November 1, 2008 in the prior year, net sales decreased by $38.9 million or 18.9%. Excluding Perfumania’s results, the decrease in sales was primarily due to a decrease in wholesale sales of $37.4 million. See further discussion of wholesale sales decrease below.

As discussed above, because the Merger with Model is treated as a reverse acquisition for accounting purposes, Perfumania’s retail sales are included in our condensed consolidated financial statements for the thirty-nine weeks ended October 31, 2009 but only for the period from August 11, 2008 through November 1, 2008. Perfumania’s retail sales of $160.9 million for the thirty-nine weeks ended October 31, 2009 increased by 3.7% compared with the same period in 2008. Perfumania’s comparable store sales decreased by 6.7% during the thirty-nine weeks ended October 31, 2009. The average retail price per unit sold during the thirty-nine weeks ended October 31, 2009 decreased 2.7% from the prior year’s comparable period and the total number of units sold increased by 6.6%. The increase in the number of units sold was due to the increase in the number of stores operated as well as increased promotional activity in the current year, although sales continue to be adversely affected by the continuing softness in the United States economy and the resulting weak mall traffic. The average number of stores operated was 365 in the thirty-nine week period ended October 31, 2009, versus 320 in the prior year’s comparable period.

Approximately $15.4 million of the $37.4 million decrease in wholesale sales are represented by affiliate sales to Perfumania during the period February 3, 2008 through August 10, 2008. As a result of the Merger on August 11, 2008, wholesale sales to Perfumania became intercompany transactions, which are eliminated in consolidation. The remaining decrease in wholesale sales of $22.0 million is the result of the tightening of credit resources generally and weakened consumer demand.

Gross Profit

	Thirty-nine Weeks Ended October 31, 2009	Thirty-nine Weeks Ended November 1, 2008
	(in thousands)

Retail	$90,152	$42,349
Wholesale	22,859	36,764

Total gross profit	$113,011	$79,113

Gross Profit Percentages

	Thirty-nine Weeks Ended October 31, 2009	Thirty-nine Weeks Ended November 1, 2008

Retail	43.4%	45.1%
Wholesale	19.0%	23.4%
Total gross profit percentage	34.5%	31.5%

Gross profit increased 42.8% from $79.1 million in the thirty-nine weeks ended November 1, 2008 (31.5% of total net sales) to $113.0 million in the thirty-nine weeks ended October 31, 2009 (34.6% of total net sales). Excluding the gross profit from Perfumania’s retail division which is included in the above gross profit information for the thirty-nine weeks ended October 31, 2009 but only the period August 11, 2008 through November 1, 2008 in the prior year, gross profit decreased by $15.2 million. Excluding Perfumania’s results, the decrease in gross profit was due to a decrease in wholesale sales volume as discussed above and greater discounting to customers.

Perfumania’s retail gross profit for the thirty-nine weeks ended October 31, 2009 decreased by 2.2% to $70.6 million compared with the comparative period in 2008. For these same periods, Perfumania’s retail gross margins were 43.9% and 46.5%, respectively. The decrease in Perfumania’s retail gross margins was due to increased promotional activity, primarily during the latter part of the thirty-nine weeks ended October 31, 2009.

Expenses

Selling, general and administrative expenses increased by 76.4% from $66.6 million in the thirty-nine weeks ended November 1, 2008 to $117.5 million in the thirty-nine weeks ended October 31, 2009. Excluding the selling, general and administrative expenses of Perfumania’s retail division, which are included for the thirty-nine weeks ended October 31, 2009 and the period August 11, 2008 through November 1, 2008, selling, general and administrative expenses decreased by $5.5 million or 13.2%. Included in selling, general and administrative expenses are expenses charged by Quality King for shared services, which were $2.3 million and $2.4 million for the thirty-nine weeks ended October 31, 2009 and November 1, 2008, respectively. These amounts include the sublease payments to Quality King discussed in Note 10 of these condensed consolidated financial statements.

Perfumania’s selling, general and administrative expenses for the thirty-nine weeks ended October 31, 2009, increased by 3.4% to $81.6 million compared to $78.9 million in the same period of 2008. The increase is attributable primarily to store occupancy costs due to the opening of 31 net new stores over the past year, offset by the costs of certain corporate functions that were relocated to the Company’s principal executive offices and distribution center in Bellport, New York and which are not included in Perfumania’s selling, general and administrative expenses for the thirty-nine weeks ended October 31, 2009 as discussed above.

Depreciation and amortization was approximately $8.7 million in the thirty-nine weeks ended October 31, 2009, compared to $3.6 million for the thirty-nine weeks ended November 1, 2008. Approximately $4.4 million of the total increase is attributable to including Perfumania’s retail division in the reported results for the full thirty-nine weeks in 2009, versus only the period from August 11 through November 1 in 2008.

Interest expense was approximately $12.9 million for the thirty-nine weeks ended October 31, 2009 compared with approximately $8.3 million for the thirty-nine weeks ended November 1, 2008. The thirty-nine week period ended October 31, 2009 includes the combined Company for the entire period whereas the thirty-nine ended November 1, 2008 includes the combined Company only for the period August 11, 2008 through November 1, 2008. The interest rates on total variable interest debt increased by approximately 3.0% during the thirty-nine weeks ended October 31, 2009 as compared to the thirty-nine weeks ended November 1, 2008.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during the thirty-nine weeks ended October 31, 2009, compared with an income tax provision of $0.3 million during the thirty-nine weeks ended November 1, 2008.

Net Loss

As a result of the foregoing, we realized a net loss of approximately $26.1 million in the thirty-nine weeks ended October 31, 2009, of which $23.4 million is attributable to Perfumania, compared to net income of $0.3 million in the thirty-nine weeks ended November 1, 2008. As discussed above, certain corporate expenses were not allocated to Perfumania in the thirty-nine weeks ended October 31, 2009.

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

Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible accounts and a specified percentage of the borrowers’ eligible inventory from time to time. GECC has the right to impose reserves in its reasonable credit judgment, whether or not there is an Event of Default, which would effectively reduce the borrowing base and thereby the amount that the borrowers may borrow under the Senior Credit Facility. Under an amendment to the Senior Credit Facility executed as of May 26, 2009 (“Waiver and Amendment No. 1”), reserves against borrowing availability increasing from $9 million to $15 million at August 4, 2009 and thereafter will automatically apply, in addition to any reserves that may be imposed from time to time in GECC’s reasonable credit judgment. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $12.5 million for swing line loans (that is, same-day loans from the lead or agent bank).

As a result of the covenant defaults described below which were waived by Waiver and Amendment No. 1, effective January 23, 2009 through May 26, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No. 1, interest under the Senior Credit Facility for periods after May 26, 2009 will be, at the Company’s election unless an event of default exists, either (i) the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00% (the “Index Rate”), in each case plus 3.50% or (ii) LIBOR (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. As the Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009, GECC imposed the Default Rate of interest on outstanding borrowings, as described above. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No.1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010. The Company was in compliance with all applicable covenants under the Senior Credit Facility as of October 31, 2009.

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

Accrued interest payable due at October 31, 2009 and January 31, 2009 on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $9.1 million and $3.0 million, respectively.

Net cash provided by operating activities during the thirty-nine weeks ended October 31, 2009 was approximately $53.0 million compared with approximately $80.9 million used in operating activities during the thirty-nine weeks ended November 1, 2008. The substantial decrease in inventory is due to a planned reduction in inventory purchases during the thirty-nine weeks ended October 31, 2009. The increase in accounts payable-non affiliates and accounts payable-affiliates is due to the seasonality of both the wholesale and retail businesses.

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

Net cash used in investing activities was approximately $5.7 million in the thirty-nine weeks ended October 31, 2009 compared to $7.7 million in the thirty-nine weeks ended November 1, 2008. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened or were under construction during the thirty-nine weeks ended October 31, 2009. During the thirty-nine weeks ended October 31, 2009, Perfumania opened 19 new stores, relocated two existing stores and closed three stores. In addition, during the thirty-nine weeks ended October 31, 2009, we purchased three existing retail stores from an unrelated party for $1.5 million. Due to the current and anticipated economic environment in 2009, we do not plan to open any new Perfumania stores for the remainder of fiscal 2009 and plan to close approximately one store.

Net cash used in financing activities during the thirty-nine weeks ended October 31, 2009 was approximately $50.0 million, primarily from net repayments under our credit facility, compared with approximately $84.9 million provided by financing activities for the thirty-nine weeks ended November 1, 2008.

Based on our current projections, we believe that our existing resources, as well as results of operations, will provide adequate capital to fund our foreseeable requirements over both the short and long term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other assets and liabilities which are subjective and based on estimates. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 31, 2009.

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

Based on our management’s evaluation of our disclosure controls and procedures as of October 31, 2009, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

We have substantially completed the integration of the Model Reorg business operations, systems and processes. There were no changes in our internal control over financial reporting during the quarter ended October 31, 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS THEREOF

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No 33-46833)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PERFUMANIA HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC.
(Registrant)

Date: December 15, 2009	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Donna Dellomo
Donna Dellomo
Chief Financial Officer
(Principal Financial and Accounting Officer)