Form 10-K
period 2010-01-30
Perfumania Holdings, Inc.
filed 2010-04-30
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4.0 million as of July 31, 2009, based on the closing sale price of $2.41 per share.

The number of shares outstanding of the registrant’s common stock as of April 30, 2010: 8,966,417 shares

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders expected to be held on June 9, 2010, are incorporated by reference into Part III of this Form 10-K.

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

In this Form 10-K, we refer to the fiscal year beginning February 1, 2009 and ending on January 30, 2010 as “fiscal 2009” and the fiscal year beginning February 3, 2008 and ending January 31, 2009 as “fiscal 2008”.

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

During fiscal 2009, we generated net sales of $510.9 million compared with $429.3 million in fiscal 2008. During fiscal 2009 and 2008, approximately 67.4% and 52.6% of our net sales and 81.5% and 68.6% of our gross profit were provided by our retail division, and approximately 32.6% and 47.4% and 18.5% and 31.4%, respectively, by our wholesale division. Most of the increase in our net sales in fiscal 2009, as well as the increase in the proportion of our net sales and gross profit which are derived from our retail division compared with our wholesale division, was due to the inclusion of Perfumania’s results for the full year in fiscal 2009. Our wholesale revenues decreased by 18.1% from fiscal 2008 due to the global economic downturn and the resulting reduction in consumer spending. Also, our fiscal 2008’s results included $15.4 million of sales to E Com before the Merger. Further information for each of the industry segments in which we operate is provided in Note 15 to our consolidated financial statements included in Item 8 of this Form 10-K.

Our executive offices are located at 35 Sawgrass Drive, Suite 2, Bellport, NY 11713, our telephone number is (631) 866-4100, our retail internet address is www.perfumania.com and our business internet address is www.perfumaniaholdingsinc.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and amendments are also available at www.sec.gov. In addition, we have made our Code of Business Conduct and Ethics available through our website under “about Perfumania Holdings, Inc. – corporate compliance.” The reference to our website does not constitute incorporation by reference of the information contained on our website and the information contained on the website is not part of this Form 10-K.

Wholesale Business

The wholesale division, which operates through QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owner/manufacturer. QFG strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. QFG’s sales are principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Nordstrom Rack, Marshalls, Target, Ross Stores and TJ Maxx. QFG also operates a direct sales department that services over 10,000 pharmacies and specialty stores, such as AmerisourceBergen and Cardinal Health, throughout the United States.

Five Star’s owned and licensed brands are sold principally through the Company’s wholesale business, SOW’s consignment business, and Perfumania’s retail stores. Five Star handles the manufacturing, on behalf of Perfumania, of the Jerome Privee® product line, which includes bath and body products and scented candles, and which is sold exclusively in Perfumania’s retail stores.

There were no customers who accounted for more than 10% of revenues in fiscal 2009 or 2008.

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

Retail Business

Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At January 30, 2010, Perfumania operated a chain of 370 “full service” retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 2,000 different fragrance sku’s for women, men and children. These stores stock brand name and designer brands such as Estee Lauder®, Cartier®, Issey Miyake®, Bvlgari®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Hugo Boss®, Ralph Lauren/Polo®, Perry Ellis®, Liz Claiborne®, Giorgio®, Halston®, Escada®, Chanel®, Sean Jean®, Lacoste®, Burberry®, Azzaro®, Guess®, Donna Karan® and Paris Hilton®.1 Perfumania also carries private label lines of bath & body treatment products under the name Jerome Privee® and cosmetics products under the name Mattese®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, although the stores are generally operated under the name “Perfumania.”® Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and suburban strip shopping centers.

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

SOW is the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,500 stores, including more than 1,300 Kmart locations nationwide, as well as through customers such as Burlington Coat Factory, Filene’s Basement, SYMS, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage.

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

economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effect of special promotions. Retail store sales, internet sales, and consignment sales represented approximately 67.4% and 52.6%, respectively, of the Company’s total sales in fiscal 2009 and 2008, respectively.

Seasonality and Quarterly Results

The Company’s business is highly seasonal, with the most significant activity occurring from September through December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 11.2% and 34.3% of total revenues being generated during these three months in fiscal 2009 and 2008, respectively. Retail revenues are the greatest in December, with approximately 24.2% and 36.4% of retail revenues being generated this month in fiscal 2009 and 2008, respectively, as is typical for a retail operation. Historically, Model Reorg typically generated income from operations during all 12 months of the fiscal year, while E Com generated income only during the fourth quarter due to the seasonality of its retail business. In fiscal 2009, the first full year the Company operated as a combined entity, the Company realized losses from operations during the first three quarters and generated income from operations during the fourth quarter due to the seasonality of the combined business. However, there can be no assurance that future results will be consistent with fiscal 2009 results.

Strategy

The Company’s business strategy is to use its experience in the fragrance industry, knowledge of the fragrance market, and business relationships to procure products, enabling it to sell its products to customers at competitive prices. In addition, the Company supplements its offerings with owned or licensed designer and other fragrance brands. It seeks to increase the portfolio of brands for both wholesale distribution and retail sale by presenting a diverse sales opportunity for a designer’s brand, thereby enhancing its purchasing opportunities.

The Company emphasizes future growth by broadening its product offering to wholesale customers while also growing the retail business. It also expects to take advantage of opportunities to license or purchase mature designer brands that do not require significant additional expenditure to create retail market demand.

Perfumania’s current business strategy focuses on maximizing sales and store productivity by raising the average dollar sale per transaction, increasing transactions per hour, reducing expenses at existing stores, opening new stores in proven geographic markets and selectively closing under-performing stores. When opening new stores, Perfumania seeks locations primarily in high traffic manufacturers’ outlet malls, regional malls and selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates whether to open additional stores in markets where it already has a presence or whether to expand into additional markets that it believes have a population density and demographics to support a cluster of stores.

As of January 30, 2010, we operated 370 Perfumania stores in the United States and Puerto Rico. The following chart shows the number of Perfumania stores operated in each state in which those stores are located.

Perfumania Stores as of January 30, 2010
Alaska	1	Louisiana	5	North Carolina	10
Alabama	2	Maine	1	Ohio	11
Arizona	8	Maryland	8	Oregon	5
Arkansas	1	Massachusetts	7	Pennsylvania	12
California	30	Michigan	13	Puerto Rico	20
Colorado	4	Minnesota	3	South Carolina	9
Connecticut	4	Mississippi	3	Tennessee	6
Delaware	2	Missouri	8	Texas	43
Florida	61	Nevada	9	Utah	1
Georgia	13	New Hampshire	4	Virginia	4
Hawaii	2	New Jersey	9	Washington	7
Illinois	14	New York	22	Wisconsin	3
Indiana	5

In fiscal 2009, Perfumania opened 19 stores, compared with 57 stores in the previous year. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. During fiscal 2009, Perfumania closed 4 stores. For fiscal 2010, Perfumania intends to continue to focus on improving the profitability of its existing stores and management expects to open approximately 4 stores and close approximately 4 stores.

Suppliers

In recent years, the Company has purchased approximately 90% of its fragrances directly from brand owners/manufacturers and 10% from distributors. Its suppliers include most of the dozen largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships, some of which are also customers of the Company. The Company maintains a regular dialogue with all designer fragrance brand manufacturers directed toward broadening its product offerings to its customers. The Company believes that having both wholesale and retail customers is desirable to most designer fragrance brand manufacturers and enhances its opportunities to further expand these relationships. The Company’s success in obtaining product in wide assortments and at favorable prices has been enhanced by the greater scale resulting from leveraging the additional bargaining power with suppliers due to the Merger. In addition, the recent consolidation in the United States department store business and the weak global economy which has impacted United States department store fragrance sales has resulted in favorable buying opportunities for the Company with some of the largest fragrance manufacturers. As is customary in the fragrance industry, the Company has no long-term or exclusive contracts with suppliers.

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

Wholesale sales representatives maintain regular dialogue with customers to generate selling opportunities and to assist them in finding scarce products at low prices. All sales personnel have access to current inventory information that is generally updated with each order, allowing immediate order confirmation to customers and ensuring that ordered products are in stock for prompt shipment. The Company’s management information system affords customers access to current information on price and product availability to enable them to better plan inventory investments. Customers may elect to receive this information in a variety of electronic formats that are updated daily, and can transmit orders electronically directly to the Company’s data processing system. The reports generated for customers by the management information system also provide information on manufacturers’ special price offerings and promotional programs to demonstrate the savings that can be generated so that customers can validate the value of purchasing from the Company compared to other sources. The Company believes that this gives its salespeople a competitive advantage in customer interactions.

Intellectual Property Rights

The Company’s portfolio of fragrance brands is of great importance to its business. Five Star owns the Lutece®, Norell®, Pavlova®, Realm®, Raffinee® and Royal Secret® brands, among others. It licenses designer and other fragrance brands, such as Bijan®, Gale Hayman®, Michael Jordan®, Pierre Cardin®, Royal Copenhagen®, and Vicky Tiel®, often acquiring exclusive worldwide distribution rights. Some of these licenses are renewable on a year-to-year basis, while the rest have terms that typically run from two to five years. In addition to the trade name and service mark Perfumania, Perfumania’s stores operate under the trade names Class Perfumes, Fragrance Depot and Perfumania Plus. Perfumania has common law rights to its trade names and service mark in those general areas in which its existing stores are located.

We primarily rely on trademark law to protect our intellectual property rights. In addition to using registered trademarks covering licensed brands, we have a proprietary portfolio of more than 55 U.S. registered trademarks and applications and more than 140 foreign registered trademarks and applications. U.S. trademark rights are generally renewable for as long as the mark is used. We occasionally register the copyright to packaging materials, and we also rely on trade secret and other contractual restrictions. From time to time, we bring litigation against those who, in our opinion, infringe our proprietary rights, but there can be no assurance that either such efforts, or any contractual restrictions used, will be adequate or effective. Also, owners of other brands may, from time to time, allege that we have violated their intellectual property rights, which may lead to litigation and material legal expense.

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

Employees

At January 30, 2010, the Company had 2,116 employees, of whom 216 were involved in warehousing, 1,715 were employed in Perfumania’s retail stores, 152 in marketing, sales and operations, and 33 in finance and administration. Temporary and part-time employees are added between Thanksgiving and Christmas. Substantially all the warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.

Distribution

Perfumania utilizes independent national trucking companies, primarily UPS, to deliver merchandise to its stores and wholesale customers. Retail store deliveries generally are made weekly, with more frequent deliveries during the holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. Sales of perfumania.com are shipped primarily via UPS and are typically delivered within a few days of being ordered.

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

Failure to comply with a financial covenant in our credit facility could result in our inability to borrow additional funds

We have incurred substantial indebtedness to fund our business operations. Our Senior Credit Facility requires us to maintain compliance with a minimum fixed charge coverage ratio covenant. Our ability to meet this covenant in the future can be affected by events beyond our control, and therefore we may be unable to meet this covenant. If our actual results deviate significantly from our projections, we may not be in compliance with the covenant or the lenders could impose additional reserves within their reasonable credit judgment, and we might not be allowed to borrow under the Senior Credit Facility or may be required to accelerate repayment. If we were not able to borrow under our Senior Credit Facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing shareholders. Without a source of financing, we could experience cash flow difficulties and be forced to curtail our then current operations. Due to the weakness in the credit markets, we may not be able to obtain replacement financing or, if we can obtain such refinancing, there can be no assurance that the terms of a new facility would be on terms comparable to the current Senior Credit Facility. If we are unable to obtain adequate replacement financing, our operations and financial condition would be materially adversely impacted and we would be forced to seek an alternative source of liquidity, such as by selling additional securities, to continue operations, or to limit our operations.

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

The current economy is depressing consumer spending patterns, which will adversely affect our business

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates and consumer confidence. The global economic downturn and the related increases in unemployment have significantly reduced consumer confidence and spending and customer traffic. If such conditions persist, consumer spending levels and customer traffic could decline further, which would have an adverse effect on our business and our results of operations.

The current economy is reducing our wholesale customers’ ability to pay us, which will adversely affect our business

The global economic downturn has reduced the availability of credit for businesses. Some of our customers have also experienced declining financial performance. These conditions affect their ability to pay amounts owed to us on a timely basis or at all. There can be no assurance that government responses to the economic disruptions will increase liquidity and the availability of credit, and our wholesale customers may be unable to borrow funds on acceptable terms. Any economic decline affecting our customers would adversely affect our business and results of operations.

If Perfumania cannot successfully manage its growth, our business will be adversely affected

We may not be able to sustain growth in revenues. Perfumania’s growth is somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. Circumstances outside our control could negatively affect these anticipated store openings. Perfumania’s new stores may take up to three years to reach planned operating levels. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations. The failure to expand by successfully opening new stores as planned or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and our results of operations.

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

We could be subject to litigation because of the merchandising aspect of our business

Some of the merchandise we purchase from suppliers might be manufactured by entities that are not the owners of the trademarks or copyrights for the merchandise. The owner of a particular trademark or copyright may challenge us to demonstrate that the specific merchandise was produced and sold with the proper authority, and if we are unable to demonstrate this, we could, among other things, be restricted from reselling the particular merchandise or be subjected to other liabilities. This type of restriction could adversely affect our business and results of operations.

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

Expanding our business through acquisitions and investments in other businesses and technologies presents special risks that may disrupt our business

We may expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

•	difficulty integrating acquired technologies, operations, and personnel with our existing business;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the assets;

•	the need for additional financing;

•	strain on managerial, operational and financial resources as management tries to oversee larger operations; and

•	exposure to unforeseen liabilities of acquired companies.

We may not be able to successfully address these problems. Moreover, our future operating results will depend to a significant degree on our ability to successfully manage growth or integrate acquisitions.

Current economic conditions and the global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict

The global economy has experienced a significant contraction, with an almost unprecedented lack of availability of business and consumer credit. This decrease and any future decrease in economic activity in the United States or in other regions of the world in which we do business could adversely affect our financial condition and results of operations. Continued and potentially increased volatility, instability and economic weakness and a resulting decrease in discretionary consumer and business spending may result in a reduction in our revenues. We currently cannot predict the extent to which our revenues may be impacted.

In addition, our ability to make acquisitions depends, in part, on the availability of equity and debt financing. The credit markets and the general economy have experienced a period of large scale turmoil and upheaval. As a result, equity and debt financing from the capital markets may not be available to us on acceptable terms and may not be available for some time. This may limit our ability to pursue an acquisition-based strategy.

The Company maintains operating bank accounts at a number of financial institutions in the United States. Some of the Company’s cash balances in the United States are in excess of the government’s Federal Deposit Insurance Corporation insurance limits. The FDIC insures deposits in most banks and savings associations located in the United States. We could incur substantial losses if the underlying financial institutions fail or are otherwise unable to return our deposits.

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

Control of our management and policies is with our principal shareholders, who could take actions that are not in the best interest of the other shareholders

Stephen and Glenn Nussdorf beneficially own an aggregate of approximately 61.6% of our outstanding common stock, assuming conversion of their convertible note and exercise of the Warrants they received in the Merger. Including shares and Warrants owned by their sister, Arlene Nussdorf, the Nussdorfs beneficially own approximately 79.0% of our capital stock in aggregate. As a result, they are able to direct our corporate policies and can act unilaterally to approve most actions requiring shareholder approval under law or our governing documents. The Nussdorfs’ collective stock ownership may have the effect of delaying or preventing policies or actions deemed desirable by our Board of Directors, such as a business combination that might be in the interests of our other shareholders, which in turn could materially and adversely affect the market price of our common stock. Conversely, such ownership may cause us to implement policies that are not in the best interests of our other shareholders.

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

If we cannot successfully integrate E Com and Model Reorg businesses, our business and growth will be adversely impacted

While we have substantially completed the integration of the Model Reorg and E Com operations, there can be no assurance that anticipated synergies will be achieved. Any failure or delay in completing the integration or achieving such synergies could have a material adverse effect on the business, results of operations, financial condition and cash flows of the combined company.

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

The Company’s principal executive offices and distribution center are located at 35 Sawgrass Drive, Suite 2, Bellport, New York 11713. The Company subleases 280,000 square feet of this 560,000 square foot facility and began using this space in December 2007. This warehouse houses goods for both wholesale and retail segments. The space is leased through September 2027. An additional administrative office is located in Sunrise, Florida, which is leased through December 2017 and is currently being marketed for sublease, and an additional warehouse is located in Hicksville, New York, which is currently vacant, is leased through December 2010 and is also currently being marketed for sublease.

All of Perfumania’s retail stores are located in leased premises. As of January 30, 2010, the Company had a total of approximately 533,000 leased store square feet with an average store size of 1,440 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 14 to our consolidated financial statements for additional information with respect to our store leases.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on our financial position, operations or cash flows.

ITEM 4.	RESERVED

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Our common stock is traded on the NASDAQ Stock Market under the symbol PERF. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

FISCAL 2009	HIGH	LOW

First Quarter	$5.69	$1.00
Second Quarter	$4.84	$2.02
Third Quarter	$3.57	$1.60
Fourth Quarter	$7.49	$3.22

FISCAL 2008	HIGH	LOW

First Quarter (1)	$27.96	$13.01
Second Quarter (1)	$24.00	$11.60
Third Quarter	$24.18	$3.10
Fourth Quarter	$5.49	$2.48

(1)	Refers to the first two quarters of E Com’s fiscal 2008, from February 3, 2008 to August 2, 2008. Model Reorg’s shares were not publicly traded before the Merger.

As of April 26, 2010, there were 50 holders of record, which excluded common stock held in street name.

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

The selected financial data presented below is derived from the following audited consolidated financial statements of the Company or Model Reorg, as the case may be. The (i) consolidated statement of operations data for fiscal years 2009 and 2008 and (ii) consolidated balance sheet data as of January 30, 2010 and January 31, 2009 have been taken or derived from the Company’s audited consolidated financial statements included in Item 8 of this Form 10-K. The consolidated statement of operations data for the thirteen weeks ended February 2, 2008 and the consolidated balance sheet data as of February 2, 2008 have been taken or derived from Model Reorg’s audited consolidated financial statements included in our Form 10-K filed with the SEC on July 2, 2009. The consolidated statement of operations data for fiscal years 2007, 2006 and 2005 and the consolidated balance sheet data as of October 31, 2007 and 2006 have been taken or derived from Model Reorg’s audited consolidated financial statements included in our proxy statement filed with the SEC on July 25, 2008. The consolidated balance sheet data as of October 31, 2005 has been taken or derived from audited consolidated financial statements of Model Reorg that have not been filed with the SEC.

Our fiscal year is a 52 or 53 week period ending on the Saturday closest to January 31, and Model Reorg’s fiscal year ended on October 31 each year. Each of the fiscal years shown included 52 weeks.

The selected historical financial data set forth below is not necessarily indicative of our future performance. It should be read together with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes to those statements included in Items 7 and 8, respectively, of this Form 10-K. The data for fiscal year 2008 represents the results of Model Reorg prior to the Merger and those of the consolidated companies starting on the Merger date, August 11, 2008. All periods presented prior to fiscal year 2008 are strictly representative of the results of Model Reorg prior to the Merger.

	Fiscal Year Ended		Thirteen Weeks Ended		Fiscal Year Ended October 31,
	January 30, 2010	January 31, 2009	February 2, 2008	February 3, 2007	2007	2006	2005
	(unaudited)
	(in thousands, except share amounts)
STATEMENT OF OPERATIONS DATA:
Net sales, retail	$344,295	$225,867	$30,363	$30,465	$76,369	$73,990	$68,971
Net sales, wholesale	166,627	203,427	85,106	74,019	251,343	264,371	247,936

Total net sales	510,922	429,294	115,469	104,484	327,712	338,361	316,907

Gross profit, retail	145,631	92,540	11,758	11,529	30,040	29,945	27,941
Gross profit, wholesale	33,159	42,280	21,899	16,069	60,469	63,092	53,519

Total gross profit	178,790	134,820	33,657	27,598	90,509	93,037	81,460

Selling, general and administrative expenses	164,141	119,994	19,622	17,407	60,113	57,548	54,689
Asset impairment	2,320	68,078	—	—	—	—	—
Depreciation and amortization	9,766	7,423	340	415	1,411	1,721	2,469
Provision (recovery) on vendor advances	—	—	—	—	(2,367)	2,367	—

Total operating expenses	176,227	195,495	19,962	17,822	59,157	61,636	57,158

Income (loss) from operations	2,563	(60,675)	13,695	9,776	31,352	31,401	24,302
Interest expense	18,202	12,023	3,201	3,486	12,749	14,506	11,179

(Loss) income before income tax expense	(15,639)	(72,698)	10,494	6,290	18,603	16,895	13,123
Income tax provision	189	14,262	4,387	2,515	7,353	6,854	5,121

Net (loss) income	$(15,828)	$(86,960)	$6,107	$3,775	$11,250	$10,041	$8,002

Weighted average shares outstanding: (A)
Basic and diluted	8,966,417	7,364,203	5,900,000	5,315,315	5,368,468	5,315,315	5,315,315

Basic and diluted net (loss) income per share	$(1.77)	$(15.41)	$1.04	$0.71	$2.10	$1.89	$1.51

	As of January 30, 2010	As of January 31, 2009	As of February 2, 2008		As of October 31,
					2007	2006	2005
	(in thousands)				(in thousands)
BALANCE SHEET DATA:
Working capital (B)	$125,112	$124,088	$225,502		$267,174	$238,922	$266,244
Total assets	306,585	400,130	299,373		344,988	306,844	318,931
Long-term debt, excluding current portion(B)	95,739	96,379	167,603		215,227	197,521	231,995
Total shareholders’ equity	64,091	79,881	90,718		84,611	61,635	51,595

SELECTED OPERATING DATA:
Number of Perfumania stores open at end of period	370	355
Perfumania comparable store sales decrease	(3.6)%	(4.4)%

(A)	Model Reorg share numbers for periods before February 2, 2008 represent the 5.9 million shares issued by the Company in the Merger in exchange for the common shares of Model Reorg. They do not include the 1.5 million shares issuable upon exercise of the Warrants issued by the Company in the Merger since they would have been antidilutive as E Com’s average market price was lower than the Warrant exercise price during each relevant period. Since Model Reorg had only 96.9 shares outstanding, this treatment permits a more meaningful presentation of Model Reorg’s income per share.
(B)	The Company’s Senior Credit Facility is classified as a current liability as of January 30, 2010 and January 31, 2009. It is included in long-term debt, excluding current portion for all other periods presented in this balance sheet data.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management Overview

On August 11, 2008, we issued 5,900,000 shares of our common stock and Warrants to purchase an additional 1,500,000 shares of our common stock in exchange for the shares of Model Reorg, which merged into our wholly-owned subsidiary, Model Reorg Acquisition LLC. Because the shares issued to the Model Reorg shareholders amounted to approximately 66% of our shares outstanding after the issuance, the transaction has been accounted for as a “reverse acquisition,” and Model Reorg was treated as the “accounting acquirer.” Accordingly, our historical financial statements reflect the historical results of Model Reorg prior to the transaction date of August 11, 2008 and those of the combined companies beginning effective August 11, 2008, and the Merger consideration was allocated among the fair values of E Com’s assets and liabilities as of the Merger date. All intercompany balances and transactions have been eliminated in consolidation. The Company is continuing to use the same fiscal year end, the Saturday closest to January 31, as E Com used before the Merger.

The Company’s net sales increased 19.0% from $429.3 million in fiscal 2008 to $510.9 million in fiscal 2009, primarily due to the inclusion of the results of the Perfumania retail division for the full year in fiscal 2009. Perfumania’s sales rose modestly compared to the prior year as a result of an increase in the number of stores. Wholesale revenues decreased by 18.1% from the prior period due primarily to the impact of the ongoing, global economic downturn and its resulting reduction in consumer spending. A portion of the decrease was also due to the fact that fiscal 2008’s results included $15.4 million of sales to E Com before the Merger.

Principally because of the addition of Perfumania’s operating expenses for full year in fiscal 2009, our operating expenses for fiscal 2009, exclusive of $68.1 million of charges for impairment of long-lived assets and goodwill in fiscal 2008, were $48.8 million or approximately 38.3% higher than those for the previous year. Excluding the charges for impairment of long-lived assets and goodwill and expenses of Perfumania’s retail division, operating expenses decreased in fiscal 2009 by $10.0 million or 16.1%.

Including $18.2 million of interest expense, we realized a net loss of approximately $15.8 million in fiscal 2009, compared with net loss of $87.0 million in fiscal 2008. Excluding the $68.1 million for impairment charges in fiscal 2008, the net loss in fiscal 2008 was $18.9 million.

The following table sets forth selected items from our consolidated statements of operations expressed as a percentage of total net sales for the periods indicated:

PERCENTAGE OF NET SALES

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
Total net sales	100.0%	100.0%

Total gross profit	35.0	31.4

Selling, general and administrative expenses	32.1	28.0
Asset impairment	0.5	15.9
Depreciation and amortization	1.9	1.7

Total operating expenses	34.5	45.6

Income (loss) from operations	0.5	(14.2)

Interest expense	3.6	2.8

Loss before income taxes	(3.1)	(17.0)
Income tax provision	—	(3.2)

Net loss	(3.1)%	(20.2)%

CRITICAL ACCOUNTING ESTIMATES

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of our financial statements.

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

Due in part to the deteriorating United States economy and resulting decline in retail sales which began in the fourth quarter of fiscal 2008, the Company conducted an internal review of its long-lived assets at the store level in the fourth quarter of fiscal 2008 and determined that the carrying value of certain assets exceeded their projected future undiscounted cash flows. The Company then determined the fair value of the identified long-lived assets by discounting their projected future cash flows using a rate approximating the Company’s weighted average cost of capital, which resulted in an impairment charge of approximately $3.3 million. The Company conducted a similar review of its long-lived assets at the store level in the fourth quarter of fiscal 2009 and recorded an impairment charge of approximately $2.3 million.

As the projection of future cash flows requires the use of judgments and estimates, if actual results are materially different than these judgments or estimates, additional charges could be necessary. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.

Impairment of Intangible Assets

The Company’s owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values are estimated and compared to their carrying values. Fair value is principally estimated using a discounted cash flow model which depends on, among other factors, estimates of future sales and expense trends, liquidity and capitalization. We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual future results may differ from those estimates. We recognize an impairment loss when the estimated fair value is less than the carrying value.

Trademarks, including tradenames and owned licenses having finite lives are amortized over their respective lives to their estimated residual values and are also reviewed for impairment. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired.

Since the third quarter of fiscal 2008, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. In addition, the operating performance and cash flows of our retail and wholesale segments declined during the fourth quarter of fiscal 2008. Accordingly, the Company compared its market capitalization to the combined fair values of its reporting units and analyzed its future cash flow projections. Based on management’s impairment review at January 31, 2009, we determined that goodwill was impaired in full and a portion of Perfumania’s tradename was impaired, and we recorded an impairment charge in fiscal 2008. There was no recorded goodwill as of January 30, 2010. Based on management’s impairment review at January 30, 2010, there was no impairment of trademarks or tradenames in fiscal 2009. We will continue to monitor the expected future cash flows of the Company’s reporting units and the long-term market capitalization trends to assess the carrying values of the intangible assets. Further declines could result in additional impairment charges.

Sales and Allowances

Revenue from wholesale transactions is recorded when title passes. Wholesale revenue is recorded net of returns, discounts and allowances. Revenue from retail sales is recorded, net of discounts, at the point of sale for Perfumania stores, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. We record an estimate of returns, discounts and allowances, and review and refine these estimates on a regular basis based on current experience and trends. Our historical estimates of these costs have not differed materially from actual results, however, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

Valuation of Deferred Tax Assets

Accounting guidance requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that a portion of these assets will not be realized. The guidance also prescribes a comprehensive model for the financial statement recognition, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors. The range of possible judgments relating to the valuation of our deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable. Significant differences between future experience and that which was projected in calculating deferred tax assets could result in significant additional adjustments to our deferred tax assets and income tax expense.

FISCAL YEAR 2009 COMPARED TO FISCAL YEAR 2008

As discussed above, because the Merger with Model Reorg was treated as a reverse acquisition for accounting purposes, the consolidated financial statements for the year ended January 31, 2009 (fiscal 2008) include the results of the Perfumania retail operations only for the period August 11, 2008 through January 31, 2009. However, we also provide information about Perfumania’s business during the period before August 11, 2008 to assist in understanding the trends in our current business, including comparisons between Perfumania’s fiscal 2009 and Perfumania’s fiscal 2008 net sales, gross profit and selling, general and administrative expenses. Furthermore, as a result of the Merger, wholesale transactions between Perfumania and Model Reorg that were previously recorded as affiliate transactions became intercompany transactions that are eliminated in consolidation.

Net Sales:

We recognized net sales of $510.9 million in fiscal 2009, an increase of 19.0% from the $429.3 million recorded in fiscal 2008. The breakdown of sales between retail and wholesale was as follows:

	For the year ended
	($ in thousands)
	January 30, 2010	Percentage of Sales	January 31, 2009	Percentage of Sales	Percentage Increase (Decrease)

Retail	$344,295	67.4%	$225,867	52.6%	52.4%
Wholesale	166,627	32.6%	203,427	47.4%	(18.1)%

Total net sales	$510,922	100.0%	$429,294	100.0%	19.0%

Excluding the sales from Perfumania’s retail division which are included in the above sales for all of the fiscal year ended January 30, 2010 but only from August 11, 2008 through January 31, 2009 in the prior year, net sales decreased by $39.9 million or 14.0%. Included in wholesale sales are $15.4 million of pre-Merger sales to E Com in fiscal 2008 which are not recognized following the Merger. The remaining decrease in wholesale sales of $21.4 million is the result of the continuing tightening of credit resources generally, which decreases customers’ ability to purchase. Also, the reduction in consumer spending and the weak global economy caused wholesale customers to reduce their demand for fragrance during fiscal 2009.

Perfumania’s retail sales for fiscal 2009 increased by 4.7% to $265.9 million compared to fiscal 2008. The average number of stores operated was 367 in fiscal 2009 versus 329 in the prior year, which contributed to the increase in retail sales. However, Perfumania’s comparable store sales decreased by 3.6% during fiscal 2009. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2009 decreased 4.2% from the prior year while the total number of units sold increased by 9.2%. We attribute the decrease in the average retail price per unit sold to increased promotional activity to drive sales. The increase in the number of units sold was primarily attributable to the increase in the number of stores operated as well as the increased promotional activity.

Cost of Goods Sold:

Cost of goods sold includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges. Cost of goods sold increased 12.8% from $294.5 million in fiscal 2008 to $332.1 million in fiscal 2009. The breakdown between wholesale and retail was as follows:

	For the year ended
	($ in thousands)
	January 30, 2010	January 31, 2009	Percentage Increase (Decrease)

Retail	$198,664	$133,327	49.0%
Wholesale	133,468	161,147	(17.2)%

Total cost of goods sold	$332,132	$294,474	12.8%

Excluding the cost of goods sold for Perfumania’s retail division, which is included in the above cost of goods sold for all of fiscal 2009 but only the period from August 11, 2008 through January 31, 2009, in the prior year, cost of goods sold decreased by $33.1 million or 15.6%. This decrease was due principally to the decrease in wholesale sales.

Gross Profit:

Gross profit increased 32.6% from $134.8 million in fiscal 2008 to $178.8 million in fiscal 2009. The breakdown between wholesale and retail was as follows:

	For the year ended
	($ in thousands)
	January 30, 2010	January 31, 2009	Percentage Increase (Decrease)

Retail	$145,631	$92,540	57.4%
Wholesale	33,159	42,280	(21.6)%

Total gross profit	$178,790	$134,820	32.6%

Gross profit percentages for the same periods were:

	For the year ended
	January 30, 2010	January 31, 2009

Retail	42.3%	41.0%
Wholesale	19.9%	20.8%
Gross profit margin	35.0%	31.4%

Excluding the gross profit from Perfumania which is included in the above gross profit information for all of fiscal 2009 but only from August 11, 2008 through January 31, 2009, in the prior year, gross profit decreased by $6.8 million or 9.3%. Excluding Perfumania’s results, the decrease in gross profit was due to the decrease in wholesale sales discussed above.

Perfumania’s retail gross profit for both fiscal 2009 and fiscal 2008 was $112.7 million. For these same periods, Perfumania’s retail gross margins were 42.4% and 44.4%, respectively. The decrease in Perfumania’s retail gross margins was due to increased promotional activity in fiscal 2009 to drive sales.

Operating Expenses:

In fiscal 2009, operating expenses increased 36.5% from $127.4 million in fiscal 2008, to $173.9 million in fiscal 2009 exclusive of impairment charges of $68.1 million and $2.3 million in fiscal 2008 and 2009, respectively, as discussed below. The increase is due principally to the addition of Perfumania’s operating expenses after the Merger on August 11, 2008.

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

	For the year ended
	($ in thousands)
	January 30, 2010	January 31, 2009	Percentage Increase (Decrease)

Selling, general and administrative	$164,141	$119,994	36.8%
Asset impairment	2,320	68,078	(96.6)%
Depreciation and amortization	9,766	7,423	31.6%

Total operating expenses	$176,227	$195,495	(9.9)%

Income (loss) from operations	$2,563	$(60,675)	(104.2)%

Selling, general and administrative expenses increased 36.8% from $120.0 million in fiscal 2008 to $164.1 million in fiscal 2009 due to the addition of Perfumania’s expenses following August 11, 2008. Excluding Perfumania’s selling, general and administrative expenses, which are included for all of fiscal 2009 but only from August 11, 2008 through January 31, 2009, in the prior fiscal year, selling, general and administrative expenses decreased by $9.4 million or 15.6%. Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $0.6 million for fiscal 2009, compared with $1.1 million for fiscal 2008. These service agreements are described in Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K.

Perfumania’s selling, general and administrative expenses for fiscal 2009 decreased by 0.7% to $113.5 million compared to $114.3 million for the full fiscal year in 2008. While store occupancy costs increased due to the opening of 67 net new stores over the past twenty-four months, following the merger, certain corporate functions were relocated to the Company’s principal executive offices and distribution center in Bellport, New York and these costs are not included in Perfumania’s selling, general and administrative expenses for fiscal 2009. In addition, marketing expenses decreased in fiscal 2009 due to reduced spending on advertising.

There were no charges for impairment of goodwill, trademarks or tradenames in fiscal 2009 compared with non-cash charges of approximately $60.3 million for goodwill and $4.5 million for tradename in fiscal 2008. At the end of both fiscal 2009 and fiscal 2008, we conducted an internal review of the Company’s long-lived assets at the store level and determined that the carrying value of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of the identified long-lived assets by discounting their future cash flows using a rate approximating the Company’s weighted average cost of capital, which resulted in impairment charges of approximately $2.3 million and $3.3 million in fiscal years 2009 and 2008, respectively.

Depreciation and amortization was approximately $9.8 million in fiscal 2009, compared to $7.4 million in fiscal 2008. The majority of the increase is attributable to including Perfumania’s retail division in the reported results for all of fiscal 2009, versus only the period from August 11 through January 31, 2009 in the prior fiscal year.

As a result of the foregoing, we recognized a net income from operations in fiscal 2009 of approximately $2.6 million, compared to a net loss from operations in fiscal 2008 of $60.7 million.

Other Expenses:

	For the year ended
	($ in thousands)
	January 30, 2010	January 31, 2009	Percentage Increase

Interest expense	$18,202	$12,023	51.4%

Interest expense was approximately $18.2 million for fiscal 2009 compared with approximately $12.0 million in fiscal 2008. The fiscal 2009 amount includes the combined Company for the full fiscal year whereas the fiscal 2008 amount includes Model Reorg prior to the Merger on August 11, 2008 and then the combined company for the remainder of the year. Overall, the interest rates on total variable interest debt increased by approximately 2.9% during fiscal 2009 as compared to fiscal 2008.

Income Tax Provision:

	For the year ended
	($ in thousands)
	January 30, 2010	January 31, 2009	Percentage Decrease

Income tax provision	$189	$14,262	(98.7)%

We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. We recognize valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. In assessing the likelihood of realization, we consider past taxable income, estimates of future taxable income and tax planning strategies. We performed a comprehensive review of the likely realization of these assets at January 30, 2010 and January 31, 2009, considering the then current broad economic environment and the challenges facing retailers for the foreseeable future. At January 31, 2009 we concluded that it was necessary to record a valuation allowance equal to the full amount of our deferred tax assets, which was reflected as a non-cash charge of $19.5 million in the tax provision for fiscal 2008. In fiscal 2009, we increased the valuation allowance by $7.0 million.

Our effective tax rates for fiscal 2009 and fiscal 2008 were 1.2% and 19.6%, respectively. In both years, the effective tax rates differed from our federal statutory rates primarily due to the impact of recording the valuation allowances described above and non-deductible expenses.

Net Loss

As a result of the foregoing, we realized a net loss of approximately $15.8 million in fiscal 2009, compared to net loss of $87.0 million in fiscal 2008.

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

As a result of certain covenant defaults, which were waived by Waiver and Amendment No.1, effective January 23, 2009 through May 26, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No.1, interest under the Senior Credit Facility for periods after May 26, 2009 are at the Company’s election unless an event of default exists, either (i) the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00% (the “Index Rate”), in each case plus 3.50% or (ii) LIBOR (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. As the Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009, GECC imposed the Default Rate of interest on outstanding borrowings, as described above. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No.1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010. The Company was in compliance with the minimum fixed charge coverage ratio covenant under the Senior Credit Facility as of January 30, 2010.

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

Net cash provided by operating activities during fiscal 2009 was approximately $121.0 million compared with approximately $9.5 million used in operating activities during fiscal 2008. Fiscal 2009 includes the results of the combined companies for the full year while fiscal 2008 includes activities for the combined companies beginning August 11, 2008. Accounts receivable decreased in fiscal 2009 due to the decrease in sales to our wholesale customers. Inventories decreased due to management’s efforts to maximize inventory turns and productivity and reduce overall retail store and distribution center inventory levels in fiscal 2009. The increase in accounts payable to both affiliates and non-affiliates is due to the timing of payments to our vendors in fiscal 2009.

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

Net cash used in investing activities was approximately $6.3 million in fiscal 2009 compared to $10.7 million in fiscal 2008. Fiscal 2009 investing activities primarily represented spending for renovation of 14 existing stores, relocation of four existing stores and opening 16 new Perfumania stores. In addition, during fiscal 2009, we purchased three existing retail stores from an unrelated party for $1.5 million. At January 30, 2010, Perfumania operated 370 stores. We plan to open approximately four stores in fiscal 2010 and plan to close approximately four stores. We anticipate we will spend approximately $3 million in fiscal 2010 on capital expenditures, which will be used for Perfumania new store construction and remodels, and information technology enhancements. The decrease in investing activities when compared to fiscal 2008 was primarily related to significantly lower costs associated with new and remodeled Perfumania stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change.

Net cash used in financing activities during fiscal 2009 was approximately $117.0 million compared with net cash provided by financing activities of approximately $17.9 million in fiscal 2008. The fiscal 2009 increase in cash used in financing activities reflects the reduction in the balance of the bank line of credit as management increased inventory turns, reduced overall inventory levels and reduced capital expenditures in fiscal 2009.

A summary of our cash flows for fiscal 2009 and fiscal 2008 is as follows (in thousands):

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
Summary Cash Flow Information:
Cash provided by (used in) operating activities	$121,039	$(9,526)
Cash used in investing activities	(6,321)	(10,652)
Cash (used in) provided by financing activities	(116,969)	17,885

Decrease in cash	(2,251)	(2,293)
Cash at beginning of period	4,202	6,495

Cash at end of period	$1,951	$4,202

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under our revolving credit facility, our affiliated borrowings and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service in the short and long-term. However, as discussed above, our bank lenders may reduce the amount of availability under the Senior Credit Facility, which could have a material adverse effect on our financial condition and results of operations. They also would have the right to terminate our Senior Credit Facility if we default on our covenants, which would require us to seek alternative financing in a highly unfavorable credit environment. Furthermore, the state of the national economy may worsen, which would further restrict customers’ ability to purchase fragrance products. Any of these circumstances, as well as any of the matters discussed in “Risk Factors” above, could have a materially adverse effect on our business operations and financial condition, so there can be no assurance that management’s plans and expectations will be successful.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s significant contractual obligations at January 30, 2010. Certain of these contractual obligations are reflected in our consolidated balance sheet at January 30, 2010, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$40,012	$—	$40,012	$—	$—
Notes payable-affiliate	96,413	669	95,744	—	—
Capital lease obligations (2)	10,662	1,388	2,751	2,654	3,869
Operating lease obligations (3)	211,276	29,796	51,880	41,694	87,906
Minimum royalty obligations	4,965	1,835	2,020	1,110	—
Other	372	159	213	—	—

	$363,700	$33,847	$192,620	$45,458	$91,775

(1)	This balance represents principal only as the interest rate is variable and accrues on outstanding balances which vary throughout the year. Although the credit facility matures on August 11, 2011, it is classified as a current liability on the Company’s consolidated balance sheet as of January 30, 2010 due to certain requirements of the credit facility.
(2)	Excludes projected sublease revenue we anticipate receiving on excess facility space.
(3)	Excludes any amounts related to maintenance, taxes, insurance and other charges payable under operating lease agreements due to the future variability of these amounts.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

Supplemental schedules have been omitted, as all required information is disclosed or not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Perfumania Holdings, Inc.

Bellport, New York

We have audited the accompanying consolidated balance sheets of Perfumania Holdings, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and January 31, 2009 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and subsidiaries as of January 30, 2010 and January 31, 2009 and the results of its operations and its cash flows for each of the two years in the period ended January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche, LLP
Deloitte & Touche, LLP

Jericho, New York
April 30, 2010

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 30, 2010	January 31, 2009

ASSETS:

Current assets:
Cash and cash equivalents	$1,951	$4,202
Accounts receivable, net of allowances of $335 and $1,049, as of January 30, 2010 and January 31, 2009, respectively	25,382	29,035
Inventories	216,038	301,883
Prepaid expenses and other current assets	11,902	5,813

Total current assets	255,273	340,933

Property and equipment, net	35,882	41,755
Other assets, net	15,430	17,442

Total assets	$306,585	$400,130

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$40,012	$153,383
Accounts payable	35,017	28,834
Accounts payable-affiliate	35,277	12,169
Accrued expenses and other liabilities	18,068	20,717
Current portion of notes payable-affiliate	640	640
Current portion of obligations under capital leases and other long-term debt	1,147	1,102

Total current liabilities	130,161	216,845

Notes payable-affiliate	95,739	96,379
Long-term portion of obligations under capital leases	2,034	3,253
Other long-term liabilities	14,560	3,772

Total liabilities	242,494	320,249

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized as of January 30, 2010 and January 31, 2009, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 9,864,666 shares issued and outstanding as of January 30, 2010 and January 31, 2009	99	99
Additional paid-in capital	125,045	125,007
Accumulated deficit	(52,476)	(36,648)
Treasury stock, at cost, 898,249 shares as of January 30, 2010 and January 31, 2009	(8,577)	(8,577)

Total shareholders’ equity	64,091	79,881

Total liabilities and shareholders’ equity	$306,585	$400,130

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009

Net sales	$510,922	$429,294
Cost of goods sold	332,132	294,474

Gross profit	178,790	134,820

Operating expenses:
Selling, general and administrative expenses	164,141	119,994
Asset impairment	2,320	68,078
Depreciation and amortization	9,766	7,423

Total operating expenses	176,227	195,495

Income (loss) from operations	2,563	(60,675)
Interest expense	18,202	12,023

Loss before income tax provision	(15,639)	(72,698)
Income tax provision	189	14,262

Net loss	$(15,828)	$(86,960)

Net loss per common share:
Basic and diluted	$(1.77)	$(15.41)

Weighted average number of common shares outstanding:

Basic and diluted	8,966,417	7,364,203

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

				Retained
			Additional	Earnings	Common Stock in
	Common Stock		Paid-In	(Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit)	Shares	Amount	Total

Balance at February 2, 2008	111	$1	$13,905	$78,287	14	$(1,475)	$90,718

Issuance of stock for reverse merger with Model Reorg, Inc.	9,857,290	99	84,396	—	898,249	(8,577)	75,918

Warrants issued to shareholders of acquiror	—	—	26,500	(26,500)	—	—	—

Exercise of stock options	7,376	—	19	—	—	—	19

Retirement of Model Reorg, Inc. common stock and treasury stock	(111)	(1)	1	(1,475)	(14)	1,475	—

Share based compensation expense	—	—	186	—	—	—	186

Net loss	—	—	—	(86,960)	—	—	(86,960)

Balance at January 31, 2009	9,864,666	99	125,007	(36,648)	898,249	(8,577)	79,881

Share based compensation expense	—	—	38	—	—	—	38

Net loss	—	—	—	(15,828)	—	—	(15,828)

Balance at January 30, 2010	9,864,666	$99	$125,045	$(52,476)	898,249	$(8,577)	$64,091

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009

Cash flows from operating activities:
Net loss	$(15,828)	$(86,960)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Asset impairment	2,320	68,078
Deferred income taxes	—	14,934
Depreciation and amortization	9,766	6,579
Amortization of deferred financing costs	1,826	844
(Recovery) provision for losses on accounts receivable	(94)	1,285
Share based compensation	38	186
Change in operating assets and liabilities:
Trade receivables	3,747	4,386
Receivables from affiliate	—	(11,850)
Inventories	85,845	16,339
Prepaid expenses and other assets	(3,920)	1,777
Accounts payable-non affiliates	6,183	(31,807)
Accounts payable-affiliates	23,108	(1,461)
Accrued expenses and other liabilities	8,048	8,144

Net cash provided by (used in) operating activities	121,039	(9,526)

Cash flows from investing activities:
Additions to property and equipment	(4,821)	(8,861)
Other investing activities	(1,500)	(1,791)

Net cash used in investing activities	(6,321)	(10,652)

Cash flows from financing activities:
Net repayments under bank line of credit	(113,371)	(1,351)
(Repayments) borrowings on affiliated notes payable	(640)	23,311
Payments of long-term debt and other	(159)	(159)
Deferred financing costs	(1,875)	(3,710)
Principal payments under capital lease obligations	(924)	(225)
Proceeds from exercise of stock options	—	19

Net cash (used in) provided by financing activities	(116,969)	17,885

Net decrease in cash	(2,251)	(2,293)
Cash and cash equivalents at beginning of period	4,202	6,495

Cash and cash equivalents at end of period	$1,951	$4,202

Supplemental Information:

Cash paid during the period for:
Interest	$8,414	$6,757
Income taxes	$195	$3,070

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – NATURE OF BUSINESS

On August 11, 2008, Perfumania Holdings, Inc. (formerly, E Com Ventures, Inc. or “E Com”) (the “Company”) completed its acquisition of Model Reorg, Inc. (“Model Reorg”) when Model Reorg merged into the Company’s wholly owned subsidiary, Model Reorg Acquisition LLC (“Model Acquisition”) (“the Merger”). Perfumania Holdings, Inc., a Florida corporation, performs all of its operations through five wholly-owned subsidiaries, Quality King Fragrance, Inc. (“QFG”), Five Star Fragrance Company, Inc. (“Five Star”), Scents of Worth (“SOW”), Perfumania, Inc. (“Perfumania”), and perfumania.com, inc (“perfumania.com”).

The Company’s wholesale business, which is conducted through its subsidiary, QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Nordstrom Rack, Marshalls, Target, Ross Stores and TJ Maxx. The Company’s manufacturing division is operated by another subsidiary, Five Star, which owns and licenses designer and other fragrance brands, paying royalties to the licensors based on a percentage of sales. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and scented candles, and which is sold exclusively in Perfumania’s retail stores. Five Star’s owned and licensed brands are sold principally through the Company’s wholesale business, SOW’s consignment business, and Perfumania’s retail stores. All manufacturing operations are outsourced to third party manufacturers. Five Star’s sales and results of operations are not significant to the Company’s results on a consolidated basis and are included within the Company’s wholesale business for reporting purposes.

The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of January 30, 2010, Perfumania operated a chain of 370 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States and Puerto Rico. Prior to the Merger, Perfumania’s wholesale division distributed fragrances and related products primarily to Model Reorg. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,500 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Filene’s Basement, SYMS, Loehmann’s, Fred Meyer, Daffy’s and Duane Reade.

There were no customers who accounted for more than 10% of net sales in fiscal 2009 or 2008.

OTHER MATTERS – LIQUIDITY ENHANCEMENT AND COST REDUCTION

The Company was greatly impacted by the recessionary pressures that began in the latter half of fiscal 2008 and continued into fiscal 2009, including a significant decline in consumer spending. As consumer spending and confidence could remain depressed, the Company has focused on carefully managing those factors within its control, most importantly spending, including reducing its fiscal 2009 capital expenditures, and improved inventory productivity to maximize inventory turns for both wholesale and retail operations. The Company will continue its efforts to improve its retail operations and in-store experience to maximize retail revenues, reduce its cost base and minimize discretionary spending, optimize inventory levels and improve working capital and operating cash flows in fiscal 2010.

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

We have incurred substantial indebtedness to fund our business operations. Our Senior Credit Facility requires us to maintain compliance with a financial covenant. Our ability to meet this covenant can be affected by events beyond our control, and therefore we may be unable to meet this covenant. If our actual results deviate significantly from our projections, we may not be in compliance with the covenant and might not be allowed to borrow under the credit facility or may be required to accelerate repayment. If we were not able to borrow under our credit facility, we would be required to develop an alternative source of liquidity, or to sell additional securities which would result in dilution to existing shareholders.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

Following the Merger, the Company changed its fiscal year end to the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner which more closely coincides with general retail reporting practices and the financial reporting needs of the Company. Prior to the Merger, Model Reorg’s fiscal year end was October 31. In the accompanying notes, fiscal 2009 refers to the fiscal year beginning February 1, 2009 and ending on January 30, 2010 and fiscal 2008 refers to the fiscal year beginning February 3, 2008 and ending January 31, 2009.

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

On August 11, 2008, the Company completed its acquisition of Model Reorg when Model Reorg merged into the Company’s wholly owned subsidiary, Model Acquisition. Under the terms of the Agreement and Merger Agreement, dated as of December 21, 2007 and amended on July 8, 2008, by and among the Company, Model Reorg, the shareholders of Model Reorg, and Model Acquisition, the Company issued to the Model Reorg shareholders 5,900,000 shares of the Company’s common stock and warrants exercisable for the purchase of 1,500,000 shares of the Company’s common stock at an exercise price of $23.94 per share. The shares issued to the Model Reorg shareholders represented approximately 66% of the Company’s 8,959,041 outstanding shares following the Merger, and approximately 71% assuming exercise of all of the Warrants. The Company’s shareholders approved the issuance of the shares and Warrants at a special meeting on August 8, 2008. For accounting purposes, Model Reorg is considered to be the acquirer. Accordingly, the Merger consideration has been allocated among the fair values of E Com’s assets and liabilities and the historical financial statements reflect the historical results of Model Reorg prior to the transaction date of August 11, 2008 and those of the combined companies beginning August 11, 2008. However, the Company continues to use the same fiscal year end, the Saturday closest to January 31, as E Com used before the Merger.

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

INVENTORIES

Inventories, principally consisting of finished goods, are stated at the lower of cost or market with cost being determined on a weighted average basis. The cost of inventory includes product cost and freight charges. Write offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise. Inventory shrinkage is estimated and accrued between physical inventory counts.

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

INTANGIBLE ASSETS

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values are estimated and compared to their carrying values.

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

REVENUE RECOGNITION

Revenue from wholesale transactions is recognized when title passes, which occurs either upon shipment of products or delivery to the customer. Revenue from retail sales is recorded, net of discounts, at the point of sale for Perfumania stores, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. Shipping and handling revenue from our Internet sales is included as a component of net sales. Revenues are presented net of any taxes collected from customers. Revenue from gift cards is recognized at the time of redemption. Returns of store and Internet sales are allowed within 30 days of purchase.

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

Accounting standards prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See further discussion at Note 10.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net income per common share includes, in periods in which they are dilutive, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years.

Basic and diluted net loss per common share are computed as follows:

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
	($ in thousands, except share amounts)

Net loss - basic and diluted	$(15,828)	$(86,960)

Warrants issued to shareholders of acquiror	—	(26,500)

Adjusted net loss - basic and diluted	$(15,828)	$(113,460)

Denominator:
Weighted average number of shares for basic and dilutive net loss per share	8,966,417	7,364,203

Basic and diluted net loss per common share	$(1.77)	$(15.41)

All common stock equivalents are excluded from the computation of diluted loss per share in fiscal 2009 and 2008 because the results are anti-dilutive.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Note 9 for a discussion of impairment charges for long-lived assets recorded in fiscal 2009 and 2008.

SHARE BASED COMPENSATION

Share based compensation expense is recognized on a straight-line basis over the requisite service period. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. See further discussion at Note 12.

PRE-OPENING EXPENSES

Pre-opening expenses related to new stores are expensed as incurred.

SHIPPING AND HANDLING FEES AND COSTS

The cost related to shipping and handling for wholesale sales is classified as freight out, which is included in selling, general and administrative expenses. Income generated by retail sales from shipping and handling fees is classified as revenues and the costs related to shipping and handling are classified as cost of goods sold.

ADVERTISING COSTS

Advertising expense for fiscal 2009 and fiscal 2008 was approximately $3.8 million and $4.9 million, respectively, and is charged to expense when incurred. There were no cooperative advertising amounts received from vendors for fiscal 2009 and fiscal 2008.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification did not have a material impact on the Company’s consolidated financial statements upon adoption. Accordingly, the Company’s notes to consolidated financial statements will explain accounting concepts rather than cite the topics of specific GAAP.

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

In the second quarter of fiscal 2009, the Company adopted new accounting guidance on subsequent events. The new accounting guidance establishes standards for accounting and disclosure of events that occur after the balance sheet date but before financial statements are issued. The adoption did not impact the Company’s consolidated financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events. This amendment was effective immediately and therefore the Company did not include the disclosure in this Form 10-K.

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

Since Model Reorg was deemed to be the accounting acquirer for accounting purposes, the total purchase price was determined based on the outstanding shares of E Com as of August 11, 2008, plus the Model Reorg transaction costs, as follows:

(in thousands)
Fair value of E Com common stock (1)	$76,384
Model Reorg transaction costs	5,945

Total purchase price	82,329

(1)	3,059,041 E Com common shares outstanding as of August 11, 2008 at $24.97 per share, representing the average closing market price over the two days prior to and two days after December 21, 2007, the day the Merger was agreed to and announced.

The total purchase price, as finally determined, was allocated as follows:

(in thousands)
Current assets	$140,408
Property and equipment, net	38,505
Other assets	6,686
Tradename	13,000
Goodwill	39,891
Liabilities assumed	(156,161)

Total purchase price	$82,329

The Company performed an impairment assessment on goodwill and tradenames on the last day of the fourth quarter of fiscal 2008 and determined that the entirety of goodwill and a portion of the tradename recorded in the above purchase price allocation was impaired. See further discussion at Note 4.

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

NOTE 4 – GOODWILL AND INTANGIBLES

The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying consolidated balance sheets as of January 30, 2010 and January 31, 2009:

		January 30, 2010				January 31, 2009
	Useful Life (years)	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value

Tradenames	7-20	$10,559	$6,770	$—	$3,789	$10,559	$5,997	$—	$4,562
Favorable leases	1-7	1,350	316	—	1,034	—	—	—	—
Tradenames (non-amortizing)	N/A	8,500	—	—	8,500	13,000	—	4,500	8,500

		$20,409	$7,086	$—	$13,323	$23,559	$5,997	$4,500	$13,062

There was no recorded goodwill as of January 30, 2010 and January 31, 2009. See discussion below for discussion of goodwill impairment in fiscal 2008.

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment, as mentioned above. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. Included in other assets, net, on the accompanying consolidated balance sheets as of January 30, 2010 and January 31, 2009 are $8.5 million related to the value of the Perfumania tradename, and $3.8 million and $4.6 million, respectively, for trademarks and licenses of Five Star.

Favorable leases resulted from the April 2009 asset purchase of three fragrance retail stores from an unrelated party. The Company’s consolidated statement of operations for fiscal 2009 includes the results of operations of these stores from the date of acquisition. The total purchase price was not material to the Company’s consolidated results. The favorable leases are being amortized over the remaining lives of the respective store leases. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the three stores.

During the fourth quarter of fiscal 2009, the Company completed its annual impairment testing of intangible assets and concluded that there was no impairment of these assets. On the last day of fiscal 2008, the Company performed its annual impairment testing of goodwill and intangible assets with indefinite lives. The Company considered many factors in evaluating whether the carrying value of these assets may not have been recoverable, including the actual and projected performance and cash flows of the reporting units and the market capitalization in relation to the book value of the Company. Beginning in the third quarter of fiscal 2008 and continuing into 2009, the capital markets experienced substantial volatility and the Company’s stock price declined substantially, causing the Company’s book value to exceed its market capitalization, plus a reasonable control premium. In addition, the operating performance and cash flows of the Company’s retail and wholesale segments declined during the fourth quarter of fiscal 2008. Accordingly, the Company compared its market capitalization to the combined fair values of its reporting units. The fair values of the reporting units were determined using valuation techniques based on estimates, judgments and assumptions management believes were appropriate in the circumstances. Based on its analysis, the Company concluded that $4.5 million of trademarks, all of which related to trademarks recorded as a result of the acquisition of Model Reorg in August 2008 discussed in Note 3 of these financial statements, was impaired, and that its remaining goodwill of $60.3 million, including $39.9 million of goodwill recorded as a result of the acquisition of Model was fully impaired. Such impairment charges are included in asset impairment on the accompanying consolidated statement of operations for fiscal 2008.

The weighted average amortization periods for the remaining tradenames with finite lives and for favorable leases are 13.7 years and 5.4 years, respectively. The estimated amortization expense of intangible assets for the next five years is as follows (in thousands):

Fiscal Year	Amortization Expense
2010	$644
2011	623
2012	500
2013	476
2014	476

NOTE 5 – NON-CASH TRANSACTIONS

Supplemental disclosures of non-cash investing and financing activities (in thousands):

NON-CASH TRANSACTIONS	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
Equipment acquired under capital leases	$—	$356
Accounts payable for property and equipment	—	410

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

	January 30, 2010	January 31, 2009	Estimated Useful Lives (In Years)
Buildings and improvements	$29,181	$31,135	Lesser of useful life or lease term
Furniture and fixtures	20,473	16,927	5-7
Machinery and equipment	4,467	4,645	5-7

	54,121	52,707

Less:
Accumulated depreciation	(18,239)	(10,952)

	$35,882	$41,755

Depreciation and amortization expense on property and equipment for fiscal 2009 and fiscal 2008 was $8.7 million and $5.8 million, respectively. Accumulated depreciation for building and equipment under capital leases was $0.8 million as of January 30, 2010 and $0.6 million at January 31, 2009.

During the fourth quarter of fiscal 2009, the Company recorded a non-cash impairment charge of approximately $2.3 million to reduce the net carrying value of certain retail store assets to their estimated fair value, which was determined based on discounted expected future cash flows. Lower than expected operating cash flow performance relative to the affected assets and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable. These asset impairment charges are included in asset impairment in the accompanying consolidated statements of operations. See further discussion at Note 9 for discussion of fiscal 2008 impairment charges.

See Note 14 for further discussion of capital leases.

NOTE 7 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of January 30, 2010, excluding shares issuable upon conversion of the Warrants discussed in Note 3 or the Convertible Note discussed in Note 8, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Glenn and Stephen Nussdorf were also principal shareholders of E Com before the Merger. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

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

Effective August 1, 2008, the 2003 Stockholder Agreement between Model Reorg and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long term notes payable - affiliate as of January 30, 2010 and January 31, 2009, in the amounts of $1.0 million and $1.7 million, respectively, on the accompanying consolidated balance sheets.

Transactions with Affiliated Companies

Glenn Nussdorf beneficially owns approximately 10.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. Perfumania has historically purchased merchandise from Parlux. It had $14.3 million of such purchases during its fiscal 2008 before the Merger. During fiscal year 2009, the Company also purchased merchandise from Quality King. Purchases from these related companies for fiscal 2009 and 2008 following the Merger aggregated approximately $49.7 million and $25.4 million, respectively. The amounts due to these related companies at January 30, 2010 and January 31, 2009 were approximately $35.3 million and $12.2 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliate in the accompanying consolidated balance sheets. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Model Reorg sold approximately $15.4 million of wholesale merchandise to E Com in fiscal 2008 prior to the Merger. These wholesale sales are included in net sales in the accompanying consolidated statements of operations in fiscal 2008. Cost of goods sold on these affiliate sales were $10.5 million in fiscal 2008 prior to the Merger. These affiliate cost of goods sold are included in cost of goods sold in the accompanying consolidated statement of operations in fiscal 2008.

Model Reorg’s purchases of product from E Com for fiscal 2008 prior to the Merger was approximately $14.9 million. Effective with the Merger on August 11, 2008, all transactions between the former Model Reorg and E Com subsidiaries are eliminated in consolidation.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this is now the location of the Company’s principal offices. The monthly current sublease payments of approximately $203,000 increase by 3% annually. Total payments by the Company to Quality King in fiscal 2009 and 2008 for this sublease were approximately $2.4 million and $2.3 million, respectively.

Model Reorg historically received shared services from Quality King pursuant to a service agreement. The agreement with Quality King provided for the allocation of expenses which were calculated based on various assumptions and methods. The methods employed utilized various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. Effective with the Merger on August 11, 2008, the Company and Quality King executed a new Services Agreement providing for the Company’s participation in certain third party arrangements, including 401(k), medical, dental, and flex spending plans, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days written notice from either party. During fiscal 2009, the expenses charged under these arrangements to the Company were $0.6 million. Allocated operating expenses for fiscal 2008 were $1.1 million.

NOTE 8 – REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliates consist of the following:

	January 30, 2010	January 31, 2009
	(in thousands)

Revolving credit facility interest payable monthly, secured by a pledge of all of the Company’s assets	$40,012	$153,383
Subordinated convertible note payable-affiliates	5,000	5,000
Subordinated non-convertible notes payable-affiliates	91,379	92,019

	136,391	250,402
Less current portion	(40,652)	(154,023)

Total long-term debt	$95,739	$96,379

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

As a result of certain covenant defaults, which were waived by Waiver and Amendment No.1, effective January 23, 2009 through May 26, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No.1, interest under the Senior Credit Facility for periods after May 26, 2009 are at the Company’s election unless an event of default exists, either (i) the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00% (the “Index Rate”), in each case plus 3.50% or (ii) LIBOR (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. As the Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009, GECC imposed the Default Rate of interest on outstanding borrowings, as described above. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No.1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010. The Company was in compliance with the minimum fixed charge coverage ratio covenant under the Senior Credit Facility as of January 30, 2010.

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

Interest expense on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $7.9 million and $3.1 million for fiscal 2009 and 2008, respectively, and is included in interest expense on the accompanying consolidated statements of operations for fiscal 2008 and 2009. No payments have been made on the Nussdorf Trust Notes or the Quality King Note. Accrued interest payable due at January 30, 2010 and January 31, 2009, respectively on the Nussdorf Trust Notes, the Quality

King Note and the Convertible Note was approximately $10.9 million and $3.0 million and is included in other long-term liabilities, and accrued expenses and other liabilities on the accompanying consolidated balance sheets as of January 30, 2010 and January 31, 2009, respectively.

NOTE 9 – IMPAIRMENT AND OTHER CHARGES

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

During the fourth quarter of fiscal 2009 and 2008, the Company incurred certain non-cash expense items that materially affected earnings results for the fourth quarter and for fiscal 2008. These charges were composed of write-offs of fixed assets for certain underperforming stores, and impairment charges for goodwill and tradenames, which are included in asset impairment on the accompanying consolidated statements of operations. A summary of the charges are presented in the table below (amounts in thousands):

	Fiscal 2009	Fiscal 2008
Impairment of long-lived assets related to Perfumania stores (see Note 6)	$2,320	$3,253
Impairment of goodwill and intangibles (see Note 4)	—	64,825

	$2,320	$68,078

NOTE 10 – ACCOUNTING FOR INCOME TAXES

Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment resulting from the decline in general economic conditions and consumer confidence in fiscal 2008, and the uncertainty as to when conditions will improve sufficiently enough to enable the Company to utilize its deferred tax assets, the Company established a full valuation allowance against its deferred tax assets, recording a non-cash charge of approximately $19.5 million. The lack of practical tax-planning strategies available in the short term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s federal and state net deferred tax assets was necessary. In fiscal 2009, the valuation allowance was increased by approximately $7.0 million.

If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carry-forward period, the Company would be allowed to reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.

The income tax provision is comprised of the following amounts (in thousands):

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
Current:
Federal	$—	$(112)
State and local	189	(443)

	189	(555)

Deferred:
Federal	—	10,781
State and local	—	2,780
Foreign	—	1,256

	$—	$14,817

Income tax provision	$189	$14,262

The income tax provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
Benefit at federal statutory rates	$(5,474)	$(25,444)
Non-deductible expenses	31	21,126
Change in valuation allowance	6,978	19,496
State taxes	(822)	(400)
General reserves and other	(524)	(516)

Income tax provision	$189	$14,262

Net deferred tax liabilities which are included in other long-term liabilities on the accompanying consolidated balance sheets as of January 30, 2010 and January 31, 2009, reflect the tax effect of the following differences between financial statement carrying amounts and tax basis of assets and liabilities as follows (in thousands):

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
Assets:
Net operating loss & tax credit carry forwards	$10,205	$4,020
Puerto Rico net operating loss carry forwards	1,708	1,347
Inventories	2,020	2,794
Property and equipment	9,074	6,878
Accounts receivable allowances	134	285
Goodwill & intangibles	1,309	1,362
Self insured reserves and other	2,024	2,810

Total deferred tax assets	26,474	19,496
Valuation allowance	(26,474)	(19,496)

Net deferred tax assets	—	—
Liabilities:
Tradenames	(3,400)	(3,400)

Net deferred tax liabilities	$(3,400)	$(3,400)

The Company’s United States and Puerto Rican net operating loss carryforwards begin to expire in 2024 and 2010, respectively.

Accounting standards prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting standards also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The Company did not recognize a liability for unrecognized tax benefits or reverse any accruals for uncertain tax positions previously recorded, and accordingly, was not required to record any cumulative effect adjustment to beginning of year retained earnings. As of January 30, 2010 and January 31, 2009, there was a liability of $0.6 million and $0.5 million, respectively, recorded for income tax associated with unrecognized tax benefits.

The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties as of January 30, 2010 and January 31, 2009 were $0.3 million and $0.2 million, respectively.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were (in thousands):

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
Unrecognized tax benefits	$632	$523
Portion if recognized would reduce tax expense and effective rate	632	523
Accrued interest on unrecognized tax benefits	203	152
Accrued penalties on unrecognized tax benefits	142	130

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
Balance at beginning of year	$523	$220
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	109	303

Balance at end of year	$632	$523

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

NOTE 11 – FAIR VALUE MEASUREMENTS

The Company adopted the accounting guidance regarding fair value and disclosures, as it applies to financial and non-financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The new guidance does not require any new fair value measurements; rather, it applies to other accounting pronouncements that require or permit fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1: Observable inputs such as quoted prices in active markets (the fair value hierarchy gives the highest priority to Level 1 inputs);

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions

As of January 30, 2010, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair values. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

The following table presents the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of January 30, 2010:

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 30, 2010	Level 1	Level 2	Level 3	Total Losses - Year Ended January 30, 2010

Property and Equipment (in thousands)	$281	$—	$—	$281	$2,321

The Company recorded a non-cash impairment charge of approximately $2.3 million to reduce the net carrying value of certain retail store assets to their estimated market value, which was based on discounted estimated future cash flows.

NOTE 12 – SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 30, 2010, no preferred stock had been issued.

TREASURY STOCK

From time to time, the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of January 30, 2010, the Company had repurchased approximately 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2009 or fiscal 2008.

WARRANTS

In connection with the Merger on August 11, 2008, the Company issued warrants (the “Warrants”) to purchase an additional 1,500,000 shares of our common stock with an exercise price per share of $23.94. The Warrants will not be exercisable until the third anniversary of the closing of the Merger (except upon a change of control of the Company), after which they will be exercisable until the tenth anniversary. The fair value of these Warrants at the date of issuance was $26.5 million, which was recorded as a reduction of retained earnings (accumulated deficit) and an increase to additional paid-in capital within the consolidated statement of shareholders’ equity in fiscal 2008. The Company used the Black-Scholes option pricing model to value the Warrants using the following assumptions: number of Warrants as set forth in the Warrant agreement; no expected dividend yield; expected volatility of 91.7%; risk-free interest rates of 3.99%; and expected term consistent with the contractual term of the Warrants.

STOCK OPTION PLANS

The Company currently has two plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”) Under the Plans, the Company has reserved 1,165,000 shares of common stock of which 192,000 options are outstanding.

All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant. A summary of the Company's option activity, and related information for the fiscal year ended January 30, 2010 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding and exercisable as of January 31, 2009	253,194	$9.52	7.30	$—

Granted	3,000	6.42

Exercised	—	—

Forfeited	(64,380)	—

Outstanding as of January 30, 2010	191,814	$9.92	6.83	$—

Exercisable as of January 30, 2010	168,484	$10.63	6.85	$—

The following table summarizes information about stock options outstanding at January 30, 2010:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
RANGE OF EXERCISE PRICES	NUMBER OUTSTANDING	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in years	NUMBER EXERCISABLE	Weighted Average Remaining Exercise Price
$3.46 - $3.52	3,622	$3.47	7.6	3,622	$3.47
$4.79	72,500	$4.79	8.8	49,170	$4.79
$6.42 - $24.05	115,692	$13.34	5.6	115,692	$13.34

	191,814	$9.92	6.8	168,484	$10.63

The fair value for stock options issued during fiscal 2009 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions.

Fiscal Year Ended January 30, 2010
Expected life (years)	5
Expected stock price volatility	65.0%
Risk-free interest rates	2.2%
Expected dividend yield	0.0%

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

The weighted average estimated fair values of options granted during fiscal years 2009 and 2008 were $3.58 and $2.37 per share, respectively. The fair value of options that vested during fiscal years 2009 and, 2008 was approximately $38,000 and $186,000, respectively.

See consolidated statements of shareholders’ equity in these financial statements for activity in shareholders equity accounts.

NOTE 13 – EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Investment Plan (“the Plan”) for its various subsidiaries. Pursuant to the Plan, the participants may make contributions to the Plan in varying amounts from 1% to 100% of total compensation, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the Plan, and the Company’s matching contributions vest over a one to four year period. The Company did not match contributions to the Plan during fiscal 2009 and 2008.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Medical insurance

The Company’s employees are self-insured for employee medical benefits under the Company's group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $100,000 and for annual Company medical claims which exceed approximately $4.7 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management's opinion, recorded accruals are adequate to cover the future payment of claims incurred as of January 30, 2010. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at January 30, 2010 was approximately $0.2 million, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Leases and retail store rent

Total rent expense for warehouse space and equipment charged to operations for fiscal 2009 and fiscal 2008 was $3.2 million and $6.9 million, respectively. This includes payments of warehouse rent to Quality King.

In January 2008 the Company began subleasing new office and warehouse facility from Quality King in Bellport, New York at a rate which is currently $2.4 million per year with an annual escalation of 3%. This sublease expires December 2027.

The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.

Retail store rent expense in fiscal 2009 is as follows (in thousands):

Fiscal Year Ended January 30, 2010
Minimum rentals	$28,407
Contingent rentals	954

Total	$29,361

Aggregate future minimum rental payments under the above operating leases at January 30, 2010 are payable as follows (in thousands):

Fiscal Year
2010	$29,796
2011	27,416
2012	24,464
2013	21,856
2014	19,838
Thereafter	87,906

$211,276

The Company’s capitalized leases are for an office and distribution facility in Sunrise, Florida, buildout of a warehouse facility in Hicksville, New York, warehouse equipment and computer hardware and software. The lease for the Florida facility expires December 2017 with monthly rent ranging from approximately $81,000 to $104,000 during the term of the lease. As a result of the Merger, we have excess facility space consisting of office and distribution space in Sunrise, Florida. The capital lease liability for this lease has been recorded as the net present value of the contractual lease payments less the amount for which we expect to be able to sublease the facility. The estimated sublease revenue was determined based upon a review of real estate market conditions, projections for sublease revenue and assumptions regarding the timing of sublease commencement, and with the assistance of a commercial real estate broker. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 30, 2010 (in thousands):

Fiscal Year
2010	$1,388
2011	1,424
2012	1,327
2013	1,327
2014	1,327
Thereafter	3,869

Total future minimum lease payments	10,662
Less: Amount representing projected sublease revenue	(6,260)
Less: Amount representing interest	(1,379)

Present value of minimum lease payments	3,023
Less: Current portion	(989)

$2,034

Depreciation expense relating to capital leases is included in depreciation and amortization expense in the accompanying consolidated statements of operations and totaled approximately $0.6 million and $0.2 million in fiscal 2009 and fiscal 2008, respectively.

Royalties

The Company is party to six license agreements with unaffiliated licensors. Royalty expense was $2.3 million and $2.5 million for fiscal 2009 and fiscal 2008, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at January 30, 2010 are payable as follows (in thousands):

Fiscal year
2010	$1,835
2011	1,010
2012	1,010
2013	610
2014	500

$4,965

Litigation

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 15 – SEGMENT INFORMATION

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

	Fiscal Year Ended January 30, 2010	Fiscal Year Ended January 31, 2009
	($ in thousands)
Net sales:
Retail	344,295	225,867
Wholesale (a)	$166,627	$203,427

	$510,922	$429,294

Gross profit:
Retail	145,631	92,540
Wholesale (a)	$33,159	$42,280

	$178,790	$134,820

	January 30, 2010	January 31, 2009
Total assets:
Wholesale (a)	$304,935	$375,497
Retail	230,935	235,363

	535,870	610,860
Eliminations (b)	(229,285)	(210,730)

Consolidated assets	$306,585	$400,130

(a)	Includes Five Star
(b)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

See Note 1 for disclosure of sales to significant customers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A(T).	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at January 30, 2010.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 30, 2010, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of January 30, 2010, our internal control over financial reporting was effective.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

On December 10, 2009, we held our annual meeting of shareholders. At the annual meeting, the shareholders elected Michael W. Katz, Stephen Nussdorf, Carole Ann Taylor, Joseph Bouhadana, and Paul Garfinkle to our Board of Directors. In addition, the shareholders ratified the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for fiscal year 2009. The following table reflects the results of the meeting:

ELECTION OF DIRECTORS:

	SHARES VOTED	SHARES VOTED FOR	SHARES WITHHELD

Michael W. Katz	7,459,669	7,409,643	50,026

Stephen Nussdorf	7,459,669	7,406,881	52,788

Carole Ann Taylor	7,459,669	7,397,936	61,733

Joseph Bouhadana	7,459,669	7,397,936	61,733

Paul Garfinkle	7,459,669	7,397,936	61,733

RATIFICATION OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM:

SHARES VOTED	SHARES VOTED FOR	SHARES VOTED AGAINST	ABSTENTIONS
7,459,669	7,449,664	9,506	499

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers are:

Michael W. Katz — Age 61. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Model and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg before the Merger. Mr. Katz is a Certified Public Accountant.

Donna Dellomo — Age 45. Ms. Dellomo has been our Chief Financial Officer since the Merger. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Ms. Dellomo is a Certified Public Accountant.

Information regarding our directors and corporate governance is incorporated herein by reference to the information responsive thereto contained in the sections of the Proxy Statement for our 2010 Annual Meeting of Shareholders titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11.	EXECUTIVE COMPENSATION

Information with respect to director and executive officer compensation is incorporated herein by reference to the information responsive thereto contained in the sections of the Proxy Statement for our 2010 Annual Meeting of Shareholders titled “Director Compensation” and “Executive Compensation and Related Matters.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information responsive thereto contained in the section of the Proxy Statement for our 2010 Annual Meeting of Shareholders titled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of January 30, 2010, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category:	(a)	(b)	(c)
Equity compensation plans approved by stockholders	168,484	$10.63	972,890
Equity compensation plans not approved by stockholders	—	—	—

Total	168,484	$10.63	$972,890

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to such relationships and related transactions, and director independence, is incorporated herein by reference to the information responsive thereto contained in the sections of the Proxy Statement for our 2010 Annual Meeting of Shareholders titled “Board of Directors Committee and Director Independence” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to our auditors is incorporated herein by reference to the information responsive thereto contained in the section of the Proxy Statement for our 2010 Annual Meeting of Shareholders titled “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(1)	Financial Statements

An index to financial statements for the fiscal periods ended January 30, 2010 and January 31, 2009 appears on page 25.

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

SIGNATURES	TITLE	DATE

/s/ MICHAEL W. KATZ	President and Chief Executive Officer (Principal Executive Officer)	April 30, 2010
Michael W. Katz

/s/ STEPHEN NUSSDORF	Chairman of the Board of Directors	April 30, 2010
Stephen Nussdorf

/s/ DONNA DELLOMO	Chief Financial Officer	April 30, 2010
Donna Dellomo	(Principal Accounting Officer)

/s/ CAROLE ANN TAYLOR	Director	April 30, 2010
Carole Ann Taylor

/s/ JOSEPH BOUHADANA	Director	April 30, 2010
Joseph Bouhadana

/s/ PAUL GARFINKLE	Director	April 30, 2010
Paul Garfinkle

EXHIBIT	DESCRIPTION

2.1	Agreement and Plan of Merger dated as of December 21, 2007 by and among the Company, Model Reorg, Inc., the stockholders of Model Reorg, Inc., and Model Reorg Acquisition LLC (the “Merger Agreement”) (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed December 21, 2007).

2.2	First Amendment dated as of July 8, 2008 to the Merger Agreement (Incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed July 11, 2008).

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No 33-46833)).

4.1	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98 (Incorporated by reference to Exhibit 4.1 to the Company’s Form 10-Q filed December 17, 2008).

4.2	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98 (Incorporated by reference to Exhibit 4.2 to the Company’s Form 10-Q filed December 17, 2008).

4.3	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98 (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-Q filed December 17, 2008).

4.4	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98 (Incorporated by reference to Exhibit 4.4 to the Company’s Form 10-Q filed December 17, 2008).

4.5	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98 (Incorporated by reference to Exhibit 4.5 to the Company’s Form 10-Q filed December 17, 2008).

4.6	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98 (Incorporated by reference to Exhibit 4.6 to the Company’s Form 10-Q filed December 17, 2008).

4.7	Subordinated Promissory Note, dated as of August 11, 2008, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc. (Incorporated by reference to Exhibit 4.7 to the Company’s Form 10-Q filed December 17, 2008).

4.8	Nussdorf Subordinated Secured Convertible Note and Security Agreement dated March 9, 2004, with Amendments dated as of January 24, 2006 and August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K filed July 2, 2009).

4.9	Note and Subordination Amendment Agreement dated as of May 26, 2009, among Model Reorg Acquisition LLC, Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, and Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, and General Electric Capital Corporation, as Agent and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed May 27, 2009).

4.10

Note and Subordination Amendment Agreement dated as of May 26, 2009, among Model Reorg

Acquisition LLC, Quality King Distributors, Inc., and General Electric Capital Corporation, as Agent

and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to

Exhibit 4.2 to the Company’s Form 8-K filed May 27, 2009).

4.11	Note and Subordination Amendment Agreement dated as of May 26, 2009, among the Company, Stephen Nussdorf, Glenn Nussdorf, and General Electric Capital Corporation, as Agent and Collateral Agent for the Lenders under the Credit Agreement (Incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed May 27, 2009).

4.12	Form of Warrant issued to the former Model Reorg, Inc. shareholders on August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed December 17, 2008).

10.1	Amended and Restated 1991 Stock Option Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed July 2, 2009).*

10.2	2000 Stock Option Plan, as amended, including form of option agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed July 2, 2009).*

10.3	2000 Directors Stock Option Plan, including form of option agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed July 2, 2009).*

10.4	Lease Agreement between Perfumania, Inc. and Victory Investment Group, LLC, dated October 21, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed July 2, 2009).

10.5	Sub-Sublease, dated as of October 1, 2007, by and between Quality King Distributors, Inc. and Model Reorg, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed December 17, 2008).

10.6	Credit Agreement, dated as of August 11, 2008, among the Company, Quality King Fragrance, Inc., Scents Of Worth, Inc., Five Star Fragrance Company, Inc., Distribution Concepts, LLC, Northern Group, Inc., Perfumania, Inc., Magnifique Parfumes And Cosmetics, Inc., Ten Kesef II, Inc. and Perfumania Puerto Rico, Inc., as Borrowers, the other credit parties signatory thereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, General Electric Capital Corporation, as Agent, Collateral Agent and Lender, GE Capital Markets, Inc., as Joint Lead Arranger and Book Runner, Wachovia Capital Markets LLC, as Joint Lead Arranger, and Wachovia Bank, National Association, as Syndication Agent (the “Credit Agreement”) (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed December 17, 2008).

10.7	Waiver and Amendment No.1 to Credit Agreement, dated as of May 26, 2009, (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed May 27, 2009).

10.8	Registration Rights Agreement dated August 11, 2008 by and among the Company and the former Model Reorg, Inc. shareholders (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 17, 2008).

10.9	Services Agreement, dated as of August 11, 2008, between the Company and Quality King Distributors, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed December 17, 2008).

10.10	Amended and Restated Agreement, dated as of August 1, 2008, by and between Model Reorg Acquisition LLC, Quality King Distributors, Inc., and Michael W. Katz, together with related Promissory Note and Guaranty (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed December 17, 2008).*

21.1	Subsidiaries of the Registrant

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement