Form 10-K/A
period 2010-01-30
Perfumania Holdings, Inc.
filed 2010-06-01
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No 1 to Form 10-K

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

The number of shares outstanding of the registrant’s common stock as of May 28, 2010: 8,966,417 shares

Documents Incorporated By Reference: None

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-K for the fiscal year ended January 30, 2010 (the “2009 Form 10-K”) is being filed to include information required by Part III of our Annual Report on Form 10-K.

We have also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments are being made to the 2009 Form 10-K , except where otherwise indicated and this Amendment No. 1 on Form 10-K/A does not reflect any events occurring after the filing of the 2009 Form 10-K on April 30, 2010.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our executive officers and directors:

Name	Age	Position
Stephen Nussdorf	59	Chairman of the Board of Directors
Michael W. Katz	62	President, Chief Executive Officer and Director
Donna Dellomo	45	Chief Financial Officer and Secretary
Carole Ann Taylor (1)(2)(3)	65	Director
Joseph Bouhadana (1)(2)(3)	40	Director
Paul Garfinkle (1)	69	Director

(1)	Member of Audit Committee. Mr. Garfinkle serves as Chairman of the Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Stock Option Committee.

•

Stephen Nussdorf — Age 59. Mr. Nussdorf was appointed Chairman of our Board of Directors in February 2004. Mr. Nussdorf is also an executive officer of Quality King Distributors, Inc. (“Quality King”), a privately held distributor of pharmaceuticals and health and beauty care products, and he was, until our merger with Model Reorg, Inc. in August 2008 (the “Merger”), President and a Director of Model Reorg, a privately held distributor of fragrance products. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served in various capacities in all divisions of their businesses. Mr. Nussdorf brings to the Board critical insights into the consumer product and wholesale markets in which we operate. He is an experienced business leader with the vision and skills appropriate to serve as Chairman of our Board, and the Board has benefited from his perspectives and leadership.

•

Michael W. Katz — Age 62. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; he is primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Model Reorg and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg. Mr. Katz is a Certified Public Accountant. Mr. Katz’s strong executive leadership, financial and management experience, business acumen and knowledge of our suppliers, customers and channels of distribution are highly valued by the Board.

•

Donna Dellomo — Age 45. Ms. Dellomo has been our Chief Financial Officer since the Merger. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Prior to joining Model Reorg, Ms. Dellomo was Corporate Controller for Cybex International, Inc., a public company. Ms. Dellomo is a Certified Public Accountant.

•

Carole Ann Taylor — Age 65. Ms. Taylor was appointed a Director in June 1993. Ms. Taylor has been in the travel retail and duty free business for more than twenty years as owner and operator of retail locations in Miami and at Miami International Airport, including Bayside To Go, Little Havana To Go and Miami To Go, Inc. Her company, Miami To Go, Inc., was named 2006 Minority Retail Firm of the Year for the Southern Region by the U.S. Small Business Administration and the U.S. Department of Commerce Minority Business Development Agency. She is a member of the Executive Committee of the Greater Miami Convention and Visitors Bureau and is a Director of the Adrienne Arsht Center for the Performing Arts of Miami-Dade County. Ms. Taylor brings to the Board extensive management and retailing expertise, as well as familiarity with our markets. She serves on the Board’s Audit, Compensation and Stock Option Committees, and the Board has benefited from her contributions in those areas.

•

Joseph Bouhadana — Age 40. Mr. Bouhadana was appointed a Director in September 2002. Mr. Bouhadana has served as Corporate Director of Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005. He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Within the past five years, Mr. Bouhadana has also been a director of Adrenalina, Inc. Mr. Bouhadana’s strong technical and operational skills are an important asset to our Board. He also serves on the Audit, Compensation and Stock Option Committees, to which he makes valuable contributions.

•

Paul Garfinkle — Age 69. Mr. Garfinkle joined our Board of Directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm’s most significant clients. He also served for many years as a member of the firm’s Board of Directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle has extensive experience in the areas of accounting, finance, audit, and taxation and valuable knowledge of financial and regulatory reporting requirements. He serves as Chair of the Board’s Audit Committee, where his leadership and independence serve the company well.

The term of each of our directors expires at the 2010 Annual Meeting of Shareholders.

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

Directors; Corporate Governance

Audit Committee. We have a standing Audit Committee, the members of which during fiscal 2009 were Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle, who served as Chair. The Board of Directors has determined that Mr. Garfinkle is an “audit committee financial expert” as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires directors, officers and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements were satisfied on a timely basis during fiscal 2009 year except that Joseph Bouhadana, Carole Ann Taylor, and Paul Garfinkle each filed a late report of one transaction.

ITEM 11.	EXECUTIVE COMPENSATION

The following sets forth information concerning compensation for fiscal 2009 (which ended January 30, 2010) and for fiscal 2008 (which ended January 31, 2009) for our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”).

2009 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)(2)		All Other Compensation ($)(3)	Total ($)

Michael W. Katz (President and Chief Executive Officer)	2009 2008	293,942 325,000	— —	— —		15,000 15,000	308,942 340,000

Donna Dellomo (1) (Chief Financial Officer)	2009 2008	214,808 224,000	— 77,400	— 83,510	(4)	— —	214,808 384,910

(1)	Ms. Dellomo was an officer of Model Reorg and joined us upon the Merger on August 11, 2008. The amount shown for fiscal 2008 includes her compensation from Model Reorg.
(2)	Amount listed represents the grant date fair value of the stock option award received by the Named Executive Officer in the year indicated, using the assumptions described in the Shareholders’ Equity Note to the Company’s consolidated financial statements included in the Form 10-K filed with the SEC for the respective year.
(3)	All other compensation for Mr. Katz consists of a car allowance. There were no personal benefits that exceeded $10,000 for Ms. Dellomo.
(4)	Grant on October 29, 2008 of options to purchase 35,000 shares at $4.79 per share, exercisable immediately.

Outstanding Equity Awards at Fiscal Year-End 2009

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2009.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael W. Katz	100,000	—	12.99	06/29/2015
Donna Dellomo	35,000	—	4.79	10/29/2018

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

Compensation Committee

Carole Ann Taylor and Joseph Bouhadana served on the Compensation Committee of our Board of Directors during fiscal 2009.

Compensation of Directors

We pay each nonemployee director a $25,000 annual retainer. In addition, the nonemployee directors earn $10,000 per year for service as Chair of the Audit Committee, $5,000 per year for other members of the Audit Committee, $3,000 per year for service as Chair of each other Committee of the Board of Directors, and $2,500 per year for other members of each other Committee. We also reimburse their expenses in connection with their activities as directors.

Nonemployee directors are eligible to receive stock options under our 2000 Directors Stock Option Plan. In previous years, the nonemployee directors have each received an automatic grant of options to purchase 500 shares of our common stock upon election to the Board of Directors and an automatic grant of options to purchase 1,000 shares of our common stock upon re-election. Beginning with fiscal 2009, they each receive a grant of options for 10,000 shares upon initial election to the Board, to vest annually over three years dependent on continued Board service, and a grant of options for 1,000 shares upon annual reelection to the Board, vested immediately. All such options have an exercise price equal to the fair market value of a share of our common stock on the date of the grant.

Neither Mr. Nussdorf nor Mr. Katz receives any compensation for his service as a director. Mr. Nussdorf has served as a consultant on operational matters since the departure of the Company’s former Chief Operating Officer in June 2009, for which he received the compensation shown in the table below.

The following table sets forth certain information regarding the compensation of our nonemployee directors for fiscal 2009, which ended January 30, 2010:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Carole Ann Taylor	32,500	3,580	—	36,080
Joseph Bouhadana	33,000	3,580	—	36,580
Paul Garfinkle	35,000	3,580	—	38,580
Stephen Nussdorf	—	—	261,205	261,205

(1)	Amounts listed represent the grant date fair value of the stock option awards. For additional information regarding the assumptions used to calculate these amounts, see Note 12 to the consolidated financial statements included in the 2009 Form 10-K.
(2)	As of January 30, 2010, our nonemployee directors held outstanding stock options in the following amounts: Carole Ann Taylor (5,000); Joseph Bouhadana (7,000); Paul Garfinkle (6,500); and Stephen Nussdorf (0).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of common stock beneficially owned as of May 28, 2010 by: (a) each of our directors and nominees for director, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, New York 11713.

Common Stock Beneficially Owned

Name of Beneficial Owner	Total Number of Shares Beneficially Owned (1)		Percent of Class
Principal Shareholders
Stephen Nussdorf and Glenn Nussdorf	6,505,832	(2)	61.6%
Arlene Nussdorf	2,189,201	(3)	23.3%
Renee Garcia	767,397	(4)	8.4%
1608 NW 84th Avenue, Miami, FL 33126
Jacques Bogart/SBN/David Konckier	452,634	(5)	5.0%
76-78 Avenue des Champs Elysées,
75008 Paris, France

Other Directors and Executive Officers
Michael W. Katz	100,000		*
Donna Dellomo	35,000		*
Joseph Bouhadana	7,000		*
Paul Garfinkle	6,500		*
Carole Ann Taylor	5,000		*
All directors and executive officers as a group (6 persons)	6,659,332	(6)	62.1%

*	Less than 1%.
(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)	Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf. Includes 443,757 shares issuable upon exercise of Warrants held by each of Stephen and Glenn Nussdorf. Also includes 714,286 shares of common stock issuable on conversion of a $5,000,000 Subordinated Convertible Note issued by the Company to the Nussdorfs, as to which Stephen and Glenn Nussdorf share voting and investment power.
(3)	Amount includes 443,757 shares issuable upon exercise of Warrants held by Ms. Nussdorf.
(4)	Mr. Garcia has sole voting and dispositive power over 367,842 of the shares shown (including warrants to purchase 72,738 shares) and shared voting and dispositive power over 399,555 of such shares (including warrants to purchase 80,991 shares), which are held by trusts of which he is a co-trustee.
(5)	As reported in a Schedule 13G filed with the SEC on October 16, 2009, all of such shares are owned by Jacques Bogart. SBN is the sole shareholder of Jacques Bogart and Mr. Konckier is the sole manager of SBN. Jacques Bogart, SBN and Mr. Konckier share voting and dispositive power over the shares.
(6)	Includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 28, 2010 in the following respective amounts: Michael W. Katz (100,000); Joseph Bouhadana (7,000); Paul Garfinkle (6,500); Carole Ann Taylor (5,000) and Donna Dellomo (35,000).

Information, with respect to our compensation plans under which our equity securities are authorized for issuance was included in our 2009 Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Merger With Model Reorg and Related Credit Arrangements

As reported in our public filings, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Model Reorg on December 21, 2007. The merger with Model Reorg (the “Merger”) was completed on August 11, 2008 when Model Reorg was merged into a wholly-owned subsidiary of Perfumania Holdings, Inc. (sometimes referred to as the “Company”) in exchange for the issuance of 5,900,000 shares of our common stock and warrants to acquire an additional 1,500,000 shares of our common stock at an exercise price of $23.94. The warrants have a 10-year term, are not exercisable until August 11, 2011 and are not transferable, with limited exceptions.

Before the Merger, Glenn and Stephen Nussdorf (the Chairman of our Board) owned an aggregate 1,113,144 shares or approximately 36% of the total number of shares of our common stock as of February 2, 2008, excluding shares issuable upon conversion of a $5 million subordinated convertible note that we issued to the Nussdorfs in December 2004 (the “Convertible Note”). Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, were shareholders, officers and principals of Model Reorg and are shareholders, officers and principals of Quality King, an affiliate of Model Reorg through common ownership, and its subsidiaries. Our President and Chief Executive Officer, Michael W. Katz, was an executive of Model Reorg and remains an executive of Quality King.

The Merger Agreement was reached after extensive negotiations between Model Reorg and a special committee comprised of the Independent Board Members, which retained independent counsel and financial advisors. The special committee received an opinion from Financo, Inc. that, as of the date of the Merger Agreement and subject to various assumptions and qualifications set forth therein, the consideration paid by us in the merger was fair to our shareholders (other than shareholders who own or whose affiliates own securities of Model Reorg) from a financial point of view.

At the closing of the Merger on August 11, 2008, we entered into a new senior credit facility with a number of bank lenders. The Convertible Note was originally secured by assets of E Com Ventures, Inc. (our name before the Merger) (“E Com”), but, in connection with this financing, Glenn and Stephen Nussdorf released and terminated their security interest. The Merger Agreement and the senior credit facility also required Model Reorg to refinance certain affiliate debt. At the closing of the Merger, estate planning trusts established by Glenn, Stephen and Arlene Nussdorf loaned an aggregate of approximately $55 million to us pursuant to unsecured subordinated promissory notes (the “Nussdorf Trust Notes”). At the same time, we issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King (the “Quality King Note”). The Nussdorf Trust Notes and the Quality King Note are subordinated to our senior credit facility. On May 26, 2009, we and the holders of the Nussdorf Trust Notes and the Quality King Note amended those notes to provide that no payments of principal or interest may be made before the maturity of the senior credit facility on August 11, 2011. The maturity date of the Nussdorf Trust Notes is February 8, 2012, and that of the Quality King Note is June 30, 2012. The Nussdorf Trust Notes bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the senior credit facility, and the Quality King Note bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the senior credit facility. We recorded interest expense on the Nussdorf Trust Notes and the Quality King Note of approximately $2.8 million for fiscal 2008 and approximately $7.6 million for fiscal 2009. However, no payments of principal or interest have been made on the Nussdorf Trust Notes or the Quality King Note.

The affiliate debt that was refinanced in connection with the Merger consisted of a promissory note issued by Model Reorg to Quality King in 2002 in order to supplement a revolving line of credit entered into jointly by Model Reorg and Quality King with an unaffiliated syndicate of lenders. The highest balance of principal and accrued interest owed under this promissory note since the beginning of fiscal 2008 was $115.8 million, and interest expense charged to operations relating to this note was $2.5 million during fiscal 2008.

Glenn Nussdorf and Stephen Nussdorf and their sister, Arlene Nussdorf, are now collectively the beneficial owners of approximately 85% of our Common Stock (including warrants). Stephen Nussdorf has served as the Chairman of our Board of Directors since February 2004.

Shareholder/Employment Agreements

E Com issued the Convertible Note in the principal amount of $5,000,000 to Stephen and Glenn Nussdorf on December 9, 2004 in exchange for a $5,000,000 subordinated secured demand loan they had made to us in March 2004. The Convertible Note bears interest at the prime rate plus 1% and requires quarterly interest payments. It matured in January 2009, but we are prohibited from repaying the principal while the senior credit facility remains outstanding. The Convertible Note was previously secured by a security interest in our assets, but in connection with the financings described above, Glenn and Stephen Nussdorf released and terminated the security interests. The Convertible Note is subordinate to all bank related indebtedness and, on May 26, 2009, we and the holders of the Convertible Note amended it to provide that no payments of principal or interest may be made before the maturity of the senior credit facility on August 11, 2011. No payments of principal have been made. We paid approximately $245,000 in interest on the Convertible Note during fiscal 2008, and we made no interest payments during fiscal 2009. The Convertible Note allows Glenn and Stephen Nussdorf to convert any or all of the principal and accrued interest due thereon into shares of our common stock. The conversion price was originally $11.25 per share, which equaled the closing market price of E Com’s common stock on December 9, 2004. The May 26, 2009 amendment provided for a $7.00 per share conversion price.

Effective August 1, 2008, a 2003 shareholder agreement between Model Reorg and Mr. Katz was amended and restated and a $1.9 million promissory note payable to Mr. Katz was issued. This amount was fully accrued at August 1, 2008 and was reflected in accrued expenses and other liabilities. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, was issued in consideration for the termination of a prior arrangement between Mr. Katz and Model Reorg which provided for stock ownership and an earnings participation in Model Reorg. The shareholder agreement includes certain non-compete, non-solicitation and confidentiality covenants. During fiscal 2008 and the fiscal 2009, the highest principal balance due was $1.9 million, and we paid a total of $1.0 million under this note.

Transactions With Affiliated Companies

Model Reorg sold approximately $15.4 million of wholesale merchandise to E Com in fiscal 2008 before the Merger. These wholesale sales are included in net sales in our consolidated statements of operations for fiscal 2008.

Model Reorg’s purchases of product from E Com for fiscal 2008 before the Merger were approximately $14.9 million. Effective with the Merger on August 11, 2008, all such transactions (which are now between wholly-owned subsidiaries) are eliminated in consolidation.

Glenn Nussdorf beneficially owns approximately 10% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. We have historically purchased merchandise from Parlux and, during fiscal year 2009, Quality King. Purchases of merchandise from Parlux aggregated approximately $39.6 million for fiscal 2008 and approximately $31.6 million during fiscal 2009. Purchases from Quality King were approximately $19.4 million during fiscal 2009. The amounts due to Parlux and Quality King at January 30, 2010 were approximately $15.9 million and $19.4 million, respectively. These amounts are non-interest bearing. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of our business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, we have relied upon these extended terms to provide a portion of our liquidity.

Quality King occupies a leased 560,000 square foot facility in Bellport, New York. Our principal offices occupy approximately half of this facility under a sublease that terminates on September 30, 2027, and this is now the location of our principal offices. The monthly current sublease payments of approximately $203,000 increase by 3% annually. During fiscal 2008 before the Merger, Model Reorg paid Quality King a total of $1.3 million in rent for this facility. We paid a total of $1.0 million in rent for the remainder of fiscal 2008 and $2.4 million during fiscal 2009.

Model Reorg historically received shared services from Quality King pursuant to a service agreement. The agreement with Quality King provided for the allocation of expenses which were calculated based on various assumptions and methods. The methods employed utilized various allocation bases including the number of transactions processed, estimated delivery miles, warehouse square footage, payroll dollars and sales and inventory ratios. Effective with the Merger, the Company and Quality King executed a new Services Agreement providing for the Company’s participation in certain third party arrangements, including 401(k), medical, dental, and flex spending plans, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. We also share with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. Allocated operating expenses and payments under the Services Agreement for fiscal 2008 were $1.1 million and and payments under the Services Agreement were $0.6 million for fiscal 2009.

Related Party Transaction Policy

It is our policy that all related party transactions be disclosed to our Audit Committee for review and approval. The Committee reviews all relationships and transactions reported to it in which we and any of our directors, executive officers or principal shareholders, or any of their immediate family members, are participants to determine whether such persons have a direct or indirect material interest. Our Chief Financial Officer is primarily responsible for the development and implementation of processes and controls to obtain information from such persons with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee considers:

•	the nature of the related person’s interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to us;

•	whether the transaction would impair the judgment of a director or executive officer to act in our best interest; and

•	any other matters the Committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Committee that considers the transaction.

Director Independence

Our directors are Stephen Nussdorf (Chairman), Joseph Bouhadana, Paul Garfinkle, Michael W. Katz and Carole Ann Taylor. Our Board of Directors has determined that all of our directors, other than Michael W. Katz and Stephen Nussdorf, are independent under the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Deloitte & Touche LLP for fiscal 2009 and fiscal 2008 were as follows:

Fees	Fiscal 2009	Fiscal 2008
Audit Fees (1)	$763,000	$1,346,350
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	—	97,680

Total Fees	$763,000	$1,444,030

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.
(2)	“All Other Fees” consist of fees for products and services other than the services reported above. In fiscal 2008, this category included fees for due diligence performed related to our merger with Model Reorg, and the review of the proxy statement, also related to the merger.

The Audit Committee has considered and has determined that the provision of services as described above are compatible with maintaining Deloitte & Touche LLP’s independence. The Audit Committee pre-approves the engagement of Deloitte & Touche LLP for all professional services. The pre-approval process generally involves the full Audit Committee’s evaluating and approving the particular engagement prior to the commencement of services. All of the services described above under “All Other Fees” were pre-approved by the Audit Committee.

PART IV

ITEM 15.	EXHIBITS; FINANCIAL STATEMENT SCHEDULES

a.	No financial statements or schedules are filed with this Amendment No. 1 to Annual Report on Form 10-K/A.

b.	The following exhibits are filed with this Amendment No. 1 on Form 10-K/A.

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

SIGNATURES	TITLE	DATE

/s/ MICHAEL W. KATZ Michael W. Katz	President and Chief Executive Officer (Principal Executive Officer)	June 1, 2010

/s/ STEPHEN NUSSDORF Stephen Nussdorf	Chairman of the Board of Directors	June 1, 2010

/s/ DONNA DELLOMO	Chief Financial Officer	June 1, 2010
Donna Dellomo	(Principal Accounting Officer)

/s/ CAROLE ANN TAYLOR	Director	June 1, 2010
Carole Ann Taylor

/s/ JOSEPH BOUHADANA	Director	June 1, 2010
Joseph Bouhadana

/s/ PAUL GARFINKLE Paul Garfinkle	Director	June 1, 2010

Exhibit Index

EXHIBIT	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002