Form 10-Q
period 2010-05-01
Perfumania Holdings, Inc.
filed 2010-06-15
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended May 1, 2010

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 11, 2010 there were 8,966,417 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	May 1, 2010	January 30, 2010
	(unaudited)
ASSETS:
Current assets
Cash	$1,343	$1,951
Accounts receivable, net of allowances of $385 and $335, as of May 1, 2010 and January 30, 2010, respectively	25,216	25,382
Inventories	215,908	216,038
Prepaid expenses and other current assets	8,386	11,902

Total current assets	250,853	255,273

Property and equipment, net	34,459	35,882
Other assets, net	14,712	15,430

Total assets	$300,024	$306,585

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$47,466	$40,012
Accounts payable	35,607	35,017
Accounts payable-affiliate	24,690	35,277
Accrued expenses and other liabilities	20,145	18,068
Current portion of notes payable - affiliate	640	640
Current portion of obligations under capital leases	969	1,147

Total current liabilities	129,517	130,161

Notes payable - affiliate	95,579	95,739
Long-term portion of obligations under capital leases	1,960	2,034
Other long term liabilities	16,261	14,560

Total liabilities	243,317	242,494

Commitments and contingencies (see Note 9)

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, as of May 1, 2010 and January 30, 2010, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 9,864,666 shares issued as of May 1, 2010 and January 30, 2010	99	99
Additional paid-in capital	125,052	125,045
Accumulated deficit	(59,867)	(52,476)
Treasury stock, at cost, 898,249 shares as of May 1, 2010 and January 30, 2010	(8,577)	(8,577)

Total shareholders’ equity	56,707	64,091

Total liabilities and shareholders’ equity	$300,024	$306,585

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended May 1, 2010	Thirteen Weeks Ended May 2, 2009

Net sales	$102,809	$96,660
Cost of goods sold	65,225	60,826

Gross profit	37,584	35,834

Operating expenses:
Selling, general and administrative expenses	39,351	38,709
Depreciation and amortization	2,192	2,490

Total operating expenses	41,543	41,199

Loss from operations	(3,959)	(5,365)
Interest expense	(3,432)	(4,501)

Loss before income tax expense	(7,391)	(9,866)
Income tax expense	—	—

Net loss	$(7,391)	$(9,866)

Net loss per common share:
Basic and diluted	$(0.82)	$(1.10)

Weighted average number of common shares outstanding:
Basic and diluted	8,966,417	8,966,417

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirteen Weeks Ended May 1, 2010	Thirteen Weeks Ended May 2, 2009

Cash flows from operating activities:
Net loss	$(7,391)	$(9,866)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	526	—
Depreciation and amortization	2,192	2,490
Provision (recovery) for losses on accounts receivable	2	(114)
Share based compensation	7	—
Change in operating assets and liabilities:
Trade receivables	164	2,448
Inventories	130	26,611
Prepaid expenses and other assets	3,518	(1,898)
Accounts payable-non affiliates	590	1,146
Accounts payable-affiliates	(10,587)	(1,021)
Accrued expenses and other liabilities and long-term interest	3,817	3,467

Net cash (used in) provided by operating activities	(7,032)	23,263

Cash flows from investing activities:
Additions to property and equipment	(579)	(2,086)
Other investing activities	—	(1,500)

Net cash used in investing activities	(579)	(3,586)

Cash flows from financing activities:
Net borrowings and (repayments) under bank line of credit	7,454	(21,553)
Payments on affiliated notes payable	(160)	(160)
Principal payments under capital lease obligations	(252)	(459)
Payments of long-term debt and other	(39)	(39)

Net cash provided by (used in) financing activities	7,003	(22,211)

Decrease in cash	(608)	(2,534)
Cash at beginning of period	1,951	4,202

Cash at end of period	$1,343	$1,668

Supplemental Information:

Cash paid during the period for:
Interest	$825	$2,571
Income taxes	7	—

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

As of May 1, 2010, Perfumania operated a chain of 367 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW is the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,500 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, SYMS, Loehmann’s, Daffy’s, Duane Reade and K & G.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

OTHER MATTERS – LIQUIDITY ENHANCEMENT AND COST REDUCTION

The Company was greatly impacted by the recessionary pressures that began in the latter half of fiscal 2008 and continued into fiscal 2009, including a significant decline in consumer spending. As consumer spending and confidence could remain depressed, the Company has focused on carefully managing those factors within its control, most importantly spending, including reducing its fiscal 2009 and planned fiscal 2010 capital budget, and improved inventory productivity to maximize inventory turns for both wholesale and retail operations. The Company will also continue its efforts to improve its retail operations and in-store experience to maximize retail revenues, reduce its cost base and minimize discretionary spending, optimize inventory levels and improve working capital and operating cash flows throughout fiscal 2010.

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

If the Company does not have a sufficient borrowing base at any given time, borrowing availability under the Senior Credit Facility may not be sufficient to support liquidity needs. Insufficient borrowing availability under the Senior Credit Facility would have a material adverse effect on the Company’s financial condition and results of operations. If the Company were unable to comply with the requirements in the the Senior Credit Facility, it would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, which would have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued rules which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The FASB clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. These rules were effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 – INTANGIBLES

The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying condensed consolidated balance sheets as of May 1, 2010 and January 30, 2010:

		May 1, 2010				January 30, 2010
	Useful Life (years)	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value

Tradenames	7-20	$10,559	$6,865	$—	$3,694	$10,559	$6,770	$—	$3,789
Favorable leases	1-7	1,350	389	—	961	1,350	316	—	1,034
Tradenames
(non-amortizing)	N/A	8,500	—	—	8,500	8,500	—	—	8,500

		$20,409	$7,254	$—	$13,155	$20,409	$7,086	$—	$13,323

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen weeks ended May 1, 2010 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. For both the thirteen weeks ended May 1, 2010 and May 2, 2009, amortization expense for intangible assets subject to amortization was $0.2 million. The weighted average amortization periods for the remaining tradenames with finite lives and for favorable lease agreements are 16.9 years and 5.4 years, respectively. For the remainder of fiscal 2010, we expect amortization expense to be $0.5 million. As of May 1, 2010, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$623
2012	500
2013	476
2014	476
2015	476

NOTE 4 – ACCOUNTING FOR SHARE-BASED PAYMENTS

The Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved 1,165,000 shares of common stock, of which 192,000 options are outstanding. All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant.

The following is a summary of the stock option activity during the thirteen weeks ended May 1, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding and exercisable as of January 30, 2010	191,814	$9.92	6.83	$—

Granted	—	—

Exercised	—	—

Forfeited	—	—

Outstanding as of May 1, 2010	191,814	$9.92	6.58	$292,000

Exercisable as of May 1, 2010	168,484	$10.63	6.60	$205,000

The aggregate intrinsic value in the table above is the value before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

During the thirteen week period ended May 1, 2010, the Company recognized share based compensation expense of $7,000 in the condensed consolidated financial statements. No share based compensation expense was recorded in the thirteen week period ended May 2, 2009.

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	May 1, 2010	January 30, 2010
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$47,466	$40,012
Subordinated convertible note payable-affiliate	5,000	5,000
Subordinated non-convertible notes payable-affiliates	91,219	91,379

	143,685	136,391
Less current portion	(48,106)	(40,652)

Total long-term debt	$95,579	$95,739

The Company has a $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation (“GECC”) serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wells Fargo Capital Finance serves as Joint Lead Arranger (the “Senior Credit Facility”). The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

The Senior Credit Facility is scheduled to expire on August 11, 2011, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium; provided that, if the Company permanently reduces the revolving commitment in connection with a prepayment after August 11, 2009 and on or before August 11, 2010, it must pay a prepayment fee equal to 0.5% of the prepayment.

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

As a result of the covenant defaults described below, which were waived by Waiver and Amendment No. 1, effective January 23, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No. 1, the imposition of the Default Rate of interest was suspended and interest under the Senior Credit Facility for periods after May 26, 2009 will be, at the Company’s election unless an event of default exists, either (i) the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00%, (the “Index Rate”), in each case plus 3.50% or (ii) the applicable LIBOR rate (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. The Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No. 1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010. The Company was in compliance with the minimum fixed charge coverage ratio covenant under the Senior Credit Facility as of May 1, 2010.

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

On August 11, 2008, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to the Company on an unsecured basis. At the same time, we issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King Distributors, Inc. (“Quality King”). All of the subordinated promissory notes issued to the Nussdorf Trusts and Quality King are subordinated to the Senior Credit Facility and, pursuant to amendments as of May 26, 2009, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. The maturity date of the subordinated promissory notes payable to the Nussdorf Trusts is February 8, 2012 and that of the note payable to Quality King is June 30, 2012. The Nussdorf Trusts notes bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility, and the Quality King note bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility. Quality King and the Nussdorf Trusts have acknowledged that the Company’s nonpayment, because of the subordination provisions, of amounts otherwise due under these notes will not constitute a default under the notes.

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

Interest expense on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $1.8 million and $1.6 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments have been made on the Nussdorf Trust Notes or the Quality King Note. Accrued interest payable due at May 1, 2010 and January 30, 2010, respectively on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $12.7 million and $10.9 million and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of May 1, 2010 and January 30, 2010, respectively.

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

The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the thirteen weeks ended May 1, 2010.

During the thirteen weeks ended May 1, 2010, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of May 1, 2010 and January 30, 2010 was not significant.

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

Diluted net income per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. All common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding were not included in diluted net loss for any period presented because the results would be anti-dilutive.

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company applies authoritative accounting guidance regarding fair value and disclosures as it applies to financial and non-financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:

Level 1: Observable inputs such as quoted prices in active markets (the fair value hierarchy gives the highest priority to Level 1 inputs);

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions

As of May 1, 2010, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen weeks ended May 1, 2010.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of May 1, 2010, excluding shares issuable upon conversion of certain Warrants or the Convertible Note discussed in Note 5, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz (“Mr. Katz”), is also an executive of Quality King.

Effective August 1, 2008, the 2003 Stockholder Agreement between our predecessor company, Model Reorg, Inc. and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long term notes payable - affiliate as of May 1, 2010 and January 30, 2010, in the aggregate amount of $0.9 million and $1.0 million, respectively.

Transactions With Affiliated Companies

Glenn Nussdorf beneficially owns approximately 10.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. Perfumania has historically purchased merchandise from Parlux. Starting in fiscal 2009, the Company purchased merchandise from Quality King. Purchases of merchandise from these related companies aggregated approximately $10.4 million and $0.2 million for the thirteen weeks ended May 1, 2010 and May 2, 2009, respectively. The amounts due to these related companies at May 1, 2010 and January 30, 2010 were approximately $24.7 million and $35.3 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliate in the accompanying condensed consolidated balance sheet. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this is now the location of the Company’s principal offices. The monthly current sublease payments of approximately $203,000 increase by 3% annually.

The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During both the thirteen weeks ended May 1, 2010 and May 2, 2009, the expenses charged under these arrangements to the Company and Model Reorg were $0.7 million.

NOTE 11 – SEGMENT INFORMATION

The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the Scents of Worth consignment business and the Company’s internet site, perfumania.com. Transactions between Five Star and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The Company’s chief operating decision maker who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis but rather on a consolidated basis. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended May 1, 2010	Thirteen Weeks Ended May 2, 2009
	(in thousands)

Net sales:
Retail	$65,914	$63,120
Wholesale	36,895	33,540

	$102,809	$96,660

Gross profit:
Retail	$28,188	$28,808
Wholesale	9,396	7,026

	$37,584	$35,834

	May 1, 2010	January 30, 2010

Total assets:
Wholesale	$313,809	$304,935
Retail	237,913	230,935

	$551,722	$535,870
Eliminations (a)	(251,698)	(229,285)

Consolidated assets	$300,024	$306,585

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended May 1, 2010 with the Thirteen Weeks Ended May 2, 2009.

Net Sales

	Thirteen Weeks Ended May 1, 2010	Percentage of Net Sales	Thirteen Weeks Ended May 2, 2009	Percentage of Net Sales
	($ in thousands)

Retail	$65,914	64.1%	$63,120	65.3%
Wholesale	36,895	35.9%	33,540	34.7%

Total net sales	$102,809	100.0%	$96,660	100.0%

Net sales increased 6.4% from $96.7 million in the thirteen weeks ended May 2, 2009 to $102.8 million in the thirteen weeks ended May 1, 2010. The increase in sales was due to increases in both retail and wholesale sales as discussed below.

Perfumania’s retail sales increased from $46.7 million for the thirteen weeks ended May 2, 2009 to $52.0 million in the thirteen weeks ended May 1, 2010. Perfumania’s comparable store sales increased by 7.4% during the thirteen weeks ended May 1, 2010. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended May 1, 2010 decreased 7% from the prior year’s comparable period while the total number of units sold increased by 19%. We attribute the decrease in the average retail price per unit sold and the increase in the number of units sold to various store level pricing promotions. The average number of stores operated was 367 in the thirteen week period ended May 1, 2010, versus 359 in the prior year’s comparable period, which contributed to the increase in retail sales.

SOW’s consignment sales decreased approximately $2.5 million for the thirteen weeks ended May 1, 2010 as compared to the thirteen weeks ended May 2, 2009.

The increase in wholesale sales of $3.4 million is the result of an increase in product selection and the increase in financial resources becoming available to our wholesale customers as a result of improving economic conditions, which enables them to purchase more.

Gross Profit

	Thirteen Weeks Ended May 1, 2010	Thirteen Weeks Ended May 2, 2009
	(in thousands)

Retail	$28,188	$28,808
Wholesale	9,396	7,026

Total gross profit	$37,584	$35,834

Gross Profit Percentages

	Thirteen Weeks Ended May 1, 2010	Thirteen Weeks Ended May 2, 2009

Retail	42.8%	45.6%
Wholesale	25.5%	21.0%
Total gross profit percentage	36.6%	37.1%

Gross profit increased 4.9% from $35.8 million in the thirteen weeks ended May 2, 2009 (37.1% of total net sales) to $37.6 million in the thirteen weeks ended May 1, 2010 (36.6% of total net sales). The increase in gross profit was due to the increase in wholesale sales volume as discussed above offset by a decrease in retail gross profit due to the decrease in SOW’s consignment sales and gross profit.

Perfumania’s retail gross profit for the thirteen weeks ended May 1, 2010 increased by 5.6% to $23.3 million compared with the same period in 2009.

Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses increased by $0.7 million from $38.7 million in thirteen weeks ended May 2, 2009 to $39.4 million in the thirteen weeks ended May 1, 2010. Included in selling, general and administrative expenses are expenses in connection with the Service Agreement with Quality King, which were $0.7 million for both the thirteen weeks ended May 1, 2010 and May 2, 2009.

Perfumania’s selling, general and administrative expenses for the thirteen weeks ended May 1, 2010, increased by 0.8% to $27.5 million compared to $27.2 million in the same period of 2009. The increase was largely attributable to the higher store occupancy expenses incurred in the current period.

Depreciation and amortization was approximately $2.2 million in the thirteen weeks ended May 1, 2010, compared to $2.5 million for the thirteen week period ended May 2, 2009.

Interest expense was approximately $3.4 million for the thirteen weeks ended May 1, 2010 compared with approximately $4.5 million for the thirteen weeks ended May 2, 2009. The interest rates on total variable interest debt decreased by approximately 0.2% during the thirteen weeks ended May 1, 2010 as compared to the thirteen weeks ended May 2, 2009.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during the thirteen week periods ended May 1, 2010 and May 2, 2009.

As a result of the foregoing, we realized a net loss of $7.4 million in the thirteen weeks ended May 1, 2010, compared to a net loss of $9.9 million in the thirteen weeks ended May 2, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, and to a lesser extent, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the respective revolving credit facilities and notes payable to affiliates, as described below. We believe that these resources will be adequate to meet our requirements in both the short and long term.

The Company has a $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation (“GECC”) serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wells Fargo Capital Finance serves as Joint Lead Arranger (the “Senior Credit Facility”). The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

The Senior Credit Facility is scheduled to expire on August 11, 2011, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium; provided that, if the Company permanently reduces the revolving commitment in connection with a prepayment after August 11, 2009 and on or before August 11, 2010, it must pay a prepayment fee equal to 0.5% of the prepayment.

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

As a result of the covenant defaults described below, which were waived by Waiver and Amendment No. 1, effective January 23, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No. 1, the imposition of the Default Rate of interest was suspended and interest under the Senior Credit Facility for periods after May 26, 2009 will be, at the Company’s election unless an event of default exists, either (i) the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00%, (the “Index Rate”), in each case plus 3.50% or (ii) the applicable LIBOR rate (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

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

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. The Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No. 1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010. The Company was in compliance with the minimum fixed charge coverage ratio covenant under the Senior Credit Facility as of May 1, 2010.

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

On August 11, 2008, six estate planning trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trusts”) loaned an aggregate of approximately $55 million to the Company on an unsecured basis. At the same time, we issued an unsecured subordinated promissory note in the principal amount of $35 million to Quality King. All of the subordinated promissory notes issued to the Nussdorf Trusts and Quality King are subordinated to the Senior Credit Facility and, pursuant to amendments as of May 26, 2009, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. The maturity date of the subordinated promissory notes payable to the Nussdorf Trusts is February 8, 2012 and that of the note payable to Quality King is June 30, 2012. The Nussdorf Trusts notes bear interest at a rate equal to 2% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility, and the Quality King note bears interest at a rate equal to 1% over the rate in effect from time to time on the revolving loans under the Senior Credit Facility. Quality King and the Nussdorf Trusts have acknowledged that the Company’s nonpayment, because of the subordination provisions, of amounts otherwise due under these notes will not constitute a default under the notes.

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

Accrued interest payable due at May 1, 2010 and January 30, 2010 on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $12.7 million and $10.9 million, respectively.

Net cash used in operating activities during the thirteen weeks ended May 1, 2010 was approximately $7.0 million, compared with approximately $23.3 million provided by operating activities during the thirteen weeks ended May 2, 2009. Accounts receivable decreased due to the timing of shipments to our wholesale customers. The decrease in accounts payable-affiliates is due to repayments of accounts payable from cash generated from operations. Inventory levels during the thirteen weeks ended May 2, 2009 decreased by approximately $26.6 million due to a planned reduction in inventory purchases.

Our purchases from related parties are generally payable in 90 days; however due to the seasonality of our business these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Net cash used in investing activities was approximately $0.6 million in the thirteen weeks ended May 1, 2010 compared to $3.6 million in the thirteen weeks ended May 2, 2009. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened or were under construction during the thirteen weeks ended May 1, 2010. During the thirteen weeks ended May 1, 2010, Perfumania opened one new store, relocated one existing store and closed four stores. We plan to open approximately two stores for the remainder of fiscal 2010 and plan to close approximately one store.

Net cash provided by financing activities during the thirteen weeks ended May 1, 2010 was approximately $7.0 million, primarily from net borrowings under our credit facility, compared with approximately $22.2 million used in financing activities from net repayments for the thirteen weeks ended May 2, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 30, 2010.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to integrate and achieve synergies between acquired businesses, our ability to service our obligations, our ability to comply with the covenants in our Senior Credit Facility, general economic conditions including a decrease in discretionary spending by consumers, competition, the ability to raise additional capital to finance our expansion and other factors included in our filings with the SEC, including the Risk Factors included in our 2009 Annual Report on Form 10-K. Those Risk Factors contained in our 2009 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 4.	CONTROLS AND PROCEDURES

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

Based on our management’s evaluation of our disclosure controls and procedures as of May 1, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended May 1, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND PROCEEDS THEREOF

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PERFUMANIA HOLDINGS, INC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC. (Registrant)

Date: June 15, 2010	By:	/S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer (Principal Executive Officer)

	By:	/S/ Donna Dellomo
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