Form 10-Q
period 2010-07-31
Perfumania Holdings, Inc.
filed 2010-09-13
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 2010

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 10, 2010 there were 8,966,751 outstanding shares of its common stock, $0.01 par value.

TABLE OF CONTENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	July 31, 2010	January 30, 2010
	(unaudited)	(Note 1)

ASSETS:
Current assets:
Cash	$1,631	$1,951
Accounts receivable, net of allowances of $463 and $335 as of July 31, 2010 and January 30, 2010, respectively	20,071	25,382
Inventories	232,588	216,038
Prepaid expenses and other current assets	9,785	11,902

Total current assets	264,075	255,273

Property and equipment, net	33,135	35,882
Other assets, net	13,942	15,430

Total assets	$311,152	$306,585

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$68,071	$40,012
Accounts payable	38,216	35,017
Accounts payable-affiliates	19,620	35,277
Accrued expenses and other liabilities	16,225	15,226
Current portion of notes payable-affiliates	640	640
Current portion of obligations under capital leases	805	1,147

Total current liabilities	143,577	127,319

Notes payable-affiliates	95,419	95,739
Long-term portion of obligations under capital leases	1,863	2,034
Other long-term liabilities	21,059	17,402

Total liabilities	261,918	242,494

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized as of July 31, 2010 and January 30, 2010, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 9,865,000 and 9,864,666 shares issued as of July 31, 2010 and January 30, 2010, respectively	99	99
Additional paid-in capital	125,061	125,045
Accumulated deficit	(67,349)	(52,476)
Treasury stock, at cost, 898,249 shares as of July 31, 2010 and January 30, 2010	(8,577)	(8,577)

Total shareholders’ equity	49,234	64,091

Total liabilities and shareholders’ equity	$311,152	$306,585

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended July 31, 2010	Thirteen Weeks Ended August 1, 2009	Twenty-six Weeks Ended July 31, 2010	Twenty-six Weeks Ended August 1, 2009

Net sales	$98,094	$107,288	$200,903	$203,948
Cost of goods sold	61,734	70,219	126,959	131,045

Gross profit	36,360	37,069	73,944	72,903

Operating expenses:
Selling, general and administrative expenses	38,484	38,684	77,835	77,393
Depreciation and amortization	2,160	2,885	4,352	5,065

Total operating expenses	40,644	41,569	82,187	82,458

Loss from operations	(4,284)	(4,500)	(8,243)	(9,555)
Interest expense	(3,198)	(5,037)	(6,630)	(9,848)

Loss before income tax provision	(7,482)	(9,537)	(14,873)	(19,403)
Income tax provision	—	—	—	—

Net loss	$(7,482)	$(9,537)	$(14,873)	$(19,403)

Net loss per common share:
Basic and diluted	$(0.83)	$(1.06)	$(1.66)	$(2.16)

Weighted average number of common shares outstanding:
Basic and diluted	8,966,527	8,966,417	8,966,472	8,966,417

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Twenty-six Weeks Ended July 31, 2010	Twenty-six Weeks Ended August 1, 2009

Cash flows from operating activities:
Net loss	$(14,873)	$(19,403)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	1,051	776
Depreciation and amortization	4,352	5,065
Provision (recovery) for losses on accounts receivable	90	(114)
Share based compensation	14	14
Change in operating assets and liabilities:
Accounts receivable	5,221	2,018
Inventories	(16,550)	54,731
Prepaid expenses and other assets	2,226	(3,063)
Accounts payable-non affiliates	3,199	(735)
Accounts payable-affiliates	(15,657)	4,228
Accrued expenses and other liabilities and long-term interest	4,676	5,486

Net cash (used in) provided by operating activities	(26,251)	49,003

Cash flows from investing activities:
Additions to property and equipment	(1,277)	(3,384)
Other investing activities	—	(1,500)

Net cash used in investing activities	(1,277)	(4,884)

Cash flows from financing activities:
Net borrowings and (repayments) under revolving credit facility	28,059	(44,712)
Payments under affiliated notes payable	(320)	(320)
Principal payments under capital lease obligations	(513)	(606)
Payments of long-term debt and other	(20)	(80)
Proceeds from exercise of stock options	2	—

Net cash provided by (used in) financing activities	27,208	(45,718)

Decrease in cash	(320)	(1,599)
Cash at beginning of period	1,951	4,202

Cash at end of period	$1,631	$2,603

Supplemental Information:

Cash paid during the period for:
Interest	$1,821	$4,568
Income taxes	97	191

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND OPERATIONS

The condensed consolidated balance sheet of Perfumania Holdings, Inc. (the “Company”) as of January 30, 2010, which has been derived from our audited financial statements as of and for the year ended January 30, 2010, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen and twenty-six weeks ended July 31, 2010 are not indicative of results to be expected for the full fiscal year.

The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through five primary operating subsidiaries, Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), Perfumania.com, Inc. (“Perfumania.com”) and Five Star Fragrance Company, Inc. (“Five Star”). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products.

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

Our retail business is conducted through three subsidiaries:

•	Perfumania, a specialty retailer of fragrances and related products,

•	SOW, which sells fragrances in retail stores on a consignment basis, and

•	Perfumania.com, an Internet retailer of fragrances and other specialty items.

As of July 31, 2010, Perfumania operated a chain of 367 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,500 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, SYMS, Loehmann’s, Daffy’s and K & G.

OTHER MATTERS – LIQUIDITY ENHANCEMENT AND COST REDUCTION

The Company was greatly impacted by the recessionary pressures that began in the latter half of fiscal 2008 and have continued into fiscal 2010, including a significant decline in consumer spending. As consumer spending and confidence could remain depressed, the Company has focused on carefully managing those factors within its control, most importantly spending, including reducing its fiscal 2009 and fiscal 2010 capital budgets, and improved inventory productivity to maximize inventory turns for both wholesale and retail operations. The Company will also continue its efforts to improve its retail operations and in-store experience to maximize retail revenues, reduce its cost base and minimize discretionary spending, optimize inventory levels and improve working capital and operating cash flows throughout fiscal 2010.

The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Senior Credit Facility will be sufficient to fund its liquidity requirements for at least the next twelve months. However, the sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending, and the Company’s ability to comply with financial covenants (as amended) and other covenants included in its Senior Credit Facility.

If the Company does not have a sufficient borrowing base at any given time, borrowing availability under the Senior Credit Facility may not be sufficient to support liquidity needs. Insufficient borrowing availability under the Senior Credit Facility would have a material adverse effect on the Company’s financial condition and results of operations. If the Company were unable to comply with the requirements in the Senior Credit Facility, it would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, which would have a material adverse effect on the Company’s consolidated financial condition, results of operations and liquidity.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued rules which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The FASB clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. These rules were effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have any impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 3 – INTANGIBLES

The following table provides information related to intangible assets, which are included in other assets, net on the accompanying condensed consolidated balance sheets as of July 31, 2010 and January 30, 2010:

		July 31, 2010				January 30, 2010
	Useful Life (years)	(in thousands)				(in thousands)
		Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value

Tradenames	7-20	$9,408	$5,810	$—	$3,598	$10,559	$6,770	$—	$3,789
Favorable leases	1-7	1,350	453	—	897	1,350	316	—	1,034
Tradenames (non-amortizing)	N/A	8,500	—	—	8,500	8,500	—	—	8,500

		$19,258	$6,263	$—	$12,995	$20,409	$7,086	$—	$13,323

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen or twenty-six weeks ended July 31, 2010 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. For the twenty-six weeks ended July 31, 2010 and August 1, 2009, amortization expense for intangible assets subject to amortization was $0.3 million and $0.5 million, respectively. For the thirteen weeks ended July 31, 2010 and August 1, 2009, amortization expense for intangible assets subject to amortization was $0.2 million and $0.3 million, respectively. The weighted average amortization periods for the remaining tradenames with finite lives and for favorable lease agreements are 16.9 years and 5.4 years, respectively. For the remainder of fiscal 2010, we expect amortization expense to be $0.3 million. As of July 31, 2010, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$623
2012	500
2013	476
2014	476
2015	476

NOTE 4 – ACCOUNTING FOR SHARE-BASED PAYMENTS

As of July 31, 2010, the Company has two stock option plans which provide for equity-based awards to its employees and directors (collectively, the “Plans”). Under the Plans, the Company has reserved 1,165,000 shares of common stock, of which 191,292 options are outstanding. All stock options have an exercise price that is equal to the fair value of the Company’s stock on the date the options were granted. The term of the stock option awards is ten years from the date of grant.

The following is a summary of the stock option activity during the twenty-six weeks ended July 31, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding and exercisable as of January 30, 2010	191,814	$9.92	6.83	$—
Granted	—	—
Exercised	(334)	4.79
Forfeited	(188)	8.24

Outstanding as of July 31, 2010	191,292	$9.93	6.34	$387,000

Exercisable as of July 31, 2010	167,962	$10.64	5.93	$271,000

The aggregate intrinsic value in the table above is the value before applicable income taxes which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

During the twenty-six weeks ended July 31, 2010 and August 1, 2009, the Company recognized share based compensation expense of $14,000 and $14,673, respectively, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	July 31, 2010	January 30, 2010
	(in thousands)

Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$68,071	$40,012
Subordinated convertible note payable-affiliate	5,000	5,000
Subordinated non-convertible notes payable-affiliates	91,059	91,379

	164,130	136,391
Less current portion	(68,711)	(40,652)

Total long-term	$95,419	$95,739

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

The Senior Credit Facility is scheduled to expire on August 11, 2011, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium.

Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible accounts and a specified percentage of the borrowers’ eligible inventory from time to time. GECC has the right to impose reserves in its reasonable credit judgment, whether or not there is an Event of Default, which would effectively reduce the borrowing base and thereby the amount that the borrowers may borrow under the Senior Credit Facility. Under an amendment to the Senior Credit Facility executed as of May 26, 2009 (“Waiver and Amendment No. 1”), a $15 million reserve against borrowing availability applies, in addition to any reserves that may be imposed from time to time in GECC’s reasonable credit judgment. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $12.5 million for swing line loans (that is, same-day loans from the lead or agent bank).

As a result of the covenant defaults described below, which were waived by Waiver and Amendment No. 1, effective January 23, 2009, GECC elected to impose the Default Rate of interest on outstanding borrowings, which is 2% higher than the interest rate otherwise applicable. The Company was also required to pay fees equal to 0.375% of the unused amount of the Senior Credit Facility and the outstanding amount of letters of credit under that facility. Under Waiver and Amendment No. 1, the imposition of the Default Rate of interest was suspended and interest under the Senior Credit Facility for periods after May 26, 2009 will be, at the Company's election unless an event of default exists, either (i) the highest of (A) The Wall Street Journal “prime rate,” (B) the federal funds rate plus .50% or (C) the sum of 3-month LIBOR plus 1.00%, (the “Index Rate”), in each case plus 3.50% or (ii) the applicable LIBOR rate (but not less than 2.00%) plus 4.50%. The Company is also now required to pay fees equal to 1.00% of the unused amount of the Senior Credit Facility and 4.50% of the outstanding amount of any letters of credit under that facility.

Amendment No. 2 eliminated the 2% floor on the LIBOR rate effective July 30, 2010. As a result of Amendment No. 2, the Company’s effective borrowing rate was lowered for all LIBOR based borrowings.

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

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. The Company was not in compliance with certain of these ratios as of November 1, 2008 and January 31, 2009. In order to better align the provisions of the Senior Credit Facility with the Company’s current business situation, Waiver and Amendment No. 1 waived the covenant defaults and certain other defaults under the facility, provided for no testing of the minimum fixed charge coverage ratio, the inventory turnover ratio or the maximum leverage ratio covenants for the fiscal quarter ended May 2, 2009, deleted the inventory turnover ratio covenant and the maximum leverage ratio covenant thereafter, and suspended the minimum fixed charge coverage ratio covenant until the fiscal quarter ending January 30, 2010. The Company was in compliance with the minimum fixed charge coverage ratio covenant under the Senior Credit Facility as of July 31, 2010.

The Senior Credit Facility also includes other customary events of default that, if not waived, would permit the lenders to accelerate the indebtedness and terminate the credit facility. Any future defaults that are not waived could result in our having to refinance the Senior Credit Facility and obtain an alternative source of financing. If the Company was unable to obtain such financing, its operations and financial condition would be materially adversely affected and it would be forced to seek an alternative source of liquidity, such as by selling additional securities, to continue operations, or to limit its operations.

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

On December 9, 2004, we issued a Subordinated Convertible Note (the “Convertible Note”) to Glenn and Stephen Nussdorf in exchange for a $5 million subordinated secured demand loan made in March 2004. The Convertible Note was originally secured by our assets, but, in connection with the August 11, 2008 financing transactions, Glenn and Stephen Nussdorf released and terminated their security interest. The Convertible Note was originally payable in January 2007; however it was modified in January 2006 to extend the due date to January 2009. The Convertible Note is subordinate to all bank related indebtedness and, pursuant to a May 26, 2009 amendment, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. As a result, the Convertible Note is currently in default, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%. The Convertible Note allows Glenn and Stephen Nussdorf to convert any or all of the principal and accrued interest due on the Convertible Note into shares of the Company’s common stock. The conversion price was originally $11.25, which equaled the closing market price of our common stock on December 9, 2004, and was reduced to $7.00 by the May 26, 2009 amendment.

Interest expense on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $1.5 million and $2.6 million for the thirteen weeks ended July 31, 2010 and August 1, 2009, respectively, and $3.3 million and $4.2 million for the twenty-six weeks ended July 31, 2010 and August 1, 2009, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments have been made on the Nussdorf Trust Notes, the Quality King Note or the Convertible Note. Accrued interest payable due at July 31, 2010 and January 30, 2010, respectively, on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $14.2 million and $10.9 million and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of July 31, 2010 and January 30, 2010, respectively.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

The Company conducts business throughout the United States and Puerto Rico and, as a result, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and Puerto Rico. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2004. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state or foreign jurisdictions.

The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the thirteen or twenty-six weeks ended July 31, 2010.

During the thirteen and twenty-six weeks ended July 31, 2010, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of July 31, 2010 and January 30, 2010 was not significant.

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

Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. All common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding were not included in the diluted net loss for any period presented because the results would be anti-dilutive.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions

As of July 31, 2010, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen or twenty-six weeks ended July 31, 2010.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of July 31, 2010, excluding shares issuable upon conversion of certain Warrants or the Convertible Note discussed in Note 5, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz (“Mr. Katz”) is also an executive of Quality King.

Effective August 1, 2008, the 2003 Stockholder Agreement between our predecessor company, Model Reorg, Inc., and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long-term notes payable - affiliates as of July 31, 2010 and January 30, 2010 in the amount of $0.7 million and $1.0 million, respectively.

Transactions With Affiliated Companies

Glenn Nussdorf beneficially owns approximately 10.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. The Company has historically purchased merchandise from Parlux. Starting in fiscal 2009, the Company has purchased merchandise from Quality King. Purchases of merchandise from these related companies aggregated approximately $12.0 million and $22.4 million for the thirteen and twenty-six weeks ended July 31, 2010, and $3.5 million and $6.7 million for the thirteen and twenty-six weeks ended August 1, 2009. The amounts due to these related companies at July 31, 2010 and January 30, 2010 were approximately $19.6 million and $35.3 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days, however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the remainder of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as the Company’s principal offices. The monthly current sublease payments of approximately $203,000 increase by 3% annually.

The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During both the thirteen week periods ended July 31, 2010 and August 1, 2009, the expenses charged under these arrangements to the Company and Model Reorg were $0.8 million. During both the twenty-six weeks ended July 31, 2010 and August 1, 2009, the expenses charged were $1.5 million. In all periods presented, the majority of the expenses charged to the Company consist of sublease rent discussed above.

Also see Note 5 regarding loans to the Company from Quality King, Glenn and Stephen Nussdorf, and certain trusts related to the Nussdorfs.

NOTE 11 – SEGMENT INFORMATION

The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the SOW consignment business and the Company’s internet site, Perfumania.com. Transactions between Five Star and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The Company’s chief operating decision maker who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis but rather on a consolidated basis. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended July 31, 2010	Thirteen Weeks Ended August 1, 2009	Twenty-six Weeks Ended July 31, 2010	Twenty-six Weeks Ended August 1, 2009
	(in thousands)

Net sales:
Retail	$71,659	$72,768	$137,574	$135,888
Wholesale	26,435	34,520	63,329	68,060

	$98,094	$107,288	$200,903	$203,948

Gross profit:
Retail	$29,969	$31,240	$58,157	$59,993
Wholesale	6,391	5,829	15,787	12,910

	$36,360	$37,069	$73,944	$72,903

	July 31, 2010	January 30, 2010

Total assets:
Wholesale	$335,211	$304,935
Retail	246,573	230,935

	581,784	535,870
Eliminations (a)	(270,632)	(229,285)

Consolidated assets	$311,152	$306,585

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended July 31, 2010 with the Thirteen Weeks Ended August 1, 2009.

Net Sales

	Thirteen Weeks Ended July 31, 2010	Percentage of Net Sales	Thirteen Weeks Ended August 1, 2009	Percentage of Net Sales
	($ in thousands)

Retail	$71,659	73.1%	$72,768	67.8%
Wholesale	26,435	26.9%	34,520	32.2%

Total net sales	$98,094	100.0%	$107,288	100.0%

Net sales decreased 8.6% from $107.3 million in the thirteen weeks ended August 1, 2009 to $98.1 million in the thirteen weeks ended July 31, 2010. The decrease in sales was primarily due to a decrease in wholesale sales of $8.1 million.

Retail sales decreased by 1.5% from $72.8 million in the thirteen weeks ended August 1, 2009 to $71.7 million in the thirteen weeks ended July 31, 2010. The decrease was due to a decrease in Perfumania’s retail sales of $1.0 million and a decrease in SOW’s consignment sales of $0.1 million.

Perfumania’s retail sales decreased from $57.6 million in the thirteen weeks ended August 1, 2009 to $56.6 million in the thirteen weeks ended July 31, 2010. The average number of stores operated was 367 in both periods. Perfumania’s comparable store sales decreased by 0.3% during the thirteen weeks ended July 31, 2010 from the same period in 2009. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended July 31, 2010 decreased 2.5% from the prior year’s comparable period while the total number of units sold increased by 1.0%. We attribute the decrease in the average retail price per unit sold and the increase in the number of units sold to various store level pricing promotions.

SOW’s consignment sales decreased from $15.2 million in the thirteen weeks ended August 1, 2009 to $15.1 million in the thirteen weeks ended July 31, 2010.

The decrease in wholesale sales of $8.1 million is because of less discounting during the thirteen weeks ended July 31, 2010 versus the comparative period last year, as last year management focused on reducing inventory levels and offered more promotional pricing resulting in higher sales.

Gross Profit

	Thirteen Weeks Ended July 31, 2010	Thirteen Weeks Ended August 1, 2009
	(in thousands)

Retail	$29,969	$31,240
Wholesale	6,391	5,829

Total gross profit	$36,360	$37,069

Gross Profit Percentages

	Thirteen Weeks Ended July 31, 2010	Thirteen Weeks Ended August 1, 2009

Retail	41.8%	42.9%
Wholesale	24.2%	16.9%
Total gross profit percentage	37.1%	34.6%

Gross profit decreased 1.9% from $37.1 million in the thirteen weeks ended August 1, 2009 (34.6% of total net sales) to $36.4 million in the thirteen weeks ended July 31, 2010 (37.1% of total net sales). The decrease in gross profit was due to the decrease in retail sales volume as discussed above as well as a slightly lower retail gross profit percentage, offset by an increase in wholesale gross profit due to less discounting during the thirteen weeks ended July 31, 2010 as discussed above.

Perfumania’s retail gross profit dollars for the thirteen weeks ended July 31, 2010 increased by 0.1% to $24.9 million compared with the comparative same period in 2009. For these same periods, Perfumania’s retail gross margins were 44.1% and 43.2%, respectively. The increase in Perfumania’s retail gross profit percentage was due to decreased promotional activity during the thirteen weeks ended July 31, 2010.

Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses decreased by $0.2 million from $38.7 million in the thirteen weeks ended August 1, 2009 to $38.5 million in the thirteen weeks ended July 31, 2010. Included in selling, general and administrative expenses are expenses charged by Quality King, which were $0.8 million for both the thirteen weeks ended July 31, 2010 and August 1, 2009.

Depreciation and amortization was approximately $2.2 million in the thirteen weeks ended July 31, 2010, compared to $2.9 million for the thirteen weeks ended August 1, 2009.

Interest expense was approximately $3.2 million for the thirteen weeks ended July 31, 2010 compared with approximately $5.0 million for the thirteen weeks ended August 1, 2009. The interest rates on total variable interest debt decreased by approximately 1.6% during the thirteen weeks ended July 31, 2010 as compared to the thirteen weeks ended August 1, 2009. During the thirteen weeks ended July 31, 2010, the average outstanding balance on the Senior Credit Facility decreased by 49% versus the comparable period last year.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during the thirteen week periods ended July 31, 2010 and August 1, 2009.

As a result of the foregoing, we realized a net loss of approximately $7.5 million in the thirteen weeks ended July 31, 2010 compared to a net loss of $9.5 million in the thirteen weeks ended August 1, 2009.

Comparison of the Twenty-six Weeks Ended July 31, 2010 with the Twenty-six Weeks Ended August 1, 2009.

Net Sales

	Twenty-six Weeks Ended July 31, 2010	Percentage of Net Sales	Twenty-six Weeks Ended August 1, 2009	Percentage of Net Sales
	($ in thousands)

Retail	$137,574	68.5%	$135,888	66.6%
Wholesale	63,329	31.5%	68,060	33.4%

Total net sales	$200,903	100.0%	$203,948	100.0%

Net sales decreased 1.5% from $203.9 million in the twenty-six weeks ended August 1, 2009 to $200.9 million in the twenty-six weeks ended July 31, 2010. The decrease in sales was primarily due to a decrease in wholesale sales of $4.7 million offset by an increase in retail sales of $1.7 million.

Retail sales increased by 1.2% from $135.9 million in the twenty-six weeks ended August 1, 2009 to $137.6 million in the twenty-six weeks ended July 31, 2010. The increase was due to an increase in Perfumania’s retail sales of $4.3 million offset by a decrease in SOW’s consignment sales of $2.6 million.

Perfumania’s retail sales increased from $104.3 million in the twenty-six weeks ended August 1, 2009 to $108.6 million in the twenty-six weeks ended July 31, 2010. Perfumania’s comparable store sales increased by 3.2% during the twenty-six weeks ended July 31, 2010. The average retail price per unit sold during the twenty-six weeks ended July 31, 2010 decreased 4.4% from the prior year’s comparable period while the total number of units sold increased by 8.9%. We attribute the decrease in the average retail price per unit sold and the increase in the number of units sold to various store level pricing promotions. The average number of stores operated was 367 in the twenty-six week period ended July 31, 2010, versus 363 in the prior year’s comparable period.

SOW’s consignment sales decreased from $31.6 million in the twenty-six weeks ended August 1, 2009 to $29.0 million in the twenty-six weeks ended July 31, 2010.

The decrease in wholesale sales of $4.7 million is the result of less discounting during the twenty-six weeks ended July 31, 2010 versus the comparative period last year, as last year management focused on reducing inventory levels and offered more promotional pricing resulting in higher sales.

Gross Profit

	Twenty-six Weeks Ended July 31, 2010	Twenty-six Weeks Ended August 1, 2009
	(in thousands)

Retail	$58,157	$59,993
Wholesale	15,787	12,910

Total gross profit	$73,944	$72,903

Gross Profit Percentages

	Twenty-six Weeks Ended July 31, 2010	Twenty-six Weeks Ended August 1, 2009

Retail	42.3%	44.1%
Wholesale	24.9%	19.0%
Total gross profit percentage	36.8%	35.7%

Gross profit increased 1.4% from $72.9 million in the twenty-six weeks ended August 1, 2009 (35.7% of total net sales) to $73.9 million in the twenty-six weeks ended July 31, 2010 (36.8% of total net sales). The increase in gross profit resulted from an increase in wholesale gross profit due to less discounting during the twenty-six weeks ended July 31, 2010 as discussed above, offset by a decrease in retail gross profit due to lower sales volume and gross margins realized by SOW.

Perfumania’s retail gross profit dollars for the twenty-six weeks ended July 31, 2010 increased by 2.7% to $48.2 million compared with the comparative period in 2009. For these same periods, Perfumania’s retail gross margins were 44.4% and 45.0%, respectively.

Selling, general and administrative expenses increased by 0.6% from $77.4 million in the twenty-six weeks ended August 1, 2009 to $77.8 million in the twenty-six weeks ended July 31, 2010. Included in selling, general and administrative expenses are expenses charged by Quality King, which were $1.5 million for both the twenty-six weeks ended July 31, 2010 and August 1, 2009.

Depreciation and amortization was approximately $4.4 million in the twenty-six weeks ended July 31, 2010, compared to $5.1 million for the twenty-six weeks ended August 1, 2009.

Interest expense was approximately $6.6 million for the twenty-six weeks ended July 31, 2010 compared with approximately $9.8 million for the twenty-six weeks ended August 1, 2009. The interest rates on total variable interest debt decreased by approximately 0.9% during the twenty-six weeks ended July 31, 2010 as compared to the twenty-six weeks ended August 1, 2009. During the twenty-six weeks ended July 31, 2010, the average outstanding balance on the Senior Credit Facility decreased by 59% versus the comparable period last year.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during both the twenty-six weeks ended July 31, 2010 and August 1, 2009.

As a result of the foregoing, we realized a net loss of approximately $14.9 million in the twenty-six weeks ended July 31, 2010, compared to a net loss of $19.4 million in the twenty-six weeks ended August 1, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the twenty-six weeks ended July 31, 2010 was approximately $26.3 million compared with approximately $49.0 million provided by operating activities during the twenty-six weeks ended August 1, 2009. The $75.3 million decrease in cash flows from operating activities in the current year-to-date period from the prior year’s comparable period resulted primarily from increases in inventory to build for this year’s holiday season. Accounts payable-affiliates decreased due to the timing of payments to our affiliates. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Our purchases from related parties are generally payable in 90 days; however due to the seasonality of our business these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the remainder of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Net cash used in investing activities was approximately $1.3 million in the twenty-six weeks ended July 31, 2010 compared to $4.9 million in the twenty-six weeks ended August 1, 2009. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened or were under construction during the twenty-six weeks ended July 31, 2010 as well as information technology enhancements. During the twenty-six weeks ended July 31, 2010, Perfumania opened two new stores and closed five stores compared with 13 new store openings and three store closings during the comparable period last year. In addition, during the twenty-six week period ended August 1, 2009, we purchased three retail stores from an unrelated party for $1.5 million. We plan to open approximately two stores and six seasonal locations for the remainder of fiscal 2010 and plan to close approximately three stores.

Net cash provided by financing activities during the twenty-six weeks ended July 31, 2010 was approximately $27.2 million, primarily from net borrowings under our credit facility, compared with approximately $45.7 million used in financing activities for the twenty-six weeks ended August 1, 2009. The $72.9 million in cash flows from financing activities in the current year-to-date period from the prior year’s comparable period resulted from increases in net borrowings to fund the increase in inventory for this year’s holiday season.

The Company has a $250 million revolving credit facility with a syndicate of banks for which General Electric Capital Corporation (“GECC”) serves as Agent, Collateral Agent and Lender, GE Capital Markets, Inc. serves as Joint Lead Arranger and Book Runner and Wachovia Capital Markets serves as Joint Lead Arranger (the “Senior Credit Facility”). The Senior Credit Facility, which is scheduled to expire on August 11, 2011, is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. See further discussion of our Senior Credit Facility in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.

The Company has various unsecured notes payable outstanding to affiliates which in aggregate total $95 million of principal. No payments of principal or interest may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility. See further discussion of our notes payable to affiliates in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.

Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under our Senior Credit Facility. Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, and to a lesser extent, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the Senior Credit Facility and notes payable to affiliates. Based on current internal sales and cash flow projections, current vendor payable support and our projected available borrowing capacity under our Senior Credit Facility, as well as other initiatives to maximize cash flow, we believe that these resources will be adequate to meet our requirements in both the short and long-term.

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

Based on our management’s evaluation of our disclosure controls and procedures as of July 31, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended July 31, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 1A.	RISK FACTORS

Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

The 2010 Annual Meeting of Shareholders of Perfumania Holdings, Inc. will be held at 10:00 a.m. on Friday, October 8, 2010, at the Company’s principal executive offices located at 35 Sawgrass Drive, Suite 2, Bellport, New York, for the purpose of considering and acting upon the following:

1. Election of five directors to hold office until our 2011 Annual Meeting of Shareholders or until their successors are duly elected and qualified;

2. Ratification of the appointment of J.H. Cohn, LLP as our independent registered public accounting firm; and

3. Approval of the adoption of our 2010 Equity Incentive Plan.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833).

10.1	Amendment No. 2, dated as of July 30, 2010, to Credit Agreement dated as of August 11, 2008, among the Company and the other Borrowers named therein, the Credit Parties named therein, the Lenders named therein, General Electric Capital Corporation, as Agent, Collateral Agent and Lender, GE Capital Markets, Inc., as Joint Lead Arranger and Book Runner, Wachovia Capital Markets LLC, as Joint Lead Arranger, and Wachovia Bank, National Association, as Syndication Agent.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC.
(Registrant)

Date: September 13, 2010	By:	/S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/S/ Donna Dellomo
Donna Dellomo
Chief Financial Officer
(Principal Financial and
Accounting Officer)

Exhibit Index

Exhibit No.	Description

10.1	Amendment No. 2, dated as of July 30, 2010, to Credit Agreement dated as of August 11, 2008, among the Company and the other Borrowers named therein, the Credit Parties named therein, the Lenders named therein, General Electric Capital Corporation, as Agent, Collateral Agent and Lender, GE Capital Markets, Inc., as Joint Lead Arranger and Book Runner, Wachovia Capital Markets LLC, as Joint Lead Arranger, and Wachovia Bank, National Association, as Syndication Agent.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.