Form 10-Q
period 2010-10-30
Perfumania Holdings, Inc.
filed 2010-12-13
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended October 30, 2010

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 10, 2010 there were 8,966,751 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	October 30, 2010	January 30, 2010
	(unaudited)	(Note 1)

ASSETS:
Current assets:
Cash	$1,466	$1,951
Accounts receivable, net of allowances of $562 and $335 as of October 30, 2010 and January 30, 2010, respectively	42,170	25,382
Inventories	268,531	216,038
Prepaid expenses and other current assets	12,482	11,902

Total current assets	324,649	255,273

Property and equipment, net	31,931	35,882
Other assets, net	14,081	15,430

Total assets	$370,661	$306,585

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$102,259	$40,012
Accounts payable	55,871	35,017
Accounts payable-affiliates	19,388	35,277
Accrued expenses and other liabilities	24,624	15,226
Current portion of notes payable-affiliates	533	640
Current portion of obligations under capital leases	623	1,147

Total current liabilities	203,298	127,319

Notes payable-affiliates	95,366	95,739
Long-term portion of obligations under capital leases	1,722	2,034
Other long-term liabilites	22,652	17,402

Total liabilities	323,038	242,494

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized as of October 30, 2010 and January 30, 2010, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 9,865,000 and 9,864,666 shares issued as of October 30, 2010 and January 30, 2010, respectively	99	99
Additional paid-in capital	125,128	125,045
Accumulated deficit	(69,027)	(52,476)
Treasury stock, at cost, 898,249 shares as of October 30, 2010 and January 30, 2010	(8,577)	(8,577)

Total shareholders’ equity	47,623	64,091

Total liabilities and shareholders’ equity	$370,661	$306,585

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended October 30, 2010	Thirteen Weeks Ended October 31, 2009	Thirty-nine Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 31, 2009

Net sales	$120,965	$123,671	$321,868	$327,619
Cost of goods sold	79,956	83,563	206,915	214,608

Gross profit	41,009	40,108	114,953	113,011

Operating expenses:
Selling, general and administrative expenses	39,427	40,084	117,262	117,477
Depreciation and amortization	2,243	2,044	6,595	7,109

Total operating expenses	41,670	42,128	123,857	124,586

Loss from operations	(661)	(2,020)	(8,904)	(11,575)
Interest expense	(3,464)	(4,661)	(10,094)	(14,509)

Loss before income tax benefit	(4,125)	(6,681)	(18,998)	(26,084)
Income tax benefit	2,447	—	2,447	—

Net loss	$(1,678)	$(6,681)	$(16,551)	$(26,084)

Net loss per common share:
Basic and diluted	$(0.19)	$(0.75)	$(1.85)	$(2.91)

Weighted average number of common shares outstanding:
Basic and diluted	8,966,751	8,966,417	8,966,565	8,966,417

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirty-nine Weeks Ended October 30, 2010	Thirty-nine Weeks Ended October 31, 2009

Cash flows from operating activities:
Net loss	$(16,551)	$(26,084)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	1,814	1,564
Depreciation and amortization	6,595	7,109
Provision for losses on accounts receivable	190	369
Share based compensation	81	20
Change in operating assets and liabilities:
Accounts receivable	(16,978)	(13,543)
Inventories	(52,493)	47,855
Prepaid expenses and other assets	(1,593)	(5,957)
Accounts payable-non affiliates	20,854	11,956
Accounts payable-affiliates	(15,889)	18,051
Accrued expenses and other long-term liabilities	14,678	11,641

Net cash (used in) provided by operating activities	(59,292)	52,981

Cash flows from investing activities:
Additions to property and equipment	(2,096)	(4,171)
Other investing activities	—	(1,500)

Net cash used in investing activities	(2,096)	(5,671)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	62,247	(48,498)
Payments under affiliated notes payable	(480)	(480)
Principal payments under capital lease obligations	(836)	(927)
Payments of long-term debt and other	(30)	(120)
Proceeds from exercise of stock options	2	—

Net cash provided by (used in) financing activities	60,903	(50,025)

Decrease in cash	(485)	(2,715)
Cash at beginning of period	1,951	4,202

Cash at end of period	$1,466	$1,487

Supplemental Information:

Cash paid during the period for:
Interest	$2,877	$7,158
Income taxes	675	195

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 – BASIS OF PRESENTATION AND OPERATIONS

The condensed consolidated balance sheet of Perfumania Holdings, Inc. and subsidiaries (the “Company”) as of January 30, 2010, which has been derived from our audited financial statements as of and for the year ended January 30, 2010, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. Certain previously reported amounts have been reclassified to conform with the current period presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2010.

Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen and thirty-nine weeks ended October 30, 2010 are not necessarily indicative of results to be expected for the full fiscal year.

The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through five primary operating subsidiaries; Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), Perfumania.com, Inc. (“Perfumania.com”) and Five Star Fragrance Company, Inc. (“Five Star”). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrances and related products.

Our wholesale business, which is conducted through QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. For reporting purposes, the wholesale business also includes the Company’s manufacturing division, operated by Five Star, which owns and licenses designer and other fragrance brands that are sold principally through the Company’s wholesale business, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third-party manufacturers. Five Star’s sales and results of operations are not significant to the Company’s results on a consolidated basis.

Our retail business is conducted through three subsidiaries:

•	Perfumania, a specialty retailer of fragrances and related products,

•	SOW, which sells fragrances in retail stores on a consignment basis, and

•	Perfumania.com, an Internet retailer of fragrances and other specialty items.

As of October 30, 2010, Perfumania operated a chain of 369 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, SYMS, Loehmann’s, Daffy’s and K & G.

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

The Company currently anticipates that cash flows from operations and the projected borrowing availability under its bank credit facilities will be sufficient to fund its liquidity requirements for at least the next twelve months. However, the sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions, the level of consumer spending, and the Company’s ability to comply with financial covenants and other covenants included in its bank credit facilities.

Furthermore, the Company’s existing bank credit facility is scheduled to expire on August 11, 2011. The Company currently depends on the bank credit facility for the necessary level of liquidity. As described in Note 5, the Company currently expects to replace the existing facility with a comparable bank credit facility. While the Company has received no commitment for any such new facility, it is working towards obtaining a replacement bank credit facility and has engaged a lead arranger and book runner for the structuring, arranging and syndication of such replacement facility, including using its reasonable commercial efforts to assemble a syndicate of financial institutions to provide the necessary commitments. If the Company is not able to obtain a suitable new credit facility, its ability to operate may be materially impaired and its financial condition materially adversely affected.

While the bank credit facility is in place, and under any replacement bank credit facility, if the Company does not have a sufficient borrowing base at any given time, borrowing availability under either facility may not be sufficient to support liquidity needs. Insufficient borrowing availability under either facility would have a material adverse effect on the Company’s financial condition and results of operations. If the Company were unable to comply with the requirements in either facility, it would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, which would have a material adverse effect on the Company’s condensed consolidated financial condition, results of operations and liquidity.

NOTE 2 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued rules which modify how a company determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated. The FASB clarified that the determination of whether a company is required to consolidate an entity is based on, among other things, an entity’s purpose and design and a company’s ability to direct the activities of the entity that most significantly impact the entity’s economic performance. An ongoing reassessment is required of whether a company is the primary beneficiary of a variable interest entity. Additional disclosures are also required about a company’s involvement in variable interest entities and any significant changes in risk exposure due to that involvement. These rules were effective for fiscal years beginning after November 15, 2009. The adoption of this guidance did not have any impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

NOTE 3 – INTANGIBLES

The following table provides information related to intangible assets, which are included in other assets, net on the accompanying condensed consolidated balance sheets as of October 30, 2010 and January 30, 2010:

		October 30, 2010				January 30, 2010
		(in thousands)				(in thousands)
	Useful Life (years)	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value	Original Cost	Accumulated Amortization	Impairment Charge	Net Book Value

Tradenames	7-20	$9,408	$5,905	$—	$3,503	$10,559	$6,770	$—	$3,789
Favorable leases	1-7	1,350	516	—	834	1,350	316	—	1,034
Tradenames (non-amortizing)	N/A	8,500	—	—	8,500	8,500	—	—	8,500

		$19,258	$6,421	$—	$12,837	$20,409	$7,086	$—	$13,323

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. Owned tradenames that have been determined to have indefinite lives are not subject to amortization but are reviewed at least annually for potential impairment. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards. The recoverability of the carrying values of all long-lived assets with finite lives is re-evaluated when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen or thirty-nine weeks ended October 30, 2010 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. For the thirty-nine week periods ended October 30, 2010 and October 31, 2009, amortization expense for intangible assets subject to amortization was $0.5 million. For each of the thirteen week periods ended October 30, 2010 and October 31, 2009, amortization expense for intangible assets subject to amortization was $0.2 million. The weighted average amortization periods for the remaining tradenames with finite lives and for favorable lease agreements are 16.9 years and 5.4 years, respectively. For the remainder of fiscal 2010, we expect amortization expense to be $0.2 million. As of October 30, 2010, future amortization expense associated with intangible assets subject to amortization for each of the five succeeding fiscal years is as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$623
2012	500
2013	476
2014	476
2015	476

NOTE 4 – ACCOUNTING FOR SHARE-BASED PAYMENTS

On October 8, 2010, the Company’s shareholders approved the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). The Company’s Board of Directors had previously adopted the 2010 Plan. The

2010 Plan provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company has reserved 1,000,000 shares of common stock for issuance. This number will automatically increase on the first trading day of each fiscal year, beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year. The Company previously had two stock option plans which expired on October 31, 2010. No equity awards will be granted after this date under these plans, although the 191,292 options previously granted and outstanding as of this date will remain outstanding until they are either exercised or forfeited. As of October 30, 2010, 15,000 stock options have been granted to the Independent Board Members pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the thirty-nine weeks ended October 30, 2010:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding as of January 30, 2010	191,814	$9.92	6.83	$—

Granted	15,000	8.46

Exercised	(334)	4.79

Forfeited	(854)	5.55

Oustanding as of October 30, 2010	205,626	$9.84	6.36	$347,000

Exercisable as of October 30, 2010	194,293	$10.13	5.88	$297,000

The aggregate intrinsic value in the table above is the value, before applicable income taxes, which would have been received by the optionees based on the Company’s closing stock price as of the last business day of the respective period had all options been exercised on that date.

During the thirty-nine weeks ended October 30, 2010 and October 31, 2009, share based compensation expense, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, was not material.

NOTE 5 – REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	October 30, 2010	January 30, 2010
	(in thousands)

Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$102,259	$40,012
Subordinated convertible note payable-affiliate	5,000	5,000
Subordinated non-convertible notes payable-affiliates	90,899	91,379

	198,158	136,391
Less current portion	(102,792)	(40,652)

Total long-term	$95,366	$95,739

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

Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible accounts receivable and a specified percentage of the borrowers’ eligible inventory from time to time. GECC has the right to impose reserves in its reasonable credit judgment, whether or not there is an Event of Default, which would effectively reduce the borrowing base and thereby the amount that the borrowers may borrow under the Senior Credit Facility. Under an amendment to the Senior Credit Facility executed as of May 26, 2009 (“Waiver and Amendment No. 1”), a $15 million reserve against borrowing availability applies, in addition to any reserves that may be imposed from time to time in GECC’s reasonable credit judgment. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $12.5 million for swing line loans (that is, same-day loans from the lead or agent bank).

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

Under the Senior Credit Facility, the Company and its subsidiaries have been required to maintain certain financial ratios, as specified in the agreement. The Company was in compliance with the required minimum fixed charge coverage ratios under the Senior Credit Facility as of October 30, 2010.

The Senior Credit Facility also includes other customary events of default that, if not waived, would permit the lenders to accelerate the indebtedness and terminate the credit facility. Any future defaults that are not waived could result in our having to refinance the Senior Credit Facility and obtain an alternative source of financing. If the Company was unable to obtain such financing, its operations and financial condition would be materially adversely affected and it would be forced to seek an alternative source of liquidity, such as selling additional securities, to continue operations, or to limit its operations.

The Senior Credit Facility is scheduled to expire on August 11, 2011, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium. The Company is working toward obtaining a replacement secured bank credit facility and has engaged a lead arranger and book runner for the structuring, arranging and syndication of a new senior credit facility, including using its reasonable commercial efforts to assemble a syndicate of financial institutions to provide the necessary commitments. It is currently proposed that the new senior credit facility would permit borrowings up to $225 million, with the Company having the option to increase the maximum credit, subject to certain conditions, to $275 million. Management expects that the new senior credit facility will close prior to the end of the current fiscal year, January 29, 2011; however there is no certainty that this will occur. Failure of the new senior credit facility to close would result in the Company having to seek an alternative source of financing, which management believes would be available on acceptable terms, or to seek an extension of the existing Senior Credit Facility beyond August 11, 2011.

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

On December 9, 2004, the Company issued a Subordinated Convertible Note (the “Convertible Note”) to Glenn and Stephen Nussdorf in exchange for a $5 million subordinated secured demand loan made in March 2004. The Convertible Note was originally secured by our assets, but, in connection with the August 11, 2008 financing transactions, Glenn and Stephen Nussdorf released and terminated their security interest. The Convertible Note was originally payable in January 2007; however it was modified in January 2006 to extend the due date to January 2009. The Convertible Note is subordinate to all bank related indebtedness and, pursuant to a May 26, 2009 amendment, no payments of principal or interest may be made before the maturity of the Senior Credit Facility on August 11, 2011. As a result, the Convertible Note is currently in default, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%. The Convertible Note allows Glenn and Stephen Nussdorf to convert any or all of the principal and accrued interest due on the Convertible Note into shares of the Company’s common stock. The conversion price was originally $11.25, which equaled the closing market price of our common stock on December 9, 2004, and was reduced to $7.00 by the May 26, 2009 amendment.

Interest expense on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $1.4 million and $1.8 million for the thirteen weeks ended October 30, 2010 and October 31, 2009, respectively, and $4.6 million and $6.1 million for the thirty-nine weeks ended October 30, 2010 and October 31, 2009, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments have been made on the Nussdorf Trust Notes, the Quality King Note or the Convertible Note. Accrued interest payable due at October 30, 2010 and January 30, 2010, respectively, on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $15.5 million and $10.9 million and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of October 30, 2010 and January 30, 2010, respectively. The Company expects that the terms of any new senior credit facility will permit interest payments on the Nussdorf Trust Notes, the Quality King Note, and the Convertible Note; however, principal payments will be prohibited.

NOTE 6 – ACCOUNTING FOR INCOME TAXES

The Company conducts business throughout the United States and Puerto Rico and, as a result, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and Puerto Rico. In the normal course of business, the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2004. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state or foreign jurisdictions.

The Company continues to provide a full valuation allowance, with the exception of the $2.5 million carry-back claim discussed below, against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. Therefore, the Company did not record a federal or state tax benefit on its operating loss for the thirteen or thirty-nine weeks ended October 30, 2010. As a result of the most recently filed consolidated federal tax return, the Company was able to carry-back a portion of its net operating loss to the Model Reorg, Inc. (“Model Reorg”) previously filed 2007 federal tax return. Model Reorg was the predecessor company that merged with a subsidiary of the Company in August 2008. The carry-back resulted in a claim for refund of federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. The claim for refund is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of October 30, 2010.

During the thirteen and thirty-nine weeks ended October 30, 2010, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of October 30, 2010 and January 30, 2010 was not significant.

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

Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. All common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding, were not included in the diluted net loss for any period presented because the results would be anti-dilutive.

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions

As of October 30, 2010, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen or thirty-nine weeks ended October 30, 2010.

NOTE 9 – CONTINGENCIES

The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s condensed consolidated financial position, results of operations or cash flows.

NOTE 10 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of October 30, 2010, excluding 1,500,000 shares issuable upon conversion of certain Warrants or the Convertible Note discussed in Note 5, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products. The Company’s President and Chief Executive Officer, Michael W. Katz (“Mr. Katz”) is also an executive of Quality King.

Effective August 1, 2008, the 2003 Stockholder Agreement between our predecessor company, Model Reorg, Inc., and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current portion of notes payable-affiliates as of October 30, 2010 and current and long-term notes payable-affiliates as of January 30, 2010 in the amount of $0.5 million and $1.0 million, respectively.

Glenn Nussdorf beneficially owns approximately 10.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a manufacturer and distributor of prestige fragrances and beauty products. The Company has historically purchased merchandise from Parlux. Starting in fiscal 2009, the Company has purchased merchandise from Quality King. Purchases of merchandise from these related companies aggregated approximately $16.6 million and $39.0 million for the thirteen and thirty-nine weeks ended October 30, 2010, respectively and $25.5 million and $34.2 million for the thirteen and thirty-nine weeks ended October 31, 2009, respectively. The amounts due to these related companies at October 30, 2010 and January 30, 2010 were approximately $19.4 million and $35.3 million, respectively. These amounts are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the remainder of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Model Reorg began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as the Company’s principal offices. As of October 30, 2010, the monthly current sublease payments are approximately $205,000 and increase by 3% annually.

The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements, at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During each of the thirteen week periods ended October 30, 2010 and October 31, 2009, the expenses charged under these arrangements to the Company were $0.1 million. During each of the thirty-nine week periods ended October 30, 2010 and October 31, 2009, the expenses charged were $0.4 million.

Also see Note 5 regarding loans to the Company from Quality King, Glenn and Stephen Nussdorf, and certain trusts related to the Nussdorfs.

NOTE 11 – SEGMENT INFORMATION

The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the SOW consignment business and the Company’s internet site, perfumania.com. Transactions between Five Star and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 30, 2010. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis but rather on a consolidated basis. Financial information for these segments is summarized in the following table.

	Thirteen Weeks	Thirteen Weeks	Thirty-nine Weeks	Thirty-nine Weeks
	Ended	Ended	Ended	Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
	(in thousands)

Net sales:
Retail	$69,068	$71,694	$206,641	$207,582
Wholesale	51,897	51,977	115,227	120,037

	$120,965	$123,671	$321,868	$327,619

Gross profit:
Retail	$31,054	$30,159	$89,211	$90,152
Wholesale	9,955	9,949	25,742	22,859

	$41,009	$40,108	$114,953	$113,011

	October 30, 2010	January 30, 2010

Total assets:
Wholesale	$383,280	$304,935
Retail	278,768	230,935

	$662,048	$535,870
Eliminations (a)	(291,387)	(229,285)

Consolidated assets	$370,661	$306,585

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended October 30, 2010 with the Thirteen Weeks Ended October 31, 2009.

Net Sales

	Thirteen Weeks	Percentage	Thirteen Weeks	Percentage
	Ended	of	Ended	of
	October 30, 2010	Net Sales	October 31, 2009	Net Sales
	($ in thousands)

Retail	$69,068	57.1%	$71,694	58.0%
Wholesale	51,897	42.9%	51,977	42.0%

Total net sales	$120,965	100.0%	$123,671	100.0%

Net sales decreased 2.2% from $123.7 million in the thirteen weeks ended October 31, 2009 to $121.0 million in the thirteen weeks ended October 30, 2010.

Retail sales decreased by 3.7% from $71.7 million in the thirteen weeks ended October 31, 2009 to $69.1 million in the thirteen weeks ended October 30, 2010. The decrease was due to a decrease in Perfumania’s retail sales of $0.2 million and a decrease in SOW’s consignment sales of $2.4 million.

Perfumania’s retail sales for the thirteen weeks ended October 30, 2010 decreased by 0.4% compared with the same period in 2009 from $56.6 million to $56.4 million. The average number of stores operated was 368 in the thirteen week period ended October 30, 2010, versus 370 in the prior year’s comparable period. Perfumania’s comparable store sales increased by 1.6% during the thirteen weeks ended October 30, 2010 from the same period in 2009. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended October 30, 2010 increased 9.7% from the prior year’s comparable period while the total number of units sold decreased by 9.1%. The increase in the average retail price per unit sold and the decrease in the number of units sold were due to various store level promotions.

SOW’s consignment sales decreased from $15.1 million in the thirteen weeks ended October 31, 2009 to $12.7 million in the thirteen weeks ended October 30, 2010. The decrease in SOW’s net sales is due primarily to a decrease in sales to existing customers.

The decrease in wholesale sales of $0.1 million is the result of less discounting during the thirteen weeks ended October 30, 2010 versus the comparative period last year, as last year management focused on reducing inventory levels and offered more promotional pricing resulting in higher sales.

Gross Profit

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 30, 2010	October 31, 2009
	(in thousands)

Retail	$31,054	$30,159
Wholesale	9,955	9,949

Total gross profit	$41,009	$40,108

Gross Profit Percentages

	Thirteen Weeks	Thirteen Weeks
	Ended	Ended
	October 30, 2010	October 31, 2009
Retail	45.0%	42.1%
Wholesale	19.2%	19.1%
Total gross profit percentage	33.9%	32.4%

Gross profit increased 2.2% from $40.1 million in the thirteen weeks ended October 31, 2009 (32.4% of total net sales) to $41.0 million in the thirteen weeks ended October 30, 2010 (33.9% of total net sales). The increase in gross profit was due to a higher retail gross profit percentage discussed below.

Perfumania’s retail gross profit for the thirteen weeks ended October 30, 2010 increased by 14.6% to $27.1 million compared with the same period in 2009. For these same periods, Perfumania’s retail gross margins were 48.1% and 41.8%, respectively. The increase in Perfumania’s retail gross margins was due to less promotional activity during the thirteen weeks ended October 30, 2010 compared to the thirteen weeks ended October 31, 2009.

Expenses

Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses decreased by 1.6% to $39.4 million in the thirteen weeks ended October 30, 2010 from $40.1 million in the thirteen weeks ended October 31, 2009. Included in selling, general and administrative expenses are expenses charged by Quality King, which were $0.7 million for both the thirteen week periods ended October 30, 2010 and October 31, 2009. These amounts include the sublease payments to Quality King discussed in Note 10 of the consolidated condensed financial statements.

Depreciation and amortization was approximately $2.2 million in the thirteen weeks ended October 30, 2010, compared to $2.0 million for the thirteen weeks ended October 31, 2009.

Interest expense was approximately $3.5 million for the thirteen weeks ended October 30, 2010 compared with approximately $4.7 million for the thirteen weeks ended October 31, 2009. The interest rates on total variable interest debt decreased by approximately 2.2% during the thirteen weeks ended October 30, 2010 as compared to the thirteen weeks ended October 31, 2009.

The Company continues to record a full valuation allowance against all deferred tax assets, with the exception of the $2.5 million carry-back claim discussed below, thus no income tax benefit was recorded on operating losses during the thirteen week periods ended October 30, 2010 and October 31, 2009. As discussed in Note 6 to the condensed consolidated financial statements, the income tax benefit of $2.5 million in the thirteen weeks ended October 30, 2010 relates to a claim for refund of federal income taxes due to the utilization of net operating losses on a previously filed federal tax return.

Net Loss

As a result of the foregoing, we realized a net loss of approximately $1.7 million in the thirteen weeks ended October 30, 2010 compared to a net loss of $6.7 million in the thirteen weeks ended October 31, 2009.

Comparison of the Thirty-nine Weeks Ended October 30, 2010 with the Thirty-nine Weeks Ended October 31, 2009.

Net Sales

	Thirty-nine Weeks	Percentage	Thirty-nine Weeks	Percentage
	Ended	of	Ended	of
	October 30, 2010	Net Sales	October 31, 2009	Net Sales
	($ in thousands)

Retail	$206,641	64.2%	$207,582	63.4%
Wholesale	115,227	35.8%	120,037	36.6%

Total net sales	$321,868	100.0%	$327,619	100.0%

Net sales decreased 1.8% from $327.6 million in the thirty-nine weeks ended October 31, 2009 to $321.9 million in the thirty-nine weeks ended October 30, 2010. The decrease in sales was primarily due to a decrease in wholesale sales of $4.8 million.

Retail sales decreased by 0.5% from $207.6 million in the thirty-nine weeks ended October 31, 2009 to $206.6 million in the thirty-nine weeks ended October 30, 2010. The decrease was due to a decrease in SOW’s consignment sales of $5.0 million offset by an increase in Perfumania’s sales of $4.0 million.

Perfumania’s retail sales increased from $160.9 million in the thirty-nine weeks ended October 31, 2009 to $164.9 million in the thirty-nine weeks ended October 30, 2010. Perfumania’s comparable store sales increased by 2.6% during the thirty-nine weeks ended October 30, 2010. The average retail price per unit sold during the thirty-nine weeks ended October 30, 2010 increased 0.3% from the prior year’s comparable period and the total number of units sold increased by 2.2%. The increase in the average retail price per unit sold was due to various store level promotions. The average number of stores operated was 367 in the thirty-nine week period ended October 30, 2010, versus 365 in the prior year’s comparable period.

SOW’s consignment sales decreased $5.0 million to $41.7 million in the thirty-nine weeks ended October 30, 2010 from $46.7 million in the thirty-nine weeks ended October 31, 2009. The decrease in SOW’s net sales is due primarily to a decrease in sales to existing customers.

The decrease in wholesale sales of $4.8 million is the result of less discounting during the thirty-nine weeks ended October 30, 2010 versus the comparable period last year, as last year management focused on reducing inventory levels and offered more promotional pricing resulting in higher sales.

Gross Profit

	Thirty-nine Weeks	Thirty-nine Weeks
	Ended	Ended
	October 30, 2010	October 31, 2009
	(in thousands)

Retail	$89,211	$90,152
Wholesale	25,742	22,859

Total gross profit	$114,953	$113,011

Gross Profit Percentages

	Thirty-nine Weeks	Thirty-nine Weeks
	Ended	Ended
	October 30, 2010	October 31, 2009
Retail	43.2%	43.4%
Wholesale	22.3%	19.0%
Total gross profit percentage	35.7%	34.5%

Gross profit increased 1.7% from $113.0 million in the thirty-nine weeks ended October 31, 2009 (34.5% of total net sales) to $115.0 million in the thirty-nine weeks ended October 30, 2010 (35.7% of total net sales). The increase in gross profit resulted from an increase in wholesale gross profit due to less discounting during the thirty-nine weeks ended October 30, 2010 as discussed above, offset by a decrease in retail gross profit due to lower sales volume and gross margins realized by SOW.

Perfumania’s retail gross profit for the thirty-nine weeks ended October 30, 2010 increased by 6.7% to $75.3 million compared with the comparative period in 2009. For these same periods, Perfumania’s retail gross margins were 45.7% and 43.9%, respectively. The increase in Perfumania’s retail gross margins was due to less promotional activity during the thirty-nine weeks ended October 30, 2010 compared to the comparative period in 2009.

Expenses

Selling, general and administrative expenses decreased by 0.2% from $117.5 million in the thirty-nine weeks ended October 31, 2009 to $117.3 million in the thirty-nine weeks ended October 30, 2010. Included in selling, general and administrative expenses are expenses charged by Quality King which were $2.2 million and $2.3 million for the thirty-nine week periods ended October 30, 2010 and October 31, 2009, respectively. These amounts include the sublease payments to Quality King discussed in Note 10 of the condensed consolidated financial statements.

Depreciation and amortization was approximately $6.6 million in the thirty-nine weeks ended October 30, 2010, compared to $7.1 million for the thirty-nine weeks ended October 31, 2009.

Interest expense was approximately $10.1 million for the thirty-nine weeks ended October 30, 2010 compared with approximately $14.5 million for the thirty-nine weeks ended October 31, 2009. The interest rates on total variable interest debt decreased by approximately 1.4% during the thirty-nine weeks ended October 30, 2010 as compared to the thirty-nine weeks ended October 31, 2009.

The Company continues to record a full valuation allowance against all deferred tax assets, with the exception of the $2.5 million carry-back claim discussed below, thus no income tax benefit was recorded on operating losses during the thirty-nine weeks ended October 30, 2010 and October 31, 2009. As discussed in Note 6 to the condensed consolidated financial statements, the income tax benefit of $2.5 million in the thirty-nine weeks ended October 30, 2010 relates to a claim for refund of federal income taxes due to utilization of net operating losses on a previously filed federal tax return.

Net Loss

As a result of the foregoing, we realized a net loss of approximately $16.6 million in the thirty-nine weeks ended October 30, 2010, compared to net loss of $26.1 million in the thirty-nine weeks ended October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities during the thirty-nine weeks ended October 30, 2010 was approximately $59.3 million, compared with approximately $53.0 million provided by operating activities during the thirty-nine weeks ended October 31, 2009. The $112.3 million decrease in cash flows from operating activities in the current year-to-date period from the prior year’s comparable period resulted primarily from increases in inventory to build for this year’s holiday season. Accounts payable-affiliates decreased due to the timing of payments to our affiliates. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Our purchases from related parties are generally payable in 90 days; however, due to the seasonality of our business these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the remainder of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Net cash used in investing activities was approximately $2.1 million in the thirty-nine weeks ended October 30, 2010 compared to $5.7 million in the thirty-nine weeks ended October 31, 2009. The $3.6 million decrease in cash used in investing activities in the current year-to-date period from last year’s comparable period resulted primarily from a reduction in new Perfumania store openings and renovations. The current period’s investing activities primarily represented spending for renovation of existing stores and new stores that either opened or were under construction during the thirty-nine weeks ended October 30, 2010 as well as information technology enhancements. During the thirty-nine weeks ended October 30, 2010, Perfumania opened six new stores, including four seasonal locations, and closed seven stores compared with 16 new store openings and three store closings during the comparable period last year. In addition, during the thirty-nine week period ended October 31, 2009, we purchased three retail stores from an unrelated party for $1.5 million. We plan to open approximately one store and two seasonal locations for the remainder of fiscal 2010 and plan to close approximately five stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.

Net cash provided by financing activities during the thirty-nine weeks ended October 30, 2010 was approximately $60.9 million, primarily from net borrowings under our credit facility, compared with approximately $50.0 million used in financing activities for the thirty-nine weeks ended October 31, 2009. The $110.9 million increase in cash flows from financing activities in the current year-to-date period from the prior year’s comparable period resulted from increases in net borrowings to fund the increase in inventory for this year’s holiday season.

The Company has a $250 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with the required financial ratios under the Senior Credit facility as of October 30, 2010. As of October 30, 2010, the Company had $36.9 million available to borrow under the Senior Credit Facility based on the borrowing base at that date. Further information about the Senior Credit Facility is included in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.

The Senior Credit Facility is scheduled to expire on August 11, 2011. The Company is working toward obtaining a replacement secured bank credit facility and has engaged a lead arranger and book runner for the structuring, arranging and syndication of a new facility, including using its reasonable commercial efforts to assemble a syndicate of financial institutions to provide the necessary commitments.

The Company has various unsecured notes payable outstanding to affiliates which in aggregate total $95 million of principal. No payments of principal or interest may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility although the terms of the proposed new senior credit facility will permit interest payments on these notes payable to affiliates. See further discussion of our notes payable to affiliates and the proposed new senior credit facility in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.

Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under our Senior Credit Facility. Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, and to a lesser extent, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the Senior Credit Facility and notes payable to affiliates. Based on current internal sales and cash flow projections, current vendor payable support and our projected available borrowing capacity under our Senior Credit Facility and any replacement bank credit facility, as well as other initiatives to maximize cash flow, we believe that these resources will be adequate to meet our requirements in both the short and long-term. However, the Company has received no commitment for any such new facility. The Company currently depends on the Senior Credit Facility for the necessary level of liquidity. If the Company is not able to obtain a suitable new credit facility, its ability to operate may be materially impaired and its financial condition materially adversely affected.

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

FORWARD-LOOKING STATEMENTS

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

Based on our management’s evaluation of our disclosure controls and procedures as of October 30, 2010, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended October 30, 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PERFUMANIA HOLDINGS, INC.
(Registrant)

Date: December 13, 2010	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	By: /S/ Donna Dellomo
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