Form 10-K
period 2011-01-29
Perfumania Holdings, Inc.
filed 2011-04-28
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2011

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.2 million as of July 31, 2010, based on the closing sale price of $9.74 per share.

The number of shares outstanding of the registrant’s common stock as of April 27, 2011: 8,966,751 shares

Documents Incorporated By Reference

Certain portions of the Registrant’s Definitive Proxy Statement for the Annual Meeting of Shareholders expected to be filed no later than 120 days after the close of the Registrants fiscal year ended January 29, 2011, are incorporated by reference into Part III of this Form 10-K.

PART I.

ITEM 1.	BUSINESS

General Overview

Perfumania Holdings, Inc. and subsidiaries (“the Company”) is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through five primary operating subsidiaries, Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), Perfumania.com, Inc. (“Perfumania.com”) and Five Star Fragrance Company, Inc. (“Five Star”). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products.

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

During fiscal 2010 and 2009, approximately 67.5% and 67.4% of our net sales and 79.1% and 81.5% of our gross profit were provided by our retail division, and approximately 32.5% and 32.6% and 20.9% and 18.5%, respectively, by our wholesale division. Further information for each of the industry segments in which we operate is provided in Note 12 to our consolidated financial statements included in Item 8 of this Form 10-K.

Our executive offices are located at 35 Sawgrass Drive, Suite 2, Bellport, NY 11713, our telephone number is (631) 866-4100, our retail internet address is www.perfumania.com and our business internet address is www.perfumaniaholdingsinc.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and amendments are also available at www.sec.gov. In addition, we have made our Code of Business Conduct and Ethics available through our business website under “About us – Corporate Compliance.” The reference to our website does not constitute incorporation by reference of the information contained on our website and the information contained on the website is not part of this Form 10-K.

In this Form 10-K, we refer to the fiscal year beginning January 31, 2010 and ending on January 29, 2011 as “fiscal 2010” and the fiscal year beginning February 1, 2009 and ending January 30, 2010 as “fiscal 2009”.

Wholesale Business

The wholesale division, which operates through QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owners/manufacturers. QFG strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. QFG’s sales are principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Nordstrom Rack, Marshalls, Target, Ross Stores and CVS. QFG also operates a direct sales department that services over 10,000 pharmacies and specialty stores, such as AmerisourceBergen and Cardinal Health, throughout the United States.

Five Star’s owned and licensed brands are sold principally through the Company’s wholesale business, SOW’s consignment business, and Perfumania’s retail stores. Five Star handles the manufacturing, on behalf of Perfumania, of the Jerome Privee® product line, which includes bath and body products, and which is sold exclusively in Perfumania’s retail stores.

There were no customers who accounted for more than 10% of revenues in fiscal 2010 or 2009.

Retail Business

Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At January 29, 2011, Perfumania operated a chain of 360 “full service” retail stores, including three seasonal locations, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 2,000 different fragrance items for women, men and children. These stores stock brand name and designer brands such as Estee Lauder®, Cartier®, Issey Miyake®, Bvlgari®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Hugo Boss®, Ralph Lauren/Polo®, Perry Ellis®, Liz Claiborne®, Giorgio® , Halston®, Escada®, Christian Dior®, Sean Jean®, Lacoste®, Burberry®, Azzaro®, Guess®, Donna Karan® and Paris Hilton®.1 Perfumania also carries private label lines of bath & body treatment products under the name Jerome Privee® and cosmetics products under the name Mattese®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, although the stores are generally operated under the name “Perfumania.”® Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and suburban strip shopping centers.

Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. We benefit from our ability to reach a large group of customers from a central site. This also enables us to display a larger number of products than traditional store-based or catalog sellers, and the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility. During fiscal 2010, we launched a newly designed e-commerce website. The new website was revamped in its entirety, providing customers with a more functional, personalized and simplified shopping experience.

SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,300 Kmart locations nationwide, as well as through customers such as Burlington Coat Factory, SYMS, Loehmann’s, Daffy’s and K&G. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage.

The retail segment’s overall profitability depends principally on our ability to purchase a wide assortment of merchandise at favorable prices, attract customers and successfully conclude retail sales. Other factors affecting our profitability include general economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effect of special promotions. Retail store sales, internet sales, and consignment sales represented approximately 67.5% and 67.4% of the Company’s total sales in fiscal 2010 and 2009, respectively.

Seasonality and Quarterly Results

The Company’s business is highly seasonal, with the most significant activity occurring from September through December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 12.1% and 11.2% of total revenues being generated during these three months in fiscal 2010 and 2009, respectively. Retail revenues are the greatest in December, with approximately 22.8% and 24.2% of retail revenues being generated this month in fiscal 2010 and 2009, respectively, as is typical for a retail operation. In fiscal 2010 and 2009, the Company realized losses from operations during the first three quarters and generated income from operations during the fourth quarter due to the seasonality of its business. However, there can be no assurance that future results will be consistent with historical results.

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

Perfumania’s current business strategy focuses on maximizing sales and store productivity by raising the average dollar sale per transaction, increasing transactions per hour, reducing expenses at existing stores, selectively opening new stores in proven geographic markets and closing under-performing stores. When opening new stores, Perfumania seeks locations primarily in high traffic manufacturers’ outlet malls, regional malls and selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates whether to open additional stores in markets where it already has a presence or whether to expand into additional markets that it believes have a population density and demographics to support a cluster of stores.

As of January 29, 2011, we operated 360 Perfumania stores in the United States and Puerto Rico, including 3 seasonal locations. The following chart shows the number of Perfumania stores operated in each state in which those stores are located.

Perfumania Stores as of January 29, 2011
Alaska	2	Louisiana	5	North Carolina	12
Alabama	2	Maine	1	Ohio	10
Arizona	8	Maryland	8	Oregon	5
Arkansas	1	Massachusetts	7	Pennsylvania	12
California	27	Michigan	12	Puerto Rico	19
Colorado	3	Minnesota	3	South Carolina	9
Connecticut	4	Mississippi	3	Tennessee	6
Delaware	2	Missouri	8	Texas	43
Florida	58	Nevada	9	Utah	1
Georgia	13	New Hampshire	4	Virginia	4
Hawaii	1	New Jersey	9	Washington	7
Illinois	13	New York	20	Wisconsin	3
Indiana	6

In fiscal 2010 and 2009, Perfumania opened 3 and 19 stores, respectively, excluding 6 seasonal locations which opened in October and November 2010. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. During fiscal 2010 and 2009, Perfumania closed 16 and 4 stores, respectively, excluding 3 seasonal locations which closed in fiscal 2010. For fiscal 2011, Perfumania intends to continue to focus on improving the profitability of its existing stores and management currently expects to open 2 new stores and expects to close approximately 11 stores.

Suppliers

In recent years, the Company has purchased approximately 80% of its fragrances directly from brand owners/manufacturers and 20% from distributors. Its suppliers include most of the dozen largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships, some of which are also customers of the Company. The Company maintains a regular dialogue with all designer fragrance brand manufacturers directed toward broadening its product offerings to its customers. The Company believes that having both wholesale and retail customers is desirable to most designer fragrance brand manufacturers and enhances its opportunities to further expand these relationships. In addition, the recent consolidation in the United States department store business and the weak global economy which has impacted United States department store fragrance sales has resulted in favorable buying opportunities for the Company with some of the largest fragrance manufacturers. As is customary in the fragrance industry, the Company has no long-term or exclusive contracts with suppliers.

Marketing and Sales

The Company works with consignment retailers to develop in-store promotions employing signage, displays or unique packaging to merchandise and promote products in addition to developing ad campaigns for specific events as required by the retailers, e.g., mailers, inserts and national print advertising. The cornerstone of our marketing philosophy for our own stores is to develop customer awareness that the stores offer an extensive assortment of brand name and designer fragrances at discount prices.

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

Intellectual Property Rights

The Company’s portfolio of fragrance brands is of great importance to its business. Five Star owns the Lutece®, Norell®, Pavlova®, Realm®, Raffinee® and Royal Secret® brands, among others. It licenses designer and other fragrance brands, such as Bijan®, Gale Hayman®, Michael Jordan®, Pierre Cardin®, Royal Copenhagen®, Vicky Tiel®, Donald Trump® and XOXO®, often acquiring exclusive worldwide distribution rights. Some of these licenses are renewable on a year-to-year basis or for longer periods, while the rest have terms that typically run from two to five years. Current expiration dates for these licenses (whereupon automatic or discretionary renewal periods may commence) range from October 31, 2012 to September 30, 2016. In addition to the trade name and service mark Perfumania, Perfumania’s stores operate under the trade names Class Perfumes, Fragrance Depot and Perfumania Plus.

We primarily rely on trademark law to protect our intellectual property rights. In addition to using registered trademarks covering licensed brands, we have a proprietary portfolio of more than 55 U.S. registered trademarks and applications and more than 157 foreign registered trademarks and applications. U.S. trademark ownership depends on use and remains effective as long as the trademark is used. Trademark registration provides certain additional protections. U.S. trademark registrations are generally renewable for as long as the trademark is used. Trademark ownership in foreign countries applying common law also depends on continued use, with registration providing certain additional protections. In the European Union and other foreign countries, ownership rights are based on registration. Terms of registrations in such countries range from seven to fifteen years and are generally renewable. We occasionally register the copyright to packaging materials, and we also rely on trade secret and other contractual restrictions. From time to time, we bring litigation against those who, in our opinion, infringe our proprietary rights, but there can be no assurance that either such efforts, or any contractual restrictions used, will be adequate or effective. Also, owners of other brands may, from time to time, allege that we have violated their intellectual property rights, which may lead to litigation and material legal expense.

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

Employees

At January 29, 2011, the Company had 1,996 employees, of whom 198 were involved in warehousing, 1,641 were employed in Perfumania’s retail stores, 107 in marketing, sales and operations, and 50 in finance and administration. Temporary and part-time employees are added between Thanksgiving and Christmas. Substantially all the warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.

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

Forward Looking Statements

Some of the statements in this report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our senior credit facility, any failure of general economic conditions to improve, including any weaker than anticipated recovery in discretionary spending by consumers, competition, the ability to raise any additional capital necessary to finance our expansion, and the matters discussed in “Risk Factors” below.

ITEM 1A.	RISK FACTORS

The following sets forth certain risk factors known to us that may materially adversely affect the Company and its results of operations or our shareholders’ investment.

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

Our retail business is sensitive to and may be adversely affected by general economic conditions and overall consumer confidence

Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates, fuel and energy prices, the level of unemployment and consumer confidence. During periods of economic uncertainty where consumer confidence is affected, consumer spending levels and customer traffic could decline, which would have an adverse effect on our business and our results of operations.

Adverse U.S. and global economic conditions could affect our wholesale business

A U.S. or global economic downturn could reduce the availability of credit for businesses. Some of our customers could experience a decline in financial performance. These conditions affect their ability to pay amounts owed to us on a timely basis or at all. There can be no assurance that government responses to potential economic disruptions would increase liquidity and the availability of credit, and as a result, our wholesale customers may be unable to borrow funds on acceptable terms. Any economic decline affecting our customers would adversely affect our business and results of operations.

If Perfumania cannot successfully manage its growth, our business will be adversely affected

We may not be able to sustain growth in revenues. Perfumania’s growth has been somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. Circumstances outside our control could negatively affect these anticipated store openings. Perfumania’s new stores may take up to three years to reach planned operating levels. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations. The failure to expand by successfully opening new stores as planned or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and our results of operations.

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

Control of our management and policies is with our principal shareholders, who could take actions that are not in the best interest of the other shareholders

Stephen and Glenn Nussdorf beneficially own an aggregate of approximately 61.6% of our outstanding common stock, assuming conversion of their convertible note and exercise of warrants they hold. Including shares and warrants owned by their sister, Arlene Nussdorf, the Nussdorfs beneficially own approximately 79.0% of our capital stock in aggregate. As a result, they are able to direct our corporate policies and can act unilaterally to approve most actions requiring shareholder approval under law or our governing documents. The Nussdorfs’ collective stock ownership may have the effect of delaying or preventing policies or actions deemed desirable by our Board of Directors, such as a business combination that might be in the interests of our other shareholders, which in turn could materially and adversely affect the market price of our common stock. Conversely, such ownership may cause us to implement policies that are not in the best interests of our other shareholders.

We also have a material amount of indebtedness to the Nussdorfs and their affiliates. As significant creditors, the Nussdorfs may refuse consent to actions our Board may consider necessary.

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

Furthermore, we have agreed that, in certain circumstances, we will register with the SEC the resale of certain shares of our common stock held by the Nussdorfs. They may require that, in the event of any marketing limitation on the number of shares included in an applicable registration statement, their shares be registered on a pro rata basis with shares being registered for parties that have obtained registration rights in connection with providing financing to us. This may limit our ability to obtain financing in the future.

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

The Company’s principal executive offices and distribution center are located at 35 Sawgrass Drive, Suite 2, Bellport, New York 11713. The Company subleases 280,000 square feet of this 560,000 square foot facility and began using this space in December 2007. This warehouse houses goods for both the wholesale and retail segments. The space is leased through September 2027. An additional administrative office located in Sunrise, Florida is leased through December 2017 and is currently being marketed for sublease.

All of Perfumania’s retail stores are located in leased premises. As of January 29, 2011, the Company had a total of approximately 518,000 leased store square feet with an average store size of 1,438 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 11 to our consolidated financial statements for additional information with respect to our store leases.

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

FISCAL 2010	HIGH	LOW

First Quarter	$9.61	$5.08
Second Quarter	$11.99	$7.01
Third Quarter	$10.00	$7.42
Fourth Quarter	$10.50	$7.86

FISCAL 2009	HIGH	LOW

First Quarter	$5.69	$1.00
Second Quarter	$4.84	$2.02
Third Quarter	$3.57	$1.60
Fourth Quarter	$7.49	$3.22

As of April 22, 2011, there were 42 holders of record, which excluded common stock held in street name.

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

Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Management Overview

The Company was greatly impacted by the recessionary pressures that began in the latter half of fiscal 2008 and have continued into fiscal 2010, including a significant decline in consumer spending. As consumer spending and confidence could remain depressed, the Company has focused on carefully managing those factors within its control, most importantly spending, including reducing its fiscal 2009 and fiscal 2010 capital expenditures, and improved inventory productivity to maximize inventory turns for both wholesale and retail operations. The Company will continue its efforts to improve its retail operations and in-store experience to maximize retail revenues, reduce its cost base and minimize discretionary spending, optimize inventory levels and improve working capital and operating cash flows.

The Company’s net sales decreased 5.1% from $510.9 million in fiscal 2009 to $484.8 million in fiscal 2010, due to decreases in both retail and wholesale sales. Retail sales decreased 4.9% compared to the prior year as a result of decreases in sales for both Perfumania and SOW which were due to the impact of store level promotions and the termination of certain consignment arrangements. Wholesale revenues decreased by 5.5% from the prior year due primarily to less discounting during fiscal 2010 compared with the prior year.

Our operating expenses decreased 1.2% from $176.2 million in fiscal 2009 to $174.1 million in fiscal 2010.

In fiscal 2010, we recorded a $2.5 million claim for refund of federal income taxes as we were able to carry-back a portion of our net operating loss to the previously filed 2007 federal tax return of Model Reorg, Inc. (“Model Reorg”), a predecessor company.

Including $12.9 million of interest expense, we realized a net loss of approximately $3.7 million in fiscal 2010, compared with a net loss of $15.8 million in fiscal 2009.

The following table sets forth selected items from our consolidated statements of operations expressed as a percentage of total net sales for the periods indicated:

PERCENTAGE OF NET SALES

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010
Total net sales	100.0%	100.0%

Total gross profit	37.3	35.0

Selling, general and administrative expenses	33.4	32.1
Asset impairment	0.6	0.5
Depreciation and amortization	1.9	1.9

Total operating expenses	35.9	34.5

Income from operations	1.4	0.5
Interest expense	2.7	3.6

Loss before income taxes	(1.3)	(3.1)
Income tax benefit	(0.5)	—

Net loss	(0.8)%	(3.1)%

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

Due in part to the deteriorating United States economy and resulting decline in retail sales, the Company conducted an internal review of its long-lived assets (primarily leasehold improvements) at the store level in fiscal 2009 and determined that the carrying value of certain assets exceeded their projected future undiscounted cash flows. The Company then determined the fair value of the identified long-lived assets by discounting their projected future cash flows using a rate approximating the Company’s weighted average cost of capital, which resulted in an impairment charge of approximately $2.3 million. The Company conducted a similar review of its long-lived assets at the store level in fiscal 2010 and recorded an impairment charge of approximately $2.2 million. In fiscal 2010, we also recorded an impairment charge of approximately $0.8 million on a building under a capital lease.

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

There was no recorded goodwill as of January 29, 2011 and January 30, 2010. Based on management’s impairment review at January 29, 2011 and January 30, 2010, there was no impairment of trademarks or tradenames in fiscal 2010 or 2009. We will continue to monitor the expected future cash flows of the Company’s reporting units and the long-term market capitalization trends to assess the carrying values of the intangible assets.

Sales and Allowances

Revenue from wholesale transactions is recorded when title passes. Wholesale revenue is recorded net of returns, discounts and allowances. Revenue from retail sales is recorded, net of discounts, at the point of sale for Perfumania stores, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. We record an estimate of returns, discounts and allowances, and review and refine these estimates on a regular basis based on current experience and trends. Our historical estimates of these costs have not differed materially from actual results; however, if the actual rate of sales returns increases significantly, our operating results could be adversely affected.

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

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009

Net Sales:

We recognized net sales of $484.8 million in fiscal 2010, a decrease of 5.1% from the $510.9 million recorded in fiscal 2009. The breakdown of sales between retail and wholesale was as follows:

	For the year ended
	($ in thousands)
	January 29, 2011	Percentage of Sales	January 30, 2010	Percentage of Sales	Percentage Increase (Decrease)

Retail	$327,291	67.5%	$344,295	67.4%	(4.9)%
Wholesale	157,509	32.5%	166,627	32.6%	(5.5)%

Total net sales	$484,800	100.0%	$510,922	100.0%	(5.1)%

Retail sales decreased by 4.9% from $344.3 million in fiscal 2009 to $327.3 million in fiscal 2010. The decrease was due to a decrease in Perfumania’s retail sales of $4.5 million and a decrease in SOW’s consignment sales of $12.5 million.

Perfumania’s retail sales for fiscal 2010 decreased by 1.7% from $265.9 million in 2009 to $261.4 million in fiscal 2010. The average number of stores operated was 367 in both fiscal 2010 and fiscal 2009. Perfumania’s comparable store sales decreased by 1.2% during fiscal 2010. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2010 increased 4.9% from fiscal 2009 while the total number of units sold decreased by 6.2%. The increase in the average retail price per unit sold and the decrease in the number of units sold were due to various store level promotions.

SOW’s consignment sales decreased from $78.4 million in fiscal 2009 to $65.9 million in fiscal 2010. The decrease in SOW’s net sales is due to a decrease in sales to existing customers as well as the termination of several consignment arrangements during fiscal 2010.

The decrease in wholesale sales of $9.1 million is the result of less discounting during fiscal 2010 compared with the prior year, as in fiscal 2009 management focused on reducing inventory levels and offered more promotional pricing resulting in higher sales.

Cost of Goods Sold:

Cost of goods sold, which includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges, decreased 8.5% from $332.1 million in fiscal 2009 to $304.0 million in fiscal 2010. The breakdown between wholesale and retail was as follows:

	For the year ended
	($ in thousands)
	January 29, 2011	January 30, 2010	Percentage Increase (Decrease)

Retail	$184,257	$198,664	(7.3)%
Wholesale	119,694	133,468	(10.3)%

Total cost of goods sold	$303,951	$332,132	(8.5)%

Cost of goods sold decreased by $28.2 million or 8.5%. This decrease was due to decreases in retail and wholesale sales.

Gross Profit:

Gross profit increased 1.2% from $178.8 million in fiscal 2009 to $180.8 million in fiscal 2010. The breakdown between wholesale and retail was as follows:

	For the year ended
	($ in thousands)
	January 29, 2011	January 30, 2010	Percentage Increase (Decrease)

Retail	$143,034	$145,631	(1.8)%
Wholesale	37,815	33,159	14.0%

Total gross profit	$180,849	$178,790	1.2%

Gross profit percentages for the same periods were:

	For the year ended
	January 29, 2011	January 30, 2010

Retail	43.7%	42.3%
Wholesale	24.0%	19.9%
Gross profit margin	37.3%	35.0%

The increase in gross profit resulted from an increase in wholesale gross profit due to less discounting during fiscal 2010 as discussed above, offset by a decrease in retail gross profit due to lower sales volume and gross margins realized by SOW.

Perfumania’s retail gross profit for fiscal 2010 increased by 8.7% to $122.5 million compared with $112.7 million in 2009. For these same periods, Perfumania’s retail gross margins were 46.9% and 42.4%, respectively. The increase in Perfumania’s retail gross margins was due to less promotional activity during fiscal 2010 compared to fiscal 2009.

Operating Expenses:

In fiscal 2010, operating expenses decreased 1.2% from $176.2 million in fiscal 2009 to $174.1 million in fiscal 2010.

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

	For the year ended
	($ in thousands)
	January 29, 2011	January 30, 2010	Percentage Increase (Decrease)

Selling, general and administrative	$162,157	$164,141	(1.2)%
Asset impairment	3,001	2,320	29.4%
Depreciation and amortization	8,909	9,766	(8.8)%

Total operating expenses	$174,067	$176,227	(1.2)%

Income from operations	$6,782	$2,563	164.6%

Selling, general and administrative expenses decreased 1.2% from $164.1 million in fiscal 2009 to $162.2 million in fiscal 2010. Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $0.6 million for both fiscal 2010 and fiscal 2009. These service agreements are described in Note 5 to the consolidated financial statements included in Item 8 of this Form 10-K.

At the end of both fiscal 2010 and fiscal 2009, we conducted an internal review of the Company’s long-lived assets and determined that the carrying value of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of the identified long-lived assets by discounting their future cash flows using a rate approximating the Company’s weighted average cost of capital, which resulted in impairment charges of approximately $2.2 million and $2.3 million in fiscal years 2010 and 2009, respectively. We also recorded an impairment charge of approximately $0.8 million relating to a capital lease on a building during fiscal year 2010.

Depreciation and amortization was approximately $8.9 million in fiscal 2010, compared to $9.8 million in fiscal 2009.

As a result of the foregoing, we recognized income from operations in fiscal 2010 of approximately $6.8 million compared to income from operations in fiscal 2009 of $2.6 million.

Other Expenses:

	For the year ended
	($ in thousands)
	January 29, 2011	January 30, 2010	Percentage Decrease

Interest expense	$12,857	$18,202	(29.4)%

Interest expense was approximately $12.9 million for fiscal 2010 compared with approximately $18.2 million in fiscal 2009. The decrease in interest expense is due primarily to a lower average outstanding balance and a lower overall average interest rate on the Company’s revolving credit facility during fiscal 2010 compared with fiscal 2009, offset by an increase in the amortization of deferred finance costs in fiscal 2010 compared with fiscal 2009. Overall, the interest rates on total variable interest debt decreased by approximately 1.7% during fiscal 2010 as compared to fiscal 2009.

Income Tax Provision:

	For the year ended
	($ in thousands)
	January 29, 2011	January 30, 2010	Percentage Decrease

Income tax (benefit) provision	$(2,351)	$189	(1,343.9)%

Our effective tax rate for fiscal 2010 was a benefit of (38.7%) while the rate for fiscal 2009 was 1.2%. In fiscal 2010, the effective tax rate differed from our federal statutory rate primarily because the Company was able to carryback a portion of its net operating loss to Model Reorg’s previously filed 2007 federal tax return, resulting in a claim for refund of federal income taxes of approximately $2.5 million. In fiscal 2009, the effective tax rates differed from our federal statutory rates primarily due to the impact of recording the valuation allowances described below and non-deductible expenses.

We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carry forwards. We recognize valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. In assessing the likelihood of realization, we consider past taxable income, estimates of future taxable income and tax planning strategies. We performed a comprehensive review of the likely realization of these assets at January 30, 2010, considering the then current broad economic environment and the challenges facing retailers for the foreseeable future. At January 30, 2010 we concluded that it was necessary to record a valuation allowance of $7.0 million, which was reflected as a non-cash charge in the tax provision for fiscal 2009. The Company continues to provide a full valuation allowance on all deferred tax assets.

Net Loss

As a result of the foregoing, we realized a net loss of approximately $3.7 million in fiscal 2010, compared to a net loss of $15.8 million in fiscal 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, information systems enhancements, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the respective revolving credit facilities and notes payable to affiliates.

On January 7, 2011, the Company entered into a new $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). The initial proceeds of the Senior Credit Facility were used to pay amounts incurred in connection with the Company’s previous senior credit facility, which was terminated. The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and certain of the Company’s other subsidiaries have guaranteed all of their obligations thereunder.

The Senior Credit Facility is scheduled to expire on January 7, 2015, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium.

Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible credit card receivables, a specified percentage of the borrowers’ eligible trade receivables and a specified percentage of the borrowers’ eligible inventory from time to time, which may be reduced by the lender in its reasonable discretion. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $25 million for swing line loans (that is, same-day loans from the lead or agent bank).

Interest under the Senior Credit Facility is, at the Company’s election unless an Event of Default exists, at either (i) the highest of a “base rate”, as defined in the agreement or (ii) the LIBOR rate, plus in each case, specified margins that are determined based upon the Company’s excess availability as calculated under the facility from time to time. Interest rate margins for the first six months are set at 2.75% per annum for LIBOR Rate borrowings and 1.75% for base rate borrowings and may range between 0.25% higher and lower thereafter. The Company is also required to pay monthly commitment fees ranging from .50% to .75% per annum of the unused amount of the Senior Credit Facility, depending on the average outstanding balance, and a monthly fee ranging from 2.50% to 3.00% per annum of the outstanding amount of letters of credit based upon its excess availability.

All obligations of the Company under the Senior Credit Facility and under any interest rate protection or other hedging arrangements entered into in connection with the Senior Credit Facility are secured by first priority perfected security interests in all existing and after-acquired personal property and owned real property owned by the Company and its subsidiaries, which are co-borrowers or guarantors, including, without limitation, 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in their subsidiaries.

The Senior Credit Facility imposes customary limitations on the Company’s ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business and on an arms-length basis. The Senior Credit Facility also provides that advances to suppliers by the Company and its subsidiaries for five days or less may not exceed $8 million with respect to all suppliers or $5 million with respect to any one supplier (together with its affiliates) and other advances to suppliers may not exceed $4 million with respect to all suppliers or $3 million with respect to any one supplier (together with its affiliates). In addition, under the Senior Credit Facility, the Company and its subsidiaries must maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. As of January 29, 2011, the Company had $61.9 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.

Any failure to comply with the financial or operating covenants of the Senior Credit Facility or the occurrence of other customary events of default, including a change in control of the Company, would not only prevent the Company and its subsidiaries from being able to borrow additional funds, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. The Company was in compliance with all financial and operating covenants as of January 29, 2011.

As a condition of entering into the Senior Credit Facility, effective January 7, 2011, one of the Company’s subsidiaries executed Amended and Restated Subordinated Promissory Notes amending certain outstanding unsecured subordinated debt obligations. The unsecured debt obligations that are subordinated to the Senior Credit Facility are as follows:

(i) a promissory note in the principal amount of $35 million, held by Quality King (the “QKD Note”), which provides for payment of principal in quarterly installments between April 30, 2015 and July 31, 2018 and payment of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate, as defined in the Senior Credit Facility, plus 1% per annum;

(ii) promissory notes in the aggregate principal amount of approximately $55.4 million, held by six estate trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on April 30, 2015 and payments of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate plus 2% per annum; and

(iii) a convertible note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “Convertible Note”), which allows the holders to convert any or all of the principal and accrued interest into shares of the Company’s common stock at $7.00 per share. This note provides for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%.

Under the Senior Credit Facility, no principal may be paid on any of the QKD Note, the Nussdorf Trust Notes or the Convertible Note until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0.

Net cash used in operating activities during fiscal 2010 was approximately $11.1 million, compared with approximately $121.0 million provided by operating activities during fiscal 2009. Accounts receivable decreased in fiscal 2010 due to the decrease in sales to our wholesale customers. Inventories increased due to management’s efforts to reduce overall retail store and distribution center inventory levels in the prior year. The decrease in accounts payable to both affiliates and non-affiliates is due to the timing of payments to our vendors in fiscal 2010.

Our purchases from related parties (described in detail in Note 5 to our consolidated financial statements) are generally payable in 90 days; however due to the seasonality of our business these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Net cash used in investing activities was approximately $3.0 million in fiscal 2010, compared to $6.3 million in fiscal 2009. Fiscal 2010 investing activities primarily involved spending for renovation of 25 existing stores, and opening three new Perfumania stores and six seasonal locations, as well as information technology enhancements. During fiscal 2009, we purchased three existing retail stores from an unrelated party for $1.5 million. At January 29, 2011, Perfumania operated 360 stores. We plan to open approximately two stores in fiscal 2011 and plan to close approximately 11 stores. We anticipate we will spend approximately $3 million in fiscal 2011 on capital expenditures, which will be used for Perfumania new store construction and remodels, and information technology enhancements. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change.

Net cash provided by financing activities during fiscal 2010 was approximately $13.3 million, compared with net cash used in financing activities of approximately $117.0 million in fiscal 2009. The fiscal 2010 increase in cash provided by financing activities reflects an increase in the balance of the bank line of credit due to the timing of payments to our accounts payable vendors.

A summary of our cash flows for fiscal 2010 and fiscal 2009 is as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010
Summary Cash Flow Information:
Cash (used in) provided by operating activities	$(11,083)	$121,039
Cash used in investing activities	(2,978)	(6,321)
Cash provided by (used in) financing activities	13,346	(116,969)

Decrease in cash	(715)	(2,251)
Cash and cash equivalents at beginning of year	1,951	4,202

Cash and cash equivalents at end of year	$1,236	$1,951

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under our revolving credit facility, our affiliated borrowings and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service in the short and long-term. However, as discussed above, the amount of availability under the Senior Credit Facility depends on our eligible receivables and inventory at any given time, and may be further reduced by our bankers, which could have a material adverse effect on our financial condition and results of operations. Our bankers also would have the right to terminate our Senior Credit Facility if we default on our covenants, which would require us to seek alternative financing in a highly unfavorable credit environment. Furthermore, the state of the national economy may worsen, which would further restrict customers’ ability to purchase fragrance products. Any of these circumstances, as well as any of the matters discussed in “Risk Factors” above, could have a materially adverse effect on our business operations and financial condition, so there can be no assurance that management’s plans and expectations will be successful.

SIGNIFICANT CONTRACTUAL OBLIGATIONS

The following table summarizes the Company’s significant contractual obligations at January 29, 2011. Certain of these contractual obligations are reflected in our consolidated balance sheet at January 29, 2011, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$57,879	$—	$—	$57,879	$—
Notes payable-affiliate	95,739	373	—	95,366	—
Capital lease obligations (2)	9,274	1,424	2,653	2,653	2,544
Operating lease obligations (3)	184,869	28,583	47,803	38,159	70,324
Minimum royalty obligations	5,105	1,785	2,170	1,050	100
Other	213	159	54	—	—

	$353,079	$32,324	$52,680	$195,107	$72,968

(1)	This balance represents principal only as the interest rate is variable and accrues on outstanding balances which vary throughout the year.
(2)	Excludes projected sublease revenue we anticipate receiving on excess facility space.
(3)	Excludes any amounts related to maintenance, taxes, insurance and other charges payable under operating lease agreements due to the future variability of these amounts.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial information and the supplementary data required in response to this Item are as follows:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Perfumania Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Perfumania Holdings, Inc. and Subsidiaries as of January 29, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and Subsidiaries as of January 29, 2011, and their results of operations and cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ J.H. Cohn LLP

Jericho, New York

April 28, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Perfumania Holdings, Inc.

Bellport, New York

We have audited the accompanying consolidated balance sheet of Perfumania Holdings, Inc. and subsidiaries (the “Company”) as of January 30, 2010 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and subsidiaries as of January 30, 2010 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/S/ Deloitte & Touche, LLP

Deloitte & Touche, LLP

Jericho, New York

April 30, 2010

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	January 29, 2011	January 30, 2010
ASSETS:
Current assets:
Cash and cash equivalents	$1,236	$1,951
Accounts receivable, net of allowances of $525 and $335, as of January 29, 2011 and January 30, 2010, respectively	20,305	25,382
Inventories	224,645	216,038
Prepaid expenses and other current assets	9,769	11,902

Total current assets	255,955	255,273

Property and equipment, net	28,050	35,882
Other assets, net	16,467	15,430

Total assets	$300,472	$306,585

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Revolving credit facility	$—	$40,012
Accounts payable	25,789	35,017
Accounts payable-affiliates	14,787	35,277
Accrued expenses and other liabilities	16,734	18,068
Current portion of notes payable-affiliate	373	640
Current portion of obligations under capital leases and other long-term debt	1,232	1,147

Total current liabilities	58,915	130,161

Revolving credit facility	57,879	—
Notes payable-affiliates	95,366	95,739
Long-term portion of obligations under capital leases	1,773	2,034
Other long-term liabilities	26,031	14,560

Total liabilities	239,964	242,494

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized as of January 29, 2011 and January 30, 2010, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 9,865,000 and 9,864,666 shares issued and outstanding as of January 29, 2011 and January 30, 2010, respectively	99	99
Additional paid-in capital	125,186	125,045
Accumulated deficit	(56,200)	(52,476)
Treasury stock, at cost, 898,249 shares as of January 29, 2011 and January 30, 2010	(8,577)	(8,577)

Total shareholders’ equity	60,508	64,091

Total liabilities and shareholders’ equity	$300,472	$306,585

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share amounts)

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010

Net sales	$484,800	$510,922
Cost of goods sold	303,951	332,132

Gross profit	180,849	178,790

Operating expenses:
Selling, general and administrative expenses	162,157	164,141
Asset impairment	3,001	2,320
Depreciation and amortization	8,909	9,766

Total operating expenses	174,067	176,227

Income from operations	6,782	2,563
Interest expense	12,857	18,202

Loss before income tax provision	(6,075)	(15,639)
Income tax (benefit) provision	(2,351)	189

Net loss	$(3,724)	$(15,828)

Net loss per common share:
Basic and diluted	$(0.42)	$(1.77)

Weighted average number of common shares outstanding:

Basic and diluted	8,966,612	8,966,417

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total

Balance at January 31, 2009	9,864,666	$99	$125,007	$(36,648)	898,249	$(8,577)	$79,881

Share based compensation expense	—	—	38	—	—	—	38

Net loss	—	—	—	(15,828)	—	—	(15,828)

Balance at January 30, 2010	9,864,666	99	125,045	(52,476)	898,249	(8,577)	64,091

Share based compensation expense	—	—	139	—	—	—	139

Exercise of stock options	334	—	2	—	—	—	2

Net loss	—	—	—	(3,724)	—	—	(3,724)

Balance at January 29, 2011	9,865,000	$99	$125,186	$(56,200)	898,249	$(8,577)	$60,508

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010

Cash flows from operating activities:
Net loss	$(3,724)	$(15,828)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Asset impairment	3,001	2,320
Loss on disposals of property and equipment	556	—
Depreciation and amortization	8,909	9,766
Amortization of deferred financing costs	2,397	1,826
Provision (recovery) for losses on accounts receivable	172	(94)
Share based compensation	139	38
Change in operating assets and liabilities:
Accounts receivable	4,905	3,747
Inventories	(8,607)	85,845
Prepaid expenses and other assets	591	(3,920)
Accounts payable-non affiliates	(9,228)	6,183
Accounts payable-affiliates	(20,490)	23,108
Accrued expenses and other liabilities	10,296	8,048

Net cash (used in) provided by operating activities	(11,083)	121,039

Cash flows from investing activities:
Additions to property and equipment	(2,978)	(4,821)
Other investing activities	—	(1,500)

Net cash used in investing activities	(2,978)	(6,321)

Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	17,867	(113,371)
Repayments on affiliated notes payable	(640)	(640)
Payments of long-term debt and other	(159)	(159)
Deferred financing costs	(2,691)	(1,875)
Principal payments under capital lease obligations	(1,033)	(924)
Proceeds from exercise of stock options	2	—

Net cash provided by (used in) financing activities	13,346	(116,969)

Net decrease in cash	(715)	(2,251)
Cash and cash equivalents at beginning of year	1,951	4,202

Cash and cash equivalents at end of year	$1,236	$1,951

Supplemental Information:

Cash paid during the period for:
Interest	$3,990	$8,414
Income taxes	$674	$195

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS

On August 11, 2008, Perfumania Holdings, Inc. (formerly, E Com Ventures, Inc. or “E Com”) (the “Company”) completed its acquisition of Model Reorg, Inc. (“Model Reorg”) when the Company issued 5,900,000 shares of its common stock and warrants to purchase an additional 1,500,000 shares of its common stock in exchange for the shares of Model Reorg, and Model Reorg merged into the Company’s wholly owned subsidiary, Model Reorg Acquisition LLC (“Model Acquisition”) (the “Merger”). Perfumania Holdings, Inc., a Florida corporation, performs all of its operations through five wholly-owned subsidiaries, Quality King Fragrance, Inc. (“QFG”), Five Star Fragrance Company, Inc. (“Five Star”), Scents of Worth (“SOW”), Perfumania, Inc. (“Perfumania”), and Perfumania.com, Inc. (“Perfumania.com”).

The Company’s wholesale business, which is conducted through its subsidiary, QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Nordstrom Rack, Marshalls, Target, Ross Stores and CVS. The Company’s manufacturing division is operated by another subsidiary, Five Star, which owns and licenses designer and other fragrance brands, paying royalties to the licensors based on a percentage of sales. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and which is sold exclusively in Perfumania’s retail stores. Five Star’s owned and licensed brands are sold principally through the Company’s wholesale business, SOW’s consignment business, and Perfumania’s retail stores. All manufacturing operations are outsourced to third party manufacturers. Five Star’s sales and results of operations are not significant to the Company’s results on a consolidated basis and are included within the Company’s wholesale business for reporting purposes.

The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) Perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of January 29, 2011, Perfumania operated a chain of 360 retail stores, including three seasonal locations, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States and Puerto Rico. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, SYMS, Loehmann’s, Daffy’s and K&G.

There were no customers who accounted for more than 10% of net sales in fiscal 2010 or 2009.

OTHER MATTERS - LIQUIDITY ENHANCEMENT

In January 2011, the Company entered into a new $225 million Senior Credit Facility (the “Senior Credit Facility”) (see Note 6). The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Senior Credit Facility will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Senior Credit Facility will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending; and the Company’s ability to comply with financial and other covenants included in the Senior Credit Facility.

The Company has incurred substantial indebtedness to fund its business. If the Company does not have a sufficient borrowing base at any given time, borrowing availability under the Senior Credit Facility may not be sufficient to support liquidity needs. Insufficient borrowing availability under the Senior Credit Facility would have a material adverse effect on the Company’s financial condition and results of operations. If the Company were unable to comply with the requirements in the Senior Credit Facility, it would be unable to borrow under such agreement and any amounts outstanding would become immediately due and payable, which would have a material adverse effect on the Company’s financial condition, results of operations and liquidity. If we need to raise additional funds to support our operations, we may not be able to do so on favorable terms, or at all. Without such funding, we may need to modify or abandon our growth strategy or eliminate product offerings, either of which could negatively impact our financial position.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:

FISCAL YEAR END

The Company’s fiscal year end ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner consistent with general retail reporting practices and the financial reporting needs of the Company. In the accompanying Notes, fiscal 2010 refers to the fiscal year beginning January 31, 2010 and ending January 29, 2011 and fiscal 2009 refers to the fiscal year beginning February 1, 2009 and ending January 30, 2010.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying consolidated financial statements relate to the valuation of accounts receivable and inventory balances, self-insured health care accruals, long-lived asset impairments and estimated useful lives of property and equipment and deferred tax assets. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS

All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits.

ACCOUNTS RECEIVABLE

The Company’s accounts receivable consist primarily of trade receivables due from wholesale sales. Also included are credit card receivables and receivables due from consignment sales relating to the Company’s retail business segment. Generally, there are three to four days of retail sales transactions outstanding with third-party credit card vendors and approximately one to two weeks of consignment retail sales at any point in time. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions.

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

PROPERTY AND EQUIPMENT

Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation for property and equipment, which includes assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including one stated renewal period that is reasonably assured, or the estimated useful lives of the improvements, generally ten years, with the exception of the improvements on the corporate office and warehouse in Bellport, New York which has a lease term of twenty years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are reflected in operations. See Note 4.

INTANGIBLE ASSETS

Intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives are recorded at cost and are amortized over their respective lives to their estimated residual values and are also reviewed for impairment when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand.

GIFT CARDS

Upon the purchase of a gift card by a retail customer, a liability is established for the cash value of the gift card. The liability is included in accrued expenses and other liabilities. The liability is relieved and revenue is recognized at the time of the redemption of the gift card. Over time, some portion of gift cards issued is not redeemed. If this amount is determined to be material to the Company’s consolidated financial statements, it will be recorded as a reduction of selling, general and administrative expenses, when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (often referred to as gift card breakage). No gift card breakage has been recorded in the consolidated statements of operations for any year presented in these financial statements. Gift cards issued by the Company do not have expiration dates.

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

REVENUE RECOGNITION

Revenue from wholesale transactions is recognized when title passes, which occurs either upon shipment of products or delivery to the customer. Revenue from retail sales is recorded, net of discounts, at the point of sale for Perfumania stores, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. Shipping and handling revenue from our Internet sales is included as a component of net sales. Revenues are presented net of any taxes collected from customers and remitted to government agencies. Revenue from gift cards is recognized at the time of redemption. Returns of store and Internet sales are allowed within 30 days of purchase.

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

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

Selling, general and administrative expenses include payroll and related benefits for our store operations, field management, distribution center, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, professional fees and other administrative expenses.

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

Accounting standards prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See further discussion at Note 7.

BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share includes, in periods in which they are dilutive, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years.

Basic and diluted net loss per common share are computed as follows:

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010
	($ in thousands, except share amounts)

Net loss - basic and diluted	$(3,724)	$(15,828)

Denominator:
Weighted average number of shares for basic and dilutive net loss per share	8,966,612	8,966,417

Basic and diluted net loss per common share	$(0.42)	$(1.77)

In fiscal 2010 and 2009, 2,419,912 and 2,406,100 potential shares of common stock, respectively, relating to stock option awards, warrants and a convertible note were excluded from the diluted loss per share calculation, because the effect of including these potential shares was antidilutive due to net losses reported in each year.

ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS

The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Note 4 for a discussion of impairment charges for long-lived assets recorded in fiscal 2010 and 2009.

SHARE BASED COMPENSATION

Share based compensation expense is recognized on a straight-line basis over the requisite service period. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. See further discussion at Note 9.

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

ADVERTISING COSTS

Advertising expense for fiscal 2010 and fiscal 2009 was approximately $2.9 million and $3.8 million, respectively, and is charged to expense when incurred. We periodically receive cooperative advertising allowances and credits from certain vendors. The aggregate amount of such allowances and credits is immaterial to our results of operations.

RENT EXPENSE

The Company leases retail stores as well as a corporate office and distribution center under operating leases. Minimum rental expenses are recognized over the term of the lease on a straight-line basis. For purposes of recognizing minimum rental expenses, the Company uses the date when possession of the leased space is taken from the landlord, which includes a construction period of approximately two months prior to store opening. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in accrued expenses on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair values of the Company’s assets and liabilities that qualify as financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued expenses, are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The reported amounts of long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update to amend and clarify existing guidance related to fair value measurements and disclosures. This guidance adds new requirements for disclosures related to transfers into and out of Level 1 and Level 2 and requires separate disclosure of purchases, sales, issuances, and settlements related to Level 3 measurements. It also clarifies guidance around disaggregation and disclosures of inputs and valuation techniques used to measure fair value. We adopted the provisions of this accounting standards update effective January 31, 2010 except for the requirements related to Level 3 disclosures, which are effective for annual and interim periods beginning after December 15, 2010. The adoption of this guidance did not have a material effect on the Company’s consolidated results of operations, financial position or cash flows, and we do not expect the adoption of the remaining disclosure requirements to impact our financial statements or results.

NOTE 3 - INTANGIBLE ASSETS

The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying consolidated balance sheets as of January 29, 2011 and January 30, 2010:

		January 29, 2011			January 30, 2010
	Useful Life	Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(years)	Cost	Amortization	Value	Cost	Amortization	Value

Tradenames	7-20	$9,408	$6,000	$3,408	$10,559	$6,770	$3,789
Favorable leases	1-7	886	232	654	1,350	316	1,034
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500

		$18,794	$6,232	$12,562	$20,409	$7,086	$13,323

There was no recorded goodwill as of January 29, 2011 or January 30, 2010.

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The fair values are estimated and compared to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. Included in other assets, net, on the accompanying consolidated balance sheets as of January 29, 2011 and January 30, 2010 are $8.5 million related to the value of the Perfumania tradename, and $3.4 million and $3.8 million, respectively, for trademarks and licenses of Five Star.

Favorable leases resulted from the April 2009 asset purchase of three fragrance retail stores from an unrelated party. The Company’s consolidated statement of operations for fiscal 2009 includes the results of operations of these stores from the date of acquisition. The total purchase price was not material to the Company’s consolidated results. The favorable leases are being amortized over the remaining lives of the respective store leases. As of January 29, 2011, the leases for two of the stores have matured and the favorable lease and related accumulated amortization balances have been written off. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the remaining store.

During the fourth quarters of fiscal 2010 and 2009, the Company completed its annual impairment testing of non-amortizing intangible assets and concluded that there was no impairment of these assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying consolidated statements of operations, and amounted to approximately $0.8 million and $1.1 million for fiscal years 2010 and 2009, respectively. The weighted average amortization periods for the remaining tradenames with finite lives and for favorable leases are 16.9 years and 7.0 years, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2011	$507
2012	500
2013	476
2014	476
2015	476
Thereafter	1,627

$4,062

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of (in thousands):

			Estimated Useful Lives
	January 29, 2011	January 30, 2010	(In Years)
Buildings and improvements	$26,240	$29,181	Lesser of useful life or lease term
Furniture and fixtures	21,687	20,473	5-7
Machinery and equipment	3,915	4,467	5-7

	51,842	54,121

Less:
Accumulated depreciation	(23,792)	(18,239)

	$28,050	$35,882

Depreciation and amortization expense on property and equipment for fiscal 2010 and fiscal 2009 was $8.1 million and $8.7 million, respectively which included depreciation expense relating to building and equipment under capital leases of $0.5 and $0.6 million, respectively. Accumulated depreciation for building and equipment under capital leases was $1.3 million as of January 29, 2011 and $0.8 million at January 30, 2010. Net assets under capital leases were $3.1 million and $3.5 million at January 29, 2011 and January 30, 2010, respectively.

During fiscal 2010 and 2009, the Company recorded non-cash impairment charges of approximately $2.2 million and $2.3 million, respectively, to reduce the net carrying value of certain retail store assets (primarily leasehold improvements) to their estimated fair value, which was determined based on discounted expected future cash flows. Lower than expected operating cash flow performance relative to the affected assets and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable. The Company also recorded a non-cash impairment charge of $0.8 million on a building under a capital lease during the fourth quarter of fiscal 2010 due to a change in anticipated sublease revenue. These asset impairment charges are included in asset impairment in the accompanying consolidated statements of operations.

See Note 11 for further discussion of capital leases.

NOTE 5 - RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of January 29, 2011, excluding shares issuable upon conversion of the Warrants discussed in Note 9 or the Convertible Note discussed in Note 6, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is an executive of Quality King.

See Note 6 for discussion of notes payable to affiliates.

Effective August 1, 2008, the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz, with interest at 4%, in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011. Under a related stockholder agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long term notes payable - affiliate as of January 29, 2011 and January 30, 2010, in the amounts of $0.4 million and $1.0 million, respectively, on the accompanying consolidated balance sheets.

Transactions with Affiliated Companies

Glenn Nussdorf beneficially owns approximately 10.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a publicly traded manufacturer and distributor of prestige fragrances and beauty products. The Company has historically purchased merchandise from Parlux. Glenn Nussdorf also has an ownership interest in Lighthouse Beauty Marketing, LLC and Lighthouse Beauty, LLC, both of which are manufacturers and distributors of prestige fragrances. Starting in fiscal 2010, the Company began purchasing merchandise from both entities. Starting in fiscal 2009, the Company has also purchased merchandise from Quality King. The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying consolidated balance sheets. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity. Transactions with these related companies during fiscal 2010 and 2009 were as follows:

	Total Purchases	Total Purchases
	Fiscal Year Ended	Fiscal Year Ended	Balance Due	Balance Due
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
	(in thousands)

Parlux	$45,679	$31,671	$14,015	$15,891
Quality King	3,529	18,064	—	19,386
Lighthouse Beauty Marketing, LLC	1,725	—	318	—
Lighthouse Beauty, LLC	7,663	—	406	—

	$58,596	$49,735	$14,739	$35,277

Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2010, total payments to GSN for transportation services provided were approximately $0.2 million. The amount due to GSN at January 29, 2011 was less than $0.1 million and is included in accounts payable-affiliates in the accompanying consolidated balance sheets.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as the Company’s principal offices. As of January 29, 2011, the monthly current sublease payments are approximately $205,000 and increase by 3% annually. Total payments by the Company to Quality King in fiscal 2010 and 2009 for this sublease were approximately $2.5 million and $2.4 million, respectively.

The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During both fiscal 2010 and 2009, the expenses charged under these arrangements to the Company were $0.6 million.

NOTE 6 -	REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliates consist of the following:

	January 29, 2011	January 30, 2010
	(in thousands)

Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$57,879	$40,012
Subordinated convertible note payable-affiliates	5,000	5,000
Subordinated non-convertible notes payable-affiliates	90,739	91,379

	153,618	136,391
Less current portion	(373)	(40,652)

Total long-term debt	$153,245	$95,739

On January 7, 2011, the Company entered into a new $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”). The initial proceeds of the Senior Credit Facility were used to pay amounts incurred in connection with the Company’s previous senior credit facility. The Senior Credit Facility is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and certain of the Company’s other subsidiaries have guaranteed all of the obligations thereunder.

The Senior Credit Facility is scheduled to expire on January 7, 2015, when all amounts will be due and payable in full. The Senior Credit Facility does not require amortization of principal and may be paid before maturity in whole or in part at the Company’s option without penalty or premium.

Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible credit card receivables, a specified percentage of the borrowers’ eligible trade receivables and a specified percentage of the borrowers’ eligible inventory from time to time, which may be reduced by the lender in its reasonable discretion. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $25 million for swing line loans (that is, same-day loans from the lead or agent bank).

Interest under the Senior Credit Facility is, at the Company’s election unless an Event of Default exists, at either (i) the highest of a “base rate”, as defined in the agreement or (ii) the LIBOR rate, plus in each case, specified margins that are determined based upon the Company’s excess availability as calculated under the facility from time to time. Interest rate margins for the first six months are set at 2.75% per annum for LIBOR Rate borrowings and 1.75% for base rate borrowings and may range between 0.25% higher and lower thereafter. The Company is also required to pay monthly commitment fees ranging from .50% to .75% per annum of the unused amount of the Senior Credit Facility, depending on the average outstanding balance, and a monthly fee ranging from 2.50% to 3.00% per annum of the outstanding amount of letters of credit based upon its excess availability.

All obligations of the Company under the Senior Credit Facility and under any interest rate protection or other hedging arrangements entered into in connection with the Senior Credit Facility are secured by first priority perfected security interests in all existing and after-acquired personal property and owned real property owned by the Company and its subsidiaries, which are co-borrowers or guarantors, including, without limitation, 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in their subsidiaries.

The Senior Credit Facility imposes customary limitations on the Company’s ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business and on an arms-length basis. The Senior Credit Facility also provides that advances to suppliers by the Company and its subsidiaries for five days or less may not exceed $8 million with respect to all suppliers or $5 million with respect to any one supplier (together with its affiliates) and other advances to suppliers may not exceed $4 million with respect to all suppliers or $3 million with respect to any one supplier (together with its affiliates). In addition, under the Senior Credit Facility, the Company and its subsidiaries must maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. As of January 29, 2011, the Company had $61.9 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.

Any failure to comply with the financial or operating covenants of the Senior Credit Facility or the occurrence of other customary events of default, including a change in control of the Company, would not only prevent the Company and its subsidiaries from being able to borrow additional funds, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. The Company was in compliance with all financial and operating covenants as of January 29, 2011.

As a condition of entering into the Senior Credit Facility, effective January 7, 2011, one of the Company’s subsidiaries executed Amended and Restated Subordinated Promissory Notes amending certain outstanding unsecured subordinated debt obligations. The unsecured debt obligations that are subordinated to the Senior Credit Facility are as follows:

(i) a promissory note in the principal amount of $35 million, held by Quality King (the “QKD Note”), which provides for payment of principal in quarterly installments between April 30, 2015 and July 31, 2018 and payment of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate, as defined in the Senior Credit Facility, plus 1% per annum;

(ii) promissory notes in the aggregate principal amount of approximately $55.4 million, held by six estate trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on April 30, 2015 and payments of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate plus 2% per annum; and

(iii) a convertible note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “Convertible Note”), which allows the holders to convert any or all of the principal and accrued interest into shares of the Company’s common stock at $7.00 per share. This note provides for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%.

Under the Senior Credit Facility, no principal may be paid on any of the QKD Note, the Nussdorf Trust Notes or the Convertible Note until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0.

Interest expense on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $5.7 million and $7.9 million for fiscal 2010 and 2009, respectively, and is included in interest expense on the accompanying consolidated statements of operations for fiscal 2010 and 2009. No payments of principal have been made on any of these Notes. Accrued interest payable at January 29, 2011 and January 30, 2010, respectively, on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $16.5 million and $10.9 million and is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 29, 2011 and January 30, 2010, respectively.

Maturities of the Company’s revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliates as of January 29, 2011 are as follows:

Fiscal Year	Maturities
(in thousands)

2011	$373
2012	—
2013	—
2014	57,879
2015	95,366

Total	$153,618

NOTE 7 - ACCOUNTING FOR INCOME TAXES

The income tax (benefit) provision is comprised of the following amounts (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010
Current:
Federal	$(2,447)	$—
State and local	96	189

	(2,351)	189

Deferred:
Federal	—	—
State and local	—	—
Foreign	—	—

	—	—

Income tax (benefit) provision	$(2,351)	$189

The income tax (benefit) provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010
Benefit at federal statutory rates	$(2,126)	$(5,474)
Non-deductible expenses	24	31
Change in valuation allowance	(1,018)	6,978
State taxes	510	(822)
General reserves and other	259	(524)

Income tax (benefit) provision	$(2,351)	$189

Net deferred tax liabilities, which are included in other long-term liabilities on the accompanying consolidated balance sheets as of January 29, 2011 and January 30, 2010, reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

	January 29, 2011	January 30, 2010
Assets:
Net operating loss and tax credit carry forwards	$5,949	$10,205
Puerto Rico net operating loss carry forwards	1,731	1,708
Inventories	2,415	2,020
Property and equipment	9,687	9,074
Accounts receivable allowances	253	134
Goodwill and intangibles	1,060	1,309
Self-insured reserves and other	4,361	2,024

Total deferred tax assets	25,456	26,474
Valuation allowance	(25,456)	(26,474)

Net deferred tax assets	—	—
Liabilities:
Tradename	(3,400)	(3,400)

Net deferred tax liabilities	$(3,400)	$(3,400)

Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment resulting from the decline in general economic conditions and consumer confidence in fiscal 2008, and the uncertainty as to when conditions will improve sufficiently enough to enable the Company to utilize its deferred tax assets, the Company established a full valuation allowance against its deferred tax assets, recording a non-cash charge of approximately $19.5 million in fiscal 2008. The lack of practical tax-planning strategies available in the short term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s federal and state net deferred tax assets was necessary. In fiscal 2010 and 2009, the valuation allowance decreased by approximately $1.0 million and increased by approximately $7.0 million, respectively.

As of January 29, 2011 and January 30, 2010, the Company had a deferred tax liability of approximately $3.4 million related to a tradename. Due to the uncertainty of when this deferred tax liability will be recognized, the Company was not able to offset its total deferred tax assets with this deferred tax liability.

Based on available evidence, management concluded that a full valuation allowance should be maintained against the Company’s deferred tax assets as of January 29, 2011. If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carry-forward period, the Company would be allowed to reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.

In the most recently filed consolidated federal tax return, the Company was able to carryback a portion of its net operating loss to Model Reorg’s previously filed 2007 federal tax return. The carry-back resulted in a claim for refund of federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. The claim for refund is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of January 29, 2011.

As of January 20, 2011, the Company’s United States and Puerto Rico net operating loss carryforwards which approximate $14.0 million and $1.7 million, respectively, begin to expire in fiscal years 2024 and 2011, respectively.

Accounting standards prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting standards also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of January 29, 2011 and January 30, 2010, there was a liability of $0.7 million and $0.6 million, respectively, recorded for income tax associated with unrecognized tax benefits.

The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties as of January 29, 2011 and January 30, 2010 were $0.4 million and $0.3 million, respectively.

The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010
Unrecognized tax benefits	$666	$632
Portion if recognized would reduce tax expense and effective rate	666	632
Accrued interest on unrecognized tax benefits	254	203
Accrued penalties on unrecognized tax benefits	142	142

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010
Balance at beginning of year	$632	$523
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	34	109

Balance at end of year	$666	$632

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

NOTE 8 - FAIR VALUE MEASUREMENTS

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions

As of January 29, 2011, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of January 29, 2011 and January 30, 2010:

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 29, 2011	Level 1	Level 2	Level 3	Total Losses - Year Ended January 29, 2011
Property and Equipment (in thousands)	$3,035	$—	$—	$3,035	$3,001

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 30, 2010	Level 1	Level 2	Level 3	Total Losses - Year Ended January 30, 2010
Property and Equipment (in thousands)	$281	$—	$—	$281	$2,321

In fiscal 2010, the Company recorded a non-cash impairment charge of approximately $3.0 million to reduce the net carrying value of certain retail store assets and a capital lease on a building to their estimated market value, which was based on discounted estimated future cash flows. In fiscal 2009, the Company recorded a similar charge of approximately $2.3 million related to certain retail stores.

There were no non-financial liabilities outstanding as of January 29, 2011 and January 30, 2010.

NOTE 9 - SHAREHOLDERS’ EQUITY

PREFERRED STOCK

The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 29, 2011, no preferred stock had been issued.

TREASURY STOCK

From time to time, the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of January 29, 2011, the Company had repurchased 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2010 or fiscal 2009.

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

STOCK OPTION PLANS

On October 8, 2010, the Company’s shareholders approved the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). The Company’s Board of Directors had previously adopted the 2010 Plan. The 2010 Plan provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company has reserved 1,000,000 shares of common stock for issuance. This number will automatically increase on the first trading day of each fiscal year, beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year. The Company previously had two stock option plans which expired on October 31, 2010. No equity awards will be granted after this date under these plans, although the 191,292 options previously granted and outstanding as of this date will remain outstanding until they are either exercised or forfeited or they expire. As of January 29, 2011, 15,000 stock options have been granted to the Independent Board Members pursuant to the 2010 Plan. A summary of the Company’s option activity, and related information for the fiscal year ended January 29, 2011 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
				(in thousands)

Outstanding as of January 30, 2010	191,814	$9.92
Granted	15,000	8.46
Exercised	(334)	4.79
Forfeited	(854)	5.55

Outstanding as of January 29, 2011	205,626	$9.84	6.1	$244

Vested and expected to vest as of January 29, 2011	194,293	$10.13	5.7	$210

Exercisable as of January 29, 2011	66,781	$4.79	7.5	$210

The fair value for stock options issued during fiscal 2010 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions.

Fiscal Year Ended
January 29, 2011
Expected life (years)	5
Expected stock price volatility	139.0%
Risk-free interest rates	1.2%
Expected dividend yield	0.0%

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

The weighted average estimated fair values of options granted during fiscal years 2010 and 2009 were $7.47 and $3.58 per share, respectively. The fair value of options that vested during fiscal years 2010 and, 2009 was approximately $139,000 and $38,000, respectively. As of January 29, 2011, there was $20,000 of total unrecognized compensation expense related to stock options that will vest and be recognized in fiscal 2011. The aggregate intrinsic value of options exercised during fiscal 2010 was $2,000. There were no stock options exercised in fiscal 2009.

See consolidated statements of shareholders’ equity in these financial statements for activity in shareholders’ equity accounts.

NOTE 10 - EMPLOYEE BENEFIT PLANS

The Company has a 401(k) Savings and Investment Plan (the “Plan”) for its various subsidiaries. Pursuant to the Plan, the participants may make contributions to the Plan in varying amounts from 1% to 100% of total compensation, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the Plan, and the Company’s matching contributions vest over a one to four year period. The Company did not match contributions to the Plan during fiscal 2010 and 2009.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Medical insurance

The Company self-insures employees for employee medical benefits under the Company’s group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $100,000 and for annual Company medical claims which exceed approximately $3.4 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of January 29, 2011. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at January 29, 2011 and January 30, 2010 was approximately $0.5 million and $0.2 million, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

Leases and retail store rent

Total rent expense for warehouse space and equipment charged to operations for fiscal 2010 and fiscal 2009 was $3.3 million and $3.2 million, respectively. This includes payments of warehouse rent to Quality King.

In January 2008, the Company began subleasing office and warehouse facility from Quality King in Bellport, New York at a rate which is currently $2.5 million per year with an annual escalation of 3%. This sublease expires December 2027.

The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.

Retail store rent expense in fiscal 2010 and 2009 were as follows (in thousands):

	Fiscal Year Ended	Fiscal Year Ended
	January 29, 2011	January 30, 2010

Minimum rentals	$28,995	$28,407

Contingent rentals	894	954

Total	$29,889	$29,361

Aggregate future minimum rental payments under the above operating leases at January 29, 2011 are payable as follows (in thousands):

Fiscal Year
2011	$28,583
2012	25,456
2013	22,347
2014	20,045
2015	18,114
Thereafter	70,324

$184,869

The Company’s capitalized leases are for an office and distribution facility in Sunrise, Florida, warehouse equipment and computer hardware and software. The lease for the Florida facility expires December 2017 with monthly rent of approximately $104,000 during the remaining term of the lease. We currently have excess facility space consisting of the office and distribution space in Sunrise, Florida. The capital lease liability for this lease has been recorded as the net present value of the contractual lease payments less the amount for which we expect to be able to sublease the facility. The estimated sublease revenue was determined based upon a review of real estate market conditions, projections for sublease revenue and assumptions regarding the timing of sublease commencement, and with the assistance of a commercial real estate broker. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 29, 2011 (in thousands):

Fiscal Year
2011	$1,424
2012	1,326
2013	1,327
2014	1,326
2015	1,327
Thereafter	2,544

Total future minimum lease payments	9,274
Less: Amount representing projected sublease revenue	(5,301)
Less: Amount representing interest	(1,127)

Present value of minimum lease payments	2,846
Less: Current portion	(1,073)

$1,773

Royalties

The Company is party to eight license agreements with unaffiliated licensors. Royalty expense was $2.0 million and $2.3 million for fiscal 2010 and fiscal 2009, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at January 29, 2011 are payable as follows (in thousands):

Fiscal Year
2011	$1,785
2012	1,285
2013	885
2014	775
2015	275
Thereafter	100

$5,105

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

NOTE 12 - SEGMENT INFORMATION

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

	Fiscal Year Ended January 29, 2011	Fiscal Year Ended January 30, 2010
	($ in thousands)
Net sales:
Retail	$327,291	$344,295
Wholesale	157,509	166,627

	$484,800	$510,922

Gross profit:
Retail	$143,034	$145,631
Wholesale	37,815	33,159

	$180,849	$178,790

	January 29, 2011	January 30, 2010
Total assets:
Wholesale	$324,726	$304,935
Retail	246,961	230,935

	571,687	535,870
Eliminations (a)	(271,215)	(229,285)

Consolidated assets	$300,472	$306,585

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

See Note 1 for disclosure of sales to significant customers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at January 29, 2011.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial

Officer, assessed the effectiveness of our internal control over financial reporting as of January 29, 2011, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of January 29, 2011, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2010 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Our executive officers are:

Michael W. Katz — Age 63. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Model and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg before the Merger. Mr. Katz is a Certified Public Accountant.

Donna Dellomo — Age 46. Ms. Dellomo has been our Chief Financial Officer since the Merger. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Ms. Dellomo is a Certified Public Accountant.

Stephen Nussdorf — Age 60. Mr. Nussdorf was appointed Chairman of our Board of Directors in February 2004 and Executive Chairman of the Board of Directors in April 2011. In his capacity as Executive Chairman of the Board of Directors, Mr. Nussdorf oversees various operational matters of the Company. Mr. Nussdorf is also an executive officer of Quality King, and he was, until the Merger, President and a Director of Model Reorg. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served in various capacities in all divisions of their businesses.

Information regarding our directors and corporate governance is incorporated herein by reference to the information responsive thereto contained in the sections of the Proxy Statement for our 2011 Annual Meeting of Shareholders titled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

Information with respect to director and executive officer compensation is incorporated herein by reference to the information contained in the sections of the Proxy Statement for our 2011 Annual Meeting of Shareholders titled “Director Compensation” and “Executive Compensation and Related Matters.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information with respect to security ownership of certain beneficial owners and management is incorporated herein by reference to the information contained in the section of the Proxy Statement for our 2011 Annual Meeting of Shareholders titled “Security Ownership of Certain Beneficial Owners and Management.”

The following table sets forth information as of January 29, 2011, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by stockholders	194,293	$10.13	985,000
Equity compensation plans not approved by stockholders	—	—	—

Total	194,293	$10.13	$985,000

On October 8, 2010, the Company’s shareholders approved the Company’s 2010 Equity Incentive Plan (the “2010 Plan”). The Company’s Board of Directors had previously adopted the 2010 Plan. The 2010 Plan provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company has reserved 1,000,000 shares of common stock for issuance. This number will automatically increase on the first trading day of each fiscal year, beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year. The Company previously had two stock option plans which expired on October 31, 2010. No equity awards will be granted after this date under these plans, although the 191,292 options previously granted and outstanding as of this date will remain outstanding until they are either exercised or forfeited or they expire.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information with respect to such relationships and related transactions, and director independence, is incorporated herein by reference to the information contained in the sections of the Proxy Statement for our 2011 Annual Meeting of Shareholders titled “Board of Directors Committee and Director Independence” and “Certain Relationships and Related Party Transactions.”

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information with respect to our auditors is incorporated herein by reference to the information contained in the section of the Proxy Statement for our 2011 Annual Meeting of Shareholders titled “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

An index to financial statements for the fiscal periods ended January 29, 2011 and January 30, 2010 appears on page 22.

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

Date: April 28, 2011

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ MICHAEL W. KATZ	President and Chief Executive Officer	April 28, 2011
Michael W. Katz	(Principal Executive Officer)

/S/ STEPHEN NUSSDORF	Executive Chairman of the Board of Directors	April 28, 2011
Stephen Nussdorf

/S/ DONNA DELLOMO	Chief Financial Officer	April 28, 2011
Donna Dellomo	(Principal Accounting Officer)

/S/ CAROLE ANN TAYLOR	Director	April 28, 2011
Carole Ann Taylor

/S/ JOSEPH BOUHADANA	Director	April 28, 2011
Joseph Bouhadana

/S/ PAUL GARFINKLE	Director	April 28, 2011
Paul Garfinkle

EXHIBIT	DESCRIPTION

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833)).

4.1	Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.2	Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.3	Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.4	Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.5	Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.

4.6	Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.

4.7	Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc.

4.8	Nussdorf Subordinated Secured Convertible Note and Security Agreement dated March 9, 2004, with Amendments dated as of January 24, 2006 and August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K filed July 2, 2009).

4.9	Subordination Agreement dated as of January 7, 2011, among Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, and Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement.

4.10	Subordination Agreement dated as of January 7, 2011, among Quality King Distributors, Inc., and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement.

4.11	Subordination Agreement dated as of January 7, 2011, among the Company, Stephen Nussdorf, Glenn Nussdorf, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement.

4.12	Form of Warrant issued to the former Model Reorg, Inc. shareholders on August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed December 17, 2008).

10.1	2010 Equity Incentive Plan (Incorporated by reference to Appendix A to the Company’s Proxy Statement filed September 23, 2010).*

10.2	2000 Stock Option Plan, as amended, including form of option agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K filed July 2, 2009).*

10.3	2000 Directors Stock Option Plan, including form of option agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-K filed July 2, 2009).*

10.4	Lease Agreement between Perfumania, Inc. and Victory Investment Group, LLC, dated October 21, 2002 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed July 2, 2009).

10.5	Sub-Sublease, dated as of October 1, 2007, by and between Quality King Distributors, Inc. and Model Reorg, Inc. (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-Q filed December 17, 2008).

10.6	Credit Agreement, dated as of January 7, 2011, among the Company, Quality King Fragrance, Inc., Scents Of Worth, Inc., Five Star Fragrance Company, Inc., Northern Group, Inc., Perfumania, Inc., Magnifique Parfumes And Cosmetics, Inc., Ten Kesef II, Inc., Perfumania.com, Inc., and Perfumania Puerto Rico, Inc., as Borrowers, the other credit parties signatory thereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender, Bank of America, N.A., as Syndication Agent, Regions Bank and RBS Business Capital, a division of RBS Asset Finance, Inc., as Co-Documentation Agents, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”).

10.7	Registration Rights Agreement dated August 11, 2008 by and among the Company and the former Model Reorg, Inc. shareholders (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 17, 2008).

10.8	Services Agreement, dated as of August 11, 2008, between the Company and Quality King Distributors, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed December 17, 2008).

10.9	Amended and Restated Agreement, dated as of August 1, 2008, by and between Model Reorg Acquisition LLC, Quality King Distributors, Inc., and Michael W. Katz, together with related Promissory Note and Guaranty (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q filed December 17, 2008).*

21.1	Subsidiaries of the Registrant

23.1	Consent of J.H. Cohn LLP

23.2	Consent of Deloitte & Touche LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement