Form 10-K/A
period 2011-01-29
Perfumania Holdings, Inc.
filed 2011-05-31
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K-A

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

The number of shares outstanding of the registrant’s common stock as of May 27, 2011: 8,966,751 shares

Documents Incorporated By Reference:

None

EXPLANATORY NOTE

This Amendment No. 1 to our Form 10-K for the fiscal year ended January 29, 2011 (the “2010 Form 10-K”) is being filed to include information required by Part III of our Annual Report on Form 10-K.

We also included as exhibits currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV to reflect the inclusion of those certifications. Because no financial statements are contained in this Amendment No. 1, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other amendments are being made to the 2010 Form 10-K , except where otherwise indicated and this Amendment No. 1 on Form 10-K/A does not reflect any events occurring after the filing of the 2010 Form 10-K on April 28, 2011.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following are our executive officers and directors:

Name	Age	Position
Stephen Nussdorf	60	Executive Chairman of the Board of Directors
Michael W. Katz	63	President, Chief Executive Officer and Director
Donna L. Dellomo	46	Chief Financial Officer and Secretary
Carole Ann Taylor (1)(2)(3)	66	Director
Joseph Bouhadana (1)(2)(3)	41	Director
Paul Garfinkle (1)	70	Director

(1)	Member of Audit Committee. Mr. Garfinkle serves as Chairman of the Audit Committee.
(2)	Member of Compensation Committee.
(3)	Member of Stock Option Committee.

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

•

Donna L. Dellomo — Age 46. Ms. Dellomo has been our Chief Financial Officer since the Merger. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Prior to joining Model Reorg, Ms. Dellomo was Corporate Controller for Cybex International, Inc., a public company. Ms. Dellomo is a Certified Public Accountant.

•

Carole Ann Taylor — Age 66. Ms. Taylor was appointed a Director in June 1993. Ms. Taylor has been in the travel retail and duty free business for more than twenty-five years and, since 1987, has been the President and Chief Executive Officer of her family owned businesses, Miami To Go, Inc., Little Havana To Go LLC and Cultures To Go, Inc., with five retail locations in Miami and at Miami International Airport. She is a member of the Executive Committee of the Greater Miami Convention and Visitors Bureau and serves on the Board of Directors of the Arsht Performing Arts Center, Viernes Culturales, the Black Hospitality Initiative, Miami Beach Fashion Week and the Omni Advisory Board. Ms. Taylor brings to the Board extensive management and retailing expertise, as well as familiarity with our markets. She serves on the Board’s Audit, Compensation and Stock Option Committees, and the Board has benefited from her contributions in those areas.

•

Joseph Bouhadana — Age 41. Mr. Bouhadana was appointed a Director in September 2002. Mr. Bouhadana has served as Corporate Director of Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005. He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Within the past five years, Mr. Bouhadana has also been a director of Adrenalina, Inc. Mr. Bouhadana’s strong technical and operational skills are an important asset to our Board. He also serves on the Audit, Compensation and Stock Option Committees, to which he makes valuable contributions.

•

Paul Garfinkle — Age 70. Mr. Garfinkle joined our Board of Directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm’s most significant clients. He also served for many years as a member of the firm’s Board of Directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle has extensive experience in the areas of accounting, finance, audit, and taxation and valuable knowledge of financial and regulatory reporting requirements. He serves as Chair of the Board’s Audit Committee, where his leadership and independence serve the company well.

The term of each of our directors expires at the 2011 Annual Meeting of Shareholders.

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

Directors; Corporate Governance

Audit Committee. We have a standing Audit Committee, the members of which during fiscal 2010 were Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle, who served as Chair. The Board of Directors has determined that Mr. Garfinkle is an “audit committee financial expert” as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance. Section 16(a) of the Securities Exchange Act of 1934 requires directors, officers and persons who own more than 10 percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock. Based solely on review of the copies of such reports furnished to us and written representations that no other reports were required, we believe that all Section 16(a) filing requirements were satisfied on a timely basis during fiscal 2010 except that Joseph Bouhadana, Carole Ann Taylor, and Paul Garfinkle each filed two late reports covering one transaction each.

ITEM 11.	EXECUTIVE COMPENSATION

The following sets forth information concerning compensation for fiscal 2010 (which ended January 29, 2011) and for fiscal 2009 (which ended January 30, 2010) for our Chief Executive Officer and our Chief Financial Officer (the “Named Executive Officers”).

2010 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)(1)	Total ($)

Michael W. Katz (President and Chief Executive Officer)	2010	284,808	—	—	15,000	299,808
	2009	293,942	—	—	15,000	308,942

Donna L. Dellomo (Chief Financial Officer)	2010	215,201	—	—	—	215,201
	2009	214,808	—	—	—	214,808

(1)	All other compensation for Mr. Katz consists of a car allowance. There were no personal benefits that exceeded $10,000 for Ms. Dellomo.

Outstanding Equity Awards at Fiscal Year-End 2010

The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2010.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Michael W. Katz	100,000	—	12.99	06/29/2015
Donna L. Dellomo	35,000	—	4.79	10/29/2018

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

Compensation Committee

Carole Ann Taylor and Joseph Bouhadana served on the Compensation Committee of our Board of Directors during fiscal 2010.

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

Nonemployee directors are eligible to receive stock options under our 2010 Equity Incentive Plan. They each receive a grant of options for 10,000 shares upon initial election to the Board, to vest annually over three years dependent on continued Board service, and a grant of options for 1,000 shares upon annual reelection to the Board, vested immediately. All such options have an exercise price equal to the fair market value of a share of our common stock on the date of the grant.

Neither Mr. Nussdorf nor Mr. Katz receives any compensation for his service as a director. Mr. Nussdorf served as a consultant on operational matters from June 2009 to April 2011. During fiscal 2010, he received the compensation shown in the table below.

The following table sets forth certain information regarding the compensation of our nonemployee directors for fiscal 2010, which ended January 29, 2011:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)(2)	All Other Compensation ($)	Total ($)
Carole Ann Taylor	32,500	37,363	—	69,863
Joseph Bouhadana	33,000	37,363	—	70,363
Paul Garfinkle	35,000	37,363	—	72,363
Stephen Nussdorf	—	—	253,520	253,520

(1)	Amounts listed represent the grant date fair value of the stock option awards. For additional information regarding the assumptions used to calculate these amounts, see Note 9 to the consolidated financial statements included in the 2010 Form 10-K.
(2)	As of January 29, 2011, our nonemployee directors held outstanding stock options in the following amounts: Carole Ann Taylor (6,000); Joseph Bouhadana (8,000); Paul Garfinkle (7,500); and Stephen Nussdorf (0).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows the amount of common stock beneficially owned as of May 27, 2011 by: (a) each of our directors and nominees for director, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by us to beneficially own more than 5% of our outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, New York 11713.

Common Stock Beneficially Owned

Name of Beneficial Owner	Total Number of Shares Beneficially Owned (1)		Percent of Class
Principal Shareholders
Stephen Nussdorf and Glenn Nussdorf	6,505,832	(2)	61.6%
Arlene Nussdorf	2,189,201	(3)	23.3%
Renee Garcia	767,397	(4)	8.4%
1608 NW 84th Avenue, Miami, FL 33126
Jacques Bogart/SBN/David Konckier	452,634	(5)	5.0%
76-78 Avenue des Champs Elysées,
75008 Paris, France

Other Directors and Executive Officers
Michael W. Katz	100,000		*
Donna L. Dellomo	35,000		*
Joseph Bouhadana	8,000		*
Paul Garfinkle	7,500		*
Carole Ann Taylor	6,000		*
All directors and executive officers as a group (6 persons)	6,662,332	(6)	62.1%

*	Less than 1%.
(1)	For purposes of this table, beneficial ownership is computed pursuant to Rule 13d-3 under the Exchange Act; the inclusion of shares as beneficially owned should not be construed as an admission that such shares are beneficially owned for purposes of the Exchange Act. Under the rules of the Securities and Exchange Commission, a person is deemed to be a “beneficial owner” of a security if he or she has or shares the power to vote or direct the voting of such security or the power to dispose of or direct the disposition of such security. Accordingly, more than one person may be deemed to be a beneficial owner of the same security.
(2)	Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf. Includes 443,757 shares issuable upon exercise of Warrants held by each of Stephen and Glenn Nussdorf. Also includes 714,286 shares of common stock issuable on conversion of a $5,000,000 Subordinated Convertible Note issued by the Company to the Nussdorfs, as to which Stephen and Glenn Nussdorf share voting and investment power.
(3)	Amount includes 443,757 shares issuable upon exercise of Warrants held by Ms. Nussdorf.
(4)	Mr. Garcia has sole voting and dispositive power over 367,842 of the shares shown (including warrants to purchase 72,738 shares) and shared voting and dispositive power over 399,555 of such shares (including warrants to purchase 80,991 shares), which are held by trusts of which he is a co-trustee.
(5)	As reported in a Schedule 13G filed with the SEC on October 16, 2009, all of such shares are owned by Jacques Bogart. SBN is the sole shareholder of Jacques Bogart and Mr. Konckier is the sole manager of SBN. Jacques Bogart, SBN and Mr. Konckier share voting and dispositive power over the shares.
(6)	Includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of May 27, 2011 in the following respective amounts: Michael W. Katz (100,000); Joseph Bouhadana (8,000); Paul Garfinkle (7,500); Carole Ann Taylor (6,000) and Donna L. Dellomo (35,000).

Information, with respect to our compensation plans under which our equity securities are authorized for issuance was included in our 2010 Form 10-K.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Glenn Nussdorf, Stephen Nussdorf and their sister, Arlene Nussdorf (the “Nussdorfs”) collectively are the beneficial owners of approximately 85% of our common stock. Stephen Nussdorf has served as Chairman of our Board of Directors since February 2004 and was appointed Executive Chairman in April 2011. The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and our President and Chief Executive Officer, Michael W. Katz is an executive of Quality King.

In 2004 and 2008, the Nussdorfs and related parties made loans to the Company on an unsecured basis for which it issued certain promissory notes. As a condition of entering into our new $225 million Senior Credit Facility, effective January 7, 2011, one of our subsidiaries executed Amended and Restated Subordinated Promissory Notes amending these obligations, principally with respect to the timing of payments. The unsecured debt obligations that are currently subordinated to the Senior Credit Facility are as follows:

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

No payments of principal or interest have been made on the Nussdorf Trust Notes or the Quality King Note and no payments of principal have been made on the Convertible Note. Accordingly, the full principal amount of each, as described above, remains outstanding. We paid approximately $0.2 million of interest on the Convertible Note in fiscal 2008 and have not made any interest payments since then.

Effective August 1, 2008, one of our subsidiaries issued a $1.9 million promissory note payable to Mr. Katz, with interest at 4%, in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011. Under a related stockholder agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. During fiscal 2009 and 2010, the highest principal balance due was $1.0 million, and we paid a total of $1.4 under this note.

Transactions with Affiliated Companies

Glenn Nussdorf beneficially owns approximately 10.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a publicly traded manufacturer and distributor of prestige fragrances and beauty products. We have historically purchased merchandise from Parlux. Glenn Nussdorf also has an ownership interest in Lighthouse Beauty Marketing, LLC and Lighthouse Beauty, LLC, both of which are manufacturers and distributors of prestige fragrances. Starting in fiscal 2010, we began purchasing merchandise from both entities. Starting in fiscal 2009, we have also purchased merchandise from Quality King. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of our business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, we have relied upon these extended terms to provide a portion of our liquidity. Transactions with these related companies during fiscal 2010 and 2009 were as follows:

	Total Purchases Fiscal Year Ended January 29, 2011	Total Purchases Fiscal Year Ended January 30, 2010	Balance Due January 29, 2011	Balance Due January 30, 2010
	(in thousands)

Parlux	$45,679	$31,671	$14,015	$15,891
Quality King	3,529	18,064	—	19,386
Lighthouse Beauty Marketing, LLC	1,725	—	318	—
Lighthouse Beauty, LLC	7,663	—	406	—

	$58,596	$49,735	$14,739	$35,277

The Nussdorfs own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. We periodically utilize GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2009 and 2010, total payments to GSN for transportation services provided were approximately $0.2 million. The amount due to GSN at January 29, 2011 was less than $0.1 million.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. We began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as our principal offices. The monthly current sublease payments of approximately $205,000 increase by 3% annually. We paid approximately $2.5 million and $2.4 million in rent for fiscal 2010 and 2009, respectively.

We and Quality King are parties to a Services Agreement providing for our participation in certain third party arrangements at our respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. We also share with Quality King the economic benefit of the bulk rate contract that we have with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During both fiscal 2010 and 2009, allocated operating expenses and payments charged under these arrangements were $0.6 million.

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

Director Independence

Our directors are Stephen Nussdorf (Executive Chairman), Joseph Bouhadana, Paul Garfinkle, Michael W. Katz and Carole Ann Taylor. Our Board of Directors has determined that all of our directors, other than Michael W. Katz and Stephen Nussdorf, are independent under the rules of the Nasdaq Stock Market.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by JH Cohn LLP for fiscal 2010 and by Deloitte & Touche LLP, our predecessor principal accountants, for fiscal 2009 were as follows:

	Fiscal 2010	Fiscal 2009
Fees
Audit Fees (1)	$446,653	$763,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees (2)	7,500	—

Total Fees	$454,153	$763,000

(1)	“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.
(2)	“All Other Fees” consist of fees billed in connection with our SEC filings.

The Audit Committee has considered and has determined that the provision of services as described above are compatible with maintaining JH Cohn LLP’s independence. The Audit Committee pre-approves the engagement of JH Cohn LLP for all professional services. The pre-approval process generally involves the full Audit Committee’s evaluating and approving the particular engagement prior to the commencement of services. All of the services described above under “All Other Fees” were pre-approved by the Audit Committee.

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

Perfumania Holdings, Inc.

By: /s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ DONNA L. DELLOMO
Donna L. Dellomo, Chief Financial Officer
(Principal Accounting Officer)

Date: May 31, 2011

Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ MICHAEL W. KATZ	President and Chief Executive Officer	May 31, 2011
Michael W. Katz	(Principal Executive Officer)

/s/ STEPHEN NUSSDORF	Executive Chairman of the Board of Directors	May 31, 2011
Stephen Nussdorf

/s/ DONNA L. DELLOMO	Chief Financial Officer	May 31, 2011
Donna L. Dellomo	(Principal Accounting Officer)

/s/ CAROLE ANN TAYLOR	Director	May 31, 2011
Carole Ann Taylor

/s/ JOSEPH BOUHADANA	Director	May 31, 2011
Joseph Bouhadana

/s/ PAUL GARFINKLE	Director	May 31, 2011
Paul Garfinkle

Exhibit Index

EXHIBIT	DESCRIPTION

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002