Form 10-Q
period 2011-04-30
Perfumania Holdings, Inc.
filed 2011-06-10
CIK 880460

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 2011

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 9, 2011 there were 8,966,751 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

PART I

FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	April 30, 2011	January 29, 2011
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash	$1,368	$1,236
Accounts receivable, net of allowances of $821 and $525, as of April 30, 2011 and January 29, 2011, respectively	21,324	20,305
Inventories	219,959	224,645
Prepaid expenses and other current assets	9,745	9,769

Total current assets	252,396	255,955

Property and equipment, net	26,737	28,050
Other assets, net	15,945	16,467

Total assets	$295,078	$300,472

LIABILITIES AND SHAREHOLDERS’ EQUITY:

Current liabilities:
Accounts payable	37,655	25,789
Accounts payable-affiliates	12,695	14,787
Accrued expenses and other liabilities	17,073	16,734
Current portion of notes payable-affiliate	213	373
Current portion of obligations under capital leases and other long-term debt	1,022	1,232

Total current liabilities	68,658	58,915

Revolving credit facility	45,040	57,879
Notes payable-affiliates	95,366	95,366
Long-term portion of obligations under capital leases	1,657	1,773
Other long-term liabilities	27,597	26,031

Total liabilities	238,318	239,964

Commitments and contingencies

Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized, as of April 30, 2011 and January 29, 2011, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 9,865,000 shares issued as of April 30, 2011 and January 29, 2011	99	99
Additional paid-in capital	125,193	125,186
Accumulated deficit	(59,955)	(56,200)
Treasury stock, at cost, 898,249 shares as of April 30, 2011 and January 29, 2011	(8,577)	(8,577)

Total shareholders’ equity	56,760	60,508

Total liabilities and shareholders’ equity	$295,078	$300,472

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except share and per share amounts)

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended May 1, 2010

Net sales	$105,781	$102,809
Cost of goods sold	65,659	65,225

Gross profit	40,122	37,584

Operating expenses:
Selling, general and administrative expenses	39,831	39,351
Depreciation and amortization	1,876	2,192

Total operating expenses	41,707	41,543

Loss from operations	(1,585)	(3,959)
Interest expense	(2,170)	(3,432)

Loss before income tax expense	(3,755)	(7,391)
Income tax expense	—	—

Net loss	$(3,755)	$(7,391)

Net loss per common share:
Basic and diluted	$(0.42)	$(0.82)

Weighted average number of common shares outstanding:
Basic and diluted	8,966,751	8,966,417

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended May 1, 2010
Cash flows from operating activities:
Net loss	$(3,755)	$(7,391)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	224	526
Depreciation and amortization	1,876	2,192
Provision for losses on accounts receivable	296	2
Share based compensation	7	7
Change in operating assets and liabilities:
Accounts receivable	(1,315)	164
Inventories	4,686	130
Prepaid expenses and other assets	195	3,518
Accounts payable-non affiliates	11,866	590
Accounts payable-affiliates	(2,092)	(10,587)
Accrued expenses and other liabilities and long-term liabilities	1,944	3,817

Net cash provided by (used in) operating activities	13,932	(7,032)

Cash flows from investing activities:
Additions to property and equipment	(436)	(579)

Net cash used in investing activities	(436)	(579)

Cash flows from financing activities:
(Repayments of) net borrowings under bank line of credit	(12,839)	7,454
Payments on affiliated notes payable	(160)	(160)
Principal payments under capital lease obligations	(326)	(252)
Payments of long-term debt and other	(39)	(39)

Net cash (used in) provided by financing activities	(13,364)	7,003

Increase (decrease) in cash	132	(608)
Cash at beginning of period	1,236	1,951

Cash at end of period	$1,368	$1,343

Supplemental Information:

Cash paid during the period for:
Interest	$591	$825
Income taxes	80	7

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS

The condensed consolidated balance sheet of Perfumania Holdings, Inc. and subsidiaries (the “Company”) as of January 29, 2011, which has been derived from our audited financial statements as of and for the year ended January 29, 2011, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 29, 2011.

Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen weeks ended April 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year.

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

As of April 30, 2011, Perfumania operated a chain of 351 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, SYMS, Loehmann’s, Daffy’s and K & G.

OTHER MATTERS - LIQUIDITY ENHANCEMENT

In January 2011, the Company entered into a new $225 million Senior Credit Facility (the “Senior Credit Facility”) (see Note 5). The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Senior Credit Facility will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Senior Credit Facility will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending; and the Company’s ability to comply with financial and other covenants included in the Senior Credit Facility.

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

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS

There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 3 - INTANGIBLES

The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying condensed consolidated balance sheets as of April 30, 2011 and January 29, 2011:

		April 30, 2011			January 29, 2011
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value

Tradenames	7-20	$9,408	$6,095	$3,313	$9,408	$6,000	$3,408
Favorable leases	1-7	886	264	622	886	232	654
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500

		$18,794	$6,359	$12,435	$18,794	$6,232	$12,562

There was no recorded goodwill as of April 30, 2011 and January 29, 2011.

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.

Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen weeks ended April 30, 2011 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. For the thirteen weeks ended April 30, 2011 and May 1, 2010, amortization expense for intangible assets subject to amortization was $0.1 million and $0.2 million, respectively. As of April 30, 2011 and May 1, 2010, the weighted average amortization periods for the remaining tradenames with finite lives and for favorable lease agreements are 16.9 years and 7.0 years, respectively. As of April 30, 2011, future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2011	$380
2012	500
2013	476
2014	476
2015	476
2016	476
Thereafter	1,151

$3,935

NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS

The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,134,500 shares of common stock were reserved for issuance as of April 30, 2011. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although the 191,292 options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of April 30, 2011, 15,000 stock options have been granted to the Independent Board Members pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the thirteen weeks ended April 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 29, 2011	205,626	$9.84	6.1	$244

Granted	—	—

Exercised	—	—

Forfeited	(622)	3.52

Outstanding as of April 30, 2011	205,004	$9.86	5.9	$492

Vested as of April 30, 2011	193,671	$10.16	5.5	$425

Exercisable as of April 30, 2011	83,161	$5.59	7.6	$425

During the thirteen weeks ended April 30, 2011 and May 1, 2010, share based compensation expense, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, was not material.

NOTE 5 - REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The Company’s revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	April 30, 2011	January 29, 2011
	(in thousands)

Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$45,040	$57,879
Subordinated convertible note payable-affiliate	5,000	5,000
Subordinated non-convertible notes payable-affiliates	90,579	90,739

	140,619	153,618
Less current portion	(213)	(373)

Total long-term debt	$140,406	$153,245

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of April 30, 2011, the Company had $70.2 million of availability.

Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit.

All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of April 30, 2011.

In addition, the Company has outstanding unsecured debt obligations as follows:

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

These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.4 million and $1.8 million for the thirteen weeks ended April 30, 2011 and May 1, 2010, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal have been made on any of these Notes. Accrued interest payable due at April 30, 2011 and January 29, 2011, respectively on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $17.9 million and $16.5 million and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of April 30, 2011 and January 29, 2011, respectively.

NOTE 6 - ACCOUNTING FOR INCOME TAXES

The Company conducts business throughout the United States and Puerto Rico and as a result, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and Puerto Rico. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2007. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is not currently under examination in any state or foreign jurisdictions.

The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax benefit on its operating loss for the thirteen weeks ended April 30, 2011.

During the thirteen weeks ended April 30, 2011, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of April 30, 2011 and January 29, 2011 was not significant.

The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 7 - BASIC AND DILUTED NET LOSS PER COMMON SHARE

Basic net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period.

Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. In all periods presented, all common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding were excluded from the diluted net loss per share calculation because the results would be antidilutive.

As of April 30, 2011 and May 1, 2010, there were 2,419,290 and 2,406,100, respectively of potential shares of common stock, relating to stock option awards, warrants and a convertible note which were excluded from the diluted loss per share calculation, because the effect of including these potential shares was antidilutive due to net losses reported in each period.

NOTE 8 - FAIR VALUE MEASUREMENTS

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

Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions

As of April 30, 2011, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen weeks ended April 30, 2011. There were no non-financial liabilities outstanding as of April 30, 2011 and January 29, 2011.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of April 30, 2011, excluding shares issuable upon conversion of certain Warrants or the Convertible Note discussed in Note 5, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004.

The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz (“Mr. Katz”), is also an executive of Quality King.

See Note 5 for a discussion of notes payable to affiliates.

Effective August 1, 2008, the 2003 Stockholder Agreement between our predecessor company, Model Reorg, Inc. and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long-term notes payable-affiliate as of April 30, 2011 and January 29, 2011, in the aggregate amount of $0.2 million and $0.4 million, respectively.

Transactions With Affiliated Companies

Glenn Nussdorf beneficially owns approximately 10.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a publicly traded manufacturer and distributor of prestige fragrances and beauty products. The Company has historically purchased merchandise from Parlux. Glenn Nussdorf also has an ownership interest in Lighthouse Beauty Marketing, LLC and Lighthouse Beauty, LLC, both of which are manufacturers and distributors of prestige fragrances. Starting in fiscal 2010, the Company began purchasing merchandise from both entities. Starting in fiscal 2009, the Company has also purchased merchandise from Quality King. The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying consolidated balance sheets. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity. Transactions with these related companies during the thirteen weeks ended April 30, 2011 and May 1, 2010 were as follows:

	Total Purchases Thirteen Weeks Ended April 30, 2011	Total Purchases Thirteen Weeks Ended May 1, 2010	Balance Due April 30, 2011	Balance Due May 1, 2010
	(in thousands)

Parlux	$10,035	$7,670	$11,615	$9,030
Quality King	—	2,732	128	15,660
Lighthouse Beauty Marketing, LLC	292	—	535	—
Lighthouse Beauty, LLC	554	—	417	—

	$10,881	$10,402	$12,695	$24,690

Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirteen weeks ended April 30, 2011, total payments to GSN for transportation services provided were less than $0.1 million. The balance due to GSN at April 30, 2011 was less than $0.1 million.

Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as the Company’s principal offices. As of April 30, 2011, the monthly current sublease payments are approximately $205,000 and increase by 3% annually. Total payments by the Company to Quality King during both thirteen week periods ended April 30, 2011 and May 1, 2010 for this sublease were approximately $0.6 million.

The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During the thirteen weeks ended April 30, 2011 and May 1, 2010, the expenses charged under these arrangements to the Company were $0.1 million.

NOTE 11 – SEGMENT INFORMATION

The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the Scents of Worth consignment business and the Company’s internet site, perfumania.com. Transactions between Five Star and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 29, 2011. The Company’s chief operating decision maker who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis but rather on a consolidated basis. Financial information for these segments is summarized in the following table.

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended May 1, 2010
	(in thousands)

Net sales:
Retail	$72,382	$65,914
Wholesale	33,399	36,895

	$105,781	$102,809

Gross profit:
Retail	$32,370	$28,188
Wholesale	7,752	9,396

	$40,122	$37,584

	April 30, 2011	January 29, 2011

Total assets:
Wholesale	$317,875	$324,726
Retail	243,841	246,961

	$561,716	$571,687
Eliminations (a)	(266,638)	(271,215)

Consolidated assets	$295,078	$300,472

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Comparison of the Thirteen Weeks Ended April 30, 2011 with the Thirteen Weeks Ended May 1, 2010.

Net Sales

	Thirteen Weeks Ended April 30, 2011	Percentage of Net Sales	Thirteen Weeks Ended May 1, 2010	Percentage of Net Sales
	($ in thousands)

Retail	$72,382	68.4%	$65,914	64.1%
Wholesale	33,399	31.6%	36,895	35.9%

Total net sales	$105,781	100.0%	$102,809	100.0%

Net sales increased 2.9% from $102.8 million in the thirteen weeks ended May 1, 2010 to $105.8 million in the thirteen weeks ended April 30, 2011. The increase in sales included an increase in retail sales, offset by a decrease in wholesale sales as discussed below.

Retail sales increased by $6.5 million due to higher sales by Perfumania and SOW.

Perfumania’s retail sales increased $5.8 million from $52.0 million for the thirteen weeks ended May 1, 2010 to $57.8 million in the thirteen weeks ended April 30, 2011, and comparable store sales increased by 14.3%. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended April 30, 2011 increased 5.2% from the prior year’s comparable period and the total number of units sold increased by 5.8%. We attribute the increase in the average retail price per unit sold and the increase in the number of units sold to various store level pricing promotions and an increase in mall traffic. The average number of stores operated was 354 in the thirteen week period ended April 30, 2011, versus 367 in the prior year’s comparable period.

SOW’s consignment sales increased approximately $0.7 million from $13.9 million for the thirteen weeks ended May 1, 2010 to $14.6 million the thirteen weeks ended April 30, 2011. The increase in SOW’s net sales is due to an increase in sales to existing accounts and addition of one new account, offset by the termination of several consignment relationships.

The decrease in wholesale sales of $3.5 million is the result of lower customer demand during the thirteen weeks ended April 30, 2011 compared to the thirteen weeks ended May 1, 2010.

Gross Profit

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended May 1, 2010
	(in thousands)

Retail	$32,370	$28,188
Wholesale	7,752	9,396

Total gross profit	$40,122	$37,584

Gross Profit Percentages

	Thirteen Weeks Ended April 30, 2011	Thirteen Weeks Ended May 1, 2010

Retail	44.7%	42.8%
Wholesale	23.2%	25.5%
Total gross profit percentage	37.9%	36.6%

Gross profit increased 6.8% from $37.6 million in the thirteen weeks ended May 1, 2010 (36.6% of total net sales) to $40.1 million in the thirteen weeks ended April 30, 2011 (37.9% of total net sales). The increase in gross profit was due to the increase in retail sales volume as discussed above, offset by a decrease in wholesale gross profit due to the decrease in wholesale sales and volume.

Perfumania’s retail gross profit for the thirteen weeks ended April 30, 2011 increased by 17.0% to $27.2 million compared with the same period in 2010.

Expense

Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses increased by $0.4 million from $39.4 million in the thirteen weeks ended May 1, 2010 to $39.8 million in the thirteen weeks ended April 30, 2011. Included in selling, general and administrative expenses during the thirteen weeks ended April 30, 2011, is $0.4 million to write down a deferred barter credit to its estimated net realizable value. Also included in selling, general and administrative expenses are expenses in connection with the Service Agreement with Quality King, which were $0.1 million for both the thirteen week periods ended April 30, 2011 and May 1, 2010.

Depreciation and amortization was approximately $1.9 million in the thirteen weeks ended April 30, 2011, compared to $2.2 million for the thirteen week period ended May 1, 2010.

Interest expense was approximately $2.2 million for the thirteen weeks ended April 30, 2011 compared with approximately $3.4 million for the thirteen weeks ended May 1, 2010. The decrease in interest expense is due primarily to a lower average outstanding balance and a lower overall average interest rate on the Company’s revolving credit facility during the thirteen weeks ended April 30, 2011 compared with the thirteen weeks ended May 1, 2010. The interest rates on total variable interest debt decreased by approximately 2.3% during the thirteen weeks ended April 30, 2011 as compared to the thirteen weeks ended May 1, 2010.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during the thirteen week periods ended April 30, 2011 and May 1, 2010.

As a result of the foregoing, we realized a net loss of $3.8 million in the thirteen weeks ended April 30, 2011, compared to a net loss of $7.4 million in the thirteen weeks ended May 1, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities during the thirteen weeks ended April 30, 2011 was approximately $13.9 million, compared with approximately $7.0 million used in operating activities during the thirteen weeks ended May 1, 2010. The $20.9 million increase in cash flows from operating activities during the thirteen weeks ended April 30, 2011 compared with the prior year’s comparable period resulted primarily from an increase in accounts payable due to the timing of repayments to our vendors and a decrease in inventory levels during the thirteen weeks ended April 30, 2011 due to a reduction in inventory purchases. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Our purchases from related parties are generally payable in 90 days; however due to the seasonality of our business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.

Net cash used in investing activities was approximately $0.4 million in the thirteen weeks ended April 30, 2011 compared to $0.6 million in the thirteen weeks ended May 1, 2010. The current period’s investing activities primarily represented spending for renovation of existing stores and information technology enhancements. During the thirteen weeks ended April 30, 2011, Perfumania did not open any new stores and closed nine stores. We plan to open approximately four stores for the remainder of fiscal 2011 and plan to close approximately five stores. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.

Net cash used in financing activities during the thirteen weeks ended April 30, 2011 was approximately $13.4 million, primarily from net repayments under our credit facility, compared with approximately $7.0 million provided by financing activities from net borrowings for the thirteen weeks ended May 1, 2010.

The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of April 30, 2011. As of April 30, 2011, the Company had $70.2 million available to borrow under the Senior Credit Facility based on the borrowing base at that date. Further information about the Senior Credit Facility is included in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.

The Company has various unsecured notes payable outstanding to affiliates which in aggregate total $95 million of principal. No payments of principal may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility although interest payments are permitted under certain conditions. See further discussion of our notes payable to affiliates and our Senior Credit Facility in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.

Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under our Senior Credit Facility. Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, and to a lesser extent, information system enhancements, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the Senior Credit Facility and notes payable to affiliates. Based on current internal sales and cash flow projections, current vendor payable support and our projected available borrowing capacity under our Senior Credit Facility, as well as other initiatives to maximize cash flow, we believe that these resources will be adequate to meet our requirements in both the short and long-term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 29, 2011.

FORWARD LOOKING STATEMENTS

Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our Senior Credit Facility, any failure of general economic conditions to improve, including any weaker than anticipated recovery in discretionary spending by consumers, competition, the ability to raise additional capital to finance our expansion and other factors included in our filings with the SEC, including the Risk Factors included in our 2010 Annual Report on Form 10-K. Those Risk Factors contained in our 2010 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report (April 30, 2011), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

During the first quarter of fiscal 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date: June 10, 2011	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

	By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Chief Financial Officer
(Principal Financial and
Accounting Officer)