Form 10-Q
period 2011-07-30
Perfumania Holdings, Inc.
filed 2011-09-12
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 0-19714
_________________________________________
 PERFUMANIA HOLDINGS, INC.
(Exact name of Registrant as specified in its charter)
_________________________________________

Florida	65-0977964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Sawgrass Drive, Suite 2 Bellport, NY	11713
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 866-4100
__________________________________
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No   ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer”, “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 9, 2011 there were 8,967,751 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 30, 2011	January 29, 2011
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash	$1,449	$1,236
Accounts receivable, net of allowances of $706 and $525, as of July 30, 2011 and January 29, 2011, respectively	19,784	20,305
Inventories	224,341	224,645
Prepaid expenses and other current assets	9,251	9,769
Total current assets	254,825	255,955
Property and equipment, net	25,713	28,050
Other assets, net	15,563	16,467
Total assets	$296,101	$300,472
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$37,949	$25,789
Accounts payable-affiliates	10,645	14,787
Accrued expenses and other liabilities	16,305	16,734
Current portion of notes payable-affiliate	53	373
Current portion of obligations under capital leases and other long-term debt	779	1,232
Total current liabilities	65,731	58,915
Revolving credit facility	47,054	57,879
Notes payable-affiliates	95,366	95,366
Long-term portion of obligations under capital leases	1,600	1,773
Other long-term liabilities	29,058	26,031
Total liabilities	238,809	239,964
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized, as of July 30, 2011 and January 29, 2011, none issued	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 9,866,000 shares and 9,865,000 shares issued as of July 30, 2011 and January 29, 2011, respectively	99	99
Additional paid-in capital	125,204	125,186
Accumulated deficit	(59,434)	(56,200)
Treasury stock, at cost, 898,249 shares as of July 30, 2011 and January 29, 2011	(8,577)	(8,577)
Total shareholders’ equity	57,292	60,508
Total liabilities and shareholders’ equity	$296,101	$300,472
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Net sales	$103,595	$98,094	$209,376	$200,903
Cost of goods sold	61,039	61,734	126,698	126,959
Gross profit	42,556	36,360	82,678	73,944
Operating expenses:
Selling, general and administrative expenses	38,289	38,484	78,120	77,835
Depreciation and amortization	1,879	2,160	3,755	4,352
Total operating expenses	40,168	40,644	81,875	82,187
Income (loss) from operations	2,388	(4,284)	803	(8,243)
Interest expense	(1,867)	(3,198)	(4,037)	(6,630)
Income (loss) before income tax expense	521	(7,482)	(3,234)	(14,873)
Income tax expense	—	—	—	—
Net income (loss)	$521	$(7,482)	$(3,234)	$(14,873)
Net income (loss) per common share:
Basic and diluted	$0.06	$(0.83)	$(0.36)	$(1.66)

Weighted average number of common shares outstanding:
Basic	8,966,773	8,966,527	8,966,762	8,966,472
Diluted	9,740,983	8,966,527	8,966,762	8,966,472

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010
Cash flows from operating activities:
Net loss	$(3,234)	$(14,873)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	449	1,051
Depreciation and amortization	3,755	4,352
Provision for losses on accounts receivable	152	90
Share-based compensation	14	14
Change in operating assets and liabilities:
Accounts receivable	369	5,221
Inventories	304	(16,550)
Prepaid expenses and other assets	719	2,226
Accounts payable-non affiliates	12,160	3,199
Accounts payable-affiliates	(4,142)	(15,657)
Accrued expenses and other liabilities, and other long-term liabilities	2,598	4,676
Net cash provided by (used in) operating activities	13,144	(26,251)
Cash flows from investing activities:
Additions to property and equipment	(1,164)	(1,277)
Net cash used in investing activities	(1,164)	(1,277)
Cash flows from financing activities:
(Repayments of) net borrowings under bank line of credit	(10,825)	28,059
Payments on affiliated notes payable	(320)	(320)
Principal payments under capital lease obligations	(626)	(513)
Payments of long-term debt and other	—	(20)
Proceeds from exercise of stock options	4	2
Net cash (used in) provided by financing activities	(11,767)	27,208
Increase (decrease) in cash	213	(320)
Cash at beginning of period	1,236	1,951
Cash at end of period	$1,449	$1,631

Supplemental Information:
Cash paid during the period for:
Interest	$1,031	$1,821
Income taxes	$488	$97
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
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen and twenty-six weeks ended July 30, 2011 are not necessarily indicative of results to be expected for the full fiscal year.
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
Our retail business is conducted through three subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of July 30, 2011, Perfumania operated a chain of 343 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, SYMS, Loehmann’s, Daffy’s, Steinmart and K & G.

OTHER MATTERS - LIQUIDITY ENHANCEMENT

In January 2011, the Company entered into a new $225 million Senior Credit Facility (the “Senior Credit Facility”) (see Note 5). The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Senior Credit Facility will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Senior Credit Facility will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending and the Company’s ability to comply with financial and other covenants included in the Senior Credit Facility.
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

NOTE 3 - INTANGIBLES
The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying condensed consolidated balance sheets as of July 30, 2011 and January 29, 2011:

		July 30, 2011			January 29, 2011
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Tradenames	7-20	$9,408	$6,191	$3,217	$9,408	$6,000	$3,408
Favorable leases	7	886	295	591	886	232	654
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$18,794	$6,486	$12,308	$18,794	$6,232	$12,562
There was no recorded goodwill as of July 30, 2011 and January 29, 2011.
In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen weeks or twenty-six weeks ended July 30, 2011 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $0.1 million and $0.2 million for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively and $0.3 million for both twenty-six week periods ended July 30, 2011 and July 31, 2010. As of July 30, 2011, the weighted average amortization periods for the remaining tradenames with finite lives and for favorable lease agreements are 16.9 years and 7.0 years, respectively. As of July 30, 2011, future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2011	$254
2012	500
2013	476
2014	476
2015	476
2016	371
Thereafter	1,255
$3,808
NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,134,500 shares of common stock were reserved for issuance as of July 30, 2011. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of July 30, 2011, 15,000 stock options have been granted to the Independent Board Members pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the twenty-six weeks ended July 30, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 29, 2011	205,626	$9.84	6.1	$244
Granted	—	—
Exercised	(1,000)	4.79		9
Forfeited	(622)	3.52		2
Outstanding as of July 30, 2011	204,004	$9.88	5.6	$732
Vested as of July 30, 2011	192,671	$10.18	5.5	$635
Exercisable as of July 30, 2011	182,161	$9.66	5.5	$669
Share-based compensation expense, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, was not material in all periods presented.

NOTE 5 - REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE
The Company’s revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	July 30, 2011	January 29, 2011
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$47,054	$57,879
Subordinated convertible note payable-affiliate	5,000	5,000
Subordinated non-convertible notes payable-affiliates	90,419	90,739
	142,473	153,618
Less current portion	(53)	(373)
Total long-term debt	$142,420	$153,245

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of July 30, 2011, the Company had $68.4 million of availability.

Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of July 30, 2011.
In addition, the Company has outstanding unsecured debt obligations as follows:
(i)a promissory note in the principal amount of $35 million, held by Quality King (the “QKD Note”), which provides for payment of principal in quarterly installments between April 30, 2015 and July 31, 2018 and payment of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate, as defined in the Senior Credit Facility, plus 1% per annum;
(ii)promissory notes in the aggregate principal amount of approximately $55.4 million, held by six estate trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on April 30, 2015 and payments of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate plus 2% per annum; and
(iii)a convertible note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “Convertible Note”), which allows the holders to convert any or all of the principal and accrued interest into shares of the Company’s common stock at $7.00 per share. This note provides for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%.

These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.2 million and $1.5 million for the thirteen weeks ended July 30, 2011 and July 31, 2010, respectively, and $2.6 million and $3.3 million for the twenty-six weeks ended July 30, 2011 and July 31, 2010, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note and the Nussdorf Trust Notes. On the Convertible Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at July 30, 2011 and January 29, 2011, respectively on the Nussdorf Trust Notes, the Quality King Note and the Convertible Note was approximately $19.1 million and $16.5 million and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of July 30, 2011 and January 29, 2011, respectively.

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
The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax provision (benefit) on its operating income (loss) for the thirteen or twenty-six weeks ended July 30, 2011.
During the thirteen and twenty-six weeks ended July 30, 2011, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of July 30, 2011 and January 29, 2011 was not significant.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 7 - BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.
Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. For the thirteen weeks ended July 31, 2010, the twenty-six weeks ended July 30, 2011 and the twenty-six weeks ended July 31, 2010, all common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding were excluded from the diluted net loss per share calculation because the results would be antidilutive. For the thirteen weeks ended July 30, 2011, warrants outstanding were excluded from the diluted net income per share calculation because the result would be antidilutive.
A reconciliation of the numerator and denominator of basic and diluted net income (loss) per share is as follows (in thousands except per share amounts):

	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010	Twenty-six Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 31, 2010
Numerator:
Net income (loss) - basic	$521	$(7,482)	$(3,234)	$(14,873)
Add interest expense on convertible note	79	—	—	—
Net income (loss) - diluted	$600	$(7,482)	$(3,234)	$(14,873)

Denominator:
Weighted average number of common shares - basic	8,967	8,967	8,967	8,966
Incremental shares from assumed exercise of equity based awards	60	—	—	—
Assumed conversion of convertible note	714	—	—	—
Weighted average number of common shares - diluted	9,741	8,967	8,967	8,966

Basic income (loss) per common share	$0.06	$(0.83)	$(0.36)	$(1.66)
Diluted income (loss) per common share	$0.06	$(0.83)	$(0.36)	$(1.66)
During the thirteen weeks ended July 30, 2011 and July 31, 2010, there were 1,510,500 and 2,405,578, respectively, potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the twenty-six weeks ended July 31, 2011 and July 30, 2010, there were 2,418,290 and 2,405,578, respectively, potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including those potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own own assumptions
As of July 30, 2011, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen and twenty-six weeks ended July 30, 2011. There were no non-financial liabilities outstanding as of July 30, 2011 and January 29, 2011.

NOTE 9 - CONTINGENCIES
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

NOTE 10 - RELATED-PARTY TRANSACTIONS
Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of July 30, 2011, excluding shares issuable upon conversion of certain Warrants or the Convertible Note discussed in Note 5, and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz (“Mr. Katz”), is also an executive of Quality King.
See Note 5 for a discussion of notes payable to affiliates.
Effective August 1, 2008, the 2003 Stockholder Agreement between our predecessor company, Model Reorg, Inc. and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bears interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The note payable is included in current and long-term notes payable-affiliate as of July 30, 2011 and January 29, 2011, in the aggregate amount of $0.1 million and $0.4 million, respectively.
Transactions With Affiliated Companies
Glenn Nussdorf beneficially owns approximately 11.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a publicly traded manufacturer and distributor of prestige fragrances and beauty products. The Company has historically purchased merchandise from Parlux. Glenn Nussdorf also has an ownership interest in Lighthouse Beauty Marketing, LLC and Lighthouse Beauty, LLC, both of which are manufacturers and distributors of prestige fragrances. Starting in fiscal 2010, the Company began purchasing merchandise from both entities. Starting in fiscal 2009, the Company has also purchased merchandise from Quality King. The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity. Transactions with these related companies during the thirteen and twenty-six weeks ended July 30, 2011 and July 31, 2010 were as follows:

	Total Purchases Thirteen Weeks Ended July 30, 2011	Total Purchases Thirteen Weeks Ended July 31, 2010	Total Purchases Twenty-six Weeks Ended July 30. 2011	Total Purchases Twenty-six Weeks Ended July 31, 2010	Balance Due July 30, 2011	Balance Due January 29, 2011
	(in thousands)
Parlux	$6,466	$11,214	$16,501	$18,884	$9,437	$14,015
Quality King	—	797	—	3,529	—	—
Lighthouse Beauty Marketing, LLC	77	—	427	—	128	318
Lighthouse Beauty, LLC	1,110	—	1,638	—	1,050	406
	$7,653	$12,011	$18,566	$22,413	$10,615	$14,739

Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirteen and twenty-six weeks ended July 30, 2011, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at July 30, 2011.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as the Company’s principal offices. As of July 30, 2011, the monthly current sublease payments are approximately

$211,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.6 million during both thirteen week periods ended July 30, 2011 and July 31, 2010, and $1.3 million for both twenty-six week periods ended July 30, 2011 and July 31, 2010 for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.2 million during the thirteen weeks ended July 30, 2011 and July 31, 2010, and $0.3 million during the twenty-six weeks ended July 30, 2011 and July 31, 2010. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both July 30, 2011 and January 29, 2011.

NOTE 11 - SEGMENT INFORMATION
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

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(in thousands)
Net sales:
Retail	$78,851	$71,659	$151,233	$137,574
Wholesale	24,744	26,435	58,143	63,329
	$103,595	$98,094	$209,376	$200,903
Gross profit:
Retail	$35,765	$29,969	$68,134	$58,157
Wholesale	6,791	6,391	14,544	15,787
	$42,556	$36,360	$82,678	$73,944

	July 30, 2011	January 29, 2011
Total assets:
Wholesale	$326,798	$324,726
Retail	240,935	246,961
	567,733	571,687
Eliminations (a)	(271,632)	(271,215)
Consolidated assets	$296,101	$300,472

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Members of senior management and a principal shareholder of the Company have had preliminary discussions with Parlux Fragrances, Inc. (“Parlux”) regarding the possible terms of a business combination between the Company and Parlux. Based upon these preliminary discussions, representatives of the Company and Parlux may continue to engage in discussions regarding a potential combination of the two companies; however they are under no obligation to do so. There can be no assurance that any agreement between the Company and Parlux regarding a potential business combination will ever be reached, or if such an agreement is reached, that such a transaction will be consummated. Parlux is one of the Company's largest trading partners. Information about the Company's purchases from, and amounts owed to, Parlux is provided in Note 10 to the financial statements included in Item 1 of this Form 10-Q. At June 30, 2011, Parlux had assets of $114.5 million, and its sales and net loss for the quarter ended June 30, 2011 were $22.9 million and $2.9 million, respectively. Its current market capitalization is approximately $68 million. Further information about Parlux may be found in its filings with the Securities and Exchange Commission at www.sec.gov/edgar/searchedgar/companysearch.html. The Company expects that, if any such transaction were to occur, the consideration provided to the Parlux shareholders would consist of both cash and Company common stock, and that it expects to finance the cash portion through further borrowing and, possibly, the issuance of equity. The Company's management has not yet quantified the possible impact of any such business combination on the Company's capital needs or results of operations.

Comparison of the Thirteen Weeks Ended July 30, 2011 with the Thirteen Weeks Ended July 31, 2010.

Net Sales

	Thirteen Weeks Ended July 30, 2011	Percentage of Net Sales	Thirteen Weeks Ended July 31, 2010	Percentage of Net Sales

	($ in thousands)
Retail	$78,851	76.1%	$71,659	73.1%
Wholesale	24,744	23.9%	26,435	26.9%
Total net sales	$103,595	100.0%	$98,094	100.0%

Net sales increased 5.6% from $98.1 million in the thirteen weeks ended July 31, 2010 to $103.6 million in the thirteen weeks ended July 30, 2011. The increase in sales was primarily due to an increase in retail sales of $7.2 million.

Retail sales increased by 10.0% from $71.7 million in the thirteen weeks ended July 31, 2010 to $78.9 million in the thirteen weeks ended July 30, 2011. The increase was due to an increase in Perfumania's retail sales of $6.4 million and an increase in SOW's consignment sales of $0.8 million.

Perfumania's retail sales increased from $56.6 million in the thirteen weeks ended July 31, 2010 to $63.0 million in the thirteen weeks ended July 30, 2011. The average number of stores operated was 344 in the thirteen weeks ended July 30, 2011 compared with 367 in the comparable period last year. Perfumania's comparable store sales increased by 14.6% during the thirteen weeks ended July 30, 2011 from the same period in 2010. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended July 30, 2011 increased 5.6% from the prior year's comparable period while the total number of units sold increased by 5.4%. We attribute the increase in the average retail price per unit sold and the increase in the number of units sold to an increase in mall traffic and various store level pricing promotions.

SOW's consignment sales increased from $15.1 million in the thirteen weeks ended July 31, 2010 to $15.9 million in the thirteen weeks ended July 30, 2011. The increase in SOW's net sales is due to an increase in sales to existing accounts and addition of one new account, offset by the termination of several consignment relationships.

The decrease in wholesale sales of $1.7 million is the result of lower customer demand during the thirteen weeks ended July 30, 2011 compared to the thirteen weeks ended July 31, 2010.

Gross Profit

	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010
	(in thousands)
Retail	$35,765	$29,969
Wholesale	6,791	6,391
Total gross profit	$42,556	$36,360

Gross Profit Percentages

	Thirteen Weeks Ended July 30, 2011	Thirteen Weeks Ended July 31, 2010
Retail	45.4%	41.8%
Wholesale	27.4%	24.2%
Total gross profit percentage	41.1%	37.1%
Gross profit increased 17.0% from $36.4 million in the thirteen weeks ended July 31, 2010 to $42.6 million in the thirteen weeks ended July 30, 2011. The increase in gross profit was due to the increase in retail sales volume as discussed above as well as a higher retail gross profit percentage, and an increase in wholesale gross profit due to less discounting during the thirteen weeks ended July 30, 2011.

Perfumania's retail gross profit dollars for the thirteen weeks ended July 30, 2011 increased by 21.6% to $30.3 million compared with the comparable period in 2010. For these same periods, Perfumania's retail gross margins were 48.1% and 44.1%, respectively. The increase in Perfumania's retail gross profit percentage was due to decreased promotional activity during the thirteen weeks ended July 30, 2011.

Expenses

Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $38.3 million in the thirteen weeks ended July 30, 2011, compared to $38.5 million in the thirteen weeks ended July 31, 2010. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.2 million for both thirteen week periods ended July 30, 2011 and July 31, 2010.

Depreciation and amortization was approximately $1.9 million in the thirteen weeks ended July 30, 2011, compared to $2.2 million for the thirteen weeks ended July 31, 2010.

Interest expense was approximately $1.9 million for the thirteen weeks ended July 30, 2011 compared with approximately $3.2 million for the thirteen weeks ended July 31, 2010. The decrease in interest expense is due primarily to a lower average outstanding balance and a lower overall average interest rate on the Company's revolving credit facility, as well as a lower overall average interest rate on the Company's outstanding notes payable to affiliates during the thirteen weeks ended July 30, 2011 compared with the thirteen weeks ended July 31, 2010. The interest rates on total variable interest debt decreased by approximately 1.9% during the thirteen weeks ended July 30, 2011 as compared to the thirteen weeks ended July 31, 2010.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax provision (benefit) was recorded during the thirteen week periods ended July 30, 2011 and July 31, 2010.

As a result of the foregoing, we realized net income of approximately $0.5 million in the thirteen weeks ended July 30, 2011 compared to a net loss of $7.5 million in the thirteen weeks ended July 31, 2010.

Comparison of the Twenty-six Weeks Ended July 30, 2011 with the Twenty-six Weeks Ended July 31, 2010.

Net Sales

	Twenty-six Weeks Ended July 30, 2011	Percentage of Net Sales	Twenty-six Weeks Ended July 31, 2010	Percentage of Net Sales
	(in thousands)
Retail	$151,233	72.2%	$137,574	68.5%
Wholesale	58,143	27.8%	63,329	31.5%
Total net sales	$209,376	100.0%	$200,903	100.0%

Net sales increased 4.2% from $200.9 million in the twenty-six weeks ended July 31, 2010 to $209.4 million in the twenty-six weeks ended July 30, 2011. The increase in sales was primarily due to an increase in retail sales of $13.7 million offset by a decrease in wholesale sales of $5.2 million.

Retail sales increased by 9.9% from $137.6 million in the twenty-six weeks ended July 31, 2010 to $151.2 million in the twenty-six weeks ended July 30, 2011. The increase was due to an increase in Perfumania's retail sales of $12.2 million and an increase in SOW's consignment sales of $1.5 million.

Perfumania's retail sales increased from $108.5 million in the twenty-six weeks ended July 31, 2010 to $120.7 million in the twenty-six weeks ended July 30, 2011. Perfumania's comparable store sales increased by 14.4% during the twenty-six weeks ended July 30, 2011. The average retail price per unit sold during the twenty-six weeks ended July 30, 2011 increased 5.3% from the prior year's comparable period while the total number of units sold increased by 5.6%. We attribute the increase in the average retail price per unit sold and the increase in the number of units sold to an increase in mall traffic and various store level pricing promotions. The average number of stores operated was 349 in the twenty-six week period ended July 30, 2011, versus 367 in the prior year's comparable period.

SOW's consignment sales increased from $29.0 million in the twenty-six weeks ended July 31, 2010 to $30.5 million in the twenty-six weeks ended July 30, 2011. The increase in SOW's net sales is due to an increase in sales to existing accounts and addition of one new account, offset by the termination of several consignment relationships.

The decrease in wholesale sales of $5.2 million is the result of less customer demand during the twenty-six weeks ended July 30, 2011 compared to the twenty-six weeks ended July 31, 2010.

Gross Profit

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010
	(in thousands)
Retail	$68,134	$58,157
Wholesale	14,544	15,787
Total gross profit	$82,678	$73,944
Gross Profit Percentages

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 30, 2011	July 31, 2010
Retail	45.1%	42.3%
Wholesale	25.0%	24.9%
Total gross profit percentage	39.5%	36.8%

Gross profit increased 11.8% from $73.9 million in the twenty-six weeks ended July 31, 2010 to $82.7 million in the twenty-six weeks ended July 30, 2011. The increase in gross profit was due to the increase in retail sales volume as discussed above as well as a higher retail gross profit percentage offset by a decrease in wholesale gross profit due to lower sales.
Perfumania's retail gross profit for the twenty-six weeks ended July 30, 2011 increased by 19.4% to $57.5 million compared with the comparable period in 2010. For these same periods, Perfumania's retail gross margins were 47.7% and 44.4%, respectively.

Expenses

Selling, general and administrative expenses were $78.1 million in the twenty-six weeks ended July 30, 2011, compared to $77.8 million in the twenty-six weeks ended July 31, 2010. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.3 million for both the twenty-six week periods ended July 30, 2011 and July 31, 2010.

Depreciation and amortization was approximately $3.8 million in the twenty-six weeks ended July 30, 2011, compared to $4.4 million for the twenty-six weeks ended July 31, 2010.

Interest expense was approximately $4.0 million for the twenty-six weeks ended July 30, 2011 compared with approximately $6.6 million for the twenty-six weeks ended July 31, 2010. The interest rates on total variable interest debt decreased by approximately 2.1% during the twenty-six weeks ended July 30, 2011 as compared to the twenty-six weeks ended July 31, 2010. The decrease in interest expense is due primarily to a lower average outstanding balance and a lower overall average interest rate on the Company's revolving credit facility, as well as a lower overall average interest rate on the Company's outstanding notes payable to affiliates during the twenty-six weeks ended July 30, 2011 compared with the twenty-six weeks ended July 31, 2010.

Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the twenty-six week periods ended July 30, 2011 and July 31, 2010.
As a result of the foregoing, we realized a net loss of approximately $3.2 million in the twenty-six weeks ended July 30, 2011, compared to a net loss of $14.9 million in the twenty-six weeks ended July 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities during the twenty-six weeks ended July 30, 2011 was approximately $13.1 million, compared with approximately $26.3 million used in operating activities during the twenty-six weeks ended July 31, 2010. The $39.4 million increase in cash flows from operating activities during the twenty-six weeks ended July 30, 2011 compared with the prior year’s comparable period resulted primarily from an increase in accounts payable due to the timing of repayments to our vendors, a decrease in inventory levels during the twenty-six weeks ended July 30, 2011 due to a reduction in inventory purchases and a reduction in our net loss. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Our purchases from related parties are generally payable in 90 days; however due to the seasonality of our business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.
Net cash used in investing activities was approximately $1.2 million in the twenty-six weeks ended July 30, 2011 compared to $1.3 million in the twenty-six weeks ended July 31, 2010. The current period’s investing activities primarily represented spending for renovation of existing stores and information technology enhancements. During the twenty-six weeks ended July 30, 2011, Perfumania opened two new stores and closed 19 stores. We plan to open approximately five stores for the remainder of fiscal 2011 and currently do not plan to close any more. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash used in financing activities during the twenty-six weeks ended July 30, 2011 was approximately $11.8 million, primarily from net repayments under our credit facility, compared with approximately $27.2 million provided by financing activities from net borrowings under our credit facility for the twenty-six weeks ended July 31, 2010.
The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of July 30, 2011. As of July 30, 2011, the Company had $68.4 million available to borrow under the Senior Credit Facility based on the borrowing base at that date. Further information about the Senior Credit Facility is included in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.

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

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 4.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report (July 30, 2011), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the second quarter of fiscal 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
Not applicable.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITES
None.

ITEM 4.	REMOVED AND RESERVED

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PERFUMANIA HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	September 12, 2011	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Chief Financial Officer
(Principal Financial and
Accounting Officer)