Form 10-Q
period 2011-10-29
Perfumania Holdings, Inc.
filed 2011-12-13
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 12, 2011 there were 8,968,751 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 29, 2011	January 29, 2011
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1,243	$1,236
Accounts receivable, net of allowances of $983 and $525, as of October 29, 2011 and January 29, 2011, respectively	35,410	20,305
Inventories	255,623	224,645
Prepaid expenses and other current assets	12,308	9,769
Total current assets	304,584	255,955
Property and equipment, net	25,251	28,050
Other assets, net	15,225	16,467
Total assets	$345,060	$300,472
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$59,625	$25,789
Accounts payable-affiliates	18,550	14,787
Accrued expenses and other liabilities	23,864	16,734
Current portion of notes payable-affiliate	—	373
Current portion of obligations under capital leases and other long-term debt	617	1,232
Total current liabilities	102,656	58,915
Revolving credit facility	58,289	57,879
Notes payable-affiliates	95,366	95,366
Long-term portion of obligations under capital leases	1,700	1,773
Other long-term liabilities	30,577	26,031
Total liabilities	288,588	239,964
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of October 29, 2011 and January 29, 2011, none issued	—	—
Common Stock, $0.01 par value, 20,000,000 shares authorized; 9,867,000 shares and 9,865,000 shares issued as of October 29, 2011 and January 29, 2011, respectively	99	99
Additional paid-in capital	125,216	125,186
Accumulated deficit	(60,266)	(56,200)
Treasury stock, at cost, 898,249 shares as of October 29, 2011 and January 29, 2011	(8,577)	(8,577)
Total shareholders’ equity	56,472	60,508
Total liabilities and shareholders’ equity	$345,060	$300,472
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Net sales	$120,125	$120,965	$329,501	$321,868
Cost of goods sold	77,054	79,956	203,752	206,915
Gross profit	43,071	41,009	125,749	114,953
Operating expenses:
Selling, general and administrative expenses	39,936	39,427	118,056	117,262
Depreciation and amortization	2,084	2,243	5,839	6,595
Total operating expenses	42,020	41,670	123,895	123,857
Income (loss) from operations	1,051	(661)	1,854	(8,904)
Interest expense	(1,883)	(3,464)	(5,920)	(10,094)
Loss before income tax benefit	(832)	(4,125)	(4,066)	(18,998)
Income tax benefit	—	2,447	—	2,447
Net loss	$(832)	$(1,678)	$(4,066)	$(16,551)
Net loss per common share:
Basic and diluted	$(0.09)	$(0.19)	$(0.45)	$(1.85)

Weighted average number of common shares outstanding:
Basic and diluted	8,967,963	8,966,751	8,967,162	8,966,565

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010
Cash flows from operating activities:
Net loss	$(4,066)	$(16,551)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	732	1,814
Depreciation and amortization	5,839	6,595
Provision for losses on accounts receivable	136	190
Share-based compensation	20	81
Change in operating assets and liabilities:
Accounts receivable	(15,241)	(16,978)
Inventories	(30,978)	(52,493)
Prepaid expenses and other assets	(2,411)	(1,593)
Accounts payable-non affiliates	33,836	20,854
Accounts payable-affiliates	3,763	(15,889)
Accrued expenses and other liabilities, and other long-term liabilities	11,676	14,678
Net cash provided by (used in) operating activities	3,306	(59,292)
Cash flows from investing activities:
Additions to property and equipment	(2,658)	(2,096)
Net cash used in investing activities	(2,658)	(2,096)
Cash flows from financing activities:
Net borrowings under bank line of credit	410	62,247
Payments on affiliated notes payable	(373)	(480)
Principal payments under capital lease obligations	(688)	(836)
Payments of long-term debt and other	—	(30)
Proceeds from exercise of stock options	10	2
Net cash (used in) provided by financing activities	(641)	60,903
Increase (decrease) in cash and cash equivalents	7	(485)
Cash and cash equivalents at beginning of period	1,236	1,951
Cash and cash equivalents at end of period	$1,243	$1,466

Supplemental Information:
Cash paid during the period for:
Interest	$1,412	$2,877
Income taxes	$853	$675
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
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen and thirty-nine weeks ended October 29, 2011 are not necessarily indicative of results to be expected for the full fiscal year.
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
As of October 29, 2011, Perfumania operated a chain of 344 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Daffy’s, Steinmart and K & G.

OTHER MATTERS - LIQUIDITY ENHANCEMENT
In January 2011, the Company entered into a new $225 million Senior Credit Facility (the “Senior Credit Facility”) (see Note 5). The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Senior Credit Facility will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Senior Credit Facility will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products, general economic conditions and the level of consumer spending, and the Company’s ability to comply with financial and other covenants included in the Senior Credit Facility.
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

NOTE 3 - INTANGIBLE ASSETS
The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying condensed consolidated balance sheets as of October 29, 2011 and January 29, 2011:

		October 29, 2011			January 29, 2011
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Tradenames	7-20	$9,408	$6,286	$3,122	$9,408	$6,000	$3,408
Favorable leases	7	886	327	559	886	232	654
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$18,794	$6,613	$12,181	$18,794	$6,232	$12,562

There was no recorded goodwill as of October 29, 2011 and January 29, 2011.
In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen weeks or thirty-nine weeks ended October 29, 2011 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $0.1 million for both thirteen week periods ended October 29, 2011 and October 30, 2010, respectively, and $0.3 million and $0.5 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively. As of October 29, 2011, the weighted average amortization periods for the remaining tradenames with finite lives and for favorable lease agreements are 16.9 years and 7.0 years, respectively. As of October 29, 2011, future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2011	$127
2012	500
2013	476
2014	476
2015	476
2016	371
Thereafter	1,255
$3,681
NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,134,500 shares of common stock were reserved for issuance as of October 29, 2011. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of October 29, 2011, 15,000 stock options have been granted to the Independent Board Members pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the thirty-nine weeks ended October 29, 2011:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 29, 2011	205,626	$9.84	6.1	$244
Granted	—	—
Exercised	(2,000)	4.79		9
Forfeited	(622)	3.52		2
Outstanding as of October 29, 2011	203,004	$9.91	5.4	$1,873
Vested as of October 29, 2011	203,004	$9.91	5.4	$1,873
Exercisable as of October 29, 2011	197,000	$9.50	5.3	$1,873

Share-based compensation expense, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations, was not material in all periods presented.

NOTE 5 - REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE
The Company’s revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliate consist of the following:

	October 29, 2011	January 29, 2011
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$58,289	$57,879
Subordinated convertible note payable-affiliate	—	5,000
Subordinated non-convertible notes payable-affiliates	95,366	90,739
	153,655	153,618
Less current portion	—	(373)
Total long-term debt	$153,655	$153,245

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of October 29, 2011, the Company had $86.5 million of availability.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of October 29, 2011.
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
(ii)promissory notes in the aggregate principal amount of approximately $55.4 million, held by six estate trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on April 30, 2015 and payments of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate plus 2% per annum; and
(iii)a promissory note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “2004 Note”), which provides for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%. The 2004 Note was previously convertible into shares of the Company's common stock at $7.00 per share, however this conversion feature expired on August 11, 2011.

These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.1 million and $1.4 million for the thirteen weeks ended October 29, 2011 and October 30, 2010, respectively, and $3.7 million and $4.6 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note and the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at October 29, 2011 and January 29, 2011, respectively on the Nussdorf Trust Notes, the Quality King Note and the 2004 Note was approximately $20.2 million and $16.5 million and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of October 29, 2011 and January 29, 2011, respectively.

NOTE 6 - ACCOUNTING FOR INCOME TAXES
The Company conducts business throughout the United States and Puerto Rico and as a result, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions and Puerto Rico. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2007. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. Our U.S. federal tax returns of our predecessor company for the years ended June 30, 2009 and June 30, 2007 are currently under examination, relating to the Company's carry-back of net operating loss which resulted in a claim for refund of federal income taxes of approximately $2.5 million. The claim for refund is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 29, 2011 and January 29, 2011. Management does not expect any material adjustment to the amount of the claim for refund as a result of these examinations.
The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a federal or state tax provision (benefit) on its operating income (loss) for the thirteen or thirty-nine weeks ended October 29, 2011.
During the thirteen and thirty-nine weeks ended October 29, 2011, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of October 29, 2011 and January 29, 2011 was not significant.
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
Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. All common stock equivalents, which include outstanding stock options, the subordinated convertible note payable to affiliate and warrants outstanding were not included in the diluted net loss per share for any period presented because the results would be antidilutive.
During the thirteen and thirty-nine weeks ended October 29, 2011, there were 1,703,004 potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the thirteen and thirty-nine weeks ended October 30, 2010, there were 2,417,290 potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including those potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of October 29, 2011, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen and thirty-nine weeks ended October 29, 2011. There were no non-financial liabilities outstanding as of October 29, 2011 and January 29, 2011.

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

NOTE 10 - RELATED-PARTY TRANSACTIONS
Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of October 29, 2011, excluding shares issuable upon conversion of certain Warrants and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz (“Mr. Katz”), is also an executive of Quality King.
See Note 5 for a discussion of notes payable to affiliates.
Effective August 1, 2008, the 2003 Stockholder Agreement between our predecessor company, Model Reorg, Inc. and Mr. Katz was amended and restated (the “Agreement”) and the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz. The note, which bore interest at 4% and is payable in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011, liquidated Model Reorg’s preexisting obligation to Mr. Katz under the Agreement, which had provided for stock ownership and an earnings participation in Model Reorg. Under the Agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The balance of the note payable was paid in August 2011. As of January 29, 2011, the note payable was included in current notes payable-affiliate in the aggregate amount of $0.4 million.

Transactions With Affiliated Companies
Glenn Nussdorf beneficially owns approximately 11.1% of the outstanding common stock of Parlux Fragrances, Inc. (“Parlux”), a publicly traded manufacturer and distributor of prestige fragrances and beauty products. The Company has historically purchased merchandise from Parlux. Glenn Nussdorf also has an ownership interest in Lighthouse Beauty Marketing, LLC and Lighthouse Beauty, LLC, both of which are manufacturers and distributors of prestige fragrances. Starting in fiscal 2010, the Company began purchasing merchandise from both entities. Starting in fiscal 2009, the Company has also purchased merchandise from Quality King. The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity. Transactions with these related companies during the thirteen and thirty-nine weeks ended October 29, 2011 and October 30, 2010 were as follows:

	Total Purchases Thirteen Weeks Ended October 29, 2011	Total Purchases Thirteen Weeks Ended October 30, 2010	Total Purchases Thirty-nine Weeks Ended October 29, 2011	Total Purchases Thirty-nine Weeks Ended October 30, 2010	Balance Due October 29, 2011	Balance Due January 29, 2011
	(in thousands)
Parlux	$18,523	$16,549	$35,024	$35,433	$17,340	$14,015
Quality King	—	—	—	3,529	—	—
Lighthouse Beauty Marketing, LLC	140	—	567	—	2	318
Lighthouse Beauty, LLC	6,744	—	8,383	—	1,167	406
	$25,407	$16,549	$43,974	$38,962	$18,509	$14,739

Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirteen and thirty-nine weeks ended October 29, 2011, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at October 29, 2011.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as the Company’s principal offices. As of October 29, 2011, the monthly current sublease payments are approximately $211,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.6 million during both thirteen week periods ended October 29, 2011 and October 30, 2010, and $1.9 million and $1.8 million for the thirty-nine weeks ended October 29, 2011 and October 30, 2010, respectively, for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.1 million during the thirteen weeks ended October 29, 2011 and October 30, 2010, and $0.4 million during the thirty-nine weeks ended October 29, 2011 and October 30, 2010. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both October 29, 2011 and January 29, 2011.

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

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(in thousands)
Net sales:
Retail	$72,888	$69,068	$224,121	$206,641
Wholesale	47,237	51,897	105,380	115,227
	$120,125	$120,965	$329,501	$321,868
Gross profit:
Retail	$33,350	$31,054	$101,484	$89,211
Wholesale	9,721	9,955	24,265	25,742
	$43,071	$41,009	$125,749	$114,953

	October 29, 2011	January 29, 2011
Total assets:
Wholesale	$354,646	$324,726
Retail	263,294	246,961
	617,940	571,687
Eliminations (a)	(272,880)	(271,215)
Consolidated assets	$345,060	$300,472

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As previously discussed, members of senior management and a principal shareholder of the Company are engaging in discussions with Parlux Fragrances, Inc. (“Parlux”) regarding the possible terms of a business combination between the Company and Parlux, although they are under no obligation to do so. There can be no assurance that any agreement between the Company and Parlux regarding a potential business combination will ever be reached, or if such an agreement is reached, that such a transaction will be consummated. Parlux is one of the Company's largest trading partners. Information about the Company's purchases from, and amounts owed to, Parlux is provided in Note 10 to the financial statements included in Item 1 of this Form 10-Q. At September 30, 2011, Parlux had assets of $124.4 million, and its sales and net income for the six months ended September 30, 2011 were $68.9 million and $0.4 million, respectively. Its current market capitalization is approximately $66.7 million. Further information about Parlux may be found in its filings with the Securities and Exchange Commission at www.sec.gov/edgar/searchedgar/companysearch.html. The Company expects that, if any such transaction were to occur, the consideration provided to the Parlux shareholders would consist of both cash and Company common stock, and that it expects to finance the cash portion, as well as costs of acquisition, through further borrowing and, possibly, the issuance of equity. Unless and until the terms of any such transaction are determined, the Company's management will not be in a position to definitively quantify the impact on the Company's capital needs or results of operations.

Comparison of the Thirteen Weeks Ended October 29, 2011 with the Thirteen Weeks Ended October 30, 2010.

Net Sales

	Thirteen Weeks Ended October 29, 2011	Percentage of Net Sales	Thirteen Weeks Ended October 30, 2010	Percentage of Net Sales

	($ in thousands)
Retail	$72,888	60.7%	$69,068	57.1%
Wholesale	47,237	39.3%	51,897	42.9%
Total net sales	$120,125	100.0%	$120,965	100.0%

Net sales decreased 0.7% from $121.0 million in the thirteen weeks ended October 30, 2010 to $120.1 million in the thirteen weeks ended October 29, 2011. The decrease in sales was due to a $4.7 million decrease in wholesale sales, partially offset by an increase in retail sales of $3.8 million.
Retail sales increased by 5.5% from $69.1 million in the thirteen weeks ended October 30, 2010 to $72.9 million in the thirteen weeks ended October 29, 2011. The increase was due to an increase in Perfumania's retail sales of $3.2 million and an increase in SOW's consignment sales of $0.6 million.
Perfumania's retail sales increased from $56.4 million in the thirteen weeks ended October 30, 2010 to $59.6 million in the thirteen weeks ended October 29, 2011. The average number of stores operated was 344 in the thirteen weeks ended October 29, 2011 compared with 368 in the comparable period last year. Perfumania's comparable store sales increased by 8.4% during the thirteen weeks ended October 29, 2011 from the same period in 2010. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended October 29, 2011 was unchanged from the prior year's comparable period while the total number of units sold increased by 5.9%. We attribute the increase in the number of units sold to an increase in mall traffic and various store level pricing promotions.
SOW's consignment sales increased from $12.7 million in the thirteen weeks ended October 30, 2010 to $13.3 million in the thirteen weeks ended October 29, 2011. The increase in SOW's net sales is due generally to an increase in sales to one account which was added during the thirteen weeks ended October 30, 2010.
The decrease in wholesale sales of $4.7 million is the result of less product availability for the wholesale division and lower customer demand during the thirteen weeks ended October 29, 2011 compared to the thirteen weeks ended October 30, 2010.

Gross Profit

	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010
	(in thousands)
Retail	$33,350	$31,054
Wholesale	9,721	9,955
Total gross profit	$43,071	$41,009

Gross Profit Percentages

	Thirteen Weeks Ended October 29, 2011	Thirteen Weeks Ended October 30, 2010
Retail	45.8%	45.0%
Wholesale	20.6%	19.2%
Total gross profit percentage	35.9%	33.9%
Gross profit increased 5.1% from $41.0 million in the thirteen weeks ended October 30, 2010 to $43.1 million in the thirteen weeks ended October 29, 2011. The increase in gross profit was due to the increase in retail sales volume as discussed above as well as a higher retail gross profit percentage, offset by a decrease in wholesale sales volume during the thirteen weeks ended October 29, 2011.
Perfumania's retail gross profit dollars for the thirteen weeks ended October 29, 2011 increased by 0.5% to $27.3 million compared with the comparable period in 2010. For these same periods, Perfumania's retail gross margins were 45.8% and 48.1%, respectively. The decrease in Perfumania's retail gross profit percentage was due to increased promotional activity during the thirteen weeks ended October 29, 2011.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $39.9 million in the thirteen weeks ended October 29, 2011, compared to $39.4 million in the thirteen weeks ended October 30, 2010. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.1 million for both thirteen week periods ended October 29, 2011 and October 30, 2010, and expenses related to the potential business combination with Parlux discussed above which were $0.3 million for the thirteen weeks ended October 29, 2011.
Depreciation and amortization was approximately $2.1 million in the thirteen weeks ended October 29, 2011, compared to $2.2 million for the thirteen weeks ended October 30, 2010.
Interest expense was approximately $1.9 million for the thirteen weeks ended October 29, 2011 compared with approximately $3.5 million for the thirteen weeks ended October 30, 2010. The decrease in interest expense is due primarily to a lower average outstanding balance and a lower overall average interest rate on the Company's revolving credit facility, as well as a lower overall average interest rate on the Company's outstanding notes payable to affiliates during the thirteen weeks ended October 29, 2011 compared with the thirteen weeks ended October 30, 2010.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen week periods ended October 29, 2011 and October 30, 2010. The income tax benefit of approximately $2.5 million in the thirteen weeks ended October 30, 2010 relates to a claim for refund of federal income taxes due to the utilization of net operating losses on previously filed federal tax returns.
As a result of the foregoing, we realized a net loss of approximately $0.8 million in the thirteen weeks ended October 29,

2011 compared to a net loss of $1.7 million in the thirteen weeks ended October 30, 2010.

Comparison of the Thirty-nine Weeks Ended October 29, 2011 with the Thirty-nine Weeks Ended October 30, 2010.

Net Sales

	Thirty-nine Weeks Ended October 29, 2011	Percentage of Net Sales	Thirty-nine Weeks Ended October 30, 2010	Percentage of Net Sales
	(in thousands)
Retail	$224,121	68.0%	$206,641	64.2%
Wholesale	105,380	32.0%	115,227	35.8%
Total net sales	$329,501	100.0%	$321,868	100.0%

Net sales increased 2.4% from $321.9 million in the thirty-nine weeks ended October 30, 2010 to $329.5 million in the thirty-nine weeks ended October 29, 2011. The increase in sales was primarily due to an increase in retail sales of $17.4 million offset by a decrease in wholesale sales of $9.8 million.
Retail sales increased by 8.5% from $206.6 million in the thirty-nine weeks ended October 30, 2010 to $224.1 million in the thirty-nine weeks ended October 29, 2011. The increase was due to an increase in Perfumania's retail sales of $15.3 million and an increase in SOW's consignment sales of $2.2 million.
Perfumania's retail sales increased from $164.9 million in the thirty-nine weeks ended October 30, 2010 to $180.2 million in the thirty-nine weeks ended October 29, 2011. Perfumania's comparable store sales increased by 12.4% during the thirty-nine weeks ended October 29, 2011. The average retail price per unit sold during the thirty-nine weeks ended October 29, 2011 increased 9.2% from the prior year's comparable period while the total number of units sold increased by 5.7%. We attribute the increase in the average retail price per unit sold and the increase in the number of units sold to an increase in mall traffic and various store level pricing promotions. The average number of stores operated was 347 in the thirty-nine week period ended October 29, 2011, versus 367 in the prior year's comparable period.
SOW's consignment sales increased from $41.7 million in the thirty-nine weeks ended October 30, 2010 to $43.9 million in the thirty-nine weeks ended October 29, 2011. The increase in SOW's net sales is due to an increase in sales to existing accounts and addition of one new account during the third quarter of the prior fiscal year, offset by the termination of several consignment relationships.
The decrease in wholesale sales of $9.8 million is the result of less product availability for the wholesale division and less customer demand during the thirty-nine weeks ended October 29, 2011 compared to the thirty-nine weeks ended October 30, 2010.

Gross Profit

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010
	(in thousands)
Retail	$101,484	$89,211
Wholesale	24,265	25,742
Total gross profit	$125,749	$114,953

Gross Profit Percentages

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2011	October 30, 2010
Retail	45.3%	43.2%
Wholesale	23.0%	22.3%
Total gross profit percentage	38.2%	35.7%
Gross profit increased 9.3% from $115.0 million in the thirty-nine weeks ended October 30, 2010 to $125.7 million in the thirty-nine weeks ended October 29, 2011. The increase in gross profit was due to the increase in retail sales volume as discussed above as well as a higher retail gross profit percentage offset by a decrease in wholesale gross profit due to lower sales.
Perfumania's retail gross profit for the thirty-nine weeks ended October 29, 2011 increased by 12.6% to $84.8 million compared with the comparable period in 2010. For these same periods, Perfumania's retail gross margins were 47.0% and 45.7%, respectively.

Expenses
Selling, general and administrative expenses were $118.1 million in the thirty-nine weeks ended October 29, 2011, compared to $117.3 million in the thirty-nine weeks ended October 30, 2010. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.4 million for both the thirty-nine week periods ended October 29, 2011 and October 30, 2010, and expenses related to the potential business combination with Parlux discussed above which were $0.3 million for the thirteen weeks ended October 29, 2011.
Depreciation and amortization was approximately $5.8 million in the thirty-nine weeks ended October 29, 2011, compared to $6.6 million for the thirty-nine weeks ended October 30, 2010.
Interest expense was approximately $5.9 million for the thirty-nine weeks ended October 29, 2011 compared with approximately $10.1 million for the thirty-nine weeks ended October 30, 2010. The decrease in interest expense is due primarily to a lower average outstanding balance and a lower overall average interest rate on the Company's revolving credit facility, as well as a lower overall average interest rate on the Company's outstanding notes payable to affiliates during the thirty-nine weeks ended October 29, 2011 compared with the thirty-nine weeks ended October 30, 2010.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during either of the thirty-nine week periods ended October 29, 2011 and October 30, 2010. The income tax benefit of approximately $2.5 million in the thirty-nine weeks ended October 30, 2010 relates to a claim for refund of federal income taxes due to the utilization of net operating losses on previously filed federal tax returns.
As a result of the foregoing, we realized a net loss of approximately $4.1 million in the thirty-nine weeks ended October 29, 2011, compared to a net loss of $16.6 million in the thirty-nine weeks ended October 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities during the thirty-nine weeks ended October 29, 2011 was approximately $3.3 million, compared with approximately $59.3 million used in operating activities during the thirty-nine weeks ended October 30, 2010. The $62.6 million increase in cash flows from operating activities during the thirty-nine weeks ended October 29, 2011 compared with the prior year’s comparable period resulted primarily from an increase in accounts payable due to the timing of repayments to our vendors, a decrease in inventory levels during the thirty-nine weeks ended October 29, 2011 due to a reduction in inventory purchases and a reduction in our net loss. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Our purchases from related parties are generally payable in 90 days; however due to the seasonality of our business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity.
Net cash used in investing activities was approximately $2.7 million in the thirty-nine weeks ended October 29, 2011 compared to $2.1 million in the thirty-nine weeks ended October 30, 2010. The current period’s investing activities primarily represented spending for renovation of existing stores and new store openings and information technology enhancements. During the thirty-nine weeks ended October 29, 2011, Perfumania opened four new stores and closed 20 stores. We plan to open approximately four stores and close two stores for the remainder of fiscal 2011. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash used in financing activities during the thirty-nine weeks ended October 29, 2011 was approximately $0.6 million, primarily from net repayments under our credit facility, compared with approximately $60.9 million provided by financing activities from net borrowings under our credit facility for the thirty-nine weeks ended October 30, 2010.
The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of October 29, 2011. As of October 29, 2011, the Company had $86.5 million available to borrow under the Senior Credit Facility based on the borrowing base at that date. Further information about the Senior Credit Facility is included in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.
The Company has various unsecured notes payable outstanding to affiliates which in aggregate total $95.4 million of principal. No payments of principal may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility although interest payments are permitted under certain conditions. See further discussion of our notes payable to affiliates and our Senior Credit Facility in Note 5 of our condensed consolidated financial statements included in this Form 10-Q.
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

FORWARD-LOOKING STATEMENTS
Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our Senior Credit Facility, any failure of general economic conditions to improve, including any weaker than anticipated recovery in discretionary spending by consumers, competition, the ability to raise additional capital to finance our expansion or the costs of integrating and operating acquired companies, and other factors included in our filings with the SEC, including the Risk Factors included in our 2010 Annual Report on Form 10-K. Those Risk Factors contained in our 2010 Annual Report on Form 10-K are incorporated herein by this reference to them. Copies of our SEC filings are available from the SEC or may be obtained upon request from us.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report (October 29, 2011), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of the disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the third quarter of fiscal 2011, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	December 13, 2011	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Chief Financial Officer
(Principal Financial and Accounting Officer)