Form 10-K
period 2012-01-28
Perfumania Holdings, Inc.
filed 2012-04-17
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number: 0-19714
___________________________________
PERFUMANIA HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
___________________________________

Florida	65-0977964
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Sawgrass Drive, Suite 2 Bellport, New York	11713
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (631) 866-4100
___________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	The Nasdaq Stock Market
Securities registered pursuant to Section 12(g) of the Act:
None
___________________________________
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16.7 million as of July 31, 2011, based on the closing sale price of $13.33 per share.
The number of shares outstanding of the registrant’s common stock as of April 13, 2012: 8,970,918 shares

.

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
Our retail business is conducted through three subsidiaries:

•	Perfumania, a specialty retailer of fragrances and related products,

•	SOW, which sells fragrances in retail stores on a consignment basis, and

•	Perfumania.com an Internet retailer of fragrances and other specialty items.
During fiscal 2011 and 2010, approximately 71.8% and 67.5% of our net sales and 82.0% and 79.1% of our gross profit were provided by our retail division, and approximately 28.2% and 32.5% and 18.0% and 20.9%, respectively, by our wholesale division. Further information for each of the industry segments in which we operate is provided in Note 12 to our consolidated financial statements included in Item 8 of this Form 10-K.
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
In this Form 10-K, we refer to the fiscal year beginning January 30, 2011 and ending on January 28, 2012 as “fiscal 2011” and the fiscal year beginning January 31, 2010 and ending January 29, 2011 as “fiscal 2010”.
Pending Merger
The Company has entered into a merger agreement dated as of December 23, 2011, under which it plans to acquire Parlux Fragrances, Inc. (“Parlux”), a publicly-traded company that is in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products. Parlux, which markets its products primarily through specialty stores, national department stores and perfumeries on a worldwide basis, had net sales of $123 million for its most recently audited fiscal year ended March 31, 2011. The consideration to be delivered by Perfumania to Parlux stockholders for the acquisition (which we refer to as the “Merger”) will consist of cash and Company stock with an aggregate value of approximately $115.5 million, based on the $9.05 closing sale price of Perfumania common stock on the Nasdaq Stock Market on April 13, 2012.
Upon completion of the Merger, the Company expects to have annual revenues on a pro forma basis of over $550 million and total assets on a pro forma basis of over $450 million, subject to the determination of the final purchase price and completion of the purchase price allocation.
The Company expects to obtain financing for the cash portion of the merger consideration from two sources. First, it will use borrowings under its existing Senior Credit Facility of up to $32 million (which amount would be reduced to the extent that cash and cash equivalents held by Parlux at the closing of the merger are less than $15 million) to fund a portion of the merger consideration and up to $11 million to fund costs of the merger and related transactions. Second, it will borrow a total of $30 million from certain family trusts of its principal shareholders, Stephen Nussdorf, Glenn Nussdorf, and Arlene Nussdorf. The new loans will be subordinated to the Senior Credit Facility on the same basis as the Company's existing indebtedness to the Nussdorf trusts.
The Merger is subject to the approval of the shareholders of both companies. Special shareholder meetings are scheduled for April 17, 2012. Assuming the necessary approvals, and subject to the satisfaction or waiver of other conditions set forth in the merger agreement, we expect the Merger to close shortly after the shareholder meetings. You should refer to the Company's joint proxy statement / prospectus, which includes a copy of the merger agreement, for more information about Parlux, the terms of the proposed Merger, and the financing arrangements. The Company has mailed a copy of the joint proxy statement / prospectus to each Perfumania shareholder and has also posted it on the Company's website at www.perfumaniaholdingsinc.com/proxy_materials.aspx.
Wholesale Business
The wholesale division, which operates through QFG, distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owners/manufacturers. QFG strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. QFG’s sales are principally to retailers such as Wal-Mart, Walgreens, Kohl’s, Nordstrom Rack, Marshalls, Target, Ross Stores and CVS. QFG also operates a direct sales department that services over 10,000 pharmacies and specialty stores, through partnerships with AmerisourceBergen and Cardinal Health, throughout the United States.
Five Star’s owned and licensed brands are sold principally through the Company’s wholesale business, SOW’s consignment business, and Perfumania’s retail stores. Five Star handles the manufacturing, on behalf of Perfumania, of the Jerome Privee® product line, which includes bath and body products, and which is sold exclusively in Perfumania’s retail stores.
There were no customers who accounted for more than 10% of revenues in fiscal 2011 or 2010.
Retail Business
Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At January 28, 2012, Perfumania operated a chain of 344 “full service” retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 2,000 different fragrance items for women, men and children. These stores stock brand name and designer brands such as Estee Lauder®, Cartier®, Issey Miyake®, Bvlgari®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Hugo Boss®, Ralph Lauren/Polo®, Perry Ellis®, Liz Claiborne®, Giorgio® , Halston®, Escada®, Christian Dior®, Sean Jean®, Lacoste®, Burberry®, Azzaro®, Guess®, Donna Karan® and Paris Hilton®.1 Perfumania also carries a private label line of bath & body treatment products under the name Jerome Privee®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, although the stores are generally operated under the name “Perfumania.”® Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and suburban strip shopping centers.
Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. We benefit from our ability to reach a large group of customers from a central site. This also enables us to display a larger number of products than traditional store-based or catalog sellers, and the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility. During fiscal 2010, we launched a newly designed e-commerce website. The website was revamped in its entirety, providing customers with a more functional, personalized and simplified shopping experience.
SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,300 stores, including more than 1,300 Kmart locations nationwide, as well as through customers such as Burlington Coat Factory, Loehmann’s, Daffy’s, Steinmart and K&G. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer
 ______________

1	Trademarks used in this Form 10-K are the property of the Company or of our licensors. The ® and ™ symbols are deemed to apply to each instance of the respective mark in this report.

for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage.
The retail segment’s overall profitability depends principally on our ability to purchase a wide assortment of merchandise at favorable prices, attract customers and successfully conclude retail sales. Other factors affecting our profitability include general economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effect of special promotions. Retail store sales, internet sales, and consignment sales represented approximately 71.8% and 67.5% of the Company’s total sales in fiscal 2011 and 2010, respectively.
Seasonality and Quarterly Results
The Company’s business is highly seasonal, with the most significant activity occurring from September through December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 33.9% and 37.2% of total wholesale revenues being generated during these three months in fiscal 2011 and 2010, respectively. Retail revenues are the greatest in December, with approximately 22.7% and 22.8% of retail revenues being generated this month in fiscal 2011 and 2010, respectively, as is typical for a retail operation. In fiscal 2011 and 2010, the Company realized losses from operations during the first nine months and generated income from operations during the fourth quarter due to the seasonality of its business. However, there can be no assurance that future results will be consistent with historical results.
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
As of January 28, 2012, we operated 344 Perfumania stores in the United States and Puerto Rico. The following chart shows the number of Perfumania stores operated in each state in which those stores are located.

Perfumania Stores as of January 28, 2012
Alaska	2	Louisiana	5	North Carolina	11
Alabama	2	Maine	1	Ohio	8
Arizona	9	Maryland	8	Oklahoma	1
California	26	Massachusetts	8	Oregon	5
Colorado	3	Michigan	12	Pennsylvania	12
Connecticut	3	Minnesota	3	Puerto Rico	19
Delaware	2	Mississippi	3	South Carolina	8
Florida	53	Missouri	7	Tennessee	5
Georgia	13	Nevada	8	Texas	41
Hawaii	1	New Hampshire	4	Utah	1
Illinois	13	New Jersey	9	Virginia	3
Indiana	6	New York	20	Washington	6
				Wisconsin	3

In fiscal 2011 and 2010, Perfumania opened 7 and 3 stores, respectively, excluding seasonal locations. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. During fiscal 2011 and 2010, Perfumania closed 21 and 16 stores, respectively, excluding seasonal locations. For fiscal 2012, Perfumania intends to continue to focus on improving the profitability of its existing stores and management currently expects to open a minimum of 9 new stores and expects to close approximately 3 stores.
Suppliers
The Company purchases approximately 80% of its fragrances directly from brand owners/manufacturers and the balance from distributors. Its suppliers include most of the largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships, some of which are also customers of the Company. The Company maintains a regular dialogue with all designer fragrance brand manufacturers directed toward broadening its product offerings to its customers. The Company believes that having both wholesale and retail customers is desirable to most designer fragrance brand manufacturers and enhances its opportunities to further expand these relationships. In addition, the recent consolidation in the United States department store business and the weak global economy which has impacted United States department store fragrance sales has resulted in favorable buying opportunities for the Company with some of the largest fragrance manufacturers. As is customary in the fragrance industry, the Company has no long-term or exclusive contracts with suppliers.
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
Intellectual Property Rights
The Company’s portfolio of fragrance brands is of great importance to its business. Five Star owns the Lutece®, Norell®, Pavlova®, Realm®, Raffinee® and Royal Secret® brands, among others. It licenses designer and other fragrance brands, such as Bijan®, Gale Hayman®, Michael Jordan®, Pierre Cardin®, Royal Copenhagen®, Vicky Tiel®, Donald Trump®, XOXO®, Snookie®, and Ivanka Trump®, often acquiring exclusive worldwide distribution rights. Some of these licenses are renewable on a year-to-year basis or for longer periods, while the rest have terms that typically run from two to five years. Current expiration dates for these licenses (whereupon automatic or discretionary renewal periods may commence) range from October 31, 2012 to September 30, 2017. In addition to the trade name and service mark Perfumania, Perfumania’s stores operate under the trade names Fragrance Depot and Perfumania Plus.
We primarily rely on trademark law to protect our intellectual property rights. In addition to using registered trademarks covering licensed brands, we have a proprietary portfolio of approximately 60 U.S. registered trademarks and applications and approximately 200 foreign registered trademarks and applications. U.S. trademark ownership depends on use and remains effective as long as the trademark is used. Trademark registration provides certain additional protections. U.S. trademark registrations are generally renewable for as long as the trademark is used. Trademark ownership in foreign countries applying common law also depends on continued use, with registration providing certain additional protections. In the European Union and other foreign countries, ownership rights are based on registration. Terms of registrations in such countries range from seven to fifteen years and are generally renewable. We occasionally register the copyright to packaging materials, and we also rely on trade secret and other contractual restrictions to protect the commercial terms of our licenses. From time to time, we bring litigation against those who, in our opinion, infringe our proprietary rights, but there can be no assurance that either such efforts, or any contractual restrictions used, will be adequate or effective. Also, owners of other brands may, from time to time, allege that we have violated their intellectual property rights, which may lead to litigation and material legal expense.

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
Employees
At January 28, 2012, the Company had 2,025 employees, of whom 195 were involved in warehousing, 1,672 were employed in Perfumania’s retail stores, 96 in marketing, sales and operations, and 62 in finance and administration. Temporary and part-time employees are added between Thanksgiving and Christmas. Substantially all the warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.
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
Risks Relating to the Merger
We may be unable to obtain the financing necessary to consummate the merger.
We entered into an amendment to our existing senior secured revolving credit facility which permits us to borrow up to $32 million (which amount would be reduced to the extent that cash and cash equivalents held by Parlux at the closing of the Merger are less than $15 million) to fund a portion of the merger consideration and up to $11 million to fund costs of the Merger and related transactions. In addition, we received commitments from Nussdorf family trusts to make a total of $30 million in new loans to finance the balance of the cash consideration. The newly committed financings will be used to fund the cash portion of the merger consideration and pay Merger-related transaction costs. Our receipt of the financing arrangements contemplated by the merger agreement is not a condition to closing the merger. Accordingly, under the merger agreement, if the conditions to the closing of the Merger are satisfied, and financing is not available in full, the closing of the Merger must still proceed or Perfumania must pay a termination fee of $4 million and expenses of up to $2 million to Parlux.
We may not realize the benefits of integrating Parlux and Perfumania
To be successful after the Merger, we will need to combine and integrate the operations of Perfumania and Parlux into one company. Integration will require substantial management attention and could detract attention from the day-to-day business of the combined company. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot integrate the Perfumania and Parlux businesses successfully, we may fail to realize the expected benefits of the Merger.
Failure to complete the Merger could negatively affect Perfumania's stock price and future business and operations
If the merger is not completed for any reason, we may be subject to a number of risks, including the following:

•	we will not realize the benefits expected from the merger, including a potentially enhanced financial and competitive position;

•
the current market price of our common stock may reflect a market assumption that the Merger will occur and a failure to complete the Merger could result in a negative perception of us by the stock market and a resulting decline in the market price of our common stock; and

•
most costs relating to the Merger, including investment banking, financing, legal and accounting fees and expenses, must be paid even if the Merger is not completed, and we may be required to pay substantial fees to Parlux if the merger agreement is terminated under specified circumstances.

Risks Relating to Perfumania
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
If Perfumania cannot successfully manage its growth, our business will be adversely affected
We may not be able to sustain growth in revenues. Perfumania’s growth has been somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. Circumstances outside our control could negatively affect these anticipated store openings. Perfumania’s new stores may take up to three years to reach planned operating levels. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and our results of operations.
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
Expanding our business through acquisitions of and investments in other businesses and technologies presents special risks that may disrupt our business
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
Control of our management and policies is with our principal shareholders, who could take actions that are not in the best interest of the other shareholders
Stephen and Glenn Nussdorf beneficially own an aggregate of approximately 59% of our outstanding common stock, assuming exercise of warrants they hold. Including shares and warrants owned by their sister, Arlene Nussdorf, the Nussdorfs beneficially own approximately 82% of our capital stock in aggregate. As a result, they are able to direct our corporate policies and can act unilaterally to approve most actions requiring shareholder approval under law or our governing documents. The Nussdorfs’ collective stock ownership may have the effect of delaying or preventing policies or actions deemed desirable by our Board of Directors, such as a business combination that might be in the interests of our other shareholders, which in turn could materially and adversely affect the market price of our common stock. Conversely, such ownership may cause us to implement policies that are not in the best interests of our other shareholders.
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
None.

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
All of Perfumania’s retail stores are located in leased premises. As of January 28, 2012, the Company had a total of approximately 501,000 leased store square feet with an average store size of 1,457 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 12 to our consolidated financial statements for additional information with respect to our store leases.

ITEM 3.	LEGAL PROCEEDINGS
Following the announcement of our merger agreement with Parlux, on January 5, 2012, a putative class action complaint, captioned as Shirley Anderson v. Parlux Fragrances, Inc., et al., was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on behalf of a purported stockholder of Parlux. Thereafter, the case was transferred to the Complex Business Division No. 7 and assigned case number 12-000344-CA-07. The named defendants include Parlux, the individual members of the Parlux board of directors, and the Company. The complaint alleges, among other things, that the members of the Parlux board breached their fiduciary duties in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement is inadequate, that certain of the defendants have improper conflicts of interest by reason of the existing relationships between Parlux and the Company, and that the terms of the merger agreement fail to provide the Parlux stockholders with certain procedural protections and impose improper deal protection devices that will preclude competing offers. The complaint further alleges that Parlux and the Company aided and abetted the members of the Parlux board in their alleged breaches of fiduciary duties. The plaintiff seeks a determination that the lawsuit is a proper class action and that the plaintiff is a proper class representative, orders enjoining the defendants and their agents from consummating the proposed transaction unless and until Parlux adopts and implements a procedure to obtain a merger agreement providing the best possible terms for the Parlux stockholders, including conditioning the approval of the merger agreement on the approving vote of holders of a majority of the Parlux shares other than those held by Parlux directors and officers and stockholders related to the Company, rescinding any terms of the proposed transaction already implemented, and awarding damages, costs and attorneys' fees.
On January 19, 2012, an individual named Arthur Weill filed a Motion to Intervene and For Appointment as Lead Plaintiff and Approval as Co-Lead Counsel in the Anderson action, which motion the Court denied on February 6, 2012. On February 7, 2012, the plaintiff filed an Amended Complaint in the Anderson action. In the Amended Complaint the claims and defendants remained the same, but after having reviewed the registration statement jointly filed by the Company and Parlux on January 23, 2012, plaintiff added allegations concerning the independent committee of the Parlux board of directors that she alleges raise questions as to that committee's impartiality. The Amended Complaint also adds details regarding additional information concerning the various analyses and the underlying methodologies performed or used by the financial advisors identified in the registration statement, who rendered fairness opinions to the Parlux board of directors and its independent committee, that plaintiff alleges should have been disclosed to Parlux shareholders in order for them to make a fully informed decision whether to vote in support of the proposed transaction. The Amended Complaint also adds allegations concerning the existence of certain voting agreements by the members of the Parlux board of directors and other Parlux shareholders and allegations concerning a decline in the Company's share price since the announcement of the proposed transaction.
On January 31, 2012 a second putative class complaint, captioned as Jose Dias v. Fredrick E. Purches, et al., (Case Number 7199 VCG) was filed in the Court of Chancery for the State of Delaware on behalf of a purported stockholder of Parlux. The Dias action alleges the same claims and operative facts as the Anderson action, and requests similar relief. The Dias plaintiff, joined by the plaintiff in the Anderson action, filed a motion for a preliminary injunction seeking to enjoin the merger based on alleged breaches of fiduciary duty by the Parlux board in negotiating and approving the merger agreement, the alleged inadequacy of the merger consideration, and Parlux's alleged failure to make material disclosures relating to the merger. A hearing on the motion was held on March 23, 2012. On April 5, 2012, the Court of Chancery granted the motion in part and denied it in part. The Court ordered Parlux and the Company to file with the SEC certain additional information about the process followed by the financial advisors to Parlux's board of directors, which both companies did on April 6, 2012. The Court did not enjoin the stockholder meeting scheduled for April 17, 2012, on the condition the additional information be filed, did not enjoin the consummation of the merger, and did not grant any relief other than that noted above. Discovery in the Dias litigation continues.
On February 9, 2012, a third putative class action complaint, captioned as Arthur Weill v. Esther Egozi Choukroun, et al., (Case Number 2012-CV-3508-07) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on behalf of a purported stockholder of Parlux. The Weill action alleges the same claims and operative facts as the Anderson action and the Dias action and requests similar relief. Concurrent with the filing of the Weill action, the plaintiff filed a Motion to Consolidate Related Cases and for Appointment as Co-Lead Plaintiff and Approval of Co-Lead Counsel with respect to the Anderson and Weill actions. On February 24, 2012, the Court consolidated the Anderson and Weill actions. On February 29, 2012 the Court also granted the defendants' motion to stay the consolidated actions in light of the Dias action in Delaware.
On March 5, 2012 the plaintiff in the Anderson action in Florida, which has been stayed by order of the Florida Court, filed a new action in the Court of Chancery for the State of Delaware a captioned as Shirley Anderson v. Parlux Fragrances, Inc., et al. (Case Number 7305-VCP), alleging the same facts and claims as were in her Florida action. Plaintiff has not served this action on the Company. As noted above, however, the plaintiff in this action joined in the motion for a preliminary injunction filed in the Dias action described above.
We are also involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these or any of the above three matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on our financial position, operations or cash flows.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
Our common stock is traded on the NASDAQ Stock Market under the symbol PERF. The following table sets forth the high and low sales prices for our common stock for the periods indicated, as reported by the NASDAQ Stock Market.

FISCAL 2011	HIGH	LOW
First Quarter	$13.17	$7.67
Second Quarter	$16.20	$9.72
Third Quarter	$19.50	$11.55
Fourth Quarter	$20.00	$9.75

FISCAL 2010	HIGH	LOW
First Quarter	$9.61	$5.08
Second Quarter	$11.99	$7.01
Third Quarter	$10.00	$7.42
Fourth Quarter	$10.50	$7.86
As of April 11, 2012, there were 44 holders of record, which excluded common stock held in street name.
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
GENERAL
Management Overview
During fiscal 2011, the Company continued its efforts to improve its retail operations and in-store experience to maximize retail revenues, reduce its cost base and minimize discretionary spending, optimize inventory levels and improve inventory turns, working capital and operating cash flows.
Net sales increased 1.8% from $484.8 million in fiscal 2010 to $493.5 million in fiscal 2011, due to an increase in retail sales offset by a decrease in wholesale sales. Retail sales increased 8.3% compared to the prior year as a result of increases in sales for both Perfumania and SOW, driven by increases in prices per unit as well as in customer traffic. Wholesale revenues decreased by 11.7% from the prior year as a result of less product availability and less customer demand.
Total gross profit increased 5.7% from $180.8 million in fiscal 2010 to $191.1 million in fiscal 2011.
Our operating expenses increased 2.5% from $174.1 million in fiscal 2010 to $178.5 million in fiscal 2011. Included in operating expenses for fiscal 2011 are $2.3 million of expenses related to the pending merger with Parlux. See further discussion at Item 1 of this Form 10-K.
Including $7.8 million of interest expense, we realized a net income of approximately $4.1 million in fiscal 2011, compared with a net loss of $3.7 million in fiscal 2010.
The following table sets forth selected items from our consolidated statements of operations expressed as a percentage of total net sales for the periods indicated:

PERCENTAGE OF NET SALES

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Total net sales	100.0%	100.0%
Total gross profit	38.7	37.3
Selling, general and administrative expenses	33.9	33.4
Asset impairment	0.2	0.6
Merger related expenses	0.5	—
Depreciation and amortization	1.6	1.9
Total operating expenses	36.2	35.9
Income from operations	2.5	1.4
Interest expense	1.6	2.7
Income (loss) before income taxes	0.9	(1.3)
Income tax provision (benefit)	0.1	(0.5)
Net income (loss)	0.8%	(0.8)%

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
Inventory Adjustments and Writeoffs
Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost basis. We review our inventory on a regular basis for excess and potentially slow moving inventory based on prior sales, forecasted demand and historical experience and through specific identification of obsolete or damaged merchandise and we record adjustments to reduce the carrying value of inventory to the lower of cost or market in accordance with our assessment. If actual sales are less than our forecasts, additional writeoffs could be necessary. Inventory shrinkage is estimated and accrued between physical inventory counts. Significant differences between future experience and that which was projected (for either the shrinkage or inventory reserves) could affect the recorded amounts of inventory and cost of sales.
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
The Company conducted an internal review of its long-lived assets (primarily leasehold improvements) at the store level in fiscal 2010 and determined that the carrying value of certain assets exceeded their projected future undiscounted cash flows. The Company then determined the fair value of the identified long-lived assets by discounting their projected future cash flows using a rate approximating the Company’s weighted average cost of capital, which resulted in an impairment charge of approximately $2.2 million. The Company conducted a similar review of its long-lived assets at the store level in fiscal 2011 and recorded an impairment charge of approximately $0.3 million. In fiscal 2011 and 2010, we also recorded impairment charges of approximately $0.8 million in each year, on a building under a capital lease.
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
There was no recorded goodwill as of January 28, 2012 and January 29, 2011. Based on management’s impairment review at January 28, 2012 and January 29, 2011, there was no impairment of trademarks or tradenames in fiscal 2011 or 2010. We will continue to monitor the expected future cash flows of the Company’s reporting units and the long-term market capitalization trends to assess the carrying values of the intangible assets.
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

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010
Net Sales:
We recognized net sales of $493.5 million in fiscal 2011, an increase of 1.8% from the $484.8 million recorded in fiscal 2010. The breakdown of sales between retail and wholesale was as follows:

	For the year ended
	($ in thousands)
	January 28, 2012	Percentage of Sales	January 29, 2011	Percentage of Sales	Percentage Increase (Decrease)
Retail	$354,488	71.8%	$327,291	67.5%	8.3%
Wholesale	139,019	28.2%	157,509	32.5%	(11.7)%
Total net sales	$493,507	100.0%	$484,800	100.0%	1.8%
Retail sales increased by 8.3% from $327.3 million in fiscal 2010 to $354.5 million in fiscal 2011. The increase was due to an increase in Perfumania’s retail sales of $21.4 million and an increase in SOW’s consignment sales of $5.8 million.
Perfumania’s retail sales for fiscal 2011 increased by 8.2% from $261.4 million in 2010 to $282.8 million in fiscal 2011. The average number of stores operated was 347 in fiscal 2011 compared with 367 in fiscal 2010. Perfumania’s comparable store sales increased by 10.4% during fiscal 2011. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2011 increased 1.8% from fiscal 2010 and the total number of units sold increased by 6.5%. The increase in the average retail price per unit sold and the increase in the number of units sold were due to an increase in customer traffic and various store level promotions.
SOW’s consignment sales increased from $65.9 million in fiscal 2010 to $71.7 million in fiscal 2011. The increase in SOW’s net sales is due primarily to an increase in sales by SOW's largest customer as well as sales from one new consignment arrangement during fiscal 2011.
The decrease in wholesale sales of $18.5 million is the result of less product availability for the wholesale division and less customer demand during fiscal 2011 compared with the prior year.
Cost of Goods Sold:
Cost of goods sold, which includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges, decreased 0.5% from $304.0 million in fiscal 2010 to $302.4 million in fiscal 2011. The breakdown between wholesale and retail was as follows:

	For the year ended
	($ in thousands)
	January 28, 2012	January 29, 2011	Percentage Increase (Decrease)
Retail	$197,800	$184,257	7.4%
Wholesale	104,565	119,694	(12.6)%
Total cost of goods sold	$302,365	$303,951	(0.5)%
The decrease in cost of goods sold was due to a decrease in wholesale sales offset by an increase in retail sales.
Gross Profit:
Gross profit increased 5.7% from $180.8 million in fiscal 2010 to $191.1 million in fiscal 2011. The breakdown between wholesale and retail was as follows:

	For the year ended
	($ in thousands)
	January 28, 2012	January 29, 2011	Percentage Increase (Decrease)
Retail	$156,688	$143,034	9.5%
Wholesale	34,454	37,815	(8.9)%
Total gross profit	$191,142	$180,849	5.7%
Gross profit percentages for the same periods were:

	For the year ended
	January 28, 2012	January 29, 2011
Retail	44.2%	43.7%
Wholesale	24.8%	24.0%
Gross profit margin	38.7%	37.3%
The increase in gross profit resulted from an increase in retail gross profit by both Perfumania and SOW offset by a decrease in wholesale gross profit due to lower wholesale sales during fiscal 2011 as discussed above.
Perfumania’s retail gross profit for fiscal 2011 increased by 5.4% to $129.1 million compared with $122.5 million in 2010. For these same periods, Perfumania’s retail gross margins were 45.6% and 46.9%, respectively.
Operating Expenses:
Operating expenses increased 2.5% from $174.1 million in fiscal 2010 to $178.5 million in fiscal 2011.
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

	For the year ended
	($ in thousands)
	January 28, 2012	January 29, 2011	Percentage Increase (Decrease)
Selling, general and administrative	$167,348	$162,157	3.2%
Asset impairment	1,141	3,001	(62.0)%
Merger related expenses	2,267	—	—%
Depreciation and amortization	7,713	8,909	(13.4)%
Total operating expenses	$178,469	$174,067	2.5%
Income from operations	$12,673	$6,782	86.9%
Selling, general and administrative expenses increased 3.2% from $162.2 million in fiscal 2010 to $167.3 million in fiscal 2011. Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $0.7 million and $0.6 million for fiscal 2011 and fiscal 2010, respectively. These service agreements are described in Note 5 to the consolidated financial statements included in Item 8 of this Form 10-K.
At the end of both fiscal 2011 and fiscal 2010, we conducted an internal review of the Company’s long-lived assets and determined that the carrying value of certain assets exceeded their future undiscounted cash flows. We then determined the fair value of the identified long-lived assets by discounting their future cash flows using a rate approximating the Company’s weighted average cost of capital, which resulted in impairment charges of approximately $0.3 million and $2.2 million in fiscal years 2011 and 2010, respectively. We also recorded impairment charges of approximately $0.8 million relating to a capital lease on a building during both fiscal years 2011 and 2010.
Merger related expenses during fiscal 2011 consist mainly of legal and investment banking fees incurred for the pending merger with Parlux. See further discussion at Item 1 of this Form 10-K.
Depreciation and amortization was approximately $7.7 million in fiscal 2011, compared to $8.9 million in fiscal 2010.
As a result of the foregoing, we recognized income from operations in fiscal 2011 of approximately $12.7 million compared to income from operations in fiscal 2010 of $6.8 million.
Other Expenses:

	For the year ended
	($ in thousands)
	January 28, 2012	January 29, 2011	Percentage Decrease
Interest expense	$7,824	$12,857	(39.1)%
Interest expense was approximately $7.8 million for fiscal 2011 compared with approximately $12.9 million in fiscal 2010. The decrease in interest expense is due to a lower average outstanding balance and a lower overall average interest rate on the Company’s revolving credit facility during fiscal 2011 compared with fiscal 2010, a lower overall average interest rate on the Company's outstanding notes payable to affiliates during fiscal 2011 compared with fiscal 2010 and a decrease in the amortization of deferred finance costs in fiscal 2011 compared with fiscal 2010.
Income Tax Provision:

	For the year ended
	($ in thousands)
	January 28, 2012	January 29, 2011	Percentage Decrease
Income tax provision (benefit)	$718	$(2,351)	(130.5)%
Our effective tax rate for fiscal 2011 was 14.8% compared with a benefit of (38.7%) for fiscal 2010. In fiscal 2011, the effective tax rates differed from our Federal statutory rates primarily due to changes in our valuation allowances and net operating loss adjustments and expirations. In fiscal 2010, the effective tax rate differed from our Federal statutory rate primarily because the Company was able to carryback a portion of its net operating loss to the previously filed 2007 Federal tax return of Model Reorg, Inc., a predecessor company ("Model Reorg"), resulting in a claim for refund of Federal income taxes of approximately $2.5 million. During fiscal 2011, the amount of the claim was reduced to approximately $2.4 million as a result of an IRS examination.
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
Net Income
As a result of the foregoing, we realized a net income of approximately $4.1 million in fiscal 2011, compared to a net loss of $3.7 million in fiscal 2010.
LIQUIDITY AND CAPITAL RESOURCES
Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, information systems enhancements, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through cash flows from operations, borrowings under the respective revolving credit facilities and notes payable to affiliates. Our liquidity is impacted by a number of factors, including sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under our Senior Credit Facility.
The Senior Credit Facility is a $225 million revolving secured credit facility with a syndicate of banks, which is used for our general corporate purposes and those of its subsidiaries, including working capital. Revolving loans under the Senior Credit

Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible credit card receivables, a specified percentage of the borrowers’ eligible trade receivables and a specified percentage of the borrowers’ eligible inventory from time to time, which may be reduced by the lender in its reasonable discretion. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $25 million for swing line loans (that is, same-day loans from the lead or agent bank). The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and our other subsidiaries have guaranteed all of their obligations. The Company and its subsidiaries are required to maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. At January 28, 2012, we were in compliance with all financial and operating covenants under the Senior Credit Facility and we had borrowing availability of $82.3 million, based on the borrowing base at that date. We also have a number of unsecured notes payable outstanding to certain family trusts of members of the Nussdorf family that in aggregate total $95.4 million of principal. No payments of principal may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility, although interest payments are permitted under certain conditions, including the Company's maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the Senior Credit Facility, of 1.1:1.0. Further information about the Senior Credit Facility and these notes payable to affiliates is included in Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K.The Company expects to obtain financing for the cash portion of the consideration payable in the Parlux Merger from two sources. First, it will use borrowings under the Senior Credit Facility of up to $32 million (which amount would be reduced to the extent that cash and cash equivalents held by Parlux at the closing of the merger are less than $15 million) to fund a portion of the merger consideration and up to $11 million to fund costs of the merger and related transactions. Second, it will borrow a total of $30 million from the Nussdorf family trusts described above, which amount will be subordinated to the Senior Credit Facility on the same basis as the Company's existing indebtedness to the trusts.
Cash provided by (used in) operating activities primarily represents income before depreciation and non-cash charges and after changes in working capital. Working capital is significantly impacted by changes in accounts receivable, inventory and accounts payable. The $45.0 million increase in cash flows from operations in fiscal 2011 as compared to fiscal 2010 was primarily due to the net income for fiscal 2011 compared with the net loss in fiscal 2010 and changes in working capital. Our accounts receivables decreased in fiscal 2011 due to lower wholesale sales in fiscal 2011 compared to fiscal 2010. Inventory levels decreased in fiscal 2011 due to an effort by management to optimize and reduce inventory levels resulting in lower inventory purchases, and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments.
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
Net cash used in investing activities was approximately $4.0 million in fiscal 2011, compared to $3.0 million in fiscal 2010. Fiscal 2011 investing activities primarily involved spending for renovation of 25 existing stores, opening 9 new Perfumania stores and relocating 3 stores, as well as information technology and other corporate enhancements. At January 28, 2012, Perfumania operated 344 stores. We plan to open a minimum of 9 stores in fiscal 2012 and plan to close approximately 3 stores. We anticipate we will spend approximately $4.0 million in fiscal 2012 on capital expenditures, which will be used for Perfumania new store construction and remodels, and information technology enhancements. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change.
Net cash used in financing activities during fiscal 2011 was approximately $29.4 million, compared with net cash provided by financing activities of approximately $13.3 million in fiscal 2010. The fiscal 2011 increase in cash used in financing activities reflects a decrease in the balance of the bank line of credit due to the timing of payments to our accounts payable vendors.
A summary of our cash flows for fiscal 2011 and fiscal 2010 is as follows (in thousands):

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Summary Cash Flow Information:
Cash provided by (used in) operating activities	$33,922	$(11,083)
Cash used in investing activities	(4,044)	(2,978)
Cash (used in) provided by financing activities	(29,432)	13,346
Increase (decrease) in cash	446	(715)
Cash and cash equivalents at beginning of year	1,236	1,951
Cash and cash equivalents at end of year	$1,682	$1,236
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
SIGNIFICANT CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s significant contractual obligations at January 28, 2012. Certain of these contractual obligations are reflected in our consolidated balance sheet at January 28, 2012, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$30,057	$—	$30,057	$—	$—
Notes payable-affiliate (1)	95,366	—	—	95,366	—
Capital lease obligations (2)	8,081	1,413	2,798	2,654	1,216
Operating lease obligations (3)	173,234	28,816	47,963	37,855	58,600
Minimum royalty obligations	6,120	2,285	2,860	775	200
Other	66	66	—	—	—
	$312,924	$32,580	$83,678	$136,650	$60,016

(1)	This balance represents principal only as the interest rate is variable and accrues on outstanding balances which vary throughout the year.

(2)	Excludes projected sublease revenue we anticipate receiving on excess facility space.

(3)	Excludes any amounts related to maintenance, taxes, insurance and other charges payable under operating lease agreements due to the future variability of these amounts.
OFF-BALANCE SHEET ARRANGEMENTS
We have no off-balance sheet arrangements as defined by Item 303 (a) (4) of Regulation S-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial information and the supplementary data required in response to this Item are as follows:

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of Perfumania Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Perfumania Holdings, Inc. and Subsidiaries as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, shareholders’ equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and Subsidiaries as of January 28, 2012 and January 29, 2011, and their results of operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
/s/ J.H. Cohn LLP
Jericho, New York
April 16, 2012

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	January 28, 2012	January 29, 2011
ASSETS:
Current assets:
Cash and cash equivalents	$1,682	$1,236
Accounts receivable, net of allowances of $775 and $525, as of January 28, 2012 and January 29, 2011, respectively	17,671	20,305
Inventories	216,850	224,645
Prepaid expenses and other current assets	11,383	9,769
Total current assets	247,586	255,955
Property and equipment, net	24,493	28,050
Other assets, net	14,676	16,467
Total assets	$286,755	$300,472
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$29,838	$25,789
Accounts payable-affiliates	10,899	14,787
Accrued expenses and other liabilities	20,908	16,734
Current portion of notes payable-affiliate	—	373
Current portion of obligations under capital leases and other long-term debt	1,129	1,232
Total current liabilities	62,774	58,915
Revolving credit facility	30,057	57,879
Notes payable-affiliates	95,366	95,366
Long-term portion of obligations under capital leases	1,616	1,773
Other long-term liabilities	32,145	26,031
Total liabilities	221,958	239,964
Shareholders’ equity:
Preferred stock, $.10 par value, 1,000,000 shares authorized as of January 28, 2012 and January 29, 2011, none issued	—	—
Common stock, $.01 par value, 20,000,000 shares authorized; 9,868,267 and 9,865,000 shares issued and outstanding as of January 28, 2012 and January 29, 2011, respectively	99	99
Additional paid-in capital	125,344	125,186
Accumulated deficit	(52,069)	(56,200)
Treasury stock, at cost, 898,249 shares as of January 28, 2012 and January 29, 2011	(8,577)	(8,577)
Total shareholders’ equity	64,797	60,508
Total liabilities and shareholders’ equity	$286,755	$300,472
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Net sales	$493,507	$484,800
Cost of goods sold	302,365	303,951
Gross profit	191,142	180,849
Operating expenses:
Selling, general and administrative expenses	167,348	162,157
Asset impairment	1,141	3,001
Merger related expenses	2,267	—
Depreciation and amortization	7,713	8,909
Total operating expenses	178,469	174,067
Income from operations	12,673	6,782
Interest expense	7,824	12,857
Income (loss) before income tax provision	4,849	(6,075)
Income tax provision (benefit)	718	(2,351)
Net income (loss)	$4,131	$(3,724)
Net income (loss) per common share:
Basic and diluted	$0.46	$(0.42)
Weighted average number of common shares outstanding:
Basic	8,967,666	8,966,612
Diluted	9,028,235	8,966,612
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 31, 2010	9,864,666	$99	$125,045	$(52,476)	898,249	$(8,577)	$64,091
Share based compensation expense	—	—	139	—	—	—	139
Exercise of stock options	334	—	2	—	—	—	2
Net loss	—	—	—	(3,724)	—	—	(3,724)
Balance at January 29, 2011	9,865,000	99	125,186	(56,200)	898,249	(8,577)	60,508
Share based compensation expense	—	—	142	—	—	—	142
Exercise of stock options	3,267	—	16	—	—	—	16
Net income	—	—	—	4,131	—	—	4,131
Balance at January 28, 2012	9,868,267	$99	$125,344	$(52,069)	898,249	$(8,577)	$64,797

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Cash flows from operating activities:
Net income (loss)	$4,131	$(3,724)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Asset impairment	1,141	3,001
Loss on disposals of property and equipment	249	556
Depreciation and amortization	7,713	8,909
Amortization of deferred financing costs	899	2,397
Provision for losses on accounts receivable	232	172
Share based compensation	142	139
Change in operating assets and liabilities:
Accounts receivable	2,402	4,905
Inventories	7,795	(8,607)
Prepaid expenses and other assets	(1,231)	591
Accounts payable-non affiliates	4,049	(9,228)
Accounts payable-affiliates	(3,888)	(20,490)
Accrued expenses and other liabilities	10,288	10,296
Net cash provided by (used in) operating activities	33,922	(11,083)
Cash flows from investing activities:
Additions to property and equipment	(4,044)	(2,978)
Net cash used in investing activities	(4,044)	(2,978)
Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(27,822)	17,867
Repayments on affiliated notes payable	(373)	(640)
Payments of long-term debt and other	(146)	(159)
Deferred financing costs	—	(2,691)
Principal payments under capital lease obligations	(1,107)	(1,033)
Proceeds from exercise of stock options	16	2
Net cash (used in) provided by financing activities	(29,432)	13,346
Net increase (decrease) in cash	446	(715)
Cash and cash equivalents at beginning of year	1,236	1,951
Cash and cash equivalents at end of year	$1,682	$1,236
Supplemental information:
Cash paid during the period for:
Interest	$1,729	$3,990
Income taxes	$853	$674
Non-cash investing activities:
Purchase of equipment under capital lease	$245	$—
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
Perfumania Holdings, Inc. (the "Company") a Florida corporation, performs all of its operations through five wholly-owned subsidiaries, Quality King Fragrance, Inc. (“QFG”), Five Star Fragrance Company, Inc. (“Five Star”), Scents of Worth (“SOW”), Perfumania, Inc. (“Perfumania”), and Perfumania.com, Inc. (“Perfumania.com”).
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
The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) Perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of January 28, 2012, Perfumania operated a chain of 344 retail stores, including one seasonal location, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States and Puerto Rico. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Daffy’s, Steinmart and K&G.
There were no customers who accounted for more than 10% of net sales in fiscal 2011 or 2010.
PENDING MERGER

The Company has entered into a merger agreement dated as of December 23, 2011, under which it plans to acquire Parlux Fragrances, Inc. (“Parlux”), a publicly-traded company that is in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products. Parlux, which markets its products primarily through specialty stores, national department stores and perfumeries on a worldwide basis, had net sales of $123 million for its most recently audited fiscal year ended March 31, 2011. See Note 5 for a discussion of transactions with Parlux. The consideration to be delivered by Perfumania to Parlux stockholders for the acquisition (which we refer to as the “Merger”) will consist of cash and company stock with an aggregate value of approximately $115.5 million, based on the $9.05 closing sale price of Perfumania common stock on the Nasdaq Stock Market on April 13, 2012.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of Parlux common stock will be cancelled and automatically converted into the right to receive either (i) $4.00 in cash plus 0.20 shares of Perfumania common stock (the “Mixed Consideration”) or (ii) .53333 shares of validly issued, fully paid and non-assessable shares of Perfumania common stock (“Stock Consideration”), subject to adjustment as described below. Parlux stockholders may elect whether they would prefer to receive Mixed Consideration or Stock Consideration, however, the maximum amount of cash that will be paid is $61.9 million and the maximum amount of Perfumania common stock that will be paid is 5,919,052 shares, which amounts are subject to adjustment in certain circumstances provided in the Merger Agreement, including to reflect any issuance of Parlux shares due to the exercise of options, to adjust the maximum cash consideration for each share of Parlux stock as to which appraisal rights have been exercised, and for any shortfall of Parlux cash or cash equivalents at the Effective Time below a target amount calculated as provided in the Merger Agreement. In addition, if Parlux stockholders elect, in the aggregate, to receive more Perfumania shares than the maximum number available, holders electing to receive all stock consideration will receive a proportionate amount of the maximum available shares plus cash for the shares elected but not issued.

The Company expects to obtain financing for the cash portion of the merger consideration from two sources. First, it will use borrowings under its existing Senior Credit Facility (which is further described in Note 7) of up to $32 million (which amount would be reduced to the extent that cash and cash equivalents held by Parlux at the closing of the merger are less than $15 million) to fund a portion of the merger consideration and up to $11 million to fund costs of the merger and related transactions. Second, it will borrow a total of $30 million from certain family trusts of its principal shareholders, Stephen Nussdorf, Glenn Nussdorf, and Arlene Nussdorf. The new loans will be subordinated to the Senior Credit Facility on the same basis as the Company's existing indebtedness to the Nussdorf trusts.
The Merger is subject to the approval of the shareholders of both companies. Special shareholder meetings are scheduled for April 17, 2012. Assuming the necessary approvals, and subject to the satisfaction or waiver of other conditions set forth in the merger agreement, we expect the Merger to close shortly after the shareholder meetings.
Included in our operating expenses for fiscal 2011 are Merger-related expenses of approximately $2.3 million.
OTHER MATTERS - LIQUIDITY ENHANCEMENT
In January 2011, the Company entered into a new $225 million Senior Credit Facility (the “Senior Credit Facility”) (see Note 7). The Company currently anticipates that cash flows from operations and the projected borrowing availability under the Senior Credit Facility will be sufficient to fund its liquidity requirements for at least the next twelve months. Nevertheless, there can be no certainty that availability under the Senior Credit Facility will be sufficient to fund the Company’s liquidity needs. The sufficiency and availability of the Company’s projected sources of liquidity may be adversely affected by a variety of factors, including, without limitation, the level of the Company’s operating cash flows, which will be impacted by retailer and consumer acceptance of the Company’s products; general economic conditions and the level of consumer spending; and the Company’s ability to comply with financial and other covenants included in the Senior Credit Facility.
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

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:
FISCAL YEAR END
The Company’s fiscal year end ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner consistent with general retail reporting practices and the financial reporting needs of the Company. In the accompanying Notes, fiscal 2011 refers to the fiscal year beginning January 30, 2011 and ending January 28, 2012 and fiscal 2010 refers to the fiscal year beginning January 31, 2010 and ending January 29, 2011.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying consolidated financial statements relate to the valuation of accounts receivable and inventory balances, self-insured health care accruals, long-lived asset impairments, estimated useful lives of property and equipment and deferred tax assets and sublease rentals on a capital lease. Actual results could differ from those estimates.
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
INVENTORIES
Inventories, principally consisting of finished goods, are stated at the lower of cost or market with cost being determined on a weighted average basis. The cost of inventory includes product cost and freight charges. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise.
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
Trademarks, including tradenames and owned licenses having finite lives are recorded at cost and are amortized over their respective lives to their estimated residual values and are also reviewed for impairment when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. If the Company incurs costs to renew or extend the terms of intangible assets, these costs would be expensed as incurred.
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

LOYALTY REWARDS PROGRAM
During fiscal 2011, Perfumania launched a customer loyalty rewards program which allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Perfumania stores or Perfumania.com website. Certificates expire sixty days from the date of issuance. The value of points earned by our loyalty rewards program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned. Revenue is recognized when a certificate is redeemed by the customer or a certificate expires. The value of points accrued as of January 28, 2012 was not material.
ACCRUED EXPENSES
Accrued expenses for self-insured employee medical benefits, contracted advertising, sales allowances, professional fees and other outstanding obligations are assessed based on claims experience and statistical trends, open contractual obligations and estimates based on projections and current requirements. If these trends change significantly, then actual results would likely be impacted.
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
Accounting standards prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting standards also provide guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. See further discussion at Note 8.
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share includes, in periods in which they are dilutive, the dilutive effect of those common stock equivalents where the average market price of the common shares exceeds the exercise prices for the respective years.
Basic and diluted net income (loss) per common share are computed as follows:

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
	($ in thousands, except share amounts)
Net income (loss) - basic and diluted	$4,131	$(3,724)
Denominator:
Weighted average number of common shares - basic	8,967,666	8,966,612
Incremental shares from assumed exercise of equity based awards	60,569	—
Weighted average number of common shares - diluted	9,028,235	8,966,612
Basic and diluted income (loss) per common share	$0.46	$(0.42)
In fiscal 2011 and 2010, 1,510,500 and 2,419,912 potential shares of common stock, respectively, relating to stock option awards, warrants and in fiscal 2010, a convertible note, were excluded from the diluted loss per share calculation, as the effect of including these potential shares was antidilutive because the exercise prices were greater than the average market price for fiscal year 2011, and the net loss reported in fiscal 2010.
ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Note 4 for a discussion of impairment charges for long-lived assets recorded in fiscal 2011 and 2010.
SHARE BASED COMPENSATION
Share based compensation expense is recognized on a straight-line basis over the requisite service period. We estimate the fair value of stock options granted using the Black-Scholes option valuation model. See further discussion at Note 10.
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

ADVERTISING COSTS
Advertising expense for fiscal 2011 and fiscal 2010 was approximately $4.7 million and $2.9 million, respectively, and is charged to expense when incurred. We periodically receive cooperative advertising allowances and credits from certain vendors. The aggregate amount of such allowances and credits is immaterial to our results of operations.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In May 2011, the FASB issued an accounting standards update to expand disclosure requirements for fair value measurements. This guidance requires entities to disclose the categorization by level of the fair value hierarchy for items that are not measured at fair value in the statement of financial position but for which the fair value is required to be disclosed. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this new guidance is not expected to have a material impact on our financial condition or results of operations.

In June 2011, the FASB issued an accounting standards update to revise the manner in which entities present comprehensive income in their financial statements. This guidance requires entities to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income, either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This accounting standards update is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. As this standard relates only to the presentation of other comprehensive (loss) income, the adoption of this new guidance is not expected to have a material impact on our financial condition or results of operations.

NOTE 3 - INTANGIBLE ASSETS
The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying consolidated balance sheets as of January 28, 2012 and January 29, 2011:

		January 28, 2012			January 29, 2011
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Tradenames	7-20	$9,408	$6,381	$3,027	$9,408	$6,000	$3,408
Favorable leases	1-7	886	359	527	886	232	654
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$18,794	$6,740	$12,054	$18,794	$6,232	$12,562

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually. The fair values are estimated and compared to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. Included in other assets, net, on the accompanying consolidated balance sheets as of January 28, 2012 and January 29, 2011 are $8.5 million related to the value of the Perfumania tradename, and $3.0 million and $3.4 million, respectively, for trademarks and licenses of Five Star.
Favorable leases resulted from the April 2009 asset purchase of three fragrance retail stores from an unrelated party. The total purchase price was not material to the Company’s consolidated results. The favorable leases are being amortized over the remaining lives of the respective store leases. As of January 28, 2012 and January 29, 2011, the leases for two of the stores have matured and the favorable lease and related accumulated amortization balances have been written off. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the remaining store.
During the fourth quarters of fiscal 2011 and 2010, the Company completed its annual impairment testing of non-amortizing intangible assets and concluded that there was no impairment of these assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying consolidated statements of operations, and amounted to approximately $0.5 million and $0.8 million for fiscal years 2011 and 2010, respectively. The estimated future amortization expense of intangible assets is as follows (in thousands):

Fiscal Year	Amortization Expense
2012	$500
2013	476
2014	476
2015	476
2016	370
Thereafter	1,256
$3,554

NOTE 4 - PROPERTY AND EQUIPMENT
Property and equipment consisted of (in thousands):

	January 28, 2012	January 29, 2011	Estimated Useful Lives (In Years)
Buildings and improvements	$27,040	$26,240	Lesser of useful life or lease term
Furniture and fixtures	22,460	21,687	5-7
Machinery and equipment	4,561	3,915	5-7
	54,061	51,842
Less:
Accumulated depreciation	(29,568)	(23,792)
	$24,493	$28,050
Depreciation and amortization expense on property and equipment for fiscal 2011 and fiscal 2010 was $7.2 million and $8.1 million, respectively which included depreciation expense relating to building and equipment under capital leases of $0.5 million for both fiscal 2011 and 2010. Accumulated depreciation for building and equipment under capital leases was $1.5 million as of January 28, 2012 and $1.3 million at January 29, 2011. Net assets under capital leases were $2.7 million and $3.1 million at January 28, 2012 and January 29, 2011, respectively.
During fiscal 2011 and 2010, the Company recorded non-cash impairment charges of approximately $0.3 million and $2.2 million, respectively, to reduce the net carrying value of certain retail store assets (primarily leasehold improvements) to their estimated fair value, which was determined based on discounted expected future cash flows. Lower than expected operating cash flow performance relative to the affected assets and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable. The Company also recorded non-cash impairment charges $0.8 million on a building under a capital lease during the fourth quarters of both fiscal 2011 and 2010 due to changes in anticipated sublease revenue. These asset impairment charges are included in asset impairment in the accompanying consolidated statements of operations.
See Note 12 for further discussion of capital leases.

NOTE 5 - RELATED PARTY TRANSACTIONS
Glenn and Stephen Nussdorf and their sister, Arlene Nussdorf, owned an aggregate 6,649,476 shares or approximately 74% of the total number of shares of the Company’s common stock as of January 28, 2012, excluding shares issuable upon conversion of the Warrants discussed in Note 10 and not assuming the exercise of any outstanding options held by the Company’s officers and directors. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is an executive of Quality King.
See Note 7 for discussion of notes payable to affiliates.
Effective August 1, 2008, the Company’s subsidiary, Model Reorg Acquisition LLC, issued a $1.9 million promissory note payable to Mr. Katz, with interest at 4%, in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011. Under a related stockholder agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. The balance of the note payable was paid in August 2011. As of January 29, 2011, the note payable was included in current note payable - affiliate in the amount of $0.4 million on the accompanying consolidated balance sheets.
TRANSACTIONS WITH AFFILIATED COMPANIES
Glenn Nussdorf beneficially owned approximately 9.9% of the outstanding common stock of Parlux as of January 28, 2012. Perfumania has purchased merchandise from Parlux for about 20 years and is one of Parlux's largest customers. Perfumania primarily purchases certain brands, for which Parlux is the exclusive licensee, for distribution through Perfumania's retail stores. Pricing and terms between Perfumania and Parlux reflect the volume of Perfumania's purchases, a policy of no returns from Perfumania, minimal spending by Parlux for advertising and promotion, the exposure of Parlux's products provided by being in Perfumania's store windows, and minimal distribution costs for Parlux to fulfill orders shipped directly to Perfumania's distribution center. See Note 1 for a discussion of the pending merger with Parlux.
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies") all of which are manufacturers and distributors of prestige fragrances. In fiscal 2010, the Company began purchasing merchandise from the Lighthouse Companies. Glenn Nussdorf also has an ownership interest in Ricky's, a retailer specializing in fashion accessories, cosmetics and beauty supplies. During fiscal 2011, the Company purchased various beauty accessories from Ricky's. Starting in fiscal 2009, the Company also purchased merchandise from Quality King.

The amounts due to the above related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying consolidated balance sheets. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of the Company’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, the Company has relied upon these extended terms to provide a portion of its liquidity. Transactions for merchandise purchases with these related companies during fiscal 2011 and 2010 were as follows:

	Total Purchases Fiscal Year Ended January 28, 2012	Total Purchases Fiscal Year Ended January 29, 2011	Balance Due January 28, 2012	Balance Due January 29, 2011
	(in thousands)
Parlux	$44,059	$45,679	$10,476	$14,015
Quality King	—	3,529	—	—
Lighthouse Companies	11,113	9,388	128	724
Ricky's	218	—	11	—
	$55,390	$58,596	$10,615	$14,739
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2011 and 2010, total payments to GSN for transportation services provided were approximately $0.1 million and $0.2 million, respectively. There was no balance due to GSN at January 28, 2012. The amount due to GSN at January 29, 2011 was less than $0.1 million and is included in accounts payable-affiliates in the accompanying consolidated balance sheets.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as the Company’s principal offices. As of January 28, 2012, the monthly current sublease payments are approximately $218,000 and increase by 3% annually. Total payments by the Company to Quality King in fiscal 2011 and 2010 for this sublease were approximately $2.6 million and $2.5 million, respectively.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During fiscal 2011 and 2010, the expenses charged under these arrangements to the Company were $0.7 million and $0.6 million, respectively. The balance due to Quality King as of January 28, 2012 and January 29, 2011 was $0.3 million and less than $0.1 million, respectively.

NOTE 6 - ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following:

	January 28, 2012	January 29, 2011
Payroll and related	$5,902	$5,013
Customer allowances	4,351	3,363
Taxes other than income taxes	2,087	2,100
Other	8,568	6,258
	$20,908	$16,734

NOTE 7 - REVOLVING CREDIT FACILITY, NOTES PAYABLE TO AFFILIATES AND SUBORDINATED CONVERTIBLE NOTE PAYABLE TO AFFILIATE

The revolving credit facility, notes payable to affiliates and subordinated convertible note payable to affiliates consist of the following:

	January 28, 2012	January 29, 2011
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$30,057	$57,879
Subordinated convertible note payable-affiliates	—	5,000
Subordinated non-convertible notes payable-affiliates	95,366	90,739
	125,423	153,618
Less current portion	—	(373)
Total long-term debt	$125,423	$153,245
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
Interest under the Senior Credit Facility is, at the Company’s election unless an Event of Default exists, at either (i) the highest of a “base rate”, as defined in the agreement or (ii) the LIBOR rate, plus in each case, specified margins that are determined based upon the Company’s excess availability as calculated under the facility from time to time. Interest rate margins for the first six months are set at 2.75% per annum for LIBOR Rate borrowings and 1.75% for base rate borrowings and may range between 0.25% higher and lower thereafter. As of January 28, 2012, the interest rate on LIBOR Rate borrowings was 2.81% and the interest rate on base rate borrowings was 4.75%. The Company is also required to pay monthly commitment fees ranging from .50% to .75% per annum of the unused amount of the Senior Credit Facility, depending on the average outstanding balance, and a monthly fee ranging from 2.50% to 3.00% per annum of the outstanding amount of letters of credit based upon its excess availability.
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
The Senior Credit Facility imposes customary limitations on the Company’s ability to, among other things: incur additional indebtedness; incur liens or guarantee obligations; pay dividends and make other distributions; make investments and enter into joint ventures; dispose of assets; and engage in transactions with affiliates, except for certain existing arrangements under which the Company leases space and obtains certain business services from affiliated companies and other arrangements in the ordinary course of business and on an arms-length basis. The Senior Credit Facility also provides that advances to suppliers by the Company and its subsidiaries for five days or less may not exceed $8 million with respect to all suppliers or $5 million with respect to any one supplier (together with its affiliates) and other advances to suppliers may not exceed $4 million with respect to all suppliers or $3 million with respect to any one supplier (together with its affiliates). In addition, under the Senior Credit Facility, the Company and its subsidiaries must maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. As of January 28, 2012, the Company had $82.3 million available to borrow under the Senior Credit Facility based on the borrowing base at that date. In connection with the pending Parlux merger, the Company entered into an amendment to the Senior Credit Facility to enable it to, among other things, borrow up to $32 million (which amount would be reduced to the extent that cash and cash equivalents held by Parlux at the closing of the merger are less than $15 million) to fund a portion of the merger consideration and up to $11 million to fund costs of the merger and related transactions.
Any failure to comply with the financial or operating covenants of the Senior Credit Facility or the occurrence of other customary events of default, including a change in control of the Company, would not only prevent the Company and its subsidiaries from being able to borrow additional funds, but would constitute a default, resulting in, among other things, the amounts outstanding, including all accrued interest and unpaid fees, becoming immediately due and payable. The Company was in compliance with all financial and operating covenants as of January 28, 2012.
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
(ii) promissory notes in the aggregate principal amount of approximately $55.4 million, held by six family trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on April 30, 2015 and payments of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate plus 2% per annum; and
(iii) a promissory note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “2004 Note”), which provides for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%. The 2004 Note was previously convertible into shares of the Company's common stock at $7.00 per share, however this conversion feature expired on August 11, 2011.
Under the Senior Credit Facility, no principal may be paid on any of the QKD Note, the Nussdorf Trust Notes or the 2004 Note until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0.
The Company has received commitments allowing it to borrow a total of $30 million from the Nussdorf family trusts to provide financing for part of the cash portion of the Parlux merger consideration. The new loans will be on the same terms as, and will be subordinated to the Senior Credit Facility on the same basis as, the Nussdorf Trust Notes.
Interest expense on the Nussdorf Trust Notes, the Quality King Note and the 2004 Note was approximately $4.9 million and $5.7 million for fiscal 2011 and 2010, respectively, and is included in interest expense on the accompanying consolidated statements of operations for fiscal 2011 and 2010. As of January 28, 2012, the interest rates on the Nussdorf Trust Notes, the Quality King Note and the 2004 Note were 4.04%, 5.04% and 6.25%, respectively. No payments of principal have been made on any of these Notes. Accrued interest payable at January 28, 2012 and January 29, 2011, respectively, on the Nussdorf Trust Notes, the Quality King Note and the 2004 Note was approximately $21.4 million and $16.5 million and is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 28, 2012 and January 29, 2011, respectively. No payments of interest have been made on the Nussdorf Trust Notes and the Quality King Note, and no interest payments have been made on the 2004 Note since 2008.
Maturities of the Company’s revolving credit facility and notes payable to affiliates as of January 28, 2012 are as follows:

Fiscal Year	Maturities
(in thousands)
2012	$—
2013	—
2014	30,057
2015	95,366
2016	—
Total	$125,423

NOTE 8 - INCOME TAXES
The income tax provision (benefit) is comprised of the following amounts (in thousands):

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Current:
Federal	$278	$(2,447)
State and local	440	96
Foreign	—	—
	718	(2,351)
Deferred:
Federal	4,449	1,041
State and local	—	—
Foreign	190	(23)
	4,639	1,018
Income tax provision (benefit)	$5,357	$(1,333)
Less valuation allowance adjustment	(4,639)	(1,018)
Income tax provision (benefit)	$718	$(2,351)
The income tax provision (benefit) differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Provision (benefit) at Federal statutory rates	$1,697	$(2,126)
Permanent adjustments	840	24
State tax, net of Federal	286	510
Net tax benefit adjustment	(2,636)	(759)
Tax authority adjustment	489	—
Other	42	—
Income tax provision (benefit)	$718	$(2,351)
.

Net deferred tax liabilities, which are included in other long-term liabilities on the accompanying consolidated balance sheets as of January 28, 2012 and January 29, 2011, reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

	January 28, 2012	January 29, 2011
Assets:
Net operating loss and tax credit carry forwards	$729	$5,949
Puerto Rico net operating loss carry forwards	1,541	1,731
Inventories	1,842	2,415
Property and equipment	9,585	9,687
Accounts receivable allowances	310	253
Goodwill and intangibles	810	1,060
Accrued interest	3,015	1,543
Deferred rent	2,754	2,365
Other	231	453
Total deferred tax assets	20,817	25,456
Valuation allowance	(20,817)	(25,456)
Net deferred tax assets	—	—
Liabilities:
Tradename	(3,400)	(3,400)
Net deferred tax liabilities	$(3,400)	$(3,400)
Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment resulting from the decline in general economic conditions and consumer confidence in fiscal 2008, and the uncertainty as to when conditions will improve sufficiently enough to enable the Company to utilize its deferred tax assets, the Company established a full valuation allowance against its deferred tax assets, recording a non-cash charge of approximately $19.5 million in fiscal 2008. The lack of practical tax-planning strategies available in the short term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s Federal and state net deferred tax assets was necessary. In fiscal 2011 and 2010, the valuation allowance decreased by approximately $4.6 million and $1.0 million, respectively.
As of January 28, 2012 and January 29, 2011, the Company had a deferred tax liability of approximately $3.4 million related to a tradename. Due to the uncertainty of when this deferred tax liability will be recognized, the Company was not able to offset its total deferred tax assets with this deferred tax liability. The deferred tax liability is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 28, 2012 and January 29, 2011.
Based on available evidence, management concluded that a full valuation allowance should be maintained against the Company’s deferred tax assets as of January 28, 2012 and January 29, 2011. If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carry-forward period, the Company would be allowed to reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.
In the most recently filed consolidated Federal tax return, the Company was able to carryback a portion of its net operating loss to Model Reorg’s previously filed 2007 Federal tax return. The carry-back resulted in a claim for refund of Federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. During the year ended January 28, 2012, the amount of the claim was reduced to approximately $2.4 million as a result of an IRS examination. The claim for refund is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of January 28, 2012 and January 29, 2011.

As of January 28, 2012, the Company’s United States and Puerto Rico net operating loss carryforwards which approximate $1.0 million and $4.0 million, respectively, begin to expire in fiscal years 2024 and 2012, respectively. In addition, the Company has approximately $1.7 million of state net operating loss carryforwards which have a full valuation allowance.
The Company files its Federal and state tax returns on a June 30 tax year.
Accounting standards prescribe a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. The accounting standards also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both January 28, 2012 and January 29, 2011, there was a liability of $0.7 million recorded for income tax associated with unrecognized tax benefits.
The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties were $0.4 million as of both January 28, 2012 and January 29, 2011.
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were (in thousands):

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Unrecognized tax benefits	$681	$666
Portion if recognized would reduce tax expense and effective rate	681	666
Accrued interest on unrecognized tax benefits	277	254
Accrued penalties on unrecognized tax benefits	142	142
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Balance at beginning of year	$666	$632
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	15	34
Balance at end of year	$681	$666
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
NOTE 9 - FAIR VALUE MEASUREMENTS
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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of January 28, 2012, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of January 28, 2012 and January 29, 2011:

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 28, 2012	Level 1	Level 2	Level 3	Total Losses - Year Ended January 28, 2012
Property and Equipment (in thousands)	$2,470	$—	$—	$2,470	$1,141

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 29, 2011	Level 1	Level 2	Level 3	Total Losses - Year Ended January 29, 2011
Property and Equipment (in thousands)	$3,035	$—	$—	$3,035	$3,001
In fiscal 2011 and 2010, the Company recorded non-cash impairment charges of approximately $1.1 million and $3.0 million, respectively, to reduce the net carrying value of certain retail store assets and a capital lease on a building to their estimated market value, which was based on discounted estimated future cash flows.
There were no non-financial liabilities outstanding as of January 28, 2012 and January 29, 2011.
NOTE 10 - SHAREHOLDERS’ EQUITY
PREFERRED STOCK
The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 28, 2012, no preferred stock had been issued.

TREASURY STOCK
From time to time, the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of January 28, 2012, the Company had repurchased 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2011 or fiscal 2010.
WARRANTS
In connection with the Company's merger with a predecessor company on August 11, 2008, the Company issued warrants (the “Warrants”) to purchase an additional 1,500,000 shares of our common stock with an exercise price per share of $23.94. The Warrants became exercisable effective August 11, 2011 and will be exercisable until August 11, 2018. The fair value of these Warrants at the date of issuance was $26.5 million, which was recorded as a reduction of retained earnings (accumulated deficit) and an increase to additional paid-in capital within the consolidated statement of shareholders’ equity in fiscal 2008.
STOCK OPTION PLANS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year, beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,134,500 shares of common stock were reserved for issuance as of January 28, 2012. The Company previously had two stock option plans which expired on October 31, 2010. No equity awards have been granted after this date under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited or they expire. As of January 28, 2012, 30,000 stock options have been granted to the Independent Board Members pursuant to the 2010 Plan. A summary of the Company’s option activity, and related information for the fiscal year ended January 28, 2012 is as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life in Years	Aggregate Intrinsic Value
				(in thousands)
Outstanding as of January 29, 2011	205,626	$9.84
Granted	15,000	9.82
Exercised	(3,267)	4.79
Forfeited	(622)	3.52
Outstanding as of January 28, 2012	216,737	$9.93	5.5	$393
Vested as of January 28, 2012	216,737	$9.93	5.5	$393
Exercisable as of January 28, 2012	104,234	$6.05	7.5	$393
The fair value for stock options issued during fiscal 2011 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal Year Ended January 28, 2012
Expected life (years)	5
Expected stock price volatility	121.0%
Risk-free interest rates	0.8%
Expected dividend yield	0%
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
The weighted average estimated fair values of options granted during fiscal years 2011 and 2010 were $8.12 and $7.47 per share, respectively. The fair value of options that vested during fiscal years 2011 and, 2010 was approximately $142,000 and $139,000, respectively. As of January 28, 2012, there was no unrecognized compensation expense related to stock options that will vest and be recognized in fiscal 2012. The aggregate intrinsic value of options exercised during fiscal 2011 and 2010 was $32,000 and $2,000, respectively. Cash received from option exercises during fiscal 2011 was $16,000.
See consolidated statements of shareholders’ equity in these financial statements for activity in shareholders’ equity accounts.

NOTE 11 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Savings and Investment Plan (the “Plan”) for its various subsidiaries. Pursuant to the Plan, the participants may make contributions to the Plan in varying amounts from 1% to 100% of total compensation, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the Plan, and the Company’s matching contributions vest over a one to four year period. The Company did not match contributions to the Plan during fiscal 2011 and 2010.

NOTE 12 - COMMITMENTS AND CONTINGENCIES
MEDICAL INSURANCE
The Company self-insures employees for employee medical benefits under the Company’s group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $100,000 and for annual Company medical claims which exceed approximately $4.3 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of January 28, 2012. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at January 28, 2012 and January 29, 2011 was approximately $0.2 million and $0.5 million, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
LEASES AND RETAIL STORE RENT
Total rent expense for warehouse space and equipment charged to operations for fiscal 2011 and fiscal 2010 was $3.1 million and $3.3 million, respectively. This includes payments of warehouse rent to Quality King.
In January 2008, the Company began subleasing office and warehouse facility from Quality King in Bellport, New York at a rate which is currently $2.6 million per year with an annual escalation of 3%. This sublease expires December 2027.
The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.
Retail store rent expense in fiscal 2011 and 2010 were as follows (in thousands):

	Fiscal Year Ended January 28, 2012	Fiscal Year Ended January 29, 2011
Minimum rentals	$29,024	$28,995
Contingent rentals	1,311	894
Total	$30,335	$29,889

Aggregate future minimum rental payments under the above operating leases at January 28, 2012 are payable as follows (in thousands):

Fiscal Year
2012	$26,159
2013	22,592
2014	19,856
2015	17,299
2016	14,753
Thereafter	21,184
$121,843
The Company’s capitalized leases are for an office and distribution facility in Sunrise, Florida, warehouse equipment and computer hardware and software. The lease for the Florida facility expires December 2017 with monthly rent of approximately $104,000 during the remaining term of the lease. The Company currently has excess facility space consisting of the office and distribution space in Sunrise, Florida. The capital lease liability for this lease has been recorded as the net present value of the contractual lease payments less the amount for which we expect to be able to sublease the facility. The estimated sublease revenue was determined based upon a review of real estate market conditions, projections for sublease revenue and assumptions regarding the timing of sublease commencement, and with the assistance of a commercial real estate broker. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at January 28, 2012 (in thousands):

Fiscal Year
2012	$1,413
2013	1,413
2014	1,385
2015	1,327
2016	1,327
Thereafter	1,216
Total future minimum lease payments	8,081
Less: Amount representing projected sublease revenue	(4,363)
Less: Amount representing interest	(1,040)
Present value of minimum lease payments	2,678
Less: Current portion	(1,062)
$1,616
ROYALTIES
The Company is party to ten license agreements with unaffiliated licensors. Royalty expense was $2.2 million and $2.0 million for fiscal 2011 and fiscal 2010, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at January 28, 2012 are payable as follows (in thousands):

Fiscal Year
2012	$2,285
2013	1,885
2014	975
2015	475
2016	300
Thereafter	200
$6,120
LITIGATION
Following the announcement of the Company's merger agreement with Parlux, on January 5, 2012, a putative class action complaint, captioned as Shirley Anderson v. Parlux Fragrances, Inc., et al., was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on behalf of a purported stockholder of Parlux. Thereafter, the case was transferred to the Complex Business Division No. 7 and assigned case number 12-000344-CA-07. The named defendants include Parlux, the individual members of the Parlux board of directors, and the Company. The complaint alleges, among other things, that the members of the Parlux board breached their fiduciary duties in negotiating and approving the merger agreement, that the merger consideration negotiated in the merger agreement is inadequate, that certain of the defendants have improper conflicts of interest by reason of the existing relationships between Parlux and the Company, and that the terms of the merger agreement fail to provide the Parlux stockholders with certain procedural protections and impose improper deal protection devices that will preclude competing offers. The complaint further alleges that Parlux and the Company aided and abetted the members of the Parlux board in their alleged breaches of fiduciary duties. The plaintiff seeks a determination that the lawsuit is a proper class action and that the plaintiff is a proper class representative, orders enjoining the defendants and their agents from consummating the proposed transaction unless and until Parlux adopts and implements a procedure to obtain a merger agreement providing the best possible terms for the Parlux stockholders, including conditioning the approval of the merger agreement on the approving vote of holders of a majority of the Parlux shares other than those held by Parlux directors and officers and stockholders related to the Company, rescinding any terms of the proposed transaction already implemented, and awarding damages, costs and attorneys' fees.
On January 19, 2012, an individual named Arthur Weill filed a Motion to Intervene and For Appointment as Lead Plaintiff and Approval as Co-Lead Counsel in the Anderson action, which motion the Court denied on February 6, 2012. On February 7, 2012, the plaintiff filed an Amended Complaint in the Anderson action. In the Amended Complaint the claims and defendants remained the same, but after having reviewed the registration statement jointly filed by the Company and Parlux on January 23, 2012, plaintiff added allegations concerning the independent committee of the Parlux board of directors that she alleges raise questions as to that committee's impartiality. The Amended Complaint also adds details regarding additional information concerning the various analyses and the underlying methodologies performed or used by the financial advisors identified in the registration statement, who rendered fairness opinions to the Parlux board of directors and its independent committee, that plaintiff alleges should have been disclosed to Parlux shareholders in order for them to make a fully informed decision whether to vote in support of the proposed transaction. The Amended Complaint also adds allegations concerning the existence of certain voting agreements by the members of the Parlux board of directors and other Parlux shareholders and allegations concerning a decline in the Company's share price since the announcement of the proposed transaction.
On January 31, 2012 a second putative class complaint, captioned as Jose Dias v. Fredrick E. Purches, et al., (Case Number 7199 VCG) was filed in the Court of Chancery for the State of Delaware on behalf of a purported stockholder of Parlux. The Dias action alleges the same claims and operative facts as the Anderson action, and requests similar relief. The Dias plaintiff, joined by the plaintiff in the Anderson action, filed a motion for a preliminary injunction seeking to enjoin the merger based on alleged breaches of fiduciary duty by the Parlux board in negotiating and approving the merger agreement, the alleged inadequacy of the merger consideration, and Parlux's alleged failure to make material disclosures relating to the merger. A hearing on the motion was held on March 23, 2012. On April 5, 2012, the Court of Chancery granted the motion in part and denied it in part. The Court ordered Parlux and the Company to file with the SEC certain additional information about the process followed by the financial advisors to Parlux's board of directors, which both companies did on April 6, 2012. The Court did not enjoin the stockholder meeting scheduled for April 17, 2012, on the condition the additional information be filed, did not enjoin the consummation of the merger, and did not grant any relief other than that noted above. Discovery in the Dias litigation continues.
On February 9, 2012, a third putative class action complaint, captioned as Arthur Weill v. Esther Egozi Choukroun, et al., (Case Number 2012-CV-3508-07) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on behalf of a purported stockholder of Parlux. The Weill action alleges the same claims and operative facts as the Anderson action and the Dias action and requests similar relief. Concurrent with the filing of the Weill action, the plaintiff filed a Motion to Consolidate Related Cases and for Appointment as Co-Lead Plaintiff and Approval of Co-Lead Counsel with respect to the Anderson and Weill actions. On February 24, 2012, the Court consolidated the Anderson and Weill actions. On February 29, 2012 the Court also granted the defendants' motion to stay the consolidated actions in light of the Dias action in Delaware.
On March 5, 2012 the plaintiff in the Anderson action in Florida, which has been stayed by order of the Florida Court, filed a new action in the Court of Chancery for the State of Delaware a captioned as Shirley Anderson v. Parlux Fragrances, Inc., et al. (Case Number 7305-VCP), alleging the same facts and claims as were in her Florida action. Plaintiff has not served this action on the Company. As noted above, however, the plaintiff in this action joined in the motion for a preliminary injunction filed in the Dias action described above.
The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these or any of the above three matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company’s consolidated financial position, results of operations or cash flows.

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

	Fiscal Year Ended January 28 2012	Fiscal Year Ended January 29, 2011
	($ in thousands)
Net sales:
Retail	$354,488	$327,291
Wholesale	139,019	157,509
	$493,507	$484,800
Gross profit:
Retail	$156,688	$143,034
Wholesale	34,454	37,815
	$191,142	$180,849

	January 28, 2012	January 29, 2011
Total assets:
Wholesale	$312,855	$324,726
Retail	238,844	246,961
	551,699	571,687
Eliminations (a)	(264,944)	(271,215)
Consolidated assets	$286,755	$300,472

(a) Adjustment to eliminate intercompany receivables and investment in subsidiaries
See Note 1 for disclosure of sales to significant customers.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at January 28, 2012.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 28, 2012, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of January 28, 2012, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2011 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our officers and directors are:
Michael W. Katz — Age 64. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; he is primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Model Reorg and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg. Mr. Katz is a Certified Public Accountant.
Donna Dellomo — Age 47. Ms. Dellomo has been our Chief Financial Officer since the merger with Model Reorg. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Before joining Model Reorg, Ms. Dellomo was Corporate Controller for Cybex International, Inc., a public company. Ms. Dellomo is a Certified Public Accountant.
Stephen Nussdorf — Age 61. Mr. Nussdorf was appointed Chairman of our board of directors in February 2004 and Executive Chairman of the board of directors in April 2011. Mr. Nussdorf is also an executive officer of Quality King Distributors, Inc., a privately held distributor of pharmaceuticals and health and beauty care products, and he was, until our merger with Model Reorg, Inc. in August 2008, President and a Director of Model Reorg, a privately held distributor of fragrance products. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served in various capacities in all divisions of their businesses.
Carole Ann Taylor — Age 67. Ms. Taylor was appointed a director in June 1993. Ms. Taylor has been in the travel retail and duty free business for more than twenty-five years and, since 1987, has been the President and Chief Executive Officer of her family owned businesses, Miami To Go, Inc., Little Havana To Go LLC and Cultures To Go, Inc., with five retail locations in Miami and at Miami International Airport. She is a member of the Executive Committee of the Greater Miami Convention and Visitors Bureau and serves on the board of directors of the Arsht Performing Arts Center, Viernes Culturales, the Black Hospitality Initiative, Miami Beach Fashion Week and the Omni Advisory Board. Ms. Taylor serves on the board’s Audit, Compensation and Stock Option Committees.
Joseph Bouhadana — Age 42. Mr. Bouhadana was appointed a director in September 2002. Mr. Bouhadana has served as Corporate Director of Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005.

He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Within the past five years, Mr. Bouhadana has also been a director of Adrenalina, Inc. Mr. Bouhadana serves on the Audit, Compensation and Stock Option Committees.
Paul Garfinkle — Age 70. Mr. Garfinkle joined our board of directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm’s most significant clients. He also served for many years as a member of the firm’s board of directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle serves as Chair of the board’s Audit Committee.
The term of each of our directors expires at the 2012 Annual Meeting of Shareholders.
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
Audit Committee
For the fiscal year ended January 28, 2012, and since then, Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle (Chairman), all of whom are independent, as defined by Nasdaq Stock Market rules, were the members of our Audit Committee. The board of directors has determined that Mr. Garfinkle is an “audit committee financial expert” as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of any class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such equity securities. Based upon a review of such forms furnished to us or representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2011, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
The following sets forth information concerning compensation for fiscal 2011 and fiscal 2010 for our Executive Chairman, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

2011 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards	All Other Compensation ($) (2)	Total ($)
Stephen Nussdorf (1)	2011	276,962	—	—	—	276,962
(Executive Chairman)

Michael W. Katz	2011	312,668	—	—	15,000	327,668
(President and Chief Executive Officer)	2010	284,808	—	—	15,000	299,808

Donna L. Dellomo	2011	215,201	—	—	—	215,201
(Chief Financial Officer)	2010	215,201	—	—	—	215,201

_________
(1) The salary shown in the table includes Mr. Nussdorf’s compensation for the period during which he served as a consultant to Perfumania, before he became an executive officer in April 2011.
(2) All other compensation for Mr. Katz consists of a car allowance. There were no personal benefits that exceeded $10,000 for

Mr. Nussdorf or Ms. Dellomo.

Outstanding Equity Awards at Fiscal Year-End 2011
The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen Nussdorf	—	—	—	—
Michael W. Katz	100,000	—	12.99	06/29/2015
Donna L. Dellomo	35,000	—	4.79	10/29/2018

Retirement Benefits and Potential Payments Upon Termination or Change of Control
No Named Executive Officer participates in any Perfumania pension plan or nonqualified defined contribution or nonqualified deferred compensation plan, and none has entered into any agreements or understandings with us that provide for payments or benefits to the Named Executive Officer in the event of the Named Executive Officer’s termination of employment, including a change of control. All option awards held by the Named Executive Officers are fully vested, so there would be no acceleration of vesting upon a change of control.
Generally, upon a termination of employment for any reason, each Named Executive Officer would be entitled to receive a cash payment of the Named Executive Officer’s base salary through the date of termination, to the extent not paid, any accrued but unused vacation pay and any unreimbursed business expenses. The Compensation Committee may, in its sole discretion, depending upon the circumstances of the termination of employment, pay the terminated Named Executive Officer severance in such amount as then determined by Perfumania.

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
Nonemployee directors are eligible to receive stock options under our 2010 Equity Incentive Plan (the "2010 Plan"). They each receive a grant of options for 10,000 shares upon initial election to the board, to vest annually over three years dependent on continued board service, and a grant of options for 5,000 shares upon annual reelection to the board, vested immediately. All such options have an exercise price equal to the fair market value of a share of our common stock on the date of the grant.
Neither Mr. Nussdorf nor Mr. Katz receives any compensation for his service as a director. Mr. Nussdorf served as a consultant on operational matters from June 2009 to April 2011. His compensation for such services during February and March 2011 is included in his 2011 compensation shown in the Summary Compensation Table above.
The following table sets forth certain information regarding the compensation of our nonemployee directors for their service as such for fiscal 2011:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)(2)	All Other Compensation ($)(3)	Total ($)
Carole Ann Taylor	32,500	40,618	10,000	83,118
Joseph Bouhadana	33,000	40,618	10,000	83,618
Paul Garfinkle	35,000	40,618	10,000	85,618
________
(1) Amounts listed represent the grant date fair value of the stock option awards. For additional information regarding the assumptions used to calculate these amounts, see Note 9 to the consolidated financial statements included in Item 8 of this Form 10-K.

(2) As of January 28, 2012, Perfumania’s nonemployee directors held outstanding stock options in the following amounts: Carole Ann Taylor (15,000); Joseph Bouhadana (17,000); and Paul Garfinkle (16,500).
(3) Represents fees earned for service on the special board committee with respect to the Parlux Merger.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of January 28, 2012, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by stockholders	216,737	$9.93	1,134,500
Equity compensation plans not approved by stockholders	—	—	—
Total	216,737	$9.93	1,134,500
The 2010 Plan provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year, beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year. The Company previously had two stock option plans which expired on October 31, 2010. No equity awards have been granted after this date under these plans, although the 186,737 options previously granted and outstanding will remain outstanding until they are either exercised or forfeited or they expire.
The following table shows the amount of common stock beneficially owned as of January 28, 2012 by: (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by Perfumania to beneficially own more than 5% of Perfumania’s outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, New York 11713.

Name of Beneficial Owner	Total Number of Shares Beneficially Owner (1)	Percent of Class
Principal Stockholders
Stephen Nussdorf and Glenn Nussdorf	5,791,546 (2)	58.8%
Arlene Nussdorf	2,189,201(3)	23.3%
Rene Garcia	767,397(4)	8.4%
1608 NW 84th Avenue
Miami, FL 33126
Jacques Bogart/SBN/David Konckier	452,634(5)	5.0%
76-78 Avenue des Champs Elysées,
75008 Paris, France

Other Directors and Executive Officers
Michael W. Katz	100,000	*
Donna L. Dellomo	35,000	*
Joseph Bouhadana	17,000	*
Paul Garfinkle	16,500	*
Carole Ann Taylor	15,000	*
All directors and executive officers as a
group (6 persons)	5,975,046	59.5%

________
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
(5) As reported in a Schedule 13G filed with the SEC on October 16, 2009, all of such shares are owned by Jacques Bogart. SBN is the sole stockholder of Jacques Bogart and Mr. Konckier is the sole manager of SBN. Jacques Bogart, SBN and Mr. Konckier share voting and dispositive power over the shares.
(6) Includes shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 28, 2012 in the following respective amounts: Michael W. Katz (100,000); Joseph Bouhadana (17,000); Paul Garfinkle (16,500); Carole Ann Taylor (15,000) and Donna Dellomo (35,000).

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Principal Stockholders and Executive Officers
The Nussdorfs collectively are the beneficial owners of approximately 82% of our common stock. Stephen Nussdorf has served as Chairman of our board of directors since February 2004 and was appointed Executive Chairman in April 2011. The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and our President and Chief Executive Officer, Michael W. Katz is an executive of Quality King.
In 2004 and 2008, the Nussdorfs and related parties made loans to one of our subsidiaries on an unsecured basis for which it issued certain promissory notes. As a condition of entering into a new $225 million senior bank credit facility, effective January 7, 2011, the subsidiary executed Amended and Restated Subordinated Promissory Notes amending these obligations, principally with respect to the timing of payments. The unsecured debt obligations that are currently subordinated to the senior credit facility are as follows:
(i) a promissory note in the principal amount of $35 million, held by Quality King (the “QKD Note”), which provides for payment of principal in quarterly installments between April 30, 2015 and July 31, 2018 and payment of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate, as defined in the senior credit facility, plus
1% per annum;
(ii) promissory notes in the aggregate principal amount of approximately $55.4 million, held by six family trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on April 30, 2015 and payments of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate plus 2% per annum; and
(iii) a promissory note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “2004 Note”), which provides for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%.
Under Perfumania’s senior bank credit facility, no principal may be paid on any of the QKD Note, the Nussdorf Trust Notes or the 2004 Note until three months after the senior credit facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including Perfumania’s maintaining excess availability under the senior credit facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the credit agreement, of equal to or greater than 1.1:1.0.
No payments of principal or interest have been made on the Nussdorf Trust Notes or the Quality King Note and no payments of principal have been made on the 2004 Note. Accordingly, the full principal amount of each, as described above, remains outstanding. The aggregate amount of accrued interest on the Nussdorf Trust Notes and the Quality King Note as of January 28, 2012 is $20.4 million. Perfumania paid approximately $0.2 million of interest on the 2004 Note in fiscal 2008 and has not made any interest payments since then. The amount of accrued interest on the 2004 Note as of January 28, 2012 is $1.0 million.
In connection with the pending Parlux merger, the Company entered into an amendment to the Senior Credit Facility to enable it to, among other things, borrow up to $32 million (which amount would be reduced to the extent that cash and cash equivalents held by Parlux at the closing of the merger are less than $15 million) to fund a portion of the merger consideration and up to $11 million to fund costs of the merger and related transactions.
The Company has received commitments allowing it to borrow a total of $30 million from the Nussdorf family trusts to provide financing for the cash portion of the Parlux merger consideration. The new loans will be on the same terms as, and will be subordinated to the Senior Credit Facility on the same basis as, the Nussdorf Trust Notes.
On the date that the merger is consummated, Model will execute and deliver to such trusts Second Amended Restated Subordinated Promissory Notes in the amount equal to the outstanding principal balance of each such note on such date plus the amount of the new commitment of such trust.
Effective August 1, 2008, a Perfumania subsidiary issued a $1.9 million promissory note payable to Mr. Katz, with interest at 4%, in equal monthly installments of $53,333 commencing September 1, 2008 and terminating August 1, 2011. Under a related stockholder agreement, Mr. Katz is bound by certain non-compete, non-solicitation and confidentiality covenants. Between the beginning of fiscal 2009 and the maturity of this note, the highest principal balance due was $1.0 million, and Perfumania paid a total of $1.7 million.

Transactions with Affiliated Companies
Glenn Nussdorf beneficially owns approximately 9.9% of the outstanding common stock of Parlux. Perfumania has purchased merchandise from Parlux for about 20 years and is one of Parlux’s largest customers. Perfumania primarily purchases certain brands, for which Parlux is the exclusive licensee, for distribution through Perfumania’s retail stores. Pricing and terms between Perfumania and Parlux reflect the volume of Perfumania’s purchases, a policy of no returns from Perfumania, minimal spending by Parlux for advertising and promotion, the exposure of Parlux’s products provided by being in Perfumania’s store windows, and minimal distribution costs for Parlux to fulfill orders shipped directly to Perfumania’s distribution center.
Glenn Nussdorf also has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies") all of which are manufacturers and distributors of prestige fragrances. Starting in fiscal 2010, Perfumania began purchasing merchandise from the Lighthouse Companies. Glenn Nussdorf also has an ownership interest in Ricky's, a retailer specializing in fashion accessories, cosmetics and beauty supplies. Starting in fiscal 2009, Perfumania has also purchased merchandise from Quality King. Purchases from related parties are generally payable in 90 days; however, due to the seasonality of Parlux’s business, these terms are generally extended. Related party accounts have historically been brought closer to terms at the end of the holiday season. During the rest of the year, Perfumania has relied upon these extended terms to provide a portion of its liquidity. Transactions for merchandise purchases with these related companies during fiscal 2011 and 2010 were as follows:

	Total Purchases Fiscal Year Ended January 28, 2012	Total Purchases Fiscal Year Ended January 29, 2011	Total Purchases Fiscal Year Ended January 30, 2010	Balance Due January 28, 2012
Parlux	$44,059	$45,679	$31,671	$10,476
Quality King	—	3,529	18,064	—
Lighthouse Companies	11,113	9,388		128
Ricky's	218	—	—	11
	$55,390	$58,596	$49,735	$10,615

The Nussdorfs own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. Perfumania periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2009 and 2010, total payments to GSN for transportation services provided were approximately $0.2 million, and they were $0.1 million in fiscal 2011. There was no balance due to GSN at January 28, 2012.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. Perfumania began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027, and this location serves as

Perfumania’s principal offices. The monthly current sublease payments of approximately $218,000 increase by 3% annually. Perfumania paid approximately $2.6 million, $2.5 million, and $2.4 million in rent for fiscal 2011, 2010 and 2009, respectively.
Perfumania and Quality King are parties to a Services Agreement providing for Perfumania’s participation in certain third party arrangements at its respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. Perfumania also shares with Quality King the economic benefit of the bulk rate contract that it has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During both fiscal 2010 and 2009, allocated operating expenses and payments charged under these arrangements were $0.6 million and, during fiscal 2011, they were $0.7 million.

Perfumania’s Related Party Transaction Policy
It is Perfumania’s policy that all related party transactions be disclosed to the Audit Committee of the Board of Directors for review and approval. The Committee reviews all relationships and transactions reported to it in which Perfumania and any of its directors, executive officers or principal stockholders, or any of their immediate family members, are participants to determine whether such persons have a direct or indirect material interest. Perfumania’s Chief Financial Officer is primarily responsible for the development and implementation of processes and controls to obtain information from such persons with respect to related person transactions and for then determining, based on the facts and circumstances, whether Perfumania or a related person has a direct or indirect material interest in the transaction. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee considers:

•	the nature of the related person's interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to Perfumania;

•	whether the transaction would impair the judgement of a director or executive officer to act in Perfumania's best interest; and

•	any other matters the Committee deems appropriate.
Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Committee that considers the transaction.
Perfumania's board of directors has determined that Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle are independent, as defined by Nasdaq Stock Market rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by J.H. Cohn LLP for fiscal 2011 and 2010 are as follows:

Fees	Fiscal 2011	Fiscal 2010
Audit Fees (1)	$492,130	$446,653
Audit-Related Fees (2)	110,000	—
Tax Fees	—	—
All Other Fees (3)	—	7,500
Total Fees	$602,130	$454,153

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.

(2)	Audit-related fees consists of fees billed in connection with the pending Merger with Parlux.

(3)	“All Other Fees” consist of fees billed in connection with our SEC filings.
The Audit Committee considered and determined that the provision of services as described above was compatible with maintaining J.H. Cohn LLP's independence. The Audit Committee pre-approved the engagement of J.H. Cohn LLP for all professional services. The pre-approval process generally involves the full Audit Committee's evaluating and approving the particular engagement before the commencement of services. All of the services described above under “All Other Fees” were pre-approved by the Audit Committee.

PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
An index to financial statements for the fiscal periods ended January 28, 2012 and January 29, 2011 appears on page 22.

(1)	Financial Statement Schedules
None

(2)	Exhibits

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Perfumania Holdings, Inc.

By: /s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ DONNA L. DELLOMO
Donna L. Dellomo, Chief Financial Officer
(Principal Accounting Officer)

Date:	April 16, 2012
Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ MICHAEL W. KATZ	President and Chief Executive Officer	April 16, 2012
Michael W. Katz	(Principal Executive Officer)

/S/ STEPHEN NUSSDORF	Executive Chairman of the Board of Directors	April 16, 2012
Stephen Nussdorf

/S/ DONNA L. DELLOMO	Chief Financial Officer	April 16, 2012
Donna L. Dellomo	(Principal Accounting Officer)

/S/ CAROLE ANN TAYLOR	Director	April 16, 2012
Carole Ann Taylor

/S/ JOSEPH BOUHADANA	Director	April 16, 2012
Joseph Bouhadana

/S/ PAUL GARFINKLE	Director	April 16, 2012
Paul Garfinkle

EXHIBIT	DESCRIPTION

2.1
Agreement and Plan of Merger, dated December 23, 2011, among Parlux Fragrances, Inc., Perfumania Holdings, Inc. and PFI Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed December 23, 2011).

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-179124)).

4.1
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.(Incorporated by reference to Exhibit 4.1 to the Company's Form 10-K filed April 28, 2011).

4.2
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.(Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K filed April 28, 2011).

4.3
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.(Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K filed April 28, 2011).

4.4
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.(Incorporated by reference to Exhibit 4.4 to the Company's Form 10-K filed April 28, 2011).

4.5
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98.(Incorporated by reference to Exhibit 4.5 to the Company's Form 10-K filed April 28, 2011).

4.6
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98.(Incorporated by reference to Exhibit 4.6 to the Company's Form 10-K filed April 28, 2011).

4.7
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc.(Incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed April 28, 2011).

4.8
Nussdorf Subordinated Secured Convertible Note and Security Agreement dated March 9, 2004, with Amendments dated as of January 24, 2006 and August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K filed July 2, 2009).

4.9
Subordination Agreement dated as of January 7, 2011, among Glenn Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Stephen Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Arlene Nussdorf 10 Year Grantor Retained Annuity Trust dated 11/1/98, and Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.9 to the Company's Form 10-K filed April 28, 2011).

4.10
Subordination Agreement dated as of January 7, 2011, among Quality King Distributors, Inc., and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K filed April 28, 2011).

4.11
Subordination Agreement dated as of January 7, 2011, among the Company, Stephen Nussdorf, Glenn Nussdorf, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K filed April 28, 2011).

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
(Incorporated by reference to Exhibit 10.6 to Perfumania's Form 10-K filed April 28, 2011).

10.7	Amendment No. 1 to the Credit Agreement and Consent dated as of December 23, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 23, 2011)

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

10.10
Voting Agreement, dated December 23, 2011, among Glenn Nussdorf, Stephen Nussdorf, Arlene Nussdorf and Parlux Fragrances, Inc. (Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K filed December 23, 2011).

10.11
Voting Agreement, dated December 23, 2011, among the Company, JM-CO Capital Fund, LLC, Jacavi Investments, LLC, Aqua Capital Fund, LLC, Jacqueline Maria Garcia 2006 Family Trust, Carolina Maria Garcia 2006 Family Trust and the Irrevocable Trust for Victor Garcia (Incorporated by reference to Exhibit 10.4 to the Company's Form 8-K filed December 23, 2011).

10.12
Form of Voting Agreement, dated December 23, 2011, between the Company and each of Frederick E. Purches, Frank A. Buttacavoli, Raymond J. Balsys, Anthony D'Agostino, Esther Egozi Choukroun, Glenn Gopman and Robert Mitzman (Incorporated by reference to Exhibit 10.5 to the Company's Form 8-K filed December 23, 2011).

10.13
Stockholders Agreement, dated as of December 23, 2011, by and among the Company, Rene Garcia, JM-CO Capital Fund, LLC, Jacavi Investments, LLC, Aqua Capital Fund, LLC, Jacqueline Maria Garcia 2006 Family Trust, Carolina Maria Garcia 2006 Family Trust and the Irrevocable Trust for Victor Garcia. (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 (File No. 333-179124)).

10.14
Letter Agreement, dated December 23, 2011, by and among the Company, Parlux Fragrances, Inc., Artistic Brands Development, LLC and Rene Garcia. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (File No. 333-179124)).

10.15
Letter Agreement, dated December 23, 2011, by and among the Company, Artistic Brands Development, LLC, S Carter Enterprises, LLC and Shawn Carter. (Incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (File No. 333-179124)). (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

21.1	Subsidiaries of the Registrant

23.1	Consent of J.H. Cohn LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement