Form 10-Q
period 2012-04-28
Perfumania Holdings, Inc.
filed 2012-06-12
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 28, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 12, 2012 there were 15,285,046 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	April 28, 2012	January 28, 2012
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,328	$1,682
Accounts receivable, net of allowances of $605 and $775, as of April 28, 2012 and January 28, 2012, respectively	31,506	17,671
Inventories	278,928	216,850
Prepaid expenses and other current assets	17,507	11,383
Total current assets	330,269	247,586
Property and equipment, net	25,176	24,493
Goodwill	45,163	—
Other assets, net	35,163	14,676
Total assets	$435,771	$286,755
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$47,973	$29,838
Accounts payable-affiliates	2,517	10,899
Accrued expenses and other liabilities	29,209	20,908
Current portion of obligations under capital leases and other long-term debt	940	1,129
Total current liabilities	80,639	62,774
Revolving credit facility	48,584	30,057
Notes payable-affiliates	125,366	95,366
Long-term portion of obligations under capital leases	1,540	1,616
Other long-term liabilities	40,515	32,145
Total liabilities	296,644	221,958
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of April 28, 2012 and January 28, 2012, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares and 20,000,000 shares authorized; 16,183,295 shares and 9,868,267 shares issued and outstanding as of April 28, 2012 and January 28, 2012, respectively	162	99
Additional paid-in capital	212,686	125,344
Accumulated deficit	(65,144)	(52,069)
Treasury stock, at cost, 898,249 shares as of April 28, 2012 and January 28, 2012	(8,577)	(8,577)
Total shareholders’ equity	139,127	64,797
Total liabilities and shareholders’ equity	$435,771	$286,755
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Net sales	$106,384	$105,781
Cost of goods sold	65,099	65,659
Gross profit	41,285	40,122
Operating expenses:
Selling, general and administrative expenses	42,462	39,831
Share-based compensation expense	3,806	—
Merger related expenses	4,329	—
Depreciation and amortization	1,934	1,876
Total operating expenses	52,531	41,707
Loss from operations	(11,246)	(1,585)
Interest expense	(1,829)	(2,170)
Net loss	$(13,075)	$(3,755)
Net loss per common share:
Basic and diluted	$(1.34)	$(0.42)

Weighted average number of common shares outstanding:
Basic and diluted	9,734,085	8,966,751

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 28, 2012	9,868,267	$99	$125,344	$(52,069)	898,249	$(8,577)	$64,797
Share based compensation expense	—	—	3,806	—	—	—	3,806
Exercise of stock options	900	—	4	—	—	—	4
Issuance of common stock for April 18, 2012 acquisition of Parlux	6,314,128	63	59,163	—	—	—	59,226
Issuance of stock options and warrants for April 18, 2012 acquisition of Parlux	—	—	24,369	—	—	—	24,369
Net loss	—	—	—	(13,075)	—	—	(13,075)
Balance at April 28, 2012	16,183,295	$162	$212,686	$(65,144)	898,249	$(8,577)	$139,127
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	April 28, 2012	April 30, 2011
Cash flows from operating activities:
Net loss	$(13,075)	$(3,755)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	224	224
Depreciation and amortization	1,934	1,876
(Benefit) provision for losses on accounts receivable	(43)	296
Share-based compensation	3,806	7
Change in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	7,451	(1,315)
Inventories	584	4,686
Prepaid expenses and other assets	3,670	195
Accounts payable	2,103	11,866
Accounts payable-affiliates	(8,382)	(2,092)
Accrued expenses and other liabilities, and other long-term liabilities	410	1,944
Net cash (used in) provided by operating activities	(1,318)	13,932
Cash flows from investing activities:
Additions to property and equipment	(1,353)	(436)
Payment to acquire Parlux, net of Parlux cash on hand of $17,114	(44,949)	—
Net cash used in investing activities	(46,302)	(436)
Cash flows from financing activities:
Net borrowings under bank line of credit	18,527	(12,839)
Payments on affiliated notes payable	—	(160)
Borrowings under affiliated notes payable to fund Parlux acquisition	30,000	—
Principal payments under capital lease obligations	(265)	(326)
Payments of long-term debt and other	—	(39)
Proceeds from exercise of stock options	4	—
Net cash provided by (used in) financing activities	48,266	(13,364)
Net increase in cash and cash equivalents	646	132
Cash and cash equivalents at beginning of period	1,682	1,236
Cash and cash equivalents at end of period	$2,328	$1,368

Supplemental Information:
Cash paid during the period for:
Interest	$322	$591
Income taxes	$66	$80
Non-cash investing and financing activities:
Fair value of equity consideration given to acquire Parlux	$83,595	$—
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and subsidiaries (the "Company") as of January 28, 2012, which has been derived from our audited financial statements as of and for the year ended January 28, 2012, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen weeks ended April 28, 2012 are not necessarily indicative of results to be expected for the full fiscal year.
See Note 2 for information on the April 18, 2012 acquisition of Parlux Fragrances, Inc. ("Parlux"), formerly a publicly-traded company that is in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty-related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis.
The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through six primary operating subsidiaries; Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. ("SOW"), Perfumania.com, Inc. (“Perfumania.com”), Five Star Fragrance Company, Inc. (“Five Star”) and Parlux, LLC (see Note 2). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrances and related products.
Our wholesale businesses include QFG, Five Star and Parlux, LLC. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. The Company’s manufacturing divisions, Parlux, LLC and Five Star, own and license designer and other fragrance brands that are sold to national department stores, and through the Company’s wholesale business, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third-party manufacturers. Five Star’s sales and results of operations have historically not been significant to the Company’s results on a consolidated basis.
Our retail business is conducted through three subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of April 28, 2012, Perfumania operated a chain of 342 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,500 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Daffy’s, Steinmart and K & G.

NOTE 2 - ACQUISITION OF PARLUX
On April 18, 2012, pursuant to the Agreement and Plan of Merger, dated as of December 23, 2011 (the “Merger Agreement”), by and among Perfumania, Parlux, a Delaware corporation, and PFI Merger Corp., a Delaware corporation and wholly owned subsidiary of Perfumania (“Merger Sub”), Perfumania acquired all the outstanding shares of Parlux common stock via a merger of Parlux with Merger Sub, with Parlux surviving the merger. Parlux was then merged into PFI Merger Sub I, LLC, which survived this second merger as a wholly owned subsidiary of Perfumania and changed its name to Parlux Fragrances, LLC. ("Parlux, LLC") We refer to these two transactions as the “merger.” The merger was consummated following the approval and adoption of the Merger Agreement by Parlux shareholders and the approval by Perfumania shareholders of the issuance of shares of Perfumania common stock to the Parlux shareholders pursuant to the Merger Agreement. Trading in Parlux's common stock on the NASDAQ stock market terminated after market close on April 18, 2012.
The accompanying unaudited condensed consolidated financial statements include the results of operations and cash flows for Parlux, LLC beginning on April 18, 2012. Parlux, LLC will be integrated into the Company's operations and will not be considered a separate segment for financial reporting purposes.  Total net sales of $0.6 million and a net loss of $3.6 million are attributable to Parlux, LLC and are included in the Company's unaudited condensed consolidated statement of operations for the thirteen weeks ended April 28, 2012. These amounts include $2.1 million in certain acquisition-related expenses incurred by Parlux, LLC, which are included in merger related expenses on the accompanying condensed consolidated statements of operations.
Under the terms of the Merger Agreement, each share of Parlux common stock issued and outstanding immediately before the Effective Time was cancelled and converted into the right to receive either (i) 0.533333 shares of Perfumania common stock or (ii) 0.20 shares of Perfumania common stock plus $4.00 in cash, depending on the elections made by Parlux shareholders, without proration or other adjustments. Parlux shareholders received cash for any fractional shares of Perfumania common stock which they might otherwise have received in the merger. As a result, Perfumania issued approximately 6.014 million shares of its common stock and paid approximately $62.1 million in cash to the former Parlux shareholders in the merger. The Perfumania shares issued to Parlux shareholders represent approximately 40% of Perfumania's issued and outstanding common stock after the merger.
The cash portion of the merger consideration was financed through a combination of $32.1 million that Perfumania borrowed under Perfumania's Senior Credit Facility and $30 million that a Perfumania subsidiary borrowed from family trusts of the Nussdorf family, its principal shareholders, each on April 18, 2012. These borrowings, the Senior Credit Facility and the Nussdorf Trusts are described in greater detail in Note 6.
Each outstanding and unexercised option to purchase shares of Parlux common stock under Parlux's equity-based compensation plans was assumed by Perfumania and converted into an option to purchase a number of shares of Perfumania common stock, at an exercise price, determined by applying the merger exchange ratio. In addition, subject in some cases to the terms of existing executive employment agreements, (a) the vesting schedule of each assumed option was accelerated by one year, (b) an assumed stock option will vest immediately if the holder's employment by Perfumania is terminated before the first anniversary of the merger closing either (i) by Perfumania other than for cause or (ii) by the holder with good reason, and (c) the period for exercising each assumed stock option following termination of employment is extended to 90 days. Perfumania also assumed an outstanding warrant held by one of Parlux's directors, which is exercisable for 5,333 shares of Perfumania common stock at $3.38 per share.
Pursuant to various licensing arrangements entered into by Parlux, in connection with the closing of the merger, Perfumania issued 300,000 shares of common stock and warrants for the purchase of an aggregate of 4,799,971 shares of Perfumania common stock at $8.00 per share.
The merger was structured to qualify as a reorganization for U.S. Federal income tax purposes; accordingly, each Parlux shareholder generally should recognize taxable gain (but not loss) for U.S. Federal income tax purposes as a result of the merger only to the extent of the lesser of (x) the sum of the amount of cash and the fair market value of the Perfumania stock received, minus the adjusted tax basis of the Parlux common stock surrendered in exchange therefor, and (y) the amount of cash received (other than cash received in lieu of a fractional share).
Glenn Nussdorf, a principal shareholder of Perfumania, owned approximately 9.9% of the outstanding common stock of Parlux before the merger. In addition, Perfumania has purchased merchandise from Parlux for about 20 years and was one of Parlux's largest customers. See further discussion at Note 11.
The merger has been accounted for using the acquisition method of accounting (“purchase accounting”), which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. No material assets or liabilities arose from contingencies recognized at the acquisition date. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses. In accordance with US GAAP, the Company expects to finalize these amounts prior to the end of its current fiscal year end, February 2, 2013. The following tables summarize the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

(in thousands except price per share)
Proceeds from Senior Credit Facility		$32,062
Proceeds from notes payable to affiliates		30,000
Total cash consideration		62,062

Total shares of Perfumania common stock issued (1)	6,314
Perfumania price per share, April 18, 2012	$9.38	59,225

Fair value of Perfumania stock options and warrants issued		24,370

Total purchase price		$145,657

(1) Includes 300 shares issued pursuant to various licensing agreements

(in thousands)
Cash	$17,114
Accounts receivable	21,242
Inventories	62,662
Other current assets	9,793
Property and equipment	1,107
Other non-current assets	178
Identified intangible assets	20,691
Goodwill	45,163
Accounts payable	(16,032)
Deferred tax liabilities	(13,454)
Other liabilities assumed	(2,807)
Net assets acquired	$145,657

Identifiable intangibles were acquired as a result of the acquisition of Parlux, which will be amortized as follows:
•Customer relationships: amortized on a straight-line basis based on the expected period of benefit.

•	License agreements: amortized on a straight-line basis over their useful lives based on the terms of the respective license agreements.
 Estimated aggregate amortization expense for the remainder of fiscal 2012 and the five succeeding years and thereafter for identified intangible assets created as a result of the acquisition is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2012	$5,400
2013	6,144
2014	4,100
2015	3,014
2016	715
2017	252
Thereafter	1,066
$20,691

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of April 28, 2012:

	Estimated fair value of asset (in thousands)	Weighted-average useful life (in years)
Customer relationships	$2,521	10.0
License agreements	18,170	3.2
Total	$20,691	4.0

Goodwill in the amount of $45.2 million was recorded as a result of the acquisition of Parlux. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. None of the goodwill is deductible for tax purposes.
The recorded amounts for assets and liabilities are provisional and subject to change. The following items are subject to change:

•	Amounts for inventory, intangibles and deferred income taxes and liabilities, pending finalization of valuation; and

•	The purchase price allocable to goodwill, as a result of changes to the aforementioned items.
A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact its results of operations.
The unaudited pro forma results presented below include the effects of the Parlux acquisition as if it had been consummated as of January 30, 2011. The pro forma results include the amortization associated with estimates (certain of which are preliminary) for the acquired intangible assets. In addition, the pro forma results do not include any anticipated synergies, operating efficiencies or cost savings or other expected benefits of the acquisition or any integration costs. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 30, 2011.

	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
	(in thousands, except per share data)
Net sales	$125,589	$124,945
Net loss	(14,969)	(14,459)
Net loss per share - basic	$(0.98)	$(0.95)
Net loss per share - diluted	(0.98)	(0.95)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $45.2 million at April 28, 2012 resulted from the April 18, 2012 acquisition of Parlux. See Note 2. There was no recorded goodwill as of January 28, 2012.
The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying condensed consolidated balance sheets as of April 28, 2012 and January 28, 2012:

		April 28, 2012			January 28, 2012
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Tradenames	7-20	$9,408	$6,476	$2,932	$9,408	$6,381	$3,027
Customer relationships	10	2,521	—	2,521	—	—	—
Favorable leases	7	886	390	496	886	359	527
License agreements	1-4	18,170	—	18,170	—	—	—
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$39,485	$6,866	$32,619	$18,794	$6,740	$12,054

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ value may be impaired. Customer relationships will be amortized over the expected period of benefit and license agreements will be amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen weeks ended April 28, 2012 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $0.1 million for both thirteen week periods ended April 28, 2012 and April 30, 2011, respectively. As of April 28, 2012, future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2012	$5,819
2013	6,620
2014	4,576
2015	3,490
2016	1,086
2017	602
Thereafter	1,926
$24,119

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,269,050 shares of common stock were reserved for issuance as of April 28, 2012. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of April 28, 2012, 1,248,505 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the thirteen weeks ended April 28, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2012	216,737	$9.93
Granted (1)	1,218,505	7.84
Exercised	(900)	4.79
Forfeited	—	—
Outstanding as of April 28, 2012	1,434,342	$8.15	6.3	$1,622
Vested as of April 28, 2012	1,194,102	$8.18	5.9	$1,366
Exercisable as of April 28, 2012	1,194,102	$8.18	5.9	$1,366

(1)
Includes 548,505 stock options issued to holders of options to purchase shares of Parlux common stock under Parlux's equity-based compensation plans as of April 18, 2012, which are not counted against the number of shares reserved for issuance under the 2010 Plan. See further discussion at Note 2.

The following is a summary of stock warrants activity during the thirteen weeks ended April 28, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 28, 2012	1,500,000	$23.94
Granted (2)	4,805,304	8.00
Exercised	—	—
Forfeited	—	—
Outstanding as of April 28, 2012	6,305,304	$11.79	6.1	$1,803
Vested as of April 28, 2012	6,305,304	$11.79	6.1	$1,803
Exercisable as of April 28, 2012	6,305,304	$11.79	6.1	$1,803

(2)	Represents warrants issued in connection with the acquisition of Parlux on April 18, 2012. See further discussion at Note 2.
Share-based compensation expense during the thirteen weeks ended April 28, 2012 was approximately $3.8 million. During the thirteen weeks ended April 30, 2011, share-based compensation was less than $0.1 million and is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.
The fair value for stock options issued during the thirteen weeks ended April 28, 2012 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

Thirteen Weeks Ended April 28, 2012
Expected life (years)	1-5
Expected stock price volatility	100% - 118%
Risk-free interest rates	0.2%-1.0%
Expected dividend yield	0%
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
The weighted average estimated fair value of options granted during the thirteen weeks ended April 28, 2012 was $7.86.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	April 28, 2012	January 28, 2012
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$48,584	$30,057
Subordinated notes payable-affiliates	125,366	95,366
	173,950	125,423
Less current portion	—	—
Total long-term debt	$173,950	$125,423

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of April 28, 2012, the Company had $61.6 million of availability.
On April 18, 2012, pursuant to Amendment No. 1 to the Senior Credit Facility dated December 23, 2011, Perfumania borrowed $32.1 million to fund a portion of the Parlux cash merger consideration and approximately $3.5 million to fund costs of the merger and related transactions. At the closing of the merger, Perfumania applied the cash and cash equivalents held by Parlux to repayment of the Senior Credit Facility and terminated Parlux's existing bank credit facility.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of April 28, 2012, the interest rate on LIBOR Rate borrowings was 2.75% and the interest rate on base borrowings was 4.75%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of April 28, 2012.
In addition, the Company has outstanding unsecured debt obligations as follows:
(i)a promissory note in the principal amount of $35 million, (the “QKD Note”) held by Quality King Distributors, Inc. ("Quality King"), which provides for payment of principal in quarterly installments between April 30, 2015 and July 31, 2018 and payment of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate, as defined in the Senior Credit Facility, plus 1% per annum;

(ii)promissory notes in the aggregate principal amount of approximately $85.4 million, held by six estate trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on April 30, 2015 and payments of interest in quarterly installments commencing on July 31, 2012 at the then current senior debt rate plus 2% per annum. These notes were in the original principal amount of $55.4 million, but were replaced by amended and restated notes reflecting the additional $30 million loaned by the trusts on April 18, 2012, the date of the Parlux merger; and
(iii)a promissory note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “2004 Note”), which provided for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%. The 2004 Note was previously convertible into shares of the Company's common stock at $7.00 per share; however this conversion feature expired on August 11, 2011.
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.2 million and $1.4 million for the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at April 28, 2012 and January 28, 2012 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $22.6 million and $21.4 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of April 28, 2012 and January 28, 2012, respectively.

NOTE 7 - ACCOUNTING FOR INCOME TAXES
The Company conducts business throughout the United States and Puerto Rico and, as a result, files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions and Puerto Rico. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2005. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. In the most recently filed consolidated Federal tax return, the Company was able to carryback a portion of its net operating loss to previously filed 2007 Federal tax return. The carryback resulted in a claim for refund of Federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. During the year ended January 28, 2012, the amount of the claim was reduced to approximately $2.4 million as a result of an IRS examination. The claim for refund is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of April 28, 2012 and January 28, 2012. Management does not expect any material adjustment to the amount of the claim for refund as a result of these examinations.
On April 18, 2012, the Company completed a non-taxable acquisition of Parlux. As part of the acquisition, the Company recorded various deferred tax liabilities related to the purchase accounting resulting in an increase in goodwill. The Company has provided a full valuation allowance against all deferred tax assets acquired from Parlux due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. Due to the change in control of Parlux, there may be limitations on the future utilization of the Company's net operating losses. The limitation, if any, is not anticipated to be significant.
The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen weeks ended April 28, 2012.
During the thirteen weeks ended April 28, 2012, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of April 28, 2012 and January 28, 2012 was not significant.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 8 - BASIC AND DILUTED NET LOSS PER COMMON SHARE
Basic net loss per common share has been computed by dividing net loss by the weighted average number of common shares outstanding during the period.
Diluted net loss per common share includes, in periods in which they are dilutive, the effect of those common stock equivalents where the average market price of the common stock exceeds the exercise prices for the respective periods. All common stock equivalents, which include outstanding stock options and warrants were not included in the diluted net loss per share for any period presented because the results would be antidilutive.
During the thirteen weeks ended April 28, 2012, there were 7,739,646 potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the thirteen weeks ended April 30, 2011, there were 2,419,290 potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including those potential shares was antidilutive.

NOTE 9 - FAIR VALUE MEASUREMENTS
The Company applies authoritative accounting guidance regarding fair value and disclosures as it applies to financial and non-financial assets and liabilities. The guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market in an orderly transaction between market participants on the measurement date. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability on the measurement date. The three levels are defined as follows:
Level 1: Observable inputs such as quoted prices in active markets (the fair value hierarchy gives the highest priority to
Level 1 inputs);
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of April 28, 2012, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen weeks ended April 28, 2012. There were no non-financial liabilities outstanding as of April 28, 2012 and January 28, 2012.

NOTE 10 - CONTINGENCIES
Following the announcement of the Company's merger agreement with Parlux on January 5, 2012, a putative class action complaint, captioned as Shirley Anderson v. Parlux Fragrances, Inc., et al., was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida on behalf of a purported stockholder of Parlux. The case was transferred to the Complex Business Division No. 7 and assigned case number 12-000344-CA-07. The named defendants included Parlux, the individual members of the Parlux board of directors and the Company. The complaint alleged, among other things, that the members of the Parlux board breached their fiduciary duties in negotiating and approving the Merger Agreement, that the merger consideration negotiated in the merger agreement was inadequate, that certain of the defendants had improper conflicts of interest by reason of the existing relationships between Parlux and the Company, and that the terms of the Merger Agreement failed to provide the Parlux stockholders with certain procedural protections and imposed improper deal protection devices that would preclude competing offers. The complaint further alleged that Parlux and the Company aided and abetted the members of the Parlux board in their alleged breaches of fiduciary duties. The plaintiff sought a determination that the lawsuit was a proper class action and that the plaintiff was a proper class representative, orders enjoining the defendants and their agents from consummating the proposed transaction unless and until Parlux adopted and implemented a procedure to obtain a merger agreement that provided the best possible terms for the Parlux stockholders, rescinding any terms of the proposed transaction already implemented, and awarding damages, costs and attorneys' fees. On February 7, 2012, the Anderson plaintiff filed an Amended Complaint in which the claims and defendants remained the same, but, among other additions, plaintiff added allegations concerning the independent committee of the Parlux board of directors that she alleged raised questions as to that committee's impartiality.
On February 9, 2012, another class action complaint, captioned as Arthur Weill v. Esther Egozi Choukroun, et al., (Case Number 2012-CV-3508-07) was filed in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County,

Florida on behalf of a purported stockholder of Parlux. The Weill action alleged the same claims and operative facts as the Anderson action and the Dias action (discussed below) and requested similar relief. On February 24, 2012, the Court consolidated the Anderson and Weill actions. On February 29, 2012, the Court also granted the defendants' motion to stay the consolidated actions in light of the Dias action in Delaware. On May 29, 2012, plaintiffs in the consolidated Anderson and Weill action filed a Notice of Voluntary Dismissal, dismissing the consolidated lawsuits with prejudice.
On January 31, 2012, an additional putative class complaint, captioned as Jose Dias v. Fredrick E. Purches, et al., (Case Number 7199 VCG) was filed in the Court of Chancery for the State of Delaware on behalf of a purported stockholder of Parlux. The Dias action alleges the same claims and operative facts as the Anderson action and requests similar relief. The Dias plaintiff, joined by the plaintiff in the Anderson action, filed a motion for a preliminary injunction seeking to enjoin the merger based on alleged breaches of fiduciary duty by the Parlux board in negotiating and approving the merger agreement, the alleged inadequacy of the merger consideration and Parlux's alleged failure to make material disclosures relating to the merger. On April 5, 2012, the Court granted the motion in part and denied it in part. The Court ordered Parlux and the Company to file with the SEC certain additional information about the process followed by the financial advisors to Parlux's board of directors, which both companies did on April 6, 2012. The Court did not enjoin the stockholder meeting scheduled for April 17, 2012, on the condition the additional information be filed, did not enjoin the consummation of the merger, and did not grant any relief other than that noted above. Discovery in the Dias litigation continues. On April 19, 2012, the defendants moved to dismiss this action. On May 1, 2012, the plaintiff filed notices of non-opposition to the defendants' motions to dismiss. Currently being briefed before the Court are the defendants' motions to dismiss, the Parlux defendants' motion for sanctions and attorneys' fees, and the plaintiff's motion for attorney's fees, in which the plaintiff is seeking an award of $500,000 in attorneys' fees.
On March 5, 2012, the plaintiff in the Anderson action in Florida, which has been stayed by order of the Florida Court, filed a new action in the Court of Chancery for the State of Delaware a captioned as Shirley Anderson v. Parlux Fragrances, Inc., et al. (Case Number 7305-VCP), alleging the same facts and claims as were in her Florida action. Plaintiff has not served this action on the Company. As noted above, however, the plaintiff in this action joined in the motion for a preliminary injunction filed in the Dias action described above and dismissed her action in Florida.
The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these or any of the above matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows.

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.7%, of the total number of shares of the Company’s common stock as of April 28, 2012, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.
See Note 6 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Prior to the acquisition of Parlux, Glenn Nussdorf beneficially owned approximately 9.9% of the outstanding common stock of Parlux. Perfumania had purchased merchandise from Parlux for about 20 years and was one of Parlux's largest customers. Perfumania primarily purchased certain brands, for which Parlux is the exclusive licensee, for distribution through Perfumania's retail stores.
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. In fiscal 2010, the Company began purchasing merchandise from the Lighthouse Companies. Glenn Nussdorf also has an ownership interest in Ricky's, a retailer specializing in fashion accessories, cosmetics and beauty supplies. During fiscal 2011, the Company purchased various beauty accessories from Ricky's. Starting in fiscal 2009, the Company also purchased merchandise from Quality King.
Our wholly owned subsidiary, Parlux, LLC, sells a number of its products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.5%, of the total number of shares of the Company's common stock as of April 28, 2012, excluding shares issuable upon conversion of certain warrants. There were no sales to Jacavi from April 18, 2012, the date Parlux was acquired, through April 28, 2012. As of April 28, 2012, the accounts receivable balance from Jacavi was approximately $1.9 million, which is included in accounts receivable, net of allowances, on the accompanying condensed consolidated balance sheet as of April 28, 2012. In addition, during the thirteen weeks ended April 28, 2012, Perfumania purchased merchandise from Jacavi. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen weeks ended April 28, 2012 and April 30, 2011 were as follows:

	Total Purchases Thirteen Weeks Ended April 28, 2012		Total Purchases Thirteen Weeks Ended April 30, 2011	Balance Due April 28, 2012		Balance Due January 28, 2012
	(in thousands)
Parlux	$6,771	(1)	$10,035	$—	(2)	$10,476
Lighthouse Companies	962		846	590		128
Jacavi Beauty Supply, LLC	1,967		—	1,861		—
Ricky's	—		—	—		11
	$9,700		$10,881	$2,451		$10,615

(1)	Represents purchases from Parlux prior to April 18, 2012, when the Company acquired Parlux.

(2)	Since the Company acquired Parlux on April 18, 2012, balance due to Parlux was eliminated in consolidation as of April 28, 2012.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirteen weeks ended April 28, 2012 and April 30, 2011, total payments to GSN for transportation services provided were less than $0.1 million. The balance due to GSN at April 28, 2012 was less than $0.1 million. There was no balance to GSN at January 28, 2012.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of April 28, 2012, the monthly current sublease payments are approximately $218,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.7 million and $0.6 million during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively, for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.3 million and $0.1 million during the thirteen weeks ended April 28, 2012 and April 30, 2011, respectively. The balance due to Quality King for expenses charged under the Services Agreement was $0.1 million and $0.3 million at April 28, 2012 and January 28, 2012, respectively.

NOTE 12 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the Scents of Worth consignment business and the Company’s internet site, perfumania.com. Transactions between Parlux and Five Star, and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 28, 2012. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30. 2011
	(in thousands)
Net sales:
Retail	$73,930	$72,382
Wholesale	32,454	33,399
	$106,384	$105,781
Gross profit:
Retail	$32,322	$32,370
Wholesale	8,963	7,752
	$41,285	$40,122

	April 28, 2012	January 28, 2012
Total assets:
Wholesale	$470,619	$312,855
Retail	236,777	238,844
	707,396	551,699
Eliminations (a)	(271,625)	(264,944)
Consolidated assets	$435,771	$286,755

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As discussed in Note 2 to the unaudited condensed consolidated financial statements, on April 18, 2012, the Company consummated its acquisition of Parlux.  For US GAAP reporting, the accompanying results of operations and cash flows for the thirteen weeks ended April 28, 2012 contain Parlux, LLC's results beginning as of the date of acquisition, while the prior year only includes the results of the Company.
The Company's board of directors and management believes that the acquisition of Parlux will provide substantial benefits to the Company's stockholders and will create a larger, independent national, vertically integrated manufacturer, wholesale distributor and specialty retailer of perfumes and fragrances that will be well-positioned to compete in the marketplace and drive growth, as well as to benefit from increased operating scale and licensing opportunities.
The operations and results of the historical Parlux business are significant to the Company's consolidated financial statements. At the end of the last reported fiscal year of the respective companies immediately preceding the merger (January 28, 2012 for the Company and March 31, 2011 for Parlux), the total assets were approximately $287 million for Perfumania, compared to approximately $113 million for Parlux, and total net sales were approximately $494 million for Perfumania compared to approximately $123 million for Parlux. Management is currently working with Parlux personnel to integrate the Parlux, LLC business and to maximize operating efficiencies and cost savings, and to update operating and capital forecasts. Management believes that the merger will have a significant effect on the Company's future sales, expenses and operating results as compared to its historical results.

Comparison of the Thirteen Weeks Ended April 28, 2012 with the Thirteen Weeks Ended April 30, 2011.

Net Sales

	Thirteen Weeks Ended April 28, 2012	Percentage of Net Sales	Thirteen Weeks Ended April 30, 2011	Percentage of Net Sales	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$73,930	69.5%	$72,382	68.4%	$1,548	—	$1,548	2.1%
Wholesale	32,454	30.5%	33,399	31.6%	(945)	629	(1,574)	(4.7)%
Total net sales	$106,384	100.0%	$105,781	100.0%	$603	$629	$(26)	(0.2)%

Net sales increased 0.6% from $105.8 million in the thirteen weeks ended April 30, 2011 to $106.4 million in the thirteen weeks ended April 28, 2012. The increase in sales was due to a $1.5 million increase in retail sales offset by a $0.9 million decrease in wholesale sales. Excluding the results of Parlux, net sales decreased by less than $0.1 million.
Retail sales increased by 2.1% from $72.4 million in the thirteen weeks ended April 30, 2011 to $73.9 million in the thirteen weeks ended April 28, 2012. The increase was due to an increase in Perfumania's retail sales of $0.4 million and an increase in SOW's consignment sales of $1.1 million.
Perfumania's retail sales increased from $57.8 million in the thirteen weeks ended April 30, 2011 to $58.2 million in the thirteen weeks ended April 28, 2012. The average number of stores operated was 341 in the thirteen weeks ended April 28, 2012 compared with 354 in the comparable period last year. Perfumania's comparable store sales increased by 1.8% during the thirteen weeks ended April 28, 2012 from the same period in 2011. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended April 28, 2012 increased by 0.6% from the prior year's comparable period while the total number of units sold increased by 0.3%.
SOW's consignment sales increased from $14.6 million in the thirteen weeks ended April 30, 2011 to $15.7 million in the thirteen weeks ended April 28, 2012. The increase in SOW's net sales is due generally to an increase in sales to one existing account.
The decrease in wholesale sales of $1.0 million is the result of less product availability for the wholesale division and lower customer demand during the thirteen weeks ended April 28, 2012 compared to the thirteen weeks ended April 30, 2011. Excluding the results of Parlux, wholesale sales decreased by $1.6 million.

Gross Profit

	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$32,322	$32,370	$(48)	$—	$(48)	(0.1)%
Wholesale	8,963	7,752	1,211	331	880	11.4%
Total gross profit	$41,285	$40,122	$1,163	$331	$832	2.9%

Gross Profit Percentages

	Thirteen Weeks Ended April 28, 2012	Thirteen Weeks Ended April 30, 2011
Retail	43.7%	44.7%
Wholesale	27.6%	23.2%
Total gross profit percentage	38.8%	37.9%
Gross profit increased 2.9% from $40.1 million in the thirteen weeks ended April 30, 2011 to $41.3 million in the thirteen weeks ended April 28, 2012. The increase in gross profit was due to a higher wholesale gross profit percentage, offset by a decrease in retail gross profit percentage during the thirteen weeks ended April 28, 2012. Excluding the results of Parlux, gross profit increased by $0.8 million.
Perfumania's retail gross profit dollars for the thirteen weeks ended April 28, 2012 decreased by 3.8% to $26.2 million compared with the comparable period in 2011. For these same periods, Perfumania's retail gross margins were 45.0% and 47.1%, respectively. The decrease in Perfumania's retail gross profit percentage was due to increased promotional activity during the thirteen weeks ended April 28, 2012.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution center and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $42.5 million in the thirteen weeks ended April 28, 2012, compared to $39.8 million in the thirteen weeks ended April 30, 2011. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.1 million for both thirteen week periods ended April 28, 2012 and April 30, 2011. Excluding the results of Parlux, selling, general and administrative expenses decreased by $4.7 million.
Depreciation and amortization was approximately $1.9 million in both thirteen weeks ended April 28, 2012 and April 30, 2011. Excluding the results of Parlux, depreciation and amortization expense decreased by $0.1 million.
Share-based compensation expense of approximately $3.8 million during the thirteen weeks ended April 28, 2012 represents the expense incurred on stock options granted during the current period.
Merger related expenses of approximately $4.3 million during the thirteen weeks ended April 28, 2012 represents costs incurred by the Company for the acquisition of Parlux during the current period.
Interest expense was approximately $1.8 million for the thirteen weeks ended April 28, 2012 compared with approximately $2.2 million for the thirteen weeks ended April 30, 2011. The decrease in interest expense is due primarily to a lower average outstanding balance and a lower overall average interest rate on the Company's revolving credit facility, as well as a lower overall average interest rate on the Company's outstanding notes payable to affiliates during the thirteen weeks ended April 28, 2012 compared with the thirteen weeks ended April 30, 2011.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen week periods ended April 28, 2012 and April 30, 2011.
As a result of the foregoing, we realized a net loss of approximately $13.1 million in the thirteen weeks ended April 28, 2012 compared to a net loss of $3.8 million in the thirteen weeks ended April 30, 2011. Excluding the results of Parlux, our net loss was $9.5 million for the thirteen weeks ended April 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirteen weeks ended April 28, 2012 was approximately $1.3 million, compared with approximately $13.9 million provided by operating activities during the thirteen weeks ended April 30, 2011. The $15.3 million decrease in cash flows from operating activities during the thirteen weeks ended April 28, 2012 compared with the prior year’s comparable period resulted primarily from an increase in our net loss. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Net cash used in investing activities was approximately $46.3 million in the thirteen weeks ended April 28, 2012 compared to $0.4 million in the thirteen weeks ended April 30, 2011. The current period’s investing activities primarily related to the payment of $62.1 million to acquire Parlux, net of Parlux's $17.1 million cash on hand. During the thirteen weeks ended April 28, 2012, Perfumania opened 3 new stores and closed 5 stores, including 1 seasonal location. We plan to open a minimum of 15 stores and close 2 stores for the remainder of fiscal 2012. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirteen weeks ended April 28, 2012 was approximately $48.3 million, primarily because of the $32.1 million borrowed under our Senior Credit Facility, net of cash and cash equivalents acquired from Parlux, and the $30 million borrowed from affiliates to fund the cash paid for Parlux, compared with approximately $13.4 million used in financing activities for the thirteen weeks ended April 30, 2011. See further discussion at Note 2 of the condensed consolidated financial statements.
The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of April 28, 2012. As of April 28, 2012, the Company had $61.6 million available to borrow under the Senior Credit Facility based on the borrowing base at that date. Further information about the Senior Credit Facility is included in Note 6 of our condensed consolidated financial statements included in this Form 10-Q.
The Company has various unsecured notes payable outstanding to affiliates which in aggregate total $125.4 million of principal. No payments of principal may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility although interest payments are permitted under certain conditions. See further discussion of our notes payable to affiliates and our Senior Credit Facility in Note 6 of our condensed consolidated financial statements included in this Form 10-Q.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 28, 2012.

FORWARD-LOOKING STATEMENTS
Some of the statements in this quarterly report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements of those of our industry to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are the integration of the Parlux acquisition, our ability to service our obligations, our ability to comply with the covenants in our Senior Credit Facility, any failure of general economic conditions to improve, including any weaker than anticipated recovery in discretionary spending by consumers, competition, the ability to raise additional capital to finance our expansion and other factors included in our filings with the SEC. These Risk Factors are located in Part II, Item 1A under the caption "Risk Factors". Copies of our SEC filings are available from the SEC or may be obtained upon request from us.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report (April 28, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. This evaluation excluded those disclosure controls and procedures that are subsumed by the internal control over financial reporting of the business operations of the former Parlux Fragrances, Inc., which we acquired on April 18, 2012, ten days before the end of our fiscal quarter, since their evaluation was not feasible. However, we note that Parlux had consistently reported effective disclosure controls and procedures based on its managements' evaluations over the fiscal year preceding the acquisition. The significance of the Parlux business to our consolidated financial statements is discussed in Item 2 above and in Note 2 to our condensed consolidated financial statements in Item 1.
During the first quarter of fiscal 2012 (excluding, with respect to the Parlux business unit, the period from April 18 through April 28), there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information in Note 10 of the condensed consolidated financial statements included in Item 1 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
You should consider the following risk factors, in addition to the other information presented in this Form 10-Q and in our other filings with the SEC, in evaluating us, our business and an investment in our common stock. Any of the following risks, as well as other risks and uncertainties not presently known to us or that we currently deem immaterial, could seriously harm our business and financial results and cause the value of our common stock to decline, which in turn could cause you to lose all or part of your investment.
We may not realize the benefits of integrating our Parlux acquisition
To be successful after our recent merger with Parlux, we will need to combine and integrate the operations of Perfumania and Parlux into one company. Integration will require substantial management attention and could detract attention from day-to-day business. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot integrate Perfumania and Parlux businesses successfully, we may fail to realize the expected benefits of the merger.
We are more leveraged following the Parlux merger than we have been historically
In order to complete our acquisition of Parlux, we incurred an additional $65.5 million of debt. Borrowings under the amended credit facility and our subordinated debt now total approximately $174.0 million. We and our subsidiaries must comply with various restrictive covenants in our credit facility. Among other things, these covenants limit our ability to:

•	pay dividends;

•	make distributions; and

•	take other actions, such as making advances to suppliers.
Our substantial debt could have important consequences such as:

•	increasing our vulnerability to general adverse economic and industry conditions;

•
limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on the debt or to comply with any restrictive terms of the debt;

•	limit our flexibility in planning for, or reacting to, changes in our industry; or

•	place us at a competitive disadvantage as compared to competitors that have less debt.
Realization of any of these factors could adversely affect Perfumania’s financial condition.
We may experience impairment of the goodwill or value of long-lived assets that resulted from the Parlux merger
In connection with the Parlux merger, we recorded a substantial amount of goodwill in our financial statements and also acquired long-lived assets resulting from the acquisition or development of license brands and sublicensing opportunities. Both goodwill and the value of these long-lived assets can become impaired, as indicated by factors such as changes in our stock price, book value or market capitalization, and the past and anticipated operating performance and cash flows of our retail and wholesale segments. We test for impairment annually, but the fair value estimates involved require a significant amount of difficult judgment and assumptions by management. Our actual results may differ materially from our projections, which may result in the need to recognize impairment of some or all of the goodwill we recorded and/or to write down the value of our long-lived assets, including brand licenses and trademarks.
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
We may have problems raising money needed in the future, which could adversely impact operations or existing stockholders
Our growth strategy includes selectively opening and operating new Perfumania retail locations and increasing the average retail sales per store. We may need to obtain funding to achieve our growth strategy. In part due to our existing debt, additional financing may not be available on acceptable terms, if at all, which would adversely affect our operations. In order to obtain additional liquidity, we might issue additional common stock which could dilute our existing shareholders’ ownership interest or we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions, which may lessen the value of our common stock, including borrowing money on terms that are not favorable.
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
If we are unable to acquire or license additional brands, our business may not grow as we expect
Our business strategy contemplates growing our portfolio of licensed brands. We may be unsuccessful in identifying, negotiating, financing and consummating desirable licensing arrangements on commercially acceptable terms, or at all, which could hinder our ability to increase revenues. Additionally, even if we are able to consummate such licensing arrangements, we may not be able to successfully integrate them with our existing operations and portfolio of licenses or generate the expected levels of increased revenue as a result.
Any new product we develop may not generate sufficient consumer interest and sales to become a profitable brand or even to cover the costs of its development and subsequent promotions

Our success with new fragrance products depends on our products’ appeal to a broad range of consumers, whose preferences are subject to change, and on our ability to anticipate and respond to market trends through product innovation. In addition, a number of the new launches are with celebrities (either entertainers or athletes) who require substantial royalty commitments and whose careers and/or public appeal could change dramatically, either positively or negatively with no warning. If any of our new product introductions is unsuccessful, or if the appeal of the celebrity related to a product diminishes, it could materially hurt our results of operations.
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
If we are unable to effectively manage our inventory, we will not achieve our expected results
We are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, changes in customer preferences or demand, and consumer spending patterns. We must carry a significant amount of inventory, especially before the holiday season selling period. Demand for product can change between the time inventory is ordered and the date of sale, especially with new products. In particular, our business includes a significant portion of consigned sales, and our revenue recognition policy defers recognition of revenue for this type of sales. Consignment sales remain in inventory until the products are sold to end users and, if not sold, the inventory may be returned to us upon termination of the consignment relationships. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, slow inventory turnover may force us to reduce prices and accept lower margins to sell consigned products. Any of these situations may hurt our results of operations.
Parlux’s business has historically depended on department store sales, which present special risks
Parlux has historically launched its new fragrances through U.S. department stores. Department stores tend to lose sales to the mass market as a product matures. To counter this effect, Parlux has needed to introduce new products quickly, which requires additional spending for development, advertising and promotional expenses. In addition, U.S. department stores have experienced a significant amount of consolidation in recent years. This has resulted in Parlux’s increasing dependence on a smaller number of key retailers, enhancing their bargaining strength and resulting in increased risk. Continued department store consolidation could have a material adverse effect on our financial condition and results of operations.
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
We may experience shortages of the merchandise we need because we do not rely on long-term agreements with suppliers
Our success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. We do not rely on long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. Suppliers of distributed brands generally may choose to reduce or eliminate the volume of their products we distribute, including supplying products to our wholesale customers directly or through another distributor. Our wholesale customers are generally able to cancel orders or delay the delivery of products on short notice. If we are unable to obtain merchandise from one or more key suppliers on a timely basis or acceptable terms, or if there is a material change in our ability to obtain necessary merchandise, our results of operations could be adversely affected.
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
The loss of or disruption in our distribution facilities could have a material adverse effect on our business
We currently have two distribution facilities located in Bellport, New York and Keasbey, New Jersey. In addition we use third-party fulfillment centers in New York and New Jersey. The loss of, or damage to any of these facilities, as well as the inventory stored therein, could adversely affect our business, prospects, results of operations, financial condition or cash flows.
Expanding our business through acquisitions of and investments in other businesses and technologies presents special risks that may disrupt our business

We have in the past and may in the future continue to expand through the acquisition of and investment in other businesses. Acquisitions involve a number of special problems, including:

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
The risks of e-commerce retailing could hurt our results of operations
Business risks related to our Perfumania.com e-commerce business include our ability to keep pace with rapid technological change, any failure in our – or any third-party processor’s – security procedures and operational controls, failure or inadequacy in our – or any third-party processor’s – systems or ability to process customer orders, and the imposition of sales or other taxes by states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on our results of operations.
If we are unable to protect our intellectual property rights, specifically trademarks and trade names, our ability to compete would be negatively affected
The market for our products depends to a significant extent upon the value associated with our trademarks and trade names. We own, or have licenses or other rights to use, the material trademark and trade name rights used in connection with the packaging, marketing and distribution of our major products both in the United States and in other countries where such products are principally sold; therefore, trademark and trade name protection is very important to our business. Although most of our brand names are registered in the United States and in certain foreign countries in which we operate, we may not be successful in asserting trademark or trade name protection. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States, especially in the product class that includes fragrance products. The costs required to protect our trademarks and trade names may be substantial.
If other parties infringe on our intellectual property rights or the intellectual property rights that we license, the value of our brands in the marketplace may be diluted. Any infringement of our intellectual property rights would also likely result in a commitment of our time and resources to protect these rights through litigation or otherwise. Additionally, we may infringe or be accused of infringing on others’ intellectual property rights and one or more adverse judgments with respect to these intellectual property rights could negatively impact our ability to compete and could materially adversely affect our business, prospects, results of operations, financial condition or cash flows.
Our success depends, in part, on the quality and safety of our fragrance and related products
Our success depends, in part, on the quality and safety of our fragrance and related products. If our products are found to be unsafe or defective, or if they otherwise fail to meet customers or consumers’ standards and expectations, our reputation could be adversely affected, our relationships with customers or consumers could suffer, the appeal of one or more of our brands could be diminished, our sales could be adversely affected and/or we may become subject to liability claims, any of which could result in a material adverse effect on our business, results of operations and financial condition.

We are subject to risks related to our international operations
We operate on a global basis, with sales in approximately 80 countries. Our international operations could be adversely affected by:

•	import and export license requirements;

•	trade restrictions;

•	changes in tariffs and taxes;

•	product registration, permitting and regulatory compliance;

•	restrictions on repatriating foreign profits back to the United States;

•	the imposition of foreign and domestic governmental controls;

•	changes in, or our unfamiliarity with, foreign laws and regulations;

•	difficulties in staffing and managing international operations;

•	changes in economic, social, legal and other conditions;

•	the volatility of the U.S. dollar against other currencies;

•	greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

•	geo-political conditions, such as terrorist attacks, war or other military action, public health problems and natural disasters.
Reductions in worldwide travel could hurt sales volumes in our duty-free related business
We depend on consumer travel for sales to our “duty free” customers in airports and other locations throughout the world. Any reductions in travel, including as a result of general economic downturns, natural disasters, or acts of war or terrorism, or disease epidemics, could result in a material decline in sales and profitability for this channel of distribution, which could negatively affect our operating results, financial condition, and operating cash flow.
Control of our management and policies is with our principal shareholders, who could take actions that are not in the best interest of the other shareholders
Members of the Nussdorf family beneficially own an aggregate of approximately 55% of our outstanding common stock, assuming exercise of warrants they hold. As a result, if they acted together, they would be to direct our corporate policies and could act unilaterally to approve most actions requiring shareholder approval under law or our governing documents. The Nussdorfs’ collective stock ownership may have the effect of delaying or preventing policies or actions deemed desirable by our Board of Directors, such as a business combination that might be in the interests of our other shareholders, which in turn could materially and adversely affect the market price of our common stock. Conversely, such ownership may cause us to implement policies that are not in the best interests of our other shareholders.
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
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Form 10-Q, may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are typically identified by words or phrases such as “may,” “will,” “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “target,” “forecast,” “objective,” “assume,” “strategies” and other words and terms of similar meaning. Forward-looking statements involve estimates, expectations, projections, goals, forecasts, assumptions, risks and uncertainties. We caution readers that any forward-looking statement is not a guarantee of future performance and that actual results could differ materially from those contained in the forward-looking statement.
Actual results could differ materially from those contained in the forward-looking statements due to a number of factors, including:

•	decreases in demand for our products;

•	changes in discretionary spending by consumers;

•	failure of general economic conditions to improve;

•	the Company’s ability to comply with financial covenants under its financing arrangements;

•	the ability to raise additional capital;

•	credit and performance risk from customers and vendors;

•	intense competition;

•	the potential loss of certain customers; and

•	adverse changes in general market and industry conditions.
You should also consider carefully the statements under “Risk Factors” which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. We cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833)).

10.1	Parlux Fragrances, Inc. Employee Stock Option Plan 2000 (Incorporated by reference to Annex "A" to Parlux Fragrances, Inc. 's Definitive Proxy Statement, filed on August 25, 2000).

10.2	The Parlux Fragrances, Inc. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 (File No. 333-148383) filed on December 28, 2007).

10.3
Amendment to Letter Agreement, dated December 23, 2011, by and among Parlux Fragrances, Inc., Artistic Brands Development, LLC, and Rene Garcia (Incorporated by reference to Exhibit 10.3 to Parlux Fragrances, Inc.'s Quarterly Report on Form 10-Q for the period ended December 31, 2011, filed on February 9, 2012).

10.4
Executive Employment Agreement, dated as of November 8, 2010, between Parlux Fragrances, Inc. and Frederick E. Purches (Incorporated by reference to Exhibit 10.1 to Parlux Fragrances, Inc.'s Current Report on Form 8-K, filed on November 12, 2010).

10.5
Amendment to Executive Employment Agreement, dated May 18, 2011, by and between Parlux Fragrances, Inc. and Frederick E. Purches (Incorporated by reference to Exhibit 10.1 to Parlux Fragrances, Inc.'s Current Report on Form 8-K filed on May 20, 2011).

10.6
Letter Agreement, dated June 27, 2011, between Parlux Fragrances, Inc. and Frederick Purches (Incorporated by reference to Exhibit 10.4 to Parlux Fragrances, Inc.'s Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2011, filed on January 13, 2012).

10.7
Second Amendment to Executive Employment Agreement, dated March 30, 2012, by and between Parlux Fragrances, Inc. and Frederick E. Purches (Incorporated by reference to Exhibit 10.1 to Parlux Fragrances, Inc's Current Report on Form 8-K filed April 3, 2012).

10.8
Voting Agreement, dated December 23, 2011, by and among Perfumania Holdings, Inc, Glenn Nussdorf, and Ruth Nussdorf (Incorporated by reference to Exhibit 10.2 to Parlux Fragrances, Inc.'s Current Report on Form 8-K filed on December 23, 2011).

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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	June 12, 2012	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Chief Financial Officer
(Principal Financial and Accounting Officer)