Form 10-Q
period 2012-07-28
Perfumania Holdings, Inc.
filed 2012-09-11
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 28, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 11, 2012 there were 15,297,399 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	July 28, 2012	January 28, 2012
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1,501	$1,682
Accounts receivable, net of allowances of $838 and $775, as of July 28, 2012 and January 28, 2012, respectively	19,862	17,671
Inventories	293,013	216,850
Prepaid expenses and other current assets	18,724	11,383
Total current assets	333,100	247,586
Property and equipment, net	25,129	24,493
Goodwill	49,672	—
Other assets, net	36,173	14,676
Total assets	$444,074	$286,755
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$56,706	$29,838
Accounts payable-affiliates	227	10,899
Accrued expenses and other liabilities	19,993	20,908
Current portion of obligations under capital leases and other long-term debt	709	1,129
Total current liabilities	77,635	62,774
Revolving credit facility	62,199	30,057
Notes payable-affiliates	125,366	95,366
Long-term portion of obligations under capital leases	1,461	1,616
Other long-term liabilities	50,481	32,145
Total liabilities	317,142	221,958
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of July 28, 2012 and January 28, 2012, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares and 20,000,000 shares authorized; 16,195,116 shares and 9,868,267 shares issued and outstanding as of July 28, 2012 and January 28, 2012, respectively	162	99
Additional paid-in capital	219,053	125,344
Accumulated deficit	(83,706)	(52,069)
Treasury stock, at cost, 898,249 shares as of July 28, 2012 and January 28, 2012	(8,577)	(8,577)
Total shareholders’ equity	126,932	64,797
Total liabilities and shareholders’ equity	$444,074	$286,755

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Net sales	$108,158	$103,595	$214,542	$209,376
Cost of goods sold	64,070	61,039	129,169	126,698
Gross profit	44,088	42,556	85,373	82,678
Operating expenses:
Selling, general and administrative expenses	54,819	38,289	97,281	78,120
Share-based compensation expense	613	—	4,419	—
Merger related expenses	246	—	4,575	—
Depreciation and amortization	4,713	1,879	6,647	3,755
Total operating expenses	60,391	40,168	112,922	81,875
(Loss) income from operations	(16,303)	2,388	(27,549)	803
Interest expense	(2,259)	(1,867)	(4,088)	(4,037)
Net (loss) income	$(18,562)	$521	$(31,637)	$(3,234)
Net (loss) income per common share:
Basic and diluted	$(1.21)	$0.06	$(2.53)	$(0.36)

Weighted average number of common shares outstanding:
Basic and diluted	15,288,601	8,966,773	12,511,343	8,966,762

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 28, 2012	9,868,267	$99	$125,344	$(52,069)	898,249	$(8,577)	$64,797
Share-based compensation expense	—	—	4,419	—	—	—	4,419
Exercise of stock options	12,721	—	46	—	—	—	46
Issuance of common stock for April 18, 2012 acquisition of Parlux	6,314,128	63	59,162	—	—	—	59,225
Issuance of stock options and warrants for April 18, 2012 acquisition of Parlux	—	—	30,082	—	—	—	30,082
Net loss	—	—	—	(31,637)	—	—	(31,637)
Balance at July 28, 2012	16,195,116	$162	$219,053	$(83,706)	898,249	$(8,577)	$126,932
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	July 28, 2012	July 30, 2011
Cash flows from operating activities:
Net loss	$(31,637)	$(3,234)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	449	449
Depreciation and amortization	6,647	3,755
Provision for losses on accounts receivable	93	152
Share-based compensation	4,419	14
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	9,692	369
Inventories	(13,515)	304
Prepaid expenses and other assets	2,442	719
Accounts payable	10,836	12,160
Accounts payable-affiliates	(1,405)	(4,142)
Accrued expenses and other liabilities, and other long-term liabilities	(1,609)	2,598
Net cash (used in) provided by operating activities	(13,588)	13,144
Cash flows from investing activities:
Additions to property and equipment	(3,257)	(1,164)
Payment to acquire Parlux, net of Parlux cash on hand of $17,114	(44,949)	—
Net cash used in investing activities	(48,206)	(1,164)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	32,142	(10,825)
Payments on affiliated notes payable	—	(320)
Borrowings under affiliated notes payable to fund Parlux acquisition	30,000	—
Principal payments under capital lease obligations	(575)	(626)
Proceeds from exercise of stock options	46	4
Net cash provided by (used in) financing activities	61,613	(11,767)
Net (decrease) increase in cash and cash equivalents	(181)	213
Cash and cash equivalents at beginning of period	1,682	1,236
Cash and cash equivalents at end of period	$1,501	$1,449

Supplemental Information:
Cash paid during the period for:
Interest	$868	$1,031
Income taxes	$68	$488
Non-cash investing and financing activities:
Fair value of equity consideration given to acquire Parlux	$89,307	$—

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and subsidiaries (the "Company") as of January 28, 2012, which has been derived from our audited financial statements as of and for the year ended January 28, 2012, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2012.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the twenty-six weeks ended July 28, 2012 are not necessarily indicative of results to be expected for the full fiscal year.
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
As of July 28, 2012, Perfumania operated a chain of 343 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,300 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Steinmart and K & G.

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
The accompanying unaudited condensed consolidated financial statements include the results of operations and cash flows for Parlux, LLC beginning on April 18, 2012. Parlux, LLC has been integrated into the Company's operations and is not considered a separate segment for financial reporting purposes.  Total net sales of $9.7 million and a net loss of $16.1 million are attributable to Parlux, LLC and are included in the Company's unaudited condensed consolidated statement of operations for the twenty-six weeks ended July 28, 2012. These amounts include $2.1 million in certain acquisition-related expenses incurred by Parlux, LLC, which are included in merger related expenses on the accompanying condensed consolidated statements of operations.
Under the terms of the Merger Agreement, each share of Parlux common stock issued and outstanding immediately before the merger was cancelled and converted into the right to receive either (i) 0.533333 shares of Perfumania common stock or (ii) 0.20 shares of Perfumania common stock plus $4.00 in cash, depending on the elections made by Parlux shareholders, without proration or other adjustments. Parlux shareholders received cash for any fractional shares of Perfumania common stock which they might otherwise have received in the merger. As a result, Perfumania issued approximately 6.014 million shares of its common stock and paid approximately $62.1 million in cash to the former Parlux shareholders in the merger. The Perfumania shares issued to Parlux shareholders represent approximately 40% of Perfumania's issued and outstanding common stock after the merger.
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
The merger has been accounted for using the acquisition method of accounting (“purchase accounting”), which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. No material assets or liabilities arose from contingencies recognized at the acquisition date. Certain estimated values are not yet finalized and are subject to change. The Company will finalize the amounts recognized as it obtains the information necessary to complete the analyses. In accordance with US GAAP, the Company expects to finalize these amounts prior to the end of its current fiscal year, February 2, 2013. The following tables summarize the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

(in thousands except price per share)
Proceeds from Senior Credit Facility		$32,062
Proceeds from notes payable to affiliates		30,000
Total cash consideration		62,062

Total shares of Perfumania common stock issued (1)	6,314
Perfumania price per share, April 18, 2012	$9.38	59,225

Fair value of Perfumania stock options and warrants issued		30,082

Total purchase price		$151,369

(1) Includes 300 shares issued pursuant to various licensing agreements

(in thousands)
Cash	$17,114
Accounts receivable	21,242
Inventories	62,648
Other current assets	9,793
Property and equipment	1,107
Other non-current assets	178
Identified intangible assets	24,676
Goodwill	49,672
Accounts payable	(16,032)
Deferred tax liabilities	(15,043)
Other liabilities assumed	(3,986)
Net assets acquired	$151,369

Identifiable intangibles were acquired as a result of the acquisition of Parlux, which will be amortized as follows:
•Customer relationships: amortized on a straight-line basis based on the expected period of benefit.

•	License agreements: amortized on a straight-line basis over their useful lives based on the terms of the respective license agreements.
Amortization expense for these identified intangible assets was $2.6 million for both the thirteen and twenty-six weeks ended July 28, 2012, and is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations.
Estimated aggregate amortization expense for the remainder of fiscal 2012 and the five succeeding years and thereafter for identified intangible assets created as a result of the acquisition is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2012	$3,622
2013	6,664
2014	4,562
2015	3,475
2016	1,010
2017	517
Thereafter	2,161
$22,011

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date.

	Estimated fair value of asset (in thousands)	Weighted-average useful life (in years)
Customer relationships	$5,171	10.0
License agreements	19,505	3.2
Total	$24,676	4.0

Goodwill in the amount of $49.7 million was recorded as a result of the acquisition of Parlux. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. None of the goodwill is deductible for tax purposes.
The recorded amounts for assets and liabilities are provisional and subject to change. The following items are subject to change:

•	Amounts for inventory, intangibles and deferred income taxes and liabilities, pending finalization of valuations; and
•The purchase price allocable to goodwill, as a result of changes to the aforementioned items.
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

	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
	(in thousands, except per share data)
Net sales	$108,158	$119,754	$233,747	$244,699
Net loss	(18,562)	(15,209)	(33,531)	(29,668)
Net loss per share - basic	$(1.21)	$(0.99)	$(2.19)	$(1.94)
Net loss per share - diluted	(1.21)	(0.99)	(2.19)	(1.94)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $49.7 million at July 28, 2012 resulted from the April 18, 2012 acquisition of Parlux. See Note 2. There was no recorded goodwill as of January 28, 2012.
The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying condensed consolidated balance sheets as of July 28, 2012 and January 28, 2012:

		July 28, 2012			January 28, 2012
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Tradenames	7-20	$9,408	$6,571	$2,837	$9,408	$6,381	$3,027
Customer relationships	10	5,171	67	5,104	—	—	—
Favorable leases	7	886	422	464	886	359	527
License agreements	1-4	19,505	2,598	16,907	—	—	—
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$43,470	$9,658	$33,812	$18,794	$6,740	$12,054

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships will be amortized over the expected period of benefit and license agreements will be amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the twenty-six weeks ended July 28, 2012 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $2.7 million and $0.1 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, and $2.9 million and $0.2 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. As of July 28, 2012, future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2012	$3,868
2013	7,140
2014	5,038
2015	3,951
2016	1,381
2017	818
Thereafter	3,116
$25,312

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,269,050 shares of common stock were reserved for issuance as of July 28, 2012. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of July 28, 2012, 700,000 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the twenty-six weeks ended July 28, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2012	216,737	$9.93
Granted (1)	1,218,505	7.84
Exercised	(12,721)	3.60
Forfeited	—	—
Outstanding as of July 28, 2012	1,422,521	$8.19	6.1	$1,667
Vested as of July 28, 2012	1,232,517	$8.02	5.8	$1,667
Exercisable as of July 28, 2012	1,232,517	$8.02	5.8	$1,667

(1)
Includes 548,505 stock options issued to holders of options to purchase shares of Parlux common stock under Parlux's equity-based compensation plans as of April 18, 2012, which are not counted against the number of shares reserved for issuance under the 2010 Plan. See further discussion at Note 2.

The following is a summary of stock warrants activity during the twenty-six weeks ended July 28, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Outstanding as of January 28, 2012	1,500,000	23.94
Granted (2)	4,805,304	8.00
Exercised	—	—
Forfeited	—	—
Outstanding as of July 28, 2012	6,305,304	11.79	5.9	$2,956
Vested as of July 28, 2012	6,305,304	11.79	5.9	$2,956
Exercisable as of July 28, 2012	6,305,304	11.79	5.9	$2,956

(2)	Represents warrants issued in connection with the acquisition of Parlux on April 18, 2012. See further discussion at Note 2.
Share-based compensation expense was approximately $0.6 million during the thirteen weeks ended July 28, 2012. Share-based compensation expense during the twenty-six weeks ended July 28, 2012 was approximately $4.4 million. During the thirteen and twenty-six weeks ended July 30, 2011, share-based compensation was less than $0.1 million.
The fair value for stock options issued during the twenty-six weeks ended July 28, 2012 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

Twenty-six Weeks Ended July 28, 2012
Expected life (years)	1-5
Expected stock price volatility	100% - 118%
Risk-free interest rates	0.2% - 1.0%
Expected dividend yield	0
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
The weighted average estimated fair value of options granted during the twenty-six weeks ended July 28, 2012 was $7.86.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	July 28, 2012	January 28, 2012
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$62,199	$30,057
Subordinated notes payable-affiliates	125,366	95,366
	187,565	125,423
Less current portion	—	—
Total long-term debt	$187,565	$125,423

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of July 28, 2012, the Company had $40.3 million of availability.
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
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of July 28, 2012, the interest rate on LIBOR Rate borrowings was 2.75% and the interest rate on base borrowings was 4.75%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of July 28, 2012.
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
(ii)promissory notes in the aggregate principal amount of approximately $85.4 million held by six estate trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on April 30, 2015 and payments of interest in quarterly installments commencing on July 31, 2012 at the then current senior debt rate plus 2% per annum. These notes were in the original principal amount of $55.4 million, but were replaced by amended and restated notes reflecting the additional $30 million loaned by the trusts on April 18, 2012, the date of the Parlux merger; and
(iii)a promissory note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “2004 Note”), which provided for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%.
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.6 million and $1.2 million for the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and $2.8 million and $2.6 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at July 28, 2012 and January 28, 2012 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $24.1 million and $21.4 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of July 28, 2012 and January 28, 2012, respectively.

NOTE 7 - ACCOUNTING FOR INCOME TAXES
The Company conducts business throughout the United States and Puerto Rico and, as a result, files income tax returns in the U.S. Federal jurisdiction and various state jurisdictions and Puerto Rico. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2005. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. In the most recently filed consolidated Federal tax return, the Company was able to carryback a portion of its net operating loss to previously filed 2007 Federal tax return. The carryback resulted in a claim for refund of Federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. During the year ended January 28, 2012, the amount of the claim was reduced to approximately $2.4 million as a result of an IRS examination. The claim for refund is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of July 28, 2012 and January 28, 2012. Management does not expect any material adjustment to the amount of the claim for refund as a result of these examinations.
On April 18, 2012, the Company completed a non-taxable acquisition of Parlux. As part of the acquisition, the Company recorded various deferred tax liabilities related to the purchase accounting resulting in an increase in goodwill. The Company has provided a full valuation allowance against all deferred tax assets acquired from Parlux due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. Due to the change in control of Parlux, there may be limitations on the future utilization of Parlux's net operating losses. The limitation, if any, is not anticipated to be significant.
The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the twenty-six weeks ended July 28, 2012.
During the twenty-six weeks ended July 28, 2012, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of July 28, 2012 and January 28, 2012 was not significant.
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
During the thirteen weeks ended July 28, 2012 and July 30, 2011, there were 7,727,825 and 1,510,500, respectively, potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the twenty-six weeks ended July 28, 2012 and July 30, 2011, there were 7,727,825 and 2,418,920, respectively, potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including those potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of July 28, 2012, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the twenty-six weeks ended July 28, 2012.

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
On January 31, 2012, an additional putative class complaint, captioned as Jose Dias v. Fredrick E. Purches, et al., (Case Number 7199 VCG) was filed in the Court of Chancery for the State of Delaware on behalf of a purported stockholder of Parlux. The Dias action alleges the same claims and operative facts as the Anderson action and requests similar relief. The Dias plaintiff, joined by the plaintiff in the Anderson action, filed a motion for a preliminary injunction seeking to enjoin the merger based on alleged breaches of fiduciary duty by the Parlux board in negotiating and approving the merger agreement, the alleged inadequacy of the merger consideration and Parlux's alleged failure to make material disclosures relating to the merger. On April 5, 2012, the Court granted the motion in part and denied it in part. The Court ordered Parlux and the Company to file with the SEC certain additional information about the process followed by the financial advisors to Parlux's board of directors, which both companies did on April 6, 2012. The Court did not enjoin the stockholder meeting scheduled for April 17, 2012, on the condition the additional information be filed, did not enjoin the consummation of the merger, and did not grant any relief other than that noted above. On April 19, 2012, the defendants moved to dismiss this action. On May 4, 2012, the plaintiff filed notices of non-opposition to the defendants' motions to dismiss. On July 25, 2012, the Court held oral argument on the Parlux defendants' motion for sanctions and attorneys' fees and the plaintiff's motion for attorney's fees, in which the plaintiff is seeking an award of $500,000 in attorneys' fees. The court has yet to issue a ruling on either motion.
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

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.6%, of the total number of shares of the Company’s common stock as of July 28, 2012, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.
See Note 6 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Prior to the acquisition of Parlux, Glenn Nussdorf beneficially owned approximately 9.9% of the outstanding common stock of Parlux. Perfumania had purchased merchandise from Parlux for about 20 years and was one of Parlux's largest customers. Perfumania primarily purchased certain brands, for which Parlux is the exclusive licensee, for distribution through the Company's wholesale and retail segments.
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. In fiscal 2010, the Company began purchasing merchandise from the Lighthouse Companies. Glenn Nussdorf also has an ownership interest in Ricky's, a retailer specializing in fashion accessories, cosmetics and beauty supplies. During the last two quarters of fiscal 2011, the Company purchased various beauty accessories from Ricky's. In fiscal 2009 and fiscal 2010, the Company also purchased merchandise from Quality King.
Our wholly owned subsidiary, Parlux, LLC, sold a number of its products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.5%, of the total number of shares of the Company's common stock as of July 28, 2012, excluding shares issuable upon conversion of certain warrants. There were no sales to Jacavi from April 18, 2012, the date Parlux was acquired, through July 28, 2012. There was no accounts receivable balance from Jacavi as of July 28, 2012. In addition, during the twenty-six weeks ended July 28, 2012, Perfumania purchased merchandise from Jacavi. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and twenty-six weeks ended July 28, 2012 and July 30, 2011 were as follows:

	Total Purchases Thirteen Weeks Ended July 28, 2012	Total Purchases Thirteen Weeks Ended July 30, 2011	Total Purchases Twenty-six Weeks Ended July 28, 2012		Total Purchases Twenty-six Weeks Ended July 30, 2011	Balance Due July 28, 2012		Balance Due January 28, 2012
			(in thousands)
Parlux	$—	$6,466	$6,771	(1)	$16,501	$—	(2)	$10,476
Lighthouse Companies	2,225	1,187	3,188		2,065	227		128
Jacavi Beauty Supply, LLC	789	—	2,757		—	—		—
Ricky's	—	—	—		—	—		11
	$3,014	$7,653	$12,716		$18,566	$227		$10,615

(1)Represents purchases from Parlux prior to April 18, 2012, when the Company acquired Parlux.

(2)	Since the Company acquired Parlux on April 18, 2012, the balance due to Parlux was eliminated in consolidation as of July 28, 2012.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the twenty-six weeks ended July 28, 2012 and July 30, 2011, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at July 28, 2012 or January 28, 2012.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of July 28, 2012, the monthly current sublease payments are approximately $218,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.7 million and $0.6 million during the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively, and $1.4 million and $1.3 million during the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively, for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.2 million during both thirteen weeks ended July 28, 2012 and July 30, 2011 and $0.5 million and $0.3 million during the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million and $0.3 million at July 28, 2012 and January 28, 2012, respectively.

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

	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30. 2011
	(in thousands)
Net sales:
Retail	$78,461	$78,851	$152,391	$151,233
Wholesale	29,697	24,744	62,151	58,143
	$108,158	$103,595	$214,542	$209,376
Gross profit:
Retail	$34,094	$35,765	$66,416	$68,134
Wholesale	9,994	6,791	18,957	14,544
	$44,088	$42,556	$85,373	$82,678

	July 28, 2012	January 28, 2012
Total assets:
Wholesale	$535,716	$312,855
Retail	313,792	238,844
	849,508	551,699
Eliminations (a)	(405,434)	(264,944)
Consolidated assets	$444,074	$286,755

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As discussed in Note 2 to the unaudited condensed consolidated financial statements, on April 18, 2012, the Company consummated its acquisition of Parlux.  For US GAAP reporting, the accompanying results of operations and cash flows for the twenty-six weeks ended July 28, 2012 contain Parlux, LLC's results beginning as of the date of acquisition, while the prior year only includes the results of the Company.
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

Comparison of the Thirteen Weeks Ended July 28, 2012 with the Thirteen Weeks Ended July 30, 2011.

Net Sales

	Thirteen Weeks Ended July 28, 2012	Percentage of Net Sales	Thirteen Weeks Ended July 30, 2011	Percentage of Net Sales	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$78,461	72.5%	$78,851	76.1%	$(390)	$—	$(390)	(0.5)%
Wholesale	29,697	27.5%	24,744	23.9%	4,953	9,046	(4,093)	(16.5)%
Total net sales	$108,158	100.0%	$103,595	100.0%	$4,563	$9,046	$(4,483)	(4.3)%

Net sales increased 4.4% from $103.6 million in the thirteen weeks ended July 30, 2011 to $108.2 million in the thirteen weeks ended July 28, 2012. The increase in sales included a $5.0 million increase in wholesale sales offset by a $0.4 million decrease in retail sales. Excluding the results of Parlux, net sales decreased by $4.5 million or 4.3%.
Retail sales decreased by 0.5% from $78.9 million in the thirteen weeks ended July 30, 2011 to $78.5 million in the thirteen weeks ended July 28, 2012. The decrease included a decrease in SOW's consignment sales of $0.8 million offset by an increase in Perfumania's retail sales of $0.4 million.
Perfumania's retail sales increased from $63.0 million in the thirteen weeks ended July 30, 2011 to $63.4 million in the thirteen weeks ended July 28, 2012. The average number of stores operated was 343 in the thirteen weeks ended July 28, 2012 compared with 344 in the comparable period last year. Perfumania's comparable store sales decreased by 0.8% during the thirteen weeks ended July 28, 2012 from the same period in 2011. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended July 28, 2012 decreased by 2.1% from the prior year's comparable period while the total number of units sold increased by 2.7%.
SOW's consignment sales decreased from $15.9 million in the thirteen weeks ended July 30, 2011 to $15.1 million in the thirteen weeks ended July 28, 2012. The decrease in SOW's net sales is due generally to the termination of several consignment relationships.
Excluding the results of Parlux, the decrease in wholesale sales of $4.1 million is the result of less product availability for the wholesale division and lower customer demand during the thirteen weeks ended July 28, 2012 compared to the thirteen weeks ended July 30, 2011.

Gross Profit

	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$34,094	$35,765	$(1,671)	$—	$(1,671)	(4.7)%
Wholesale	9,994	6,791	3,203	4,612	(1,409)	(20.7)%
Total gross profit	$44,088	$42,556	$1,532	$4,612	$(3,080)	(7.2)%

Gross Profit Percentages

	Thirteen Weeks Ended July 28, 2012	Thirteen Weeks Ended July 30, 2011
Retail	43.5%	45.4%
Wholesale	33.7%	27.4%
Total gross profit percentage	40.8%	41.1%
Gross profit increased 3.6% from $42.6 million in the thirteen weeks ended July 30, 2011 to $44.1 million in the thirteen weeks ended July 28, 2012. The increase in gross profit was due to the acquisition of Parlux on April 18, 2012. Excluding the results of Parlux, gross profit decreased by $3.1 million or 7.2%.
Perfumania's retail gross profit dollars for the thirteen weeks ended July 28, 2012 decreased by 3.9% to $29.1 million compared with the comparable period in 2011. For these same periods, Perfumania's retail gross margins were 46.0% and 48.1%, respectively. The decrease in Perfumania's retail gross profit percentage was due to increased promotional activity during the thirteen weeks ended July 28, 2012.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $54.8 million in the thirteen weeks ended July 28, 2012, compared to $38.3 million in the thirteen weeks ended July 30, 2011. Excluding the results of Parlux, selling, general and administrative expenses increased by $0.3 million. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.2 million for both thirteen weeks ended July 28, 2012 and July 30, 2011.
Depreciation and amortization was approximately $4.7 million and $1.9 million in the thirteen weeks ended July 28, 2012 and July 30, 2011, respectively. Approximately $2.7 million of amortization expense during the thirteen weeks ended July 28, 2012 relates to amortization on identifiable intangibles acquired as a result of the acquisition of Parlux.
Share-based compensation expense of approximately $0.6 million during the thirteen weeks ended July 28, 2012 represents the expense incurred on stock options granted during the current period.
Merger related expenses of approximately $0.2 million during the thirteen weeks ended July 28, 2012 represents costs incurred by the Company for the acquisition of Parlux.
Interest expense was approximately $2.3 million for the thirteen weeks ended July 28, 2012 compared with approximately $1.9 million for the thirteen weeks ended July 30, 2011. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility, as well as a higher outstanding balance on the Company's outstanding notes payable to affiliates during the thirteen weeks ended July 28, 2012 compared with the thirteen weeks ended July 30, 2011.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen weeks ended July 28, 2012 and July 30, 2011.
As a result of the foregoing, we realized a net loss of approximately $18.6 million in the thirteen weeks ended July 28, 2012 compared to net income of $0.5 million in the thirteen weeks ended July 30, 2011. Excluding the results of Parlux, our net loss was $2.5 million for the thirteen weeks ended July 28, 2012.

Comparison of the Twenty-six Weeks Ended July 28, 2012 with the Twenty-six Weeks Ended July 30, 2011.

Net Sales

	Twenty-six Weeks Ended July 28, 2012	Percentage of Net Sales	Twenty-six Weeks Ended July 30, 2011	Percentage of Net Sales	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$152,391	71.0%	$151,233	72.2%	$1,158	$—	$1,158	0.8%
Wholesale	62,151	29.0%	58,143	27.8%	4,008	9,675	(5,667)	(9.7)%
Total net sales	$214,542	100.0%	$209,376	100.0%	$5,166	$9,675	$(4,509)	(2.2)%

Net sales increased 2.5% from $209.4 million in the twenty-six weeks ended July 30, 2011 to $214.5 million in the twenty-six weeks ended July 28, 2012. The increase in sales included an increase in retail sales of $1.2 million and an increase in wholesale sales of $4.0 million. Excluding the results of Parlux, net sales decreased by $4.5 million.
Retail sales increased by 0.8% from $151.2 million in the twenty-six weeks ended July 30, 2011 to $152.4 million in the twenty-six weeks ended July 28, 2012. The increase included an increase in Perfumania's retail sales of $0.8 million and an increase in SOW's consignment sales of $0.4 million.
Perfumania's retail sales increased from $120.7 million in the twenty-six weeks ended July 30, 2011 to $121.5 million in the twenty-six weeks ended July 28, 2012. Perfumania's comparable store sales increased by 0.4% during the twenty-six weeks ended July 28, 2012. The average retail price per unit sold during the twenty-six weeks ended July 28, 2012 increased 9.4% from the prior year's comparable period while the total number of units sold increased by 1.5%. We attribute the increase in the average retail price per unit sold and the increase in the number of units sold to an increase in mall traffic and various store level pricing promotions. The average number of stores operated was 342 in the twenty-six weeks ended July 28, 2012, versus 349 in the prior year's comparable period.
SOW's consignment sales increased from $30.5 million in the twenty-six weeks ended July 30, 2011 to $30.9 million in the twenty-six weeks ended July 28, 2012. The increase in SOW's net sales is due to an increase in sales to one existing account offset by the termination of several consignment relationships.
Excluding the results of Parlux, the decrease in wholesale sales of $5.7 million is the result of less product availability for the wholesale division and less customer demand during the twenty-six weeks ended July 28, 2012 compared to the twenty-six weeks ended July 30, 2011.

Gross Profit

	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$66,416	$68,134	$(1,718)	$—	$(1,718)	(2.5)%
Wholesale	18,957	14,544	4,413	4,943	(530)	(3.6)%
Total gross profit	$85,373	$82,678	$2,695	$4,943	$(2,248)	(2.7)%

Gross Profit Percentages

	Twenty-six Weeks Ended July 28, 2012	Twenty-six Weeks Ended July 30, 2011
Retail	43.6%	45.1%
Wholesale	30.5%	25.0%
Total gross profit percentage	39.8%	39.5%

Gross profit increased 3.3% from $82.7 million in the twenty-six weeks ended July 30, 2011 to $85.4 million in the twenty-six weeks ended July 28, 2012. Excluding the results of Parlux, gross profit decreased by $2.2 million or 2.7%.
Perfumania's retail gross profit for the twenty-six weeks ended July 28, 2012 decreased by 3.8% to $55.3 million compared with the comparable period in 2011. For these same periods, Perfumania's retail gross margins were 45.5% and 47.7%, respectively.

Expenses
Selling, general and administrative expenses were $97.3 million in the twenty-six weeks ended July 28, 2012, compared to $78.1 million in the twenty-six weeks ended July 30, 2011. Excluding the results of Parlux, selling, general and administrative expenses decreased by $2.9 million. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.5 million and $0.3 million for the twenty-six weeks ended July 28, 2012 and July 30, 2011, respectively.
Depreciation and amortization was approximately $6.6 million in the twenty-six weeks ended July 28, 2012, compared to $3.8 million for the twenty-six weeks ended July 30, 2011. Approximately $2.7 million of amortization expense during the twenty-six weeks ended July 28, 2012 relates to amortization on identifiable intangibles acquired as a result of the acquisition of Parlux.
Share-based compensation expense of approximately $4.4 million during the twenty-six weeks ended July 28, 2012 represents the expense incurred on stock options granted during the current period.
Merger related expenses of approximately $4.6 million during the twenty-six weeks ended July 28, 2012 represents costs incurred by the Company for the acquisition of Parlux.
Interest expense was approximately $4.1 million for the twenty-six weeks ended July 28, 2012 compared with approximately $4.0 million for the twenty-six weeks ended July 30, 2011. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility, as well as a higher overall average outstanding balance on the Company's outstanding notes payable to affiliates during the twenty-six weeks ended July 28, 2012 compared with the twenty-six weeks ended July 30, 2011.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the twenty-six week periods ended July 28, 2012 and July 30, 2011.
As a result of the foregoing, we realized a net loss of approximately $31.6 million in the twenty-six weeks ended July 28, 2012, compared to a net loss of $3.2 million in the twenty-six weeks ended July 30, 2011. Excluding the results of Parlux, our net loss was $15.5 million for the twenty-six weeks ended July 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the twenty-six weeks ended July 28, 2012 was approximately $13.6 million, compared with approximately $13.1 million provided by operating activities during the twenty-six weeks ended July 30, 2011. The $26.7 million decrease in cash flows from operating activities during the twenty-six weeks ended July 28, 2012 compared with the prior year’s comparable period resulted primarily from an increase in our net loss. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $48.2 million in the twenty-six weeks ended July 28, 2012 compared to $1.2 million in the twenty-six weeks ended July 30, 2011. The current period’s investing activities primarily related to the payment of $62.1 million to acquire Parlux, net of Parlux's $17.1 million cash on hand. During the twenty-six weeks ended July 28, 2012, Perfumania opened 8 new stores and closed 9 stores, including 1 seasonal location. We plan to open a minimum of 13 stores and close 2 stores for the remainder of fiscal 2012. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the twenty-six weeks ended July 28, 2012 was approximately $61.6 million, primarily because of the $32.1 million borrowed under our Senior Credit Facility, net of cash and cash equivalents acquired from Parlux, and the $30 million borrowed from affiliates to fund the cash paid for Parlux, compared with approximately $11.8 million used in financing activities for the twenty-six weeks ended July 30, 2011. See further discussion at Note 2 of the condensed consolidated financial statements.
The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of July 28, 2012. As of July 28, 2012, the Company had $40.3 million available to borrow under the Senior Credit Facility based on the borrowing base at that date. Further information about the Senior Credit Facility is included in Note 6 of our condensed consolidated financial statements included in this Form 10-Q.
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
As of the end of the period covered by this report (July 28, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. This evaluation excluded those disclosure controls and procedures that are subsumed by the internal control over financial reporting of the business operations of the former Parlux Fragrances, Inc., which we acquired on April 18, 2012, ten days before the end of our first fiscal quarter, since their evaluation was not feasible. However, we note that Parlux had consistently reported effective disclosure controls and procedures based on its managements'

evaluations over the fiscal year preceding the acquisition. The significance of the Parlux business to our condensed consolidated financial statements is discussed in Item 2 above and in Note 2 to our condensed consolidated financial statements in Item 1.
During the second quarter of fiscal 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information in Note 10 of the condensed consolidated financial statements included in Part 1, Item 1 is incorporated herein by reference.

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
We are more leveraged following the Parlux merger than we have been historically
In order to complete our acquisition of Parlux, we incurred an additional $65.5 million of debt. Borrowings under the amended credit facility and our subordinated debt now total approximately $187.6 million. We and our subsidiaries must comply with various restrictive covenants in our credit facility. Among other things, these covenants limit our ability to:
•pay dividends;
•make distributions; and
•take other actions, such as making advances to suppliers.
Our substantial debt could have important consequences such as:
•increasing our vulnerability to general adverse economic and industry conditions;

•
limit our ability to fund future working capital and capital expenditures, engage in future acquisitions or development activities, or otherwise fully realize the value of our assets and opportunities because of the need to dedicate a substantial portion of our cash flow from operations to payments on the debt or to comply with any restrictive terms of the debt;

•limit our flexibility in planning for, or reacting to, changes in our industry; or
•place us at a competitive disadvantage as compared to competitors that have less debt.
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
•quarterly variations in operating results;
•acquisitions, capital commitments or strategic alliances by us or our competitors;
•legal and regulatory matters that are applicable to our business;
•the operating and stock price performances of other companies that investors may deem comparable to us;
•news reports relating to trends in our markets; and
•the amount of shares constituting our public float.
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
•difficulty integrating acquired technologies, operations, and personnel with our existing business;

•	diversion of management’s attention in connection with both negotiating the acquisitions and integrating the assets;
•the need for additional financing;

•	strain on managerial, operational and financial resources as management tries to oversee larger operations; and
•exposure to unforeseen liabilities of acquired companies.
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
•import and export license requirements;
•trade restrictions;
•changes in tariffs and taxes;
•product registration, permitting and regulatory compliance;
•restrictions on repatriating foreign profits back to the United States;
•the imposition of foreign and domestic governmental controls;
•changes in, or our unfamiliarity with, foreign laws and regulations;
•difficulties in staffing and managing international operations;

•changes in economic, social, legal and other conditions;
•the volatility of the U.S. dollar against other currencies;
•greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

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
Control of our management and policies is with our principal shareholders, who could take actions that are not in the best interest of the other shareholders
Members of the Nussdorf family beneficially own an aggregate of approximately 55% of our outstanding common stock, assuming exercise of warrants they hold. As a result, if they acted together, they would be able to direct our corporate policies and could act unilaterally to approve most actions requiring shareholder approval under law or our governing documents. The Nussdorfs’ collective stock ownership may have the effect of delaying or preventing policies or actions deemed desirable by our Board of Directors, such as a business combination that might be in the interests of our other shareholders, which in turn could materially and adversely affect the market price of our common stock. Conversely, such ownership may cause us to implement policies that are not in the best interests of our other shareholders.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	To be filed by amendment pursuant to Rule 405 (a)(2) of Regulation S-T.

PERFUMANIA HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	September 11, 2012	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Chief Financial Officer
(Principal Financial and Accounting Officer)