Form 10-Q/A
period 2012-07-28
Perfumania Holdings, Inc.
filed 2012-10-11
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q/A
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 28, 2012
OR

¬	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large Accelerated Filer	☐	Accelerated Filer	¬

Non-accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At October 11, 2012 there were 15,306,230 outstanding shares of its common stock, $0.01 par value.

Explanatory Note

This Amendment No. 1 to our Form 10-Q for the quarterly period ended July 28, 2012, filed with the Securities and Exchange Commission on September 11, 2012 (the "Original Filing"), is filed solely to furnish our XBRL interactive data files in Exhibit 101 as required by Rule 405 of Regulation S-T. No other changes have been made to the Original Filing and this amendment does not reflect events that have occurred subsequent to the Original Filing date.

PERFUMANIA HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	October 11, 2012	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Chief Financial Officer
(Principal Financial and Accounting Officer)

ITEM 6.	EXHIBITS
The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No 33-46833)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Original Filing).

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed with the Original Filing).

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Original Filing).

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed with the Original Filing).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document