Form 10-Q
period 2012-10-27
Perfumania Holdings, Inc.
filed 2012-12-11
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 27, 2012
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 11, 2012 there were 15,327,663 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	October 27, 2012	January 28, 2012
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1,523	$1,682
Accounts receivable, net of allowances of $733 and $775, as of October 27, 2012 and January 28, 2012, respectively	49,182	17,671
Inventories	322,704	216,850
Prepaid expenses and other current assets	18,774	11,383
Total current assets	392,183	247,586
Property and equipment, net	25,610	24,493
Goodwill	49,642	—
Other assets, net	34,161	14,676
Total assets	$501,596	$286,755
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$71,043	$29,838
Accounts payable-affiliates	881	10,899
Accrued expenses and other liabilities	27,081	20,908
Current portion of obligations under capital leases and other long-term debt	558	1,129
Total current liabilities	99,563	62,774
Revolving credit facility	101,248	30,057
Notes payable-affiliates	125,366	95,366
Long-term portion of obligations under capital leases	1,378	1,616
Other long-term liabilities	52,358	32,145
Total liabilities	379,913	221,958
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of October 27, 2012 and January 28, 2012, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares and 20,000,000 shares authorized; 16,222,299 shares and 9,868,267 shares issued and outstanding as of October 27, 2012 and January 28, 2012, respectively	162	99
Additional paid-in capital	219,195	125,344
Accumulated deficit	(89,097)	(52,069)
Treasury stock, at cost, 898,249 shares as of October 27, 2012 and January 28, 2012	(8,577)	(8,577)
Total shareholders’ equity	121,683	64,797
Total liabilities and shareholders’ equity	$501,596	$286,755

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Net sales	$139,501	$120,125	$354,043	$329,501
Cost of goods sold	81,306	77,054	210,475	203,752
Gross profit	58,195	43,071	143,568	125,749
Operating expenses:
Selling, general and administrative expenses	57,473	39,936	154,754	118,056
Share-based compensation expense	(151)	—	4,268	—
Merger related expenses	53	—	4,628	—
Depreciation and amortization	3,702	2,084	10,349	5,839
Total operating expenses	61,077	42,020	173,999	123,895
(Loss) income from operations	(2,882)	1,051	(30,431)	1,854
Interest expense	(2,509)	(1,883)	(6,597)	(5,920)
Net loss	$(5,391)	$(832)	$(37,028)	$(4,066)
Net loss per common share:
Basic and diluted	$(0.35)	$(0.09)	$(2.75)	$(0.45)

Weighted average number of common shares outstanding:
Basic and diluted	15,303,800	8,967,963	13,442,162	8,967,162

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except per share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 28, 2012	9,868,267	$99	$125,344	$(52,069)	898,249	$(8,577)	$64,797
Share-based compensation expense	—	—	4,268	—	—	—	4,268
Exercise of stock options	39,904	—	83	—	—	—	83
Issuance of common stock for April 18, 2012 acquisition of Parlux	6,314,128	63	59,162	—	—	—	59,225
Issuance of stock options and warrants for April 18, 2012 acquisition of Parlux	—	—	30,338	—	—	—	30,338
Net loss	—	—	—	(37,028)	—	—	(37,028)
Balance at October 27, 2012	16,222,299	$162	$219,195	$(89,097)	898,249	$(8,577)	$121,683
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 27, 2012	October 29, 2011
Cash flows from operating activities:
Net loss	$(37,028)	$(4,066)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	666	732
Depreciation and amortization	10,349	5,839
(Recovery) provision for losses on accounts receivable	(51)	136
Share-based compensation	4,268	20
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(22,192)	(15,241)
Inventories	(42,920)	(30,978)
Prepaid expenses and other assets	2,320	(2,411)
Accounts payable	25,173	33,836
Accounts payable-affiliates	1,957	3,763
Accrued expenses and other liabilities, and other long-term liabilities	7,358	11,676
Net cash (used in) provided by operating activities	(50,100)	3,306
Cash flows from investing activities:
Additions to property and equipment	(5,575)	(2,658)
Payment to acquire Parlux, net of Parlux cash on hand of $17,114	(44,949)	—
Net cash used in investing activities	(50,524)	(2,658)
Cash flows from financing activities:
Net borrowings under bank line of credit	71,191	410
Payments on affiliated notes payable	—	(373)
Borrowings under affiliated notes payable to fund Parlux acquisition	30,000	—
Principal payments under capital lease obligations	(809)	(688)
Proceeds from exercise of stock options	83	10
Net cash provided by (used in) financing activities	100,465	(641)
Net (decrease) increase in cash and cash equivalents	(159)	7
Cash and cash equivalents at beginning of period	1,682	1,236
Cash and cash equivalents at end of period	$1,523	$1,243

Supplemental Information:
Cash paid during the period for:
Interest	$1,462	$1,412
Income taxes	$327	$853
Non-cash investing and financing activities:
Fair value of equity consideration given to acquire Parlux	$89,563	$—

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
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen and thirty-nine weeks ended October 27, 2012 are not necessarily indicative of results to be expected for the full fiscal year.
See Note 2 for information on the April 18, 2012 acquisition of Parlux Fragrances, Inc. ("Parlux Inc."), formerly a publicly-traded company that is in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty-related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis.
The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through six primary operating subsidiaries; Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. ("SOW"), Perfumania.com, Inc. (“Perfumania.com”), Five Star Fragrance Company, Inc. (“Five Star”) and Parlux (see Note 2). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrances and related products.
Our wholesale businesses include QFG, Five Star and Parlux. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to national department stores, through the Company’s wholesale business, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third-party manufacturers. Five Star’s sales and results of operations have historically not been significant to the Company’s results on a consolidated basis.
Our retail business is conducted through three subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of October 27, 2012, Perfumania operated a chain of 347 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,200 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Steinmart and K & G.

NOTE 2 - ACQUISITION OF PARLUX
On April 18, 2012, pursuant to the Agreement and Plan of Merger, dated as of December 23, 2011 (the “Merger Agreement”), by and among Perfumania, Parlux Inc., a Delaware corporation, and PFI Merger Corp., a Delaware corporation and wholly owned subsidiary of Perfumania (“Merger Sub”), Perfumania acquired all of the outstanding shares of Parlux Inc. common stock via a merger of Parlux Inc. with Merger Sub, with Parlux Inc. surviving the merger. Parlux Inc. was then merged into PFI Merger Sub I, LLC, which survived this second merger as a wholly owned subsidiary of Perfumania and changed its name to Parlux Fragrances, LLC. ("Parlux") We refer to these two transactions as the “merger.” The merger was consummated following the approval and adoption of the Merger Agreement by Parlux Inc.'s shareholders and the approval by Perfumania shareholders of the issuance of shares of Perfumania common stock to the Parlux Inc.'s shareholders pursuant to the Merger Agreement. Trading in Parlux Inc.'s common stock on the NASDAQ stock market terminated after market close on April 18, 2012.
The accompanying unaudited condensed consolidated financial statements include the results of operations and cash flows for Parlux beginning on April 18, 2012. Parlux has been integrated into the Company's operations and is not considered a separate segment for financial reporting purposes.  Total net sales of $35.9 million and a net loss of $20.6 million are attributable to Parlux and are included in the Company's unaudited condensed consolidated statement of operations for the thirty-nine weeks ended October 27, 2012. These amounts include $2.1 million in certain acquisition-related expenses incurred by Parlux, which are included in merger related expenses on the accompanying condensed consolidated statements of operations.
Under the terms of the Merger Agreement, each share of Parlux Inc.'s common stock issued and outstanding immediately before the merger was cancelled and converted into the right to receive either (i) 0.533333 shares of Perfumania common stock or (ii) 0.20 shares of Perfumania common stock plus $4.00 in cash, depending on the elections made by Parlux Inc.'s shareholders, without proration or other adjustments. Parlux Inc.'s shareholders received cash for any fractional shares of Perfumania common stock which they might otherwise have received in the merger. As a result, Perfumania issued approximately 6.014 million shares of its common stock and paid approximately $62.1 million in cash to the former Parlux Inc. shareholders in the merger. The Perfumania shares issued to Parlux Inc.'s shareholders represent approximately 40% of Perfumania's issued and outstanding common stock after the merger.
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
Each outstanding and unexercised option to purchase shares of Parlux Inc.'s common stock under Parlux Inc.'s equity-based compensation plans was assumed by Perfumania and converted into an option to purchase a number of shares of Perfumania common stock, at an exercise price, determined by applying the merger exchange ratio. In addition, subject in some cases to the terms of existing executive employment agreements, (a) the vesting schedule of each assumed option was accelerated by one year, (b) an assumed stock option will vest immediately if the holder's employment by Perfumania is terminated before the first anniversary of the merger closing either (i) by Perfumania other than for cause or (ii) by the holder with good reason, and (c) the period for exercising each assumed stock option following termination of employment is extended to 90 days. Perfumania also assumed an outstanding warrant held by one of Parlux Inc.'s directors, which is exercisable for 5,333 shares of Perfumania common stock at $3.38 per share.
Pursuant to various licensing arrangements entered into by Parlux Inc., in connection with the closing of the merger, Perfumania issued 300,000 shares of common stock and warrants for the purchase of an aggregate of 4,799,971 shares of Perfumania common stock at $8.00 per share.
The merger was structured to qualify as a reorganization for U.S. Federal income tax purposes; accordingly, each Parlux Inc. shareholder generally should recognize taxable gain (but not loss) for U.S. Federal income tax purposes as a result of the merger only to the extent of the lesser of (x) the sum of the amount of cash and the fair market value of the Perfumania stock received, minus the adjusted tax basis of the Parlux Inc. common stock surrendered in exchange therefore, and (y) the amount of cash received (other than cash received in lieu of a fractional share).
Glenn Nussdorf, a principal shareholder of Perfumania, owned approximately 9.9% of the outstanding common stock of Parlux Inc. before the merger. In addition, Perfumania has purchased merchandise from Parlux Inc. for about 20 years and was one of Parlux's largest customers. See further discussion at Note 11.
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

(in thousands except price per share)
Proceeds from Senior Credit Facility		$32,062
Proceeds from notes payable to affiliates		30,000
Total cash consideration		62,062

Total shares of Perfumania common stock issued (1)	6,314
Perfumania price per share, April 18, 2012	$9.38	59,225

Fair value of Perfumania stock options and warrants issued		30,338

Total purchase price		$151,625

(1) Includes 300 shares issued pursuant to various licensing agreements

(in thousands)
Cash	$17,114
Accounts receivable	21,242
Inventories	62,934
Other current assets	9,793
Property and equipment	1,107
Other non-current assets	178
Identified intangible assets	24,676
Goodwill	49,642
Accounts payable	(16,032)
Deferred tax liabilities	(15,043)
Other liabilities assumed	(3,986)
Net assets acquired	$151,625

Identifiable intangibles were acquired as a result of the acquisition of Parlux Inc., which will be amortized as follows:
•Customer relationships: amortized on a straight-line basis based on the expected period of benefit.

•	License agreements: amortized on a straight-line basis over their useful lives based on the terms of the respective license agreements.
Amortization expense for these identified intangible assets was $1.7 million and $4.4 million for the thirteen and thirty-nine weeks ended October 27, 2012, and is included in depreciation and amortization expense on the accompanying condensed consolidated statements of operations.
Estimated aggregate amortization expense for the remainder of fiscal 2012 and the five succeeding years and thereafter for identified intangible assets created as a result of the acquisition is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2012	$1,888
2013	6,664
2014	4,562
2015	3,475
2016	1,010
2017	517
Thereafter	2,155
$20,271

The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date.

	Estimated fair value of asset (in thousands)	Weighted-average useful life (in years)
Customer relationships	$5,171	10.0
License agreements	19,505	3.2
Total	$24,676	4.0

Goodwill in the amount of $49.6 million was recorded as a result of the acquisition of Parlux Inc. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. None of the goodwill is deductible for tax purposes.
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
The unaudited pro forma results presented below include the effects of the Parlux Inc. acquisition as if it had been consummated as of January 30, 2011. The pro forma results include the amortization associated with estimates (certain of which are preliminary) for the acquired intangible assets. In addition, the pro forma results do not include any anticipated synergies, operating efficiencies or cost savings or other expected benefits of the acquisition or any integration costs. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 30, 2011.

	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29, 2011
	(in thousands, except per share data)
Net sales	$139,501	$149,341	$373,248	$394,040
Net loss	(5,391)	(5,098)	(38,922)	(34,766)
Net loss per share - basic	$(0.35)	$(0.33)	$(2.90)	$(2.28)
Net loss per share - diluted	(0.35)	(0.33)	(2.90)	(2.28)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $49.6 million at October 27, 2012 resulted from the April 18, 2012 acquisition of Parlux Inc. See Note 2. There was no recorded goodwill as of January 28, 2012.
The following table provides information related to intangible assets (in thousands), which are included in other assets, net on the accompanying condensed consolidated balance sheets as of October 27, 2012 and January 28, 2012:

		October 27, 2012			January 28, 2012
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Tradenames	7-20	$9,408	$6,667	$2,741	$9,408	$6,381	$3,027
Customer relationships	10	5,171	302	4,869	—	—	—
Favorable leases	7	886	453	433	886	359	527
License agreements	1-4	19,505	4,103	15,402	—	—	—
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$43,470	$11,525	$31,945	$18,794	$6,740	$12,054

In accordance with accounting standards, intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships will be amortized over the expected period of benefit and license agreements will be amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen and thirty-nine weeks ended October 27, 2012 that would indicate potential impairment and the requirement to review the carrying value of intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.8 million and $0.1 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, and $4.7 million and $0.3 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. As of October 27, 2012, future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2012	$2,007
2013	7,140
2014	5,038
2015	3,951
2016	1,381
2017	818
Thereafter	3,110
$23,445

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1 1/2% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,269,050 shares of common stock were reserved for issuance as of October 27, 2012. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of October 27, 2012, 720,000 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the thirty-nine weeks ended October 27, 2012:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2012	216,737	$9.93
Granted (1)	1,238,505	7.84
Exercised	(39,904)	3.80
Forfeited	(170,124)	8.62
Outstanding as of October 27, 2012	1,245,214	$8.22	6.8	$439
Vested as of October 27, 2012	1,035,210	$8.03	6.4	$439
Exercisable as of October 27, 2012	1,035,210	$8.03	6.4	$439

(1)
Includes 548,505 stock options issued to holders of options to purchase shares of Parlux Inc. common stock under Parlux Inc.'s equity-based compensation plans as of April 18, 2012, which are not counted against the number of shares reserved for issuance under the 2010 Plan. See further discussion at Note 2.

The following is a summary of stock warrants activity during the thirty-nine weeks ended October 27, 2012:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2012	1,500,000	$23.94
Granted (2)	4,805,304	8.00
Exercised	—	—
Forfeited	—	—
Outstanding as of October 27, 2012	6,305,304	$11.79	5.7	$12
Vested as of October 27, 2012	6,305,304	$11.79	5.7	$12
Exercisable as of October 27, 2012	6,305,304	$11.79	5.7	$12

(2)	Represents warrants issued in connection with the acquisition of Parlux on April 18, 2012. See further discussion at Note 2.
Share-based compensation expense was ($0.2) million and $4.3 million during the thirteen and thirty-nine weeks ended October 27, 2012, respectively. During the thirteen and thirty-nine weeks ended October 29, 2011, share-based compensation was less than $0.1 million.
The fair value for stock options issued during the thirty-nine weeks ended October 27, 2012 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

Thirty-nine Weeks Ended October 27, 2012
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
The weighted average estimated fair value of options granted during the thirty-nine weeks ended October 27, 2012 was $7.82.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	October 27, 2012	January 28, 2012
	(in thousands)
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$101,248	$30,057
Subordinated notes payable-affiliates	125,366	95,366
	226,614	125,423
Less current portion	—	—
Total long-term debt	$226,614	$125,423

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of October 27, 2012, the Company had $39.0 million of availability.
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
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of October 27, 2012, the interest rate on LIBOR Rate borrowings was 3.00% and the interest rate on base borrowings was 4.75%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of October 27, 2012.
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

These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.5 million and $1.1 million for the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively, and $4.4 million and $3.7 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at October 27, 2012 and January 28, 2012 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $25.6 million and $21.4 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of October 27, 2012 and January 28, 2012, respectively.

NOTE 7 - ACCOUNTING FOR INCOME TAXES
The Company conducts business throughout the United States, Puerto Rico and beginning in 2012, the United States Virgin Islands and, as a result, files income tax returns in the U.S. Federal and various state jurisdictions, Puerto Rico and the United States Virgin Islands. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2008. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. In the most recently filed consolidated Federal tax return, the Company was able to carryback a portion of its net operating loss to the previously filed 2007 Federal tax return. The carryback resulted in a claim for refund of Federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. During the year ended January 28, 2012, the amount of the claim was reduced to approximately $2.4 million as a result of an IRS examination. The claim for refund is included in prepaid expenses and other current assets on the condensed consolidated balance sheets as of October 27, 2012 and January 28, 2012. Management does not expect any material adjustment to the amount of the claim for refund as a result of these examinations.
On April 18, 2012, the Company completed a non-taxable acquisition of Parlux. As part of the acquisition, the Company recorded various deferred tax liabilities related to the acquisition accounting resulting in an increase in goodwill. The Company has provided a full valuation allowance against all deferred tax assets acquired from Parlux due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. Due to the change in control of Parlux, there may be limitations on the future utilization of Parlux's net operating losses. The limitation, if any, is not anticipated to be significant.
The Company continues to provide a full valuation allowance against all deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirty-nine weeks ended October 27, 2012.
During the thirteen and thirty-nine weeks ended October 27, 2012, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of October 27, 2012 and January 28, 2012 was not significant.
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

During the thirteen weeks ended October 27, 2012 and October 29, 2011, there were 7,550,518 and 1,703,004, respectively, potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the thirty-nine weeks ended October 27, 2012 and October 29, 2011, there were 7,550,518 and 1,703,004, respectively, potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including those potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of October 27, 2012, the Company had no material financial assets or liabilities measured on a recurring basis that required adjustments or write-downs and the carrying values of current assets and liabilities approximate their fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen and thirty-nine weeks ended October 27, 2012.

NOTE 10 - CONTINGENCIES
Following the announcement of the Company's merger agreement with Parlux Inc. on December 23, 2011, several putative class action complaints were filed against the Company, Parlux Inc., the Parlux Inc. directors, and certain other related parties in state courts in Florida and Delaware. With the exception of the following, all such cases were dismissed or abandoned before the end of the quarter ended October 27, 2012.
As previously disclosed on January 31, 2012, a putative class action, captioned as Jose Dias v. Fredrick E. Purches, et al., (Case Number 7199 VCG) was filed in the Court of Chancery for the State of Delaware on behalf of a purported stockholder of Parlux. The plaintiff sought to enjoin the merger based on alleged breaches of fiduciary duty by the Parlux board in negotiating and approving the merger agreement, the alleged inadequacy of the merger consideration and Parlux Inc.'s alleged failure to make material disclosures relating to the merger, and sought damages, costs and attorneys' fees. The Court ordered Parlux Inc. and the Company to file with the SEC certain additional information about the process followed by the financial advisors to Parlux Inc.'s board of directors, which both companies did on April 6, 2012. The Court did not enjoin the Parlux Inc. stockholder meeting, did not enjoin the consummation of the merger, and did not grant any other relief. The defendants moved to dismiss the action, which the plaintiff did not oppose. Parlux Inc. and its former directors then sought sanctions and attorneys' fees against the plaintiff, and the plaintiff sought an award of $500,000 in attorneys' fees. On October 1, 2012 the Court issued a memorandum opinion in which it (i) denied the Parlux Inc. defendants' request for sanctions and attorneys' fees, (ii) granted attorney's fees to the plaintiff in the amount of $266,667 and (iii) granted the defendants' motions to dismiss. On November 5, 2012, the Court entered an order consistent with its memorandum opinion and dismissed the action with prejudice as to plaintiff Dias and without prejudice as to the alleged class of plaintiffs.
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

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.5%, of the total number of shares of the Company’s common stock as of October 27, 2012, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.

The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.
See Note 6 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Prior to the acquisition of Parlux Inc., Glenn Nussdorf beneficially owned approximately 9.9% of the outstanding common stock of Parlux Inc. Perfumania had purchased merchandise from Parlux Inc. for about 20 years and was one of Parlux Inc.'s largest customers. Perfumania primarily purchased certain brands, for which Parlux Inc. is the exclusive licensee, for distribution through the Company's wholesale and retail segments.
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
Our wholly owned subsidiary, Parlux, sold a number of its products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.4%, of the total number of shares of the Company's common stock as of October 27, 2012, excluding shares issuable upon conversion of certain warrants. There were no sales to Jacavi from April 18, 2012, the date Parlux was acquired, through October 27, 2012. There was no accounts receivable balance from Jacavi as of October 27, 2012. During the thirty-nine weeks ended October 27, 2012, Perfumania purchased merchandise from Jacavi. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and thirty-nine weeks ended October 27, 2012 and October 29, 2011 were as follows:

	Total Purchases Thirteen Weeks Ended October 27, 2012	Total Purchases Thirteen Weeks Ended October 29, 2011	Total Purchases Thirty-nine Weeks Ended October 27, 2012		Total Purchases Thirty-nine Weeks Ended October 29, 2011	Balance Due October 27, 2012		Balance Due January 28, 2012
			(in thousands)
Parlux	$—	$18,523	$6,771	(1)	$35,024	$—	(2)	$10,476
Lighthouse Companies	6,545	6,884	9,733		8,950	4,064		128
Jacavi Beauty Supply, LLC	901	—	3,658		—	—		—
Ricky's	—	—	—		—	—		11
	$7,446	$25,407	$20,162		$43,974	$4,064		$10,615

(1)Represents purchases from Parlux prior to April 18, 2012, when the Company acquired Parlux.

(2)	Since the Company acquired Parlux on April 18, 2012, the balance due to Parlux was eliminated in consolidation as of October 27, 2012.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirty-nine weeks ended October 27, 2012 and October 29, 2011, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at October 27, 2012 or January 28, 2012.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of October 27, 2012, the monthly current sublease payments are approximately $222,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.7 million and $0.6 million during the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively, and $2.1 million and $1.9 million during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively, for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2%

administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were less than $0.1 million during the thirteen weeks ended October 27, 2012 and $0.1 million during the thirteen weeks ended October 29, 2011, respectively, and $0.5 million and $0.4 million during the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million and $0.3 million at October 27, 2012 and January 28, 2012, respectively.
On December 23, 2011, the Company, Parlux Inc., Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia) and Rene Garcia entered into a Letter Agreement (the “Proposal Agreement”) providing for, among other things, the issuance to Artistic Brands or its designee of 300,000 shares of the Company's common stock at the effective time of the Parlux merger as consideration for certain licensing transactions contemplated in the Proposal Agreement. Perfumania issued the shares to Artistic Brands' designee, Shawn Carter, on April 18, 2012.
In connection with the Parlux merger, on April 18, 2012, Parlux, Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement pursuant to the Proposal Agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties, none of which have yet been paid. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. Also, in connection with the Parlux merger, the Company issued warrants to purchase 3,199,972 shares of the Company's common stock to the Garcia Group and Artistic Brands, and warrants to purchase 5,333 shares of common stock to Glenn H. Gopman, in exchange for warrants to purchase Parlux Inc. stock previously held by those parties.

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

	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29. 2011
	(in thousands)
Net sales:
Retail	$73,529	$72,888	$225,920	$224,121
Wholesale	65,972	47,237	128,123	105,380
	$139,501	$120,125	$354,043	$329,501
Gross profit:
Retail	$32,910	$33,350	$99,326	$101,484
Wholesale	25,285	9,721	44,242	24,265
	$58,195	$43,071	$143,568	$125,749

	October 27, 2012	January 28, 2012
Total assets:
Wholesale	$585,789	$312,855
Retail	359,877	238,844
	945,666	551,699
Eliminations (a)	(444,070)	(264,944)
Consolidated assets	$501,596	$286,755

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
As discussed in Note 2 to the unaudited condensed consolidated financial statements, on April 18, 2012, the Company consummated its acquisition of Parlux Inc.  For US GAAP reporting, the accompanying results of operations and cash flows for the thirty-nine weeks ended October 27, 2012 contain Parlux's results beginning as of the date of acquisition, while the prior year only includes the results of the Company.
The Company's board of directors and management believes that the acquisition of Parlux Inc. will provide substantial benefits to the Company's stockholders since it has created a larger, independent, national, vertically integrated manufacturer, wholesale distributor and specialty retailer of perfumes and fragrances that is well-positioned to compete in the marketplace and drive growth, as well as to benefit from increased operating scale and licensing opportunities.
The operations and results of the historical Parlux Inc. business are significant to the Company's consolidated financial statements. At the end of the last reported fiscal year of the respective companies immediately preceding the merger (January 28, 2012 for the Company and March 31, 2011 for Parlux Inc.), the total assets were approximately $287 million for Perfumania, compared to approximately $113 million for Parlux Inc., and total net sales were approximately $494 million for Perfumania compared to approximately $123 million for Parlux Inc. Management is currently working with Parlux personnel to integrate the Parlux business, to maximize operating efficiencies and cost savings, and to update operating and capital forecasts. Management believes that the merger will have a significant effect on the Company's future sales, expenses and operating results as compared to its historical results.
Subsequent to the end our fiscal third quarter, some of our Perfumania stores and SOW retail consignment stores were impacted by Hurricane Sandy and were closed for several days. Our two distribution centers were also closed for several days. However, none of our stores or our distribution centers sustained material damage. While we cannot yet fully assess the impact of Hurricane Sandy and its aftermath, at this time we do not anticipate that it will have a material negative impact on our results of operations or cash flows for the fourth quarter ending February 2, 2013.

Comparison of the Thirteen Weeks Ended October 27, 2012 with the Thirteen Weeks Ended October 29, 2011.

Net Sales

	Thirteen Weeks Ended October 27, 2012	Percentage of Net Sales	Thirteen Weeks Ended October 29, 2011	Percentage of Net Sales	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$73,529	52.7%	$72,888	60.7%	$641	$—	$641	0.9%
Wholesale	65,972	47.3%	47,237	39.3%	18,735	26,202	(7,467)	(15.8)%
Total net sales	$139,501	100.0%	$120,125	100.0%	$19,376	$26,202	$(6,826)	(5.7)%

Net sales increased 16.1% from $120.1 million in the thirteen weeks ended October 29, 2011 to $139.5 million in the thirteen weeks ended October 27, 2012. The increase in sales included a $18.8 million increase in wholesale sales and a $0.6 million increase in retail sales. Excluding the results of Parlux, net sales decreased by $6.8 million or 5.7%.
Retail sales increased by 0.9% from $72.9 million in the thirteen weeks ended October 29, 2011 to $73.5 million in the thirteen weeks ended October 27, 2012. The increase included an increase in SOW's consignment sales of $0.8 million offset by a decrease in Perfumania's retail sales of $0.2 million.
Perfumania's retail sales decreased from $59.6 million in the thirteen weeks ended October 29, 2011 to $59.4 million in the thirteen weeks ended October 27, 2012. The average number of stores operated was 345 in the thirteen weeks ended October 27, 2012 compared with 344 in the comparable period last year. Perfumania's comparable store sales decreased by 2.0% during the thirteen weeks ended October 27, 2012 from the same period in 2011. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended October 27, 2012 increased by 2.2% from the prior year's comparable period while the total number of units sold decreased by 2.4%. The reduction in demand is attributed to lower mall traffic.
SOW's consignment sales increased from $13.3 million in the thirteen weeks ended October 29, 2011 to $14.1 million in the thirteen weeks ended October 27, 2012. The increase in SOW's net sales is due generally to sales increases for multiple consignment accounts offset by the termination of several consignment relationships.
Excluding the results of Parlux, the decrease in wholesale sales of $7.5 million is the result of less product availability for the wholesale division due to a tightening of supplier inventory, and lower customer demand during the thirteen weeks ended October 27, 2012 compared to the thirteen weeks ended October 29, 2011.
Gross Profit

	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$32,910	$33,350	$(440)	$—	$(440)	(1.3)%
Wholesale	25,285	9,721	15,564	13,989	1,575	16.2%
Total gross profit	$58,195	$43,071	$15,124	$13,989	$1,135	2.6%

Gross Profit Percentages

	Thirteen Weeks Ended October 27, 2012	Thirteen Weeks Ended October 29, 2011
Retail	44.8%	45.8%
Wholesale	38.3%	20.6%
Total gross profit percentage	41.7%	35.9%
Gross profit increased 35.1% from $43.1 million in the thirteen weeks ended October 29, 2011 to $58.2 million in the thirteen weeks ended October 27, 2012. The increase in gross profit was due to the acquisition of Parlux on April 18, 2012. Excluding the results of Parlux, gross profit increased by $1.1 million or 2.6%.
Perfumania's retail gross profit dollars for the thirteen weeks ended October 27, 2012 decreased by 0.1% to $27.2 million compared with the comparable period in 2011. For these same periods, Perfumania's retail gross margins were 45.8%.
Wholesale gross profit percentage increased from 20.6% during the thirteen weeks ended October 29, 2011 to 38.3% during the thirteen weeks ended October 27, 2012. Excluding the results of Parlux, gross profit percentage during the thirteen weeks ended October 27, 2012 was 28.4%. During the thirteen weeks ended October 27, 2012, Parlux's gross profit was reduced by approximately $1.3 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. This will impact future quarters until the remaining fair market value purchase accounting adjustment of approximately $13.5 million is expensed.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $57.5 million in the thirteen weeks ended October 27, 2012, compared to $39.9 million in the thirteen weeks ended October 29, 2011. Excluding the results of Parlux, selling, general and administrative expenses increased by $0.7 million. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which was less than $0.1 million during the thirteen weeks ended October 27, 2012 and $0.1 million for the thirteen weeks ended October 29, 2011.
Depreciation and amortization was approximately $3.7 million and $2.1 million in the thirteen weeks ended October 27, 2012 and October 29, 2011, respectively. Approximately $1.7 million of amortization expense during the thirteen weeks ended October 27, 2012 relates to amortization on identifiable intangibles acquired as a result of the acquisition of Parlux.
Merger related expenses of approximately $0.1 million during the thirteen weeks ended October 27, 2012 represents costs incurred by the Company for the acquisition of Parlux.
Interest expense was approximately $2.5 million for the thirteen weeks ended October 27, 2012 compared with approximately $1.9 million for the thirteen weeks ended October 29, 2011. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility, as well as a higher outstanding balance on the Company's outstanding notes payable to affiliates during the thirteen weeks ended October 27, 2012 compared with the thirteen weeks ended October 29, 2011.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen weeks ended October 27, 2012 and October 29, 2011.
As a result of the foregoing, we realized a net loss of approximately $5.4 million in the thirteen weeks ended October 27, 2012 compared to a net loss of $0.8 million in the thirteen weeks ended October 29, 2011. Excluding the results of Parlux, our net loss would have been $0.9 million for the thirteen weeks ended October 27, 2012.

Comparison of the Thirty-nine Weeks Ended October 27, 2012 with the Thirty-nine Weeks Ended October 29, 2011.

Net Sales

	Thirty-nine Weeks Ended October 27, 2012	Percentage of Net Sales	Thirty-nine Weeks Ended October 29, 2011	Percentage of Net Sales	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$225,920	63.8%	$224,121	68.0%	$1,799	$—	$1,799	0.8%
Wholesale	128,123	36.2%	105,380	32.0%	22,743	35,874	(13,131)	(12.5)%
Total net sales	$354,043	100.0%	$329,501	100.0%	$24,542	$35,874	$(11,332)	(3.4)%

Net sales increased 7.4% from $329.5 million in the thirty-nine weeks ended October 29, 2011 to $354.0 million in the thirty-nine weeks ended October 27, 2012. The increase in sales included an increase in retail sales of $1.8 million and an increase in wholesale sales of $22.7 million. Excluding the results of Parlux, net sales decreased by $11.3 million.
Retail sales increased by 0.8% from $224.1 million in the thirty-nine weeks ended October 29, 2011 to $225.9 million in the thirty-nine weeks ended October 27, 2012. The increase included an increase in Perfumania's retail sales of $0.7 million and an increase in SOW's consignment sales of $1.1 million.
Perfumania's retail sales increased from $180.2 million in the thirty-nine weeks ended October 29, 2011 to $180.9 million in the thirty-nine weeks ended October 27, 2012. Perfumania's comparable store sales decreased by 0.4% during the thirty-nine weeks ended October 27, 2012. The average retail price per unit sold during the thirty-nine weeks ended October 27, 2012 decreased 4.2% from the prior year's comparable period while the total number of units sold increased by 0.3%. We attribute the decrease in the average retail price per unit sold to various store level pricing promotions. The average number of stores operated was 342 in the thirty-nine weeks ended October 27, 2012, versus 349 in the prior year's comparable period.
SOW's consignment sales increased from $43.9 million in the thirty-nine weeks ended October 29, 2011 to $45.0 million in the thirty-nine weeks ended October 27, 2012. The increase in SOW's net sales is due to an increase in sales to multiple existing accounts offset by the termination of several consignment relationships.
Excluding the results of Parlux, the decrease in wholesale sales of $13.1 million or 12.5% is the result of less product availability for the wholesale division and less customer demand during the thirty-nine weeks ended October 27, 2012 compared to the thirty-nine weeks ended October 29, 2011.
Gross Profit

	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29, 2011	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$99,326	$101,484	$(2,158)	$—	$(2,158)	(2.1)%
Wholesale	44,242	24,265	19,977	18,932	1,045	4.3%
Total gross profit	$143,568	$125,749	$17,819	$18,932	$(1,113)	(0.9)%

Gross Profit Percentages

	Thirty-nine Weeks Ended October 27, 2012	Thirty-nine Weeks Ended October 29, 2011
Retail	44.0%	45.3%
Wholesale	34.5%	23.0%
Total gross profit percentage	40.6%	38.2%
Gross profit increased 14.2% from $125.7 million in the thirty-nine weeks ended October 29, 2011 to $143.6 million in the thirty-nine weeks ended October 27, 2012. Excluding the results of Parlux, gross profit decreased by $1.1 million or 0.9%.
Perfumania's retail gross profit for the thirty-nine weeks ended October 27, 2012 decreased by 2.7% to $82.5 million compared with the comparable period in 2011. For these same periods, Perfumania's retail gross margins were 45.6% and 47.0%, respectively.
Wholesale gross profit percentage increased from 23.0% during the thirty-nine weeks ended October 29, 2011 to 34.5% during the thirty-nine weeks ended October 27, 2012. Excluding the results of Parlux, gross profit percentage during the thirty-nine weeks ended October 27, 2012 was 27.4%. During the thirty-nine weeks ended October 27, 2012, Parlux's gross profit was reduced by approximately $3.0 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. This will impact future quarters until the remaining fair market value purchase accounting adjustment of approximately $13.5 million is expensed.
Expenses
Selling, general and administrative expenses were $154.8 million in the thirty-nine weeks ended October 27, 2012, compared to $118.1 million in the thirty-nine weeks ended October 29, 2011. Excluding the results of Parlux, selling, general and administrative expenses increased by $1.6 million. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.5 million and $0.4 million for the thirty-nine weeks ended October 27, 2012 and October 29, 2011, respectively.
Depreciation and amortization was approximately $10.3 million in the thirty-nine weeks ended October 27, 2012, compared to $5.8 million for the thirty-nine weeks ended October 29, 2011. Approximately $4.4 million of amortization expense during the thirty-nine weeks ended October 27, 2012 relates to amortization on identifiable intangibles acquired as a result of the acquisition of Parlux.
Share-based compensation expense of approximately $4.3 million during the thirty-nine weeks ended October 27, 2012 represents the expense incurred on stock options granted during the current period.
Merger related expenses of approximately $4.6 million during the thirty-nine weeks ended October 29, 2012 represents costs incurred by the Company for the acquisition of Parlux.
Interest expense was approximately $6.6 million for the thirty-nine weeks ended October 27, 2012 compared with approximately $5.9 million for the thirty-nine weeks ended October 29, 2011. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility, as well as a higher overall average outstanding balance on the Company's outstanding notes payable to affiliates during the thirty-nine weeks ended October 27, 2012 compared with the thirty-nine weeks ended October 29, 2011.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the thirty-nine week periods ended October 27, 2012 and October 29, 2011.
As a result of the foregoing, we realized a net loss of approximately $37.0 million in the thirty-nine weeks ended October 27, 2012, compared to a net loss of $4.1 million in the thirty-nine weeks ended October 29, 2011. Excluding the results of Parlux, our net loss was $16.4 million for the thirty-nine weeks ended October 27, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirty-nine weeks ended October 27, 2012 was approximately $50.1 million, compared with approximately $3.3 million provided by operating activities during the thirty-nine weeks ended October 29, 2011. The $53.4 million decrease in cash flows from operating activities during the thirty-nine weeks ended October 27, 2012 compared with the prior year’s comparable period resulted primarily from an increase in our net loss and an increase in our inventory levels. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.

Net cash used in investing activities was approximately $50.5 million in the thirty-nine weeks ended October 27, 2012 compared to $2.7 million in the thirty-nine weeks ended October 29, 2011. The current period’s investing activities primarily related to the payment of $62.1 million to acquire Parlux, net of Parlux's $17.1 million cash on hand. During the thirty-nine weeks ended October 27, 2012, Perfumania opened 15 new stores and closed 11 stores, including 1 seasonal location. We plan to open a minimum of 5 stores and close 1 store for the remainder of fiscal 2012. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirty-nine weeks ended October 27, 2012 was approximately $100.5 million, primarily because of the $32.1 million borrowed under our Senior Credit Facility, net of cash and cash equivalents acquired from Parlux, the $30 million borrowed from affiliates to fund the cash paid for Parlux and the $35.7 million net loss, compared with approximately $0.6 million used in financing activities for the thirty-nine weeks ended October 29, 2011. See further discussion at Note 2 of the condensed consolidated financial statements.
The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of October 27, 2012. As of October 27, 2012, the Company had $39.0 million available to borrow under the Senior Credit Facility based on the borrowing base at that date. Further information about the Senior Credit Facility is included in Note 6 of our condensed consolidated financial statements included in this Form 10-Q.
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
Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under our Senior Credit Facility. Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, and to a lesser extent, information system enhancements, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the Senior Credit Facility, notes payable to affiliates and funds from operations. Based on current internal sales and cash flow projections, current vendor payable support and our projected available borrowing capacity under our Senior Credit Facility, as well as other initiatives to maximize cash flow, we believe that these resources will be adequate to meet our requirements in both the short and long-term.

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
As of the end of the period covered by this report (October 27, 2012), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective. This evaluation excluded those disclosure controls and procedures that are subsumed by the internal control over financial reporting of the business operations of the former Parlux Fragrances, Inc., which we acquired on April 18, 2012, ten days before the end of our first fiscal quarter, since their evaluation was not feasible. However, we note that Parlux had consistently reported effective disclosure controls and procedures based on its managements' evaluations over the fiscal year preceding the acquisition. The significance of the Parlux business to our condensed consolidated financial statements is discussed in Item 2 above and in Note 2 to our condensed consolidated financial statements in Item 1.
During the third quarter of fiscal 2012 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
We may not realize the benefits of integrating our Parlux acquisition
To be successful after our recent merger with Parlux, we will need to complete the integration of the operations of Perfumania and Parlux into one company. Integration requires substantial management attention and could detract attention from day-to-day business. We could encounter difficulties in the integration process, such as the need to revisit assumptions about reserves, future production, revenues, capital expenditures and operating costs, including synergies, the loss of key employees or commercial relationships or the need to address unanticipated liabilities. If we cannot complete the integration of the Perfumania and Parlux businesses successfully, we may fail to realize the expected benefits of the merger.
We are more leveraged following the Parlux merger than we have been historically
In order to complete our acquisition of Parlux, we incurred an additional $62.1 million of debt. Borrowings under the amended credit facility and our subordinated debt now total approximately $226.6 million. We and our subsidiaries must comply with various restrictive covenants in our credit facility. Among other things, these covenants limit our ability to:
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
Parlux’s business has historically depended on department store sales, which present special risks
Parlux historically launched its new fragrances through U.S. department stores. Department stores tend to lose sales to the mass market as a product matures. To counter this effect, Parlux needed to introduce new products quickly, which requires additional spending for development, advertising and promotional expenses. In addition, U.S. department stores have experienced a significant amount of consolidation in recent years. This has resulted in Parlux’s increasing dependence on a smaller number of key retailers, enhancing their bargaining strength and resulting in increased risk. Continued department store consolidation could have a material adverse effect on our financial condition and results of operations.
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
•the imposition of foreign and domestic governmental controls;
•changes in, or our unfamiliarity with, foreign laws and regulations;
•difficulties in staffing and managing international operations;

•	changes in economic, social, legal and other conditions, including, without limitation, the continuing turmoil in the Eurozone;
•the volatility of the U.S. dollar against other currencies;
•greater difficulty enforcing intellectual property rights and weaker laws protecting such rights; and

•	geo-political conditions, such as terrorist attacks, war or other military action, public health problems and natural disasters.
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
Control of our management and policies is with our principal shareholders, who could take actions that are not in the best interest of the other shareholders
Members of the Nussdorf family beneficially own an aggregate of approximately 57% of our outstanding common stock, assuming exercise of warrants they hold. As a result, if they acted together, they would be able to direct our corporate policies and could act unilaterally to approve most actions requiring shareholder approval under law or our governing documents. The Nussdorfs’ collective stock ownership may have the effect of delaying or preventing policies or actions deemed desirable by our Board of Directors, such as a business combination that might be in the interests of our other shareholders, which in turn could materially and adversely affect the market price of our common stock. Conversely, such ownership may cause us to implement policies that are not in the best interests of our other shareholders.
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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	December 11, 2012	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)