Form 10-K
period 2013-02-02
Perfumania Holdings, Inc.
filed 2013-05-03
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $45.6 million as of July 31, 2012, based on the closing sale price of $8.60 per share.
The number of shares outstanding of the registrant’s common stock as of April 30, 2013: 15,353,636 shares

PART I.

ITEM 1.	BUSINESS
General Overview
Perfumania Holdings, Inc. and subsidiaries (“the Company”) is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through six primary operating subsidiaries, Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), Perfumania.com, Inc. (“Perfumania.com”), Five Star Fragrance Company, Inc. (“Five Star”) and Parlux Fragrances, LLC ("Parlux"). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. See discussion on acquisition of Parlux below.
Our wholesale business includes QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. For reporting purposes, the wholesale business also includes the Company’s manufacturing divisions, Parlux and Five Star, which own and license designer and other fragrance brands, that are sold to national department stores, international distributors, through QFG, SOW's consignment business and Perfumania's retail stores, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third party manufacturers.
Our retail business is conducted through three subsidiaries:

•	Perfumania, a specialty retailer of fragrances and related products,

•	SOW, which sells fragrances in retail stores on a consignment basis, and

•	Perfumania.com an Internet retailer of fragrances and other specialty items.
During fiscal 2012 and 2011, approximately 68.2% and 71.8% of our net sales and 74.1% and 82.0% of our gross profit were provided by our retail division, and approximately 31.8% and 28.2% and 25.9% and 18.0%, respectively, by our wholesale division. Further information for each of the industry segments in which we operate is provided in Note 15 to our consolidated financial statements included in Item 8 of this Form 10-K.
Our executive offices are located at 35 Sawgrass Drive, Suite 2, Bellport, New York 11713, our telephone number is (631) 866-4100, our retail internet address is www.perfumania.com and our business internet address is www.perfumaniaholdingsinc.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and amendments are also available at www.sec.gov. In addition, we have made our Code of Business Conduct and Ethics available through our business website under “About us – Corporate Compliance.” The reference to our website does not constitute incorporation by reference of the information contained on our website and the information contained on the website is not part of this Form 10-K.
The Company's fiscal year ends on the Saturday closest to January 31. In this Form 10-K, we refer to the fiscal year beginning January 29, 2012 and ending February 2, 2013 as “fiscal 2012” and the fiscal year beginning January 30, 2011 and ending January 28, 2012 as “fiscal 2011”. Fiscal 2012 contained 53 weeks, with the additional week occurring in the fourth quarter, while fiscal 2011 contained 52 weeks.
Acquisition of Parlux
On April 18, 2012, pursuant to a merger agreement dated as of December 23, 2011, the Company acquired all of the outstanding shares of Parlux Fragrances, Inc. ("Parlux Inc.") common stock. Parlux Inc. was engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. Under the terms of the Merger Agreement, each share of Parlux Inc.'s common stock issued and outstanding immediately before the merger was cancelled and converted into the right to receive either (i) 0.533333 shares of the Company's common stock or (ii) 0.20 shares of the Company's common stock plus $4.00 in cash, depending on the elections made by Parlux Inc.'s shareholders. As a result, the Company issued approximately 6.014 million shares of its common stock and paid approximately $62.1 million in cash to the former Parlux Inc. shareholders in the merger. The Company's shares issued to Parlux Inc.'s shareholders represented approximately 40% of the Company's issued and outstanding common stock after the merger.

See further discussion at Note 2 of the Notes to Consolidated Financial Statements.
Wholesale Business
QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owners/manufacturers. QFG strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. QFG’s sales are principally to retailers such as CVS, Kohl’s, Marshalls, Nordstrom Rack, Ross Stores, Target, Wal-Mart and Walgreens. QFG also operates a direct sales department that services over 10,000 pharmacies and specialty stores, through partnerships with AmerisourceBergen and Cardinal Health, throughout the United States.
Parlux engages in the manufacture (through sub-contractors), distribution and sale of Paris Hilton, Jessica Simpson, Rihanna, Marc Ecko, Vince Camuto, Donald Trump, Ivanka Trump, and Nicole Miller fragrances and related beauty products on an exclusive basis as a licensee or sublicensee. New fragrances under licenses with Kenneth Cole and Shawn Carter, professionally known as Jay-Z, are expected to launch during the second and fourth quarters of fiscal 2013, respectively. The products are distributed in a variety of sizes and packaging. Beauty related products such as body lotions, creams, shower gels, deodorants, soaps and dusting powders complement the fragrance line. Parlux designs and creates fragrances using its own staff and independent contractors. Parlux supervises the design of its packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. Parlux's fragrances generally retail at prices ranging from $25 to $85 per item, and are sold in the United States in national and regional department stores, including Belk, Bloomingdales, Bon Ton, Boscovs, Dillards, Macy's, Neiman Marcus, Nordstrom, Sears and Stage Stores, at Perfumania's retail stores, through SOW's consignment business and at selected other cosmetic retailers. In international markets, distributors sell Parlux's products to local department stores as well as to numerous perfumeries in the local markets. Selected Parlux products are also sold by QFG.
Five Star’s owned and licensed brands include Tommy Bahama, Bijan, Gayle Hayman, Michael Jordan, Pierre Cardin, Royal Copenhagen, Royal Secret, Vicky Tiel, XOXO and Snookie and are sold principally through QFG, SOW’s consignment business and Perfumania’s retail stores. Five Star handles the manufacturing, on behalf of Perfumania, of the Jerome Privee® product line, which includes bath and body products, and which is sold exclusively in Perfumania’s retail stores.
There were no customers who accounted for more than 10% of revenues in fiscal 2012 or 2011.
Retail Business
Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At February 2, 2013, Perfumania operated a chain of 342 “full service” retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 2,000 different fragrance items for women, men and children. These stores stock brand name and designer brands such as Estee Lauder®, Cartier®, Issey Miyake®, Bvlgari®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Hugo Boss®, Ralph Lauren/Polo®, Perry Ellis®, Escada®, Christian Dior®, Lacoste®, Burberry®, Azzaro®, Guess® and Donna Karan®1, as well as Parlux and Five Star brands. Perfumania also carries a private label line of bath and body treatment products under the name Jerome Privee®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, although the stores are generally operated under the name “Perfumania.”® Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and suburban strip shopping centers.
Perfumania.com offers a selection of our more popular products for sale over the Internet. We benefit from our ability to reach a large group of customers from a central site. This also enables us to display a larger number of products than traditional store-based or catalog sellers, and the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility.

 ______________

1	Trademarks used in this Form 10-K are the property of the Company or of our licensors. The ® and ™ symbols are deemed to apply to each instance of the respective mark in this report.

SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,200 Kmart locations nationwide, as well as through customers such as Burlington Coat Factory, Loehmann’s, Steinmart and K&G. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage.
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
Seasonality and Quarterly Results
The Company’s business is highly seasonal, with the most significant activity occurring from September through December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 41.8% and 33.9% of total wholesale revenues being generated during these three months in fiscal 2012 and 2011, respectively. Retail revenues are the greatest in December, with approximately 22.6% and 22.7% of retail revenues being generated this month in fiscal 2012 and 2011, respectively, as is typical for a retail operation.
Strategy
The Company will continue to use its experience in the fragrance industry, knowledge of the fragrance market, and business relationships to procure products, enabling it to sell its products to customers at competitive prices. It seeks to increase the portfolio of brands for both wholesale distribution and retail sale by presenting a diverse sales opportunity for a designer’s brand, thereby enhancing its purchasing opportunities.
The acquisition of Parlux created a larger, national, vertically integrated manufacturer, wholesale distributor and specialty retailer of fragrances and related products that is better positioned to compete in the market place and drive growth, as well as to benefit from increased operating scale. The Company expects to realize increased margins by taking advantage of Parlux's reduced cost on fragrances licensed by Parlux and sold through the QFG, Perfumania and SOW divisions. The increased size and distribution capabilities of the Company are also expected to attract more and higher profile licenses, which will broaden the Company's product offerings to wholesale customers while also growing the retail business. Over time, the Company also anticipates it will continue to realize certain synergies as a result of the Parlux acquisition, including reduced aggregate costs in distribution, promotional activities, administration and operations.
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
As of February 2, 2013, we operated 342 Perfumania stores in the United States, Puerto Rico and the United States Virgin Islands. The following chart shows the number of Perfumania stores operated in each state in which those stores are located.

Perfumania Stores as of February 2, 2013
Alaska	2	Louisiana	6	Ohio	8
Alabama	2	Maine	1	Oklahoma	1
Arizona	8	Maryland	7	Oregon	4
California	26	Massachusetts	9	Pennsylvania	11
Colorado	2	Michigan	11	Puerto Rico	20
Connecticut	2	Minnesota	3	South Carolina	7
Delaware	2	Mississippi	3	Tennessee	4
District of Columbia	1	Missouri	6	Texas	41
Florida	55	Nevada	8	US Virgin Islands	1
Georgia	13	New Hampshire	5	Utah	3
Hawaii	1	New Jersey	8	Virginia	3
Illinois	12	New York	20	Washington	6
Indiana	5	North Carolina	11	Wisconsin	4

In fiscal 2012 and 2011, Perfumania opened 20 and 7 stores, respectively, excluding seasonal locations. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. Perfumania closed 21 stores during both fiscal 2012 and 2011, excluding seasonal locations. For fiscal 2013, Perfumania intends to continue to focus on improving the profitability of its existing stores and management currently expects to open a minimum of 10 new stores and expects to close approximately 10 stores.
Supply Chain and Manufacturing
Excluding owned and licensed brands of Parlux and Five Star, the Company purchases approximately 80% of its fragrances directly from brand owners/manufacturers and the balance from distributors. Its suppliers include a majority of the largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships, some of which are also customers of the Company. The Company maintains a regular dialogue with all designer fragrance brand manufacturers directed toward broadening its product offerings to its customers. The Company believes that having both wholesale and retail customers is desirable to most designer fragrance brand manufacturers and enhances its opportunities to further expand these relationships. As is customary in the fragrance industry, the Company has no long-term or exclusive contracts with these suppliers.
Raw materials and components (“raw materials”) for Parlux's and Five Star's fragrance products are available from sources in the United States, Europe and the Far East. We source the raw materials, which are delivered from independent suppliers directly to third party contract manufacturers who produce and package the finished products based on our estimates of anticipated needs. Our fragrance products are manufactured primarily in plants located in New Jersey. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. Management believes it has good relationships with its manufacturers and there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.
To date, we have not had difficulty obtaining raw materials at competitive prices. We know of no reason to believe that this situation will change in the near future, but there can be no assurance that this will continue. The lead time for certain of our raw materials inventory (up to 180 days) requires us to maintain at least a three to six month supply of some items in order to ensure production schedules. These lead times are most affected for glass and plastic component orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take 180 to 240 days, or longer, to receive in stock.
Marketing and Sales
For SOW, the Company works with consignment retailers to develop in-store promotions employing signage, displays or unique packaging to merchandise and promote products in addition to developing ad campaigns for specific events as required by the retailers, e.g., mailers, inserts and national print advertising. The cornerstone of our marketing philosophy for our Perfumania stores is to develop customer awareness that the stores offer an extensive assortment of brand name and designer fragrances at discount prices.

For QFG, wholesale sales representatives maintain regular dialogue with customers to generate selling opportunities and to assist them in sourcing products at low prices. All sales personnel have access to current inventory information that is generally updated with each order, allowing immediate order confirmation to customers and ensuring that ordered products are in stock for prompt shipment.
Parlux maintains its own fragrance sales and marketing staff, and sells directly to retailers, primarily national and regional department stores, whom we believe will maintain the image of our owned and licensed products as prestige fragrances. Parlux products are sold in over 2,500 retail outlets in the United States. Selected Parlux products are also sold in our Perfumania stores, SOW consignment retail outlets and by QFG. For our licensed brands, we employ traditional vehicles, such as magazine print advertising, and are increasingly leveraging new media such as social networking, mobile, and digital applications.
Intellectual Property Rights
The Company’s portfolio of fragrance brands is of great importance to its business. Parlux holds the exclusive worldwide distribution rights for the following licenses: Paris Hilton®, Jessica Simpson®, Rihanna®, Marc Ecko®, Vince Camuto®, Donald Trump®, Ivanka Trump®, Nicole Miller®, Kenneth Cole® and Jay-Z®. Five Star owns the Lutece®, Norell®, Pavlova®, Realm®, Raffinee® and Royal Secret® brands, among others. It licenses designer and other fragrance brands, such as Tommy Bahama®, Bijan®, Gale Hayman®, Michael Jordan®, Pierre Cardin®, Royal Copenhagen®, Vicky Tiel®, XOXO®and Snookie®, often acquiring exclusive worldwide distribution rights. Some of these licenses are renewable on a year-to-year basis or for longer periods, while the rest have terms that typically run from two to five years. Current expiration dates for these licenses (whereupon automatic or discretionary renewal periods may commence) range from June 30, 2013 to December 31, 2022, excluding the Gayle Hayman® license which expires December 2093. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements. In addition to the trade name and service mark Perfumania, Perfumania’s stores operate under the trade names Fragrance Depot and Perfumania Plus.
We primarily rely on trademark law to protect our intellectual property rights. In addition to using registered trademarks covering licensed brands, we have a large proprietary portfolio of U.S. and foreign registered trademarks and applications. U.S. trademark ownership depends on use and remains effective as long as the trademark is used. Trademark registration provides certain additional protections. U.S. trademark registrations are generally renewable for as long as the trademark is used. Trademark ownership in foreign countries applying common law also depends on continued use, with registration providing certain additional protections. In the European Union and other foreign countries, ownership rights are based on registration. Terms of registrations in such countries range from seven to fifteen years and are generally renewable. We occasionally register the copyright to packaging materials, and we also rely on trade secret and other contractual restrictions to protect the commercial terms of our licenses. From time to time, we bring litigation against those who, in our opinion, infringe our proprietary rights, but there can be no assurance that either such efforts, or any contractual restrictions used, will be adequate or effective. Also, owners of other brands may, from time to time, allege that we have violated their intellectual property rights, which may lead to litigation and material legal expense.
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
Employees
At February 2, 2013, the Company had 2,269 employees, of whom 226 were involved in warehousing, 1,758 were employed in Perfumania’s retail stores, 198 in marketing, sales and operations, and 87 in finance and administration.

Temporary and part-time employees are added shortly before the Thanksgiving holiday weekend. Substantially all the warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.
Distribution
Perfumania utilizes independent national trucking companies, primarily UPS, to deliver merchandise to its stores and wholesale customers. Retail store deliveries are generally made weekly, with more frequent deliveries during the holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. Sales by Perfumania.com are shipped via UPS and are typically delivered within a few days of being ordered.
Forward Looking Statements
Some of the statements in this report, including those that contain the words “anticipate,” “believe,” “plan,” “estimate,” “expect,” “should,” “intend,” and other similar expressions, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by those forward-looking statements. Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our senior credit facility, a U.S or global economic downturn, including any weakness in discretionary spending by consumers, competition, the ability to raise any additional capital necessary to finance our expansion, and the matters discussed in “Risk Factors” below.

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
We are more leveraged following the Parlux merger than we have been historically
In order to complete our acquisition of Parlux, we incurred an additional $62.1 million of debt. Borrowings under the amended credit facility and our subordinated debt now total approximately $186.4 million. We and our subsidiaries must comply with various restrictive covenants in our credit facility. Among other things, these covenants limit our ability to:
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
Any new product we develop may not generate sufficient consumer interest and sales to become a profitable brand or even to cover the costs of its development and subsequent promotions
Our success with new fragrance products depends on our products’ appeal to a broad range of consumers, whose preferences are subject to change, and on our ability to anticipate and respond to market trends through product innovation. In addition, a number of the new launches are with celebrities (either entertainers or athletes) who require substantial royalty commitments and whose careers and/or public appeal could diminish dramatically with no warning. If any of our new product introductions are unsuccessful, or if the appeal of the celebrity related to a product diminishes, it could materially impact our results of operations.

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
If we are unable to effectively manage our inventory, we will not achieve our expected results
We are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, changes in customer preferences or demand, and consumer spending patterns. We must carry a significant amount of inventory, especially before the holiday season selling period. Demand for product can change between the time inventory is ordered and the date of sale, especially with new products. In particular, our business includes a significant portion of consigned sales, and our revenue recognition policy defers recognition of revenue for this type of sale. Consignment sales remain in inventory until the products are sold to end users and, if not sold, the inventory may be returned to us upon termination of the consignment relationships. The turnover frequency of our inventory on consignment is critical to generating regular cash flow in amounts necessary to keep financing costs to targeted levels and to purchase additional inventory. If this turnover is not sufficiently frequent, our financing costs may exceed targeted levels and we may be unable to generate regular cash flow in amounts necessary to purchase additional inventory to meet the demand for other products. In addition, slow inventory turnover may force us to reduce prices and accept lower margins to sell consigned products. Any of these situations may impact our results of operations.
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
We may experience shortages of merchandise because we do not rely on long-term agreements with suppliers
Our success depends to a large degree on our ability to provide an extensive assortment of brand name and designer fragrances. We do not rely on long-term purchase contracts or other contractual assurance of continued supply, pricing or access to new products. Suppliers of distributed brands generally may choose to reduce or eliminate the volume of their products we distribute, including supplying products to our wholesale customers directly or through another distributor. Our suppliers are generally able to cancel orders or delay the delivery of products on short notice. If we are unable to obtain merchandise from one or more key suppliers on a timely basis or acceptable terms, or if there is a material change in our ability to obtain necessary merchandise, our results of operations could be adversely affected.
We rely on third-party manufacturers and component suppliers for all of our owned and licensed product
We do not own or operate any manufacturing facilities. We use third-party manufacturers and component suppliers to manufacture all of our owned and licensed products. Our business, prospects, results of operations, financial condition or cash flows could be materially adversely affected if our manufacturers or component suppliers were to experience problems with product quality, credit or liquidity issues, or disruptions or delays in the manufacturing process or delivery of the finished products or the raw materials or components used to make such products.
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
The risks of e-commerce retailing could hurt our results of operations
Business risks related to our Perfumania.com e-commerce business include our ability to keep pace with rapid technological change, any failure in our or any third-party processor’s security procedures and operational controls, failure or inadequacy in our or any third-party processor’s systems or ability to process customer orders, and the imposition of sales or other taxes by states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on our results of operations.
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
We are subject to risks related to our international operations
We operate on a global basis. The Company's products are sold in approximately 80 countries through a network of international distributors. Our international operations could be adversely affected by:
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
Furthermore, we have agreed that, in certain circumstances, we will register with the SEC the resale of certain shares of our common stock held by the Nussdorfs. They may require that, in the event of any marketing limitation on the number of shares included in an applicable registration statement, their shares be registered on a pro rata basis with shares being registered for parties that have obtained registration rights, in connection with providing financing to us. This may limit our ability to obtain financing in the future.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 2.	PROPERTIES
The Company’s principal executive offices and distribution center are located in Bellport, New York. The Company subleases 272,000 square feet of this 560,000 square foot facility and began using this space in December 2007. This warehouse houses goods for both the wholesale and retail segments. The space is leased through September 2027. As a result of the Parlux acquisition, we assumed a lease on a 199,000 square foot distribution center in Keasby, New Jersey that is leased through August 2015. This facility is currently used primarily for warehousing and distribution of owned and licensed brands.
We lease approximately 7,000 square feet of general office space, primarily for our marketing operations, in New York City under a lease that expires in February 2021. Also as a result of the Parlux acquisition, we assumed a lease on 19,000 square feet of administrative office space in Ft. Lauderdale, Florida that is leased through January 2016. An additional administrative office located in Sunrise, Florida is leased through December 2017 and is currently being marketed for sublease.
All of Perfumania’s retail stores are located in leased premises. As of February 2, 2013, the Company had a total of approximately 495,000 leased store square feet with an average store size of 1,446 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 14 to our consolidated financial statements for additional information with respect to our store leases.

ITEM 3.	LEGAL PROCEEDINGS
LITIGATION
Following the announcement of the Company's merger agreement with Parlux Inc. on December 23, 2011, several putative class action complaints were filed against the Company, Parlux Inc., the Parlux Inc. directors, and certain other related parties in state courts in Florida and Delaware. All such cases were dismissed or abandoned before the end of the fiscal year ended February 2, 2013.
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

FISCAL 2012	HIGH	LOW
First Quarter	$10.81	$8.31
Second Quarter	$9.01	$7.33
Third Quarter	$8.67	$5.50
Fourth Quarter	$6.75	$4.13

FISCAL 2011	HIGH	LOW
First Quarter	$13.17	$7.67
Second Quarter	$16.20	$9.72
Third Quarter	$19.50	$11.55
Fourth Quarter	$20.00	$9.75
As of April 25, 2013, there were 45 holders of record, which excluded common stock held in street name.

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
GENERAL
Management Overview
In April 2012, the Company acquired Parlux, further enhancing its position as a manufacturer, wholesale distributor and specialty retailer of fragrances and related products. The Company has merged some of Parlux's operations, including sales, marketing, finance and human resources, with its New York offices. Management will continue integrating the operations of Parlux over the next twelve months and expects to realize greater margins on fragrances licensed by Parlux and sold through the QFG, Perfumania and SOW divisions. Management also expects that the increased size of the Company will help obtain more and higher profile fragrance licenses, which will broaden the Company's product offerings and enhance revenue and gross margins. Management also anticipates that the Company will continue to realize operating synergies, resulting in reduced aggregate costs in distribution, promotional activities, administration and operations.
As discussed in Note 2 to the consolidated financial statements, for U.S. GAAP reporting, the accompanying results of operations and cash flows for fiscal 2012 contain Parlux's results beginning on April 18, 2012, the date of the acquisition.
During fiscal 2012, the Company also continued focusing on managing expenses, improving inventory turns at its retail stores and consignment locations and maximizing working capital. Management also continued to close underperforming Perfumania retail stores, while selectively opening new locations.
Net sales increased 8.4% from $493.5 million in fiscal 2011 to $534.8 million in fiscal 2012, due to increases in retail sales and wholesale sales. Of the $41.3 million increase in net sales, $7.5 is attributable to the fifty-third week in fiscal 2012. Retail sales increased 2.8% compared to the prior year as a result of increases in sales for both Perfumania and SOW, driven by increases in prices per unit as well as in customer traffic. Wholesale sales increased by 22.5% from the prior year primarily as a result of the Parlux acquisition.
Total gross profit increased 11.8% from $191.1 million in fiscal 2011 to $213.6 million in fiscal 2012, largely due to the Parlux acquisition.
Operating expenses increased 46.7% from $178.5 million in fiscal 2011 to $261.8 million in fiscal 2012. Included in operating expenses for fiscal 2012 and 2011 are $4.8 million and $2.3 million, respectively, of expenses related to the merger with Parlux. Also included in operating expenses are $8.1 million and $4.5 million of asset impairment and share-based compensation expense, respectively, in fiscal 2012. Asset impairment expense in fiscal 2011 was $1.1 million and share-based compensation expense was $0.1 million.
Including $9.4 million of interest expense, we realized a net loss of approximately $56.0 million in fiscal 2012 compared with a net income of $4.1 million in fiscal 2011.
The following table sets forth selected items from our consolidated statements of operations expressed as a percentage of total net sales for the periods indicated:

PERCENTAGE OF NET SALES

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
Total net sales	100.0%	100.0%
Total gross profit	39.9	38.7
Selling, general and administrative expenses	43.0	33.9
Asset impairment	1.5	0.2
Share-based compensation expense	0.8	—
Merger related expenses	0.9	0.5
Depreciation and amortization	2.7	1.6
Total operating expenses	48.9	36.2
(Loss) income from operations	(9.0)	2.5
Interest expense	1.8	1.6
(Loss) income before income taxes	(10.8)	0.9
Income tax (benefit) provision	(0.3)	0.1
Net (loss) income	(10.5%)	0.8%
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, deferred taxes and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of our financial statements.
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
Impairment of Long-Lived Assets
When events or changes in circumstances indicate that the carrying values of long-lived assets may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the assets to projected future undiscounted cash flows in addition to other quantitative and qualitative analyses. Inherent in this process is significant management judgment as to the projected cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Company recognizes an impairment loss as a charge against current operations. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for Perfumania retail assets are identified at the individual store level. Factors that could trigger an impairment review include a significant underperformance relative to expected historical or projected future operating results, a history of operating losses combined with negative future outlook, or a significant negative industry or economic trend. Judgments are also made as to whether future lease-renewal options will be exercised, lease-exit clauses will be exercised, negotiations for rent reductions with landlords will be successful and under-performing stores should be closed. Even if a decision has been made not to close an under-performing store, the assets at that store may be impaired.
Perfumania store asset impairment charges of approximately $2.8 million and $0.3 million for fiscal 2012 and 2011, respectively, and impairment charges on a building under a capital lease of approximately $5.3 million and $0.8 million for fiscal 2012 and 2011, respectively, are included in asset impairment on the accompanying consolidated statements of operations.
As the projection of future cash flows requires the use of judgments and estimates, if actual results are materially different than these judgments or estimates, additional charges could be necessary. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.
Accounting For Acquisitions, Intangible Assets and Goodwill
Under the accounting for business combinations, consideration paid in an acquisition is allocated to the underlying assets and liabilities, based on their respective estimated fair values. The excess of the consideration paid at the acquisition date over the fair values of the identifiable assets acquired or liabilities assumed is recorded as goodwill.
Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One area that requires more judgment is determining the fair value and useful lives of intangible assets. Because the fair value and the estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. For example, if we discontinue or experience a decline in the profitability of one or more of our brands, the value of the intangible assets associated with those brands or their useful lives may decline.
Our intangible assets consist of exclusive brand licenses, trademarks, tradenames, customer relationships, favorable leases and goodwill. The value of these assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. Goodwill and intangible assets with indefinite lives such as our Perfumania tradename are not amortized but rather assessed for impairment at least annually. We typically perform our annual impairment assessment during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable.
During the fourth quarter ended February 2, 2013, we completed our annual impairment assessment of the Perfumania tradename, brand licenses and goodwill with the assistance of a third party valuation firm. In assessing the fair value of this tradename, we utilized the income approach, based on the relief from royalty methodology. For goodwill, we elected to quantitatively test for impairment by comparing the book value of goodwill with the fair value of the reporting unit where our goodwill resides. We estimate the fair value of the reporting units using discounted cash flow and certain market value data. We also reviewed our other intangible assets with finite lives for impairment using the income approach.
We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual results may differ from these estimates. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required in fiscal 2012 as the estimated fair value exceeded the recorded carrying values.
We will continue to monitor and evaluate the expected future cash flows of our reporting units and the long-term trends of our market capitalization for the purposes of assessing the carrying value of our goodwill and indefinite-lived Perfumania tradename, other trademarks and intangible assets. If market and economic conditions deteriorate, this could increase the likelihood of future material noncash impairment charges to our results of operations related to our goodwill, indefinite-lived Perfumania tradename, or other trademarks and intangible assets.
Sales and Allowances for Sales Returns
Revenue from wholesale transactions is recorded when title passes. Wholesale revenue is recorded net of returns, discounts and allowances. Revenue from retail sales is recorded, net of discounts, at the point of sale for Perfumania stores, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. We record an estimate of returns, discounts and allowances, and review and refine these estimates on a regular basis based on current experience and trends.
As is customary in the prestige beauty business, we grant certain of our U.S. department store customers, subject to our authorization and approval, the right to either return product or to receive a markdown allowance for product that does not “sell through” to customers. At the time of sale, we record a provision for estimated product returns or markdowns based on our level of sales, historical “sell through” and projected experience with product returns, current economic trends and changes in assessment of customer demand. We make detailed estimates at the product and customer level, which are then aggregated to arrive at a consolidated provision for product returns and markdowns and are reviewed periodically as facts and circumstances warrant. Such provisions and markdown allowances are recorded as a reduction of net sales. Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is reasonably likely that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales are made to prestige department stores and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. Sales returns generally follow seasonal gift-giving periods such as Mother's/Father's Day and Christmas. In addition, the global economic downturn of the past few years has also led retailers to reduce inventory levels, thereby increasing returns after the major gift-giving seasons.
Valuation of Deferred Tax Assets
Accounting guidance requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that a portion of these assets will not be realized. The guidance also prescribes a comprehensive model for the financial statement recognition, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carry-forward periods available to us for tax reporting purposes and other relevant factors. The range of possible judgments relating to the valuation of our deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable. Significant differences between future experience and that which was projected in calculating deferred tax assets could result in material additional adjustments to our deferred tax assets and income tax expense.
FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011
Net Sales:
We recognized net sales of $534.8 million in fiscal 2012, an increase of 8.4% from the $493.5 million recorded in fiscal 2011. The breakdown of sales between retail and wholesale was as follows:

	Fiscal Year Ended February 2, 2013	Percentage of Net Sales	Fiscal Year Ended January 28, 2012	Percentage of Net Sales	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$364,477	68.2%	$354,488	71.8%	$9,989	$—	$9,989	2.8%
Wholesale	170,302	31.8%	139,019	28.2%	31,283	39,873	(8,590)	(6.2%)
Total net sales	$534,779	100.0%	$493,507	100.0%	$41,272	$39,873	$1,399	0.3%
Net sales increased by 8.4% from $493.5 million in fiscal 2011 to $534.8 million in fiscal 2012. The increase in sales included an increase in retail sales of $10.0 million and an increase in wholesale sales of $31.3 million. The fifty-third week in fiscal 2012 resulted in $3.8 million and $3.7 million of retail and wholesale sales, respectively. Excluding the results of Parlux, net sales increased by $1.4 million.
Retail sales increased by 2.8% from $354.5 million in fiscal 2011 to $364.5 million in fiscal 2012. The increase was due to an increase in Perfumania’s retail sales of $8.0 million and an increase in SOW’s consignment sales of $2.0 million.
Perfumania’s retail sales increased by 2.8% from $282.8 million in 2011 to $290.8 million in fiscal 2012. The average number of stores operated was 344 in fiscal 2012 compared with 347 in fiscal 2011. Perfumania’s comparable store sales increased by 0.6% during fiscal 2012. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2012 increased by 6.2% from fiscal 2011 primarily due to increases in selling prices of some products, and the total number of units sold increased by 1.7%. The increase in the number of units sold was due primarily to the additional week included in fiscal 2012 compared with fiscal 2011, as discussed earlier, which resulted in $3.0 million of additional sales.
SOW’s consignment sales increased from $71.7 million in fiscal 2011 to $73.7 million in fiscal 2012. The increase in SOW’s net sales is due primarily to an increase in sales by SOW's largest customer offset by the loss of two consignment customers during fiscal 2012.
Excluding the results of Parlux, the decrease in wholesale sales of $8.6 million is the result of less product availability for QFG and less customer demand during fiscal 2012 compared with the prior year.
Cost of Goods Sold:
Cost of goods sold, which includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges, increased 6.2% from $302.4 million in fiscal 2011 to $321.2 million in fiscal 2012. The breakdown between wholesale and retail was as follows:

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$206,099	$197,800	$8,299	$—	$8,299	4.2%
Wholesale	115,073	104,565	10,508	22,702	(12,194)	(11.7%)
Total cost of goods sold	$321,172	$302,365	$18,807	$22,702	$(3,895)	(1.3%)

The increase in cost of goods sold was due to an increase in wholesale sales and an increase in retail sales. During fiscal 2012, Parlux's cost of goods sold was increased by approximately $4.0 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. This will impact future quarters until the remaining fair market value purchase accounting adjustment of approximately $10.2 million is expensed. Excluding the results of Parlux, the decrease in cost of goods sold was due to lower sales by QFG as discussed above and lower cost on fragrances licensed by Parlux and sold by QFG, Perfumania and SOW divisions, offset by higher retail cost of goods sold.
Gross Profit:
Gross profit increased 11.8% from $191.1 million in fiscal 2011 to $213.6 million in fiscal 2012. Excluding the results of Parlux, gross profit increased by $5.3 million or 2.8%.

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$158,378	$156,688	$1,690	$—	$1,690	1.1%
Wholesale	55,229	34,454	20,775	17,171	3,604	10.5%
Total gross profit	$213,607	$191,142	$22,465	$17,171	$5,294	2.8%

Gross profit percentages for the same periods were:

	For the year ended
	February 2, 2013	January 28, 2012
Retail	43.5%	44.2%
Wholesale	32.4%	24.8%
Gross profit margin	39.9%	38.7%

The increase in gross profit resulted from an increase in retail gross profit by both Perfumania and SOW and an increase in wholesale gross profit due primarily to the acquisition of Parlux.
Perfumania’s retail gross profit for fiscal 2012 increased by 0.5% to $129.7 million compared with $129.1 million in 2011. For these same periods, Perfumania’s retail gross margins were 44.6% and 45.6%, respectively.
Wholesale gross profit percentage increased from 24.8% during fiscal 2011 to 32.4% during fiscal 2012. Excluding the results of Parlux, gross profit percentage during fiscal 2012 was 29.2%. During fiscal 2012, Parlux's gross profit was reduced by approximately $4.0 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. This will impact future quarters until the remaining fair market value purchase accounting adjustment of approximately $10.2 million is expensed.
Operating Expenses:
Operating expenses increased 46.7% from $178.5 million in fiscal 2011 to $261.8 million in fiscal 2012.
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, and other administrative expenses. The breakdown of operating expenses was as follows:

	For the year ended
	($ in thousands)
	February 2, 2013	January 28, 2012	Percentage Increase (Decrease)
Selling, general and administrative	$230,075	$167,206	37.6%
Asset impairment	8,106	1,141	610.4%
Share-based compensation expense	4,547	142	3,102.1%
Merger related expenses	4,837	2,267	113.4%
Depreciation and amortization	14,251	7,713	84.8%
Total operating expenses	$261,816	$178,469	46.7%
(Loss) income from operations	$(48,209)	$12,673	(480.4%)
Selling, general and administrative expenses were $230.1 million in fiscal 2012 compared with $167.2 million in fiscal 2011. Excluding the results of Parlux, selling, general and administrative expenses increased by $9.0 million. Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $1.0 million and $0.7 million for fiscal 2012 and fiscal 2011, respectively. These service agreements are described in Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K.
Impairment charges of $8.1 during fiscal 2012 consists of $2.8 relating to long-lived assets at certain underperforming Perfumania retail stores and $5.3 for a capital lease on a building. We recorded similar charges of $0.3 million for Perfumania retail store long-lived assets and $0.8 million for the capital lease in fiscal 2011.
Share-based compensation expense of $4.5 million during fiscal 2012 represents the expense incurred on stock options granted during the period.
Merger related expenses during fiscal 2012 and 2011 consist mainly of investment banking and legal fees incurred for the Parlux acquisition which closed in April 2012.
Depreciation and amortization was approximately $14.3 million in fiscal 2012, compared to $7.7 million in fiscal 2011. Approximately $6.3 million of amortization expense in fiscal 2012 relates to amortization on identifiable intangible assets acquired as a result of the acquisition of Parlux.
As a result of the foregoing, we recognized loss from operations in fiscal 2012 of approximately $48.2 million compared to income from operations in fiscal 2011 of $12.7 million.

Other Expenses:

	For the year ended
	($ in thousands)
	February 2, 2013	January 28, 2012	Percentage Increase
Interest expense	$9,356	$7,824	19.6%
Interest expense was approximately $9.4 million for fiscal 2012 compared with approximately $7.8 million in fiscal 2011. The increase in interest expense is due to a higher average outstanding balance on the Company's revolving credit facility, as well as a higher overall average outstanding balance on the Company's notes payable to affiliates during fiscal 2012 compared with fiscal 2011.
Income Tax (Benefit) Provision:

	For the year ended
	($ in thousands)
	February 2, 2013	January 28, 2012	Percentage Decrease
Income tax (benefit) provision	$(1,552)	$718	(316.2%)
Our effective tax rate for fiscal 2012 was a benefit of 2.7% compared with 14.8% for fiscal 2011. In fiscal 2012, the effective tax rates differed from our Federal statutory rates primarily due to changes in our valuation allowances and net operating loss adjustments and expirations.
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
Net (Loss) Income
As a result of the foregoing, we realized a net loss of approximately $56.0 million in fiscal 2012, compared to net income of $4.1 million in fiscal 2011.
LIQUIDITY AND CAPITAL RESOURCES
Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, information systems enhancements, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through cash flows from operations, borrowings under the respective revolving credit facilities and notes payable to affiliates. Our operations have historically been seasonal, with higher sales occurring from September to December each year. Wholesale sales are stronger during the months of September through November, since retailers place orders in anticipation of the holiday season, while retail sales are the greatest in December. We experience seasonality in our working capital, as our accounts receivable and inventory levels normally peak from August to November. Our working capital borrowings are also seasonal, and our borrowings under our Senior Credit Facility are normally highest in the months of October and November.
The Senior Credit Facility is a $225 million revolving secured credit facility with a syndicate of banks, which is used for our general corporate purposes and those of our subsidiaries, including working capital. Revolving loans under the Senior Credit Facility may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible credit card receivables, a specified percentage of the borrowers’ eligible trade receivables and a specified percentage of the borrowers’ eligible inventory from time to time, which may be reduced by the lender in its reasonable discretion. The Senior Credit Facility also includes a sub-limit of $25 million for letters of credit and a sub-limit of $25 million for swing line loans (that is, same-day loans from the lead or agent bank). The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and our other subsidiaries have guaranteed all of their obligations. The Company and its subsidiaries are required to maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. At February 2, 2013, we were in compliance with all financial and operating covenants under the Senior Credit Facility and we had borrowing availability of $49.5 million, based on the borrowing base at that date. We also have a number of unsecured notes payable outstanding to certain family trusts of members of the Nussdorf family that in aggregate total $125.4 million of principal. No payments of principal may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility, although interest payments are permitted under certain conditions, including the Company's maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the Senior Credit Facility, of 1.1:1.0. Further information about the Senior Credit Facility and these notes payable to affiliates is included in Note 9 to the consolidated financial statements included in Item 8 of this Form 10-K. During fiscal 2012, the Company obtained financing for the cash portion of the consideration payable in the Parlux merger from two sources. First, we used borrowings under the Senior Credit Facility of $32.1 million to fund a portion of the merger consideration and approximately $3.5 million to fund costs of the merger and related transactions. Second, we borrowed a total of $30 million from the Nussdorf family trusts described above, which amount is subordinated to the Senior Credit Facility on the same basis as the Company's existing indebtedness to the trusts.
Cash provided by (used in) operating activities primarily represents (loss) income before depreciation and noncash charges and after changes in working capital. Working capital is significantly impacted by changes in accounts receivable, inventory and accounts payable. The $41.3 million decrease in cash flows from operations in fiscal 2012 as compared to fiscal 2011 was primarily due to the net loss for fiscal 2012 compared with the net income in fiscal 2011 and changes in working capital. Our accounts receivables decreased in fiscal 2012 due to lower wholesale sales in fiscal 2012 compared to fiscal 2011. Inventory levels decreased in fiscal 2012 due to an effort by management to optimize and reduce inventory levels resulting in lower inventory purchases, and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments.
Our purchases from related parties (described in detail in Note 7 to our consolidated financial statements) are generally payable in 90 days; however due to the seasonality of our business, these terms are generally extended.
Net cash used in investing activities was approximately $52.0 million in fiscal 2012, compared to $4.0 million in fiscal 2011. Fiscal 2012 investing activities primarily related to the payment of $62.1 million to acquire Parlux, net of Parlux's $17.1 million cash on hand. During fiscal 2012, we renovated 36 existing Perfumania stores, opened 20 new stores and relocated 3 stores. At February 2, 2013, Perfumania operated 342 stores. We plan to open a minimum of 10 stores in fiscal 2013 and plan to close approximately 10 stores. We anticipate spending approximately $16 million in fiscal 2013 on capital expenditures, which will be used primarily for information technology enhancements, including the planned purchase and implementation of a new fully integrated Enterprise Resource Planning ("ERP") system, and also Perfumania new store construction and remodels. The deployment of the ERP system is anticipated to occur in phases over a multi-year schedule, and the inception of the project and timing of the roll-out is subject to change based on various factors. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change.
Net cash provided by financing activities during fiscal 2012 was approximately $60.2 million, primarily because of the $32.1 million borrowed under our Senior Credit Facility, net of cash and cash equivalents acquired from Parlux and the $30 million borrowed from affiliates to fund the cash paid for Parlux, compared with net cash used in financing activities of approximately $29.4 million in fiscal 2011.
A summary of our cash flows for fiscal 2012 and fiscal 2011 is as follows (in thousands):

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
Summary Cash Flow Information:
Cash (used in) provided by operating activities	$(7,368)	$33,922
Cash used in investing activities	(52,037)	(4,044)
Cash provided by (used in) financing activities	60,170	(29,432)
Increase in cash	765	446
Cash and cash equivalents at beginning of year	1,682	1,236
Cash and cash equivalents at end of year	$2,447	$1,682
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
SIGNIFICANT CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s significant contractual obligations at February 2, 2013. Certain of these contractual obligations are reflected in our consolidated balance sheet at February 2, 2013, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$61,071	$—	$61,071	$—	$—
Notes payable-affiliate (1)	125,366	—	125,366	—	—
Capital lease obligations	6,725	1,454	2,728	2,543	—
Operating lease obligations (2)	170,588	30,292	50,696	37,158	52,442
Minimum royalty obligations (3)	52,932	11,991	22,600	15,571	2,770
Minimum advertising and promotional spending obligations (3)	133,429	22,927	60,345	39,949	10,208
	$550,111	$66,664	$322,806	$95,221	$65,420

(1)	This balance represents principal only as the interest rate is variable and accrues on outstanding balances which vary throughout the year.

(2)	Excludes any amounts related to maintenance, taxes, insurance and other charges payable under operating lease agreements due to the future variability of these amounts.

(3)
Obligations under license agreements require royalty payments and required advertising and promotional spending levels for our products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Minimum guaranteed royalty payments and required minimums for advertising and promotional spending have been included in the table above. Actual royalty payments and advertising and promotional spending could be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected above.

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
The financial information and the supplementary data required in response to this Item are as follows:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Perfumania Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Perfumania Holdings, Inc. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Perfumania Holdings Inc.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. as of February 2, 2013 and January 28, 2012 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York
May 3, 2013

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	February 2, 2013	January 28, 2012
ASSETS:
Current assets:
Cash and cash equivalents	$2,447	$1,682
Accounts receivable, net of allowances of $753 and $775, as of February 2, 2013 and January 28, 2012, respectively	20,417	17,671
Inventories	271,881	216,850
Prepaid expenses and other current assets	22,485	11,383
Total current assets	317,230	247,586
Property and equipment, net	20,060	24,493
Goodwill	38,769	—
Intangible and other assets, net	43,545	14,676
Total assets	$419,604	$286,755
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$44,640	$29,838
Accounts payable-affiliates	959	10,899
Accrued expenses and other liabilities	33,746	20,908
Current portion of obligations under capital leases and other long-term debt	874	1,129
Total current liabilities	80,219	62,774
Revolving credit facility	61,071	30,057
Notes payable-affiliates	125,366	95,366
Long-term portion of obligations under capital leases	4,017	1,616
Other long-term liabilities	45,809	32,145
Total liabilities	316,482	221,958
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of February 2, 2013 and January 28, 2012, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares and 20,000,000 shares authorized; 16,242,982 shares and 9,868,267 shares issued and outstanding as of February 2, 2013 and January 28, 2012, respectively	163	99
Additional paid-in capital	219,618	125,344
Accumulated deficit	(108,082)	(52,069)
Treasury stock, at cost, 898,249 shares as of February 2, 2013 and January 28, 2012	(8,577)	(8,577)
Total shareholders’ equity	103,122	64,797
Total liabilities and shareholders’ equity	$419,604	$286,755

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Net sales	$534,779	$493,507
Cost of goods sold	321,172	302,365
Gross profit	213,607	191,142
Operating expenses:
Selling, general and administrative expenses	230,075	167,206
Asset impairment	8,106	1,141
Share-based compensation expense	4,547	142
Merger related expenses	4,837	2,267
Depreciation and amortization	14,251	7,713
Total operating expenses	261,816	178,469
(Loss) income from operations	(48,209)	12,673
Interest expense	9,356	7,824
(Loss) income before income tax (benefit) provision	(57,565)	4,849
Income tax (benefit) provision	(1,552)	718
Net (loss) income	$(56,013)	$4,131
Net (loss) income per common share:
Basic and diluted	$(4.02)	$0.46

Weighted average number of common shares outstanding:
Basic	13,941,075	8,967,666
Diluted	13,941,075	9,028,235

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 30, 2011	9,865,000	$99	$125,186	$(56,200)	898,249	$(8,577)	$60,508
Share-based compensation expense	—	—	142	—	—	—	142
Exercise of stock options	3,267	—	16	—	—	—	16
Net income	—	—	—	4,131	—	—	4,131
Balance at January 28, 2012	9,868,267	99	125,344	(52,069)	898,249	(8,577)	64,797
Share-based compensation expense	—	—	4,547	—	—	—	4,547
Exercise of stock options	60,587	1	227	—	—	—	228
Issuance of common stock for April 18, 2012 acquisition of Parlux	6,314,128	63	59,162	—	—	—	59,225
Issuance of stock options and warrants for April 18, 2012 acquisition of Parlux	—	—	30,338	—	—	—	30,338
Net loss	—	—	—	(56,013)	—	—	(56,013)
Balance at February 2, 2013	16,242,982	$163	$219,618	$(108,082)	898,249	$(8,577)	$103,122
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended	Fiscal Year Ended
	February 2, 2013	January 28, 2012
Cash flows from operating activities:
Net (loss) income	$(56,013)	$4,131
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Asset impairment	8,106	1,141
Loss on disposal of property and equipment	321	249
Depreciation and amortization	14,251	7,713
Amortization of deferred financing costs	899	899
Provision for losses on accounts receivable	203	232
Share-based compensation	4,547	142
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	6,319	2,402
Inventories	5,934	7,795
Prepaid expenses and other assets	(12,017)	(1,231)
Accounts payable	(1,230)	4,049
Accounts payable-affiliates	2,035	(3,888)
Accrued expenses and other liabilities, and other long-term liabilities	19,277	10,288
Net cash (used in) provided by operating activities	(7,368)	33,922
Cash flows from investing activities:
Additions to property and equipment	(7,088)	(4,044)
Payment to acquire Parlux, net of Parlux cash on hand of $17,114	(44,949)	—
Net cash used in investing activities	(52,037)	(4,044)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	31,014	(27,822)
Payments on affiliated notes payable	—	(373)
Borrowings under affiliated notes payable to fund Parlux acquisition	30,000	—
Principal payments under capital lease obligations	(1,072)	(1,107)
Payments of long-term debt and other	—	(146)
Proceeds from exercise of stock options	228	16
Net cash provided by (used in) financing activities	60,170	(29,432)
Net increase in cash and cash equivalents	765	446
Cash and cash equivalents at beginning of year	1,682	1,236
Cash and cash equivalents at end of year	$2,447	$1,682

Supplemental Information:
Cash paid during the period for:
Interest	$3,183	$1,729
Income taxes	$327	$853
Noncash investing and financing activities:
Fair value of equity consideration given to acquire Parlux	$89,563	$—
Acquisition of equipment under capital lease	$—	$245
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
Perfumania Holdings, Inc. (“the Company”) a Florida corporation, is an independent, national vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through six wholly-owned operating subsidiaries, Perfumania, Inc. (“Perfumania”), Quality King Fragrances, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), Perfumania.com, Inc. (“Perfumania.com”), Parlux Fragrances, LLC (“Parlux”) and Five Star Fragrances, Inc. (“Five Star”). See Note 2 of these consolidated financial statements for discussion on the acquisition of Parlux.
The Company's wholesale business includes QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Wal-Mart, Walgreens, Kohl's, Nordstrom Rack, Marshalls, Target, Ross Stores and CVS. The Company's manufacturing divisions include Parlux and Five Star, and the results of operations of both divisions are included in the Company's wholesale business. Parlux and Five Star both own and license designer and other fragrance brands that are sold to regional and national department stores, international distributors, by QFG and through the Company's retail business which is discussed below. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and which is sold exclusively in Perfumania's retail stores. All manufacturing operations of Parlux and Five Star are outsourced.
The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) Perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of February 2, 2013, Perfumania operated a chain of 342 retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States, Puerto Rico and the United States Virgin Islands. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including more than 1,200 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Steinmart and K&G.
There were no customers who accounted for more than 10% of net sales in fiscal 2012 or 2011.

NOTE 2 - ACQUISITION OF PARLUX
On April 18, 2012, pursuant to the Agreement and Plan of Merger, dated as of December 23, 2011 (the “Merger Agreement”), by and among Perfumania, Parlux Fragrances, Inc., a Delaware corporation ("Parlux Inc."), and PFI Merger Corp., a Delaware corporation and wholly owned subsidiary of Perfumania (“Merger Sub”), Perfumania acquired all of the outstanding shares of Parlux Inc. common stock via a merger of Parlux Inc. with Merger Sub, with Parlux Inc. surviving the merger. Parlux Inc. was then merged into PFI Merger Sub I, LLC, which survived this second merger as a wholly owned subsidiary of Perfumania and changed its name to Parlux Fragrances, LLC ("Parlux"). We refer to these two transactions as the “merger.” The merger was consummated following the approval and adoption of the Merger Agreement by Parlux Inc.'s shareholders and the approval by Perfumania shareholders of the issuance of shares of Perfumania common stock to the Parlux Inc.'s shareholders pursuant to the Merger Agreement. Trading in Parlux Inc.'s common stock on the Nasdaq Stock Market terminated after market close on April 18, 2012.
The accompanying consolidated financial statements include the results of operations and cash flows for Parlux beginning on April 18, 2012. Parlux is not considered a separate segment for financial reporting purposes. Total net sales of $39.9 million excluding $38.1 million of inter-company sales at cost are attributable to Parlux and are included in the Company's consolidated statement of operations for the fiscal year ended February 2, 2013.
Under the terms of the Merger Agreement, each share of Parlux Inc.'s common stock issued and outstanding immediately before the merger was cancelled and converted into the right to receive either (i) 0.533333 shares of Perfumania common stock or (ii) 0.20 shares of Perfumania common stock plus $4.00 in cash, depending on the elections made by Parlux Inc.'s shareholders, without proration or other adjustments. Parlux Inc.'s shareholders received cash for any fractional shares of Perfumania common stock which they might otherwise have received in the merger. As a result, Perfumania issued approximately 6.014 million shares of its common stock and paid approximately $62.1 million in cash to the former Parlux Inc. shareholders in the merger. The Perfumania shares issued to Parlux Inc.'s shareholders represented approximately 40% of Perfumania's issued and outstanding common stock after the merger.

The cash portion of the merger consideration was financed through a combination of $32.1 million that Perfumania borrowed under Perfumania's Senior Credit Facility and $30 million that a Perfumania subsidiary borrowed from family trusts of the Nussdorf family, its principal shareholders, each on April 18, 2012. These borrowings, the Senior Credit Facility and the Nussdorf Trusts are described in greater detail in Note 9.
Each outstanding and unexercised option to purchase shares of Parlux Inc.'s common stock under Parlux Inc.'s equity-based compensation plans was assumed by Perfumania and converted into an option to purchase a number of shares of Perfumania common stock, at an exercise price, determined by applying the merger exchange ratio. In addition, subject in some cases to the terms of existing executive employment agreements, (a) the vesting schedule of each assumed option was accelerated by one year, (b) an assumed stock option will vest immediately if the holder's employment by Perfumania is terminated before the first anniversary of the merger closing either (i) by Perfumania other than for cause or (ii) by the holder with good reason, and (c) the period for exercising each assumed stock option following termination of employment is extended to 90 days. Perfumania also assumed an outstanding warrant held by one of Parlux Inc.'s directors, which was exercisable for 5,333 shares of Perfumania common stock at $3.38 per share. This warrant was exercised subsequent to the fiscal year ended February 2, 2013.
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
Glenn Nussdorf, a principal shareholder of Perfumania, owned approximately 9.9% of the outstanding common stock of Parlux Inc. before the merger. In addition, Perfumania has purchased merchandise from Parlux Inc. for about 20 years and was one of Parlux's largest customers. See further discussion at Note 7.
The merger has been accounted for using the acquisition method of accounting, which requires, among other things, that the assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. No material assets or liabilities arose from contingencies recognized at the acquisition date. A single estimate of fair value results from a complex series of judgments about future events and uncertainties and relies heavily on estimates and assumptions. The Company's judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact its results of operations.The following tables summarize the purchase price and the assets acquired and liabilities assumed as of the acquisition date at estimated fair value:

(in thousands except price per share)
Proceeds from Senior Credit Facility		$32,062
Proceeds from notes payable to affiliates		30,000
Total cash consideration		62,062

Total shares of Perfumania common stock issued (1)	6,314
Perfumania price per share, April 18, 2012	$9.38	59,225

Fair value of Perfumania stock options and warrants issued		30,338

Total purchase price		$151,625

(1) Includes 300 shares issued pursuant to various licensing agreements

(in thousands)
Cash	$17,114
Accounts receivable	21,242
Inventories	60,966
Other current assets	10,841
Property and equipment	1,107
Other non-current assets	167
Identified intangible assets	24,676
Goodwill	38,769
Accounts payable	(16,032)
Deferred tax liabilities	(3,239)
Other liabilities assumed	(3,986)
Net assets acquired	$151,625

Identifiable intangibles were acquired as a result of the acquisition of Parlux Inc., which are being amortized as follows:
•Customer relationships: amortized on a straight-line basis based on the expected period of benefit.

•	License agreements: amortized on a straight-line basis over their useful lives based on the terms of the respective license agreements.
Amortization expense for these identified intangible assets was $6.3 million for the fiscal year ended February 2, 2013, and is included in depreciation and amortization expense on the accompanying consolidated statements of operations.
Estimated aggregate amortization expense for the five succeeding years and thereafter for identified intangible assets created as a result of the acquisition is as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$5,645
2014	4,366
2015	3,820
2016	1,354
2017	861
Thereafter	2,298
$18,344
The following table is a summary of the fair value estimates of the acquired identifiable intangible assets and weighted-average useful lives as of the acquisition date.

	Estimated fair value of asset (in thousands)	Weighted-average useful life (in years)
Customer relationships	$5,171	10.0
License agreements	19,505	3.2
Total	$24,676	4.0

Goodwill in the amount of $38.8 million was recorded as a result of the acquisition of Parlux Inc. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. Goodwill will not be amortized, but will be tested for impairment at least annually. None of the goodwill is deductible for tax purposes.
The unaudited pro forma results presented below include the effects of the Parlux Inc. acquisition as if it had been consummated as of January 30, 2011. The pro forma results include the amortization associated with the acquired intangible assets. In addition, the pro forma results do not include any anticipated synergies, operating efficiencies or cost savings or other expected benefits of the acquisition or any integration costs. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 30, 2011.

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
	(in thousands, except per share data)
Net sales	$554,648	$580,597
Net loss	(53,501)	(28,690)
Net loss per share - basic	$(2.64)	$(1.88)
Net loss per share - diluted	(2.64)	(1.88)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:
FISCAL YEAR END
The Company’s fiscal year end ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner consistent with general retail reporting practices and the financial reporting needs of the Company. In the accompanying Notes, fiscal 2012 refers to the fiscal year beginning January 29, 2012 and ending February 2, 2013 and fiscal 2011 refers to the fiscal year beginning January 30, 2011 and ending January 28, 2012. Fiscal 2012 contained 53 weeks, with the additional week occurring in the fourth quarter, while fiscal 2011 contained 52 weeks.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to current year presentation.
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
PROPERTY AND EQUIPMENT
Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation for property and equipment, which includes assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including one stated renewal period that is reasonably assured, or the estimated useful lives of the improvements, generally ten years, with the exception of the improvements on the corporate office and warehouse in Bellport, New York which has a lease term of 20 years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are reflected in operations. See Note 6.
GOODWILL AND INTANGIBLE ASSETS
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other indefinite-lived intangible assets principally consist of license agreements, tradenames and customer relationships. Goodwill is allocated and evaluated at the reporting unit level which is at the Company's operating segment level. All Goodwill has been allocated to the Company's wholesale segment.
Goodwill and other intangible assets with indefinite lives are not amortized, but rather are evaluated for impairment annually during the Company's fourth quarter or whenever events or changes in circumstances indicate that their carrying amount may not be recoverable. Impairment testing for goodwill is performed in two steps: (i) the determination of possible impairment, based upon the fair value of a reporting unit as compared to its carrying value; and (ii) if there is a possible impairment indicated, this step measures the amount of impairment loss, if any, by comparing the implied fair value of goodwill with the carrying amount of that goodwill. The fair values of indefinite-lived intangible assets are estimated and compared to their respective carrying values.
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

LOYALTY REWARDS PROGRAM
During fiscal 2011, Perfumania launched a customer loyalty rewards program which allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Perfumania stores or Perfumania.com website. Certificates expire sixty days from the date of issuance. The value of points earned by our loyalty rewards program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned. Revenue is recognized when a certificate is redeemed by the customer or a certificate expires. The value of points accrued as of February 2, 2013 was not material.
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
SALES AND ALLOWANCES
Allowances for sales returns are estimated and recorded as a reduction of sales based on our historical and projected return patterns and considering current external factors and market conditions. Allowances provided for advertising, marketing and tradeshows are recorded as selling expenses since they are costs for services received from the customer which are separable from the customer’s purchase of the Company’s products. Accruals and allowances are estimated based on available information including third party and historical data.
COST OF GOODS SOLD
Cost of goods sold include the cost of merchandise sold, inventory valuation writedowns, inventory shortages, damages and freight charges.
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll and related benefits for the Company's store operations, field management, distribution center, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for the Company's stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, professional fees and other administrative expenses.
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

GAAP prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. See further discussion at Note 8.
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
Basic and diluted net (loss) income per common share are computed as follows:

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
	($ in thousands, except share amounts)
Net (loss) income - basic and diluted	$(56,013)	$4,131
Denominator:
Weighted average number of common shares - basic	13,941,075	8,967,666
Incremental shares from assumed exercise of equity based awards	—	60,569
Weighted average number of common shares - diluted	13,941,075	9,028,235
Basic and diluted (loss) income per common share	$(4.02)	$0.46
In fiscal 2012 and 2011, 7,548,978 and 1,510,500 potential shares of common stock, respectively, relating to stock option awards and warrants were excluded from the diluted loss per share calculation, as the effect of including these potential shares was antidilutive due to the net loss reported in fiscal 2012 and because the exercise prices were greater than the average market price for fiscal 2011.
ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analyses, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Note 6 for a discussion of impairment charges for long-lived assets recorded in fiscal 2012 and 2011.
SHARE-BASED COMPENSATION
Share-based compensation expense is recognized on a straight-line basis over the requisite service period. The Company estimates the fair value of stock options granted using the Black-Scholes option valuation model. See further discussion at Note 12.
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

ADVERTISING AND PROMOTIONAL COSTS
Advertising and promotional costs for fiscal 2012 and fiscal 2011 was approximately $34.3 million and $4.7 million, respectively, and is charged to expense when incurred.
RENT EXPENSE
The Company leases retail stores as well as offices and distribution centers under operating leases. Minimum rental expenses are recognized over the term of the lease on a straight-line basis. For purposes of recognizing minimum rental expenses, the Company uses the date when possession of the leased space is taken from the landlord, which includes a construction period of approximately two months prior to store opening. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in accrued expenses on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations.
Certain leases provide for contingent rents, which are primarily determined as a percentage of gross sales in excess of specified levels and are not measurable at inception. The Company records a liability in accrued expenses on the consolidated balance sheets and the corresponding rent expense when specified levels have been achieved.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2012, the Financial Accounting Standards Board (“FASB”) issued updated guidance on the periodic testing of indefinite-lived intangible assets for impairment. This guidance provides companies the option to first assess qualitative factors to determine if it is more likely than not that an indefinite-lived intangible asset is impaired and whether it is necessary to perform an annual quantitative impairment test. This guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of this guidance is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.
In February 2013, the FASB issued updated guidance that requires enhanced disclosures around the amounts reclassified out of accumulated other comprehensive income. The amendments do not change the requirements for reporting net income or other comprehensive income. The guidance requires an entity to present information about significant reclassifications out of accumulated other comprehensive income and their corresponding effects on the respective line items in net income. The guidance is effective for annual and interim reporting periods beginning after December 15, 2012. The adoption of this guidance is not expected to have an impact on the Company's consolidated results of operations, financial position or cash flows.

NOTE 4 - INVENTORIES
Inventories consisted of the following (in thousands):

	February 2, 2013	January 28, 2012
Raw materials and work in process	$27,915	$2,755
Finished goods	243,966	214,095
	$271,881	$216,850

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at February 2, 2013 resulted from the April 18, 2012 acquisition of Parlux Inc. (see Note 2). There was no recorded goodwill as of January 28, 2012.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying consolidated balance sheets as of February 2, 2013 and January 28, 2012:

		February 2, 2013			January 28, 2012
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$—	$—	$—
Tradenames	7-20	9,408	6,754	2,654	9,408	6,381	3,027
Customer relationships	10	5,171	431	4,740	—	—	—
Favorable leases	7	886	485	401	886	359	527
License agreements	1-6	19,505	5,901	13,604	—	—	—
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$82,239	$13,571	$68,668	$18,794	$6,740	$12,054

In accordance with GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $6.7 million and $0.5 million for fiscal years 2012 and 2011, respectively. The estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
2013	$6,121
2014	4,842
2015	4,296
2016	1,725
2017	1,211
Thereafter	3,204
$21,399

NOTE 6 - PROPERTY AND EQUIPMENT
Property and equipment consisted of (in thousands):

	February 2, 2013	January 28, 2012	Estimated Useful Lives (In Years)
Buildings and improvements	$22,213	$27,040	Lesser of useful life or lease term
Furniture and fixtures	24,704	22,460	5-7
Machinery and equipment	5,996	4,561	3-7
	52,913	54,061
Less:
Accumulated depreciation	(32,853)	(29,568)
	$20,060	$24,493
Depreciation and amortization expense on property and equipment for fiscal 2012 and fiscal 2011 was $7.6 million and $7.2 million, respectively which included depreciation expense relating to building and equipment under capital leases of $0.5 million for both fiscal 2012 and 2011. Accumulated depreciation for building and equipment under capital leases was $0.2 million as of February 2, 2013 and $1.5 million at January 28, 2012. Net assets under capital leases were $0.2 million and $2.7 million at February 2, 2013 and January 28, 2012, respectively.
During fiscal 2012 and 2011, the Company recorded noncash impairment charges of approximately $2.8 million and $0.3 million, respectively, to reduce the net carrying value of certain retail store assets (primarily leasehold improvements) to their estimated fair value, which was determined based on discounted expected future cash flows. Lower than expected operating cash flow performance relative to the affected assets and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable. The Company also recorded noncash impairment charges of $5.3 million and $0.8 million on a building under a capital lease during the fourth quarters of fiscal 2012 and 2011, respectively, due to changes in anticipated sublease revenue. These asset impairment charges are included in asset impairment in the accompanying consolidated statements of operations.
See Note 14 for further discussion of capital leases.

NOTE 7 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.5%, of the total number of shares of the Company’s common stock as of February 2, 2013, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.
See Note 9 for a discussion of notes payable to affiliates.
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
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC, ("Cloudbreak") a manufacturer and distributor of prestige fragrances. In fiscal 2010 and 2012, the Company began purchasing merchandise from the Lighthouse Companies and Cloudbreak, respectively. Glenn Nussdorf also has an ownership interest in Ricky's, a retailer specializing in fashion accessories, cosmetics and beauty supplies. During the last two quarters of fiscal 2011, the Company purchased various beauty accessories from Ricky's. In fiscal 2009 and fiscal 2010, the Company also purchased merchandise from Quality King.

Our wholly owned subsidiary, Parlux, sold a number of its products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.4%, of the total number of shares of the Company's common stock as of February 2, 2013, excluding shares issuable upon conversion of certain warrants. There were no sales to Jacavi from April 18, 2012, the date Parlux was acquired, through February 2, 2013. There was no accounts receivable balance from Jacavi as of February 2, 2013. During fiscal 2012, Perfumania purchased merchandise from Jacavi. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying consolidated balance sheets. Transactions for merchandise purchases with these related companies during fiscal 2012 and 2011 were as follows:

	Total Purchases Fiscal Year Ended February 2, 2013		Total Purchases Fiscal Year Ended January 28, 2012	Balance Due February 2, 2013		Balance Due January 28, 2012

Parlux	$6,771	(1)	$44,059	$—	(2)	$10,476
Lighthouse Companies	10,925		11,113	868		128
Jacavi Beauty Supply, LLC	3,658		—	1		—
Ricky's	—		218	(23)		11
Cloudbreak Holdings, LLC	335		—	103		—
	$21,689		$55,390	$949		$10,615

(1)Represents purchases from Parlux Inc. prior to April 18, 2012, when the Company acquired Parlux.

(2)	Since the Company acquired Parlux on April 18, 2012, the balance due to Parlux was eliminated in consolidation as of February 2, 2013.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2012 and 2011, total payments to GSN for transportation services provided were less than $0.1 million and approximately $0.1 million, respectively. There was no balance due to GSN at February 2, 2013 or January 28, 2012.
Quality King occupies a leased 560,000 square foot facility in Bellport, New York. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of February 2, 2013, the monthly current sublease payments are approximately $213,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $2.5 million and $2.6 million during fiscal 2012 and 2011, respectively.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During fiscal 2012 and 2011, the expenses charged under these arrangements to the Company were $0.7 million in both years. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million and $0.3 million at February 2, 2013 and January 28, 2012, respectively.
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
In connection with the Parlux merger, on April 18, 2012, Parlux, Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement pursuant to the Proposal Agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the

Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties, none of which have yet been paid. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. Also, in connection with the Parlux merger, the Company issued warrants to purchase 3,199,972 shares of the Company's common stock to the Garcia Group and Artistic Brands, and warrants to purchase 5,333 shares of common stock to Glenn H. Gopman, a director of the Company, in exchange for warrants to purchase Parlux Inc. stock previously held by those parties.

NOTE 8 - ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Payroll and related	$6,945	$5,902
Customer allowances	4,943	4,351
Advertising, promotion and royalties	9,330	357
Taxes other than income taxes	1,622	2,087
Other	10,906	8,211
	$33,746	$20,908

NOTE 9 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following (in thousands):

	February 2, 2013	January 28, 2012
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$61,071	$30,057
Subordinated notes payable-affiliates	125,366	95,366
	186,437	125,423
Less current portion	—	—
Total long-term debt	$186,437	$125,423

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of February 2, 2013, the Company had $49.5 million of availability.
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
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of February 2, 2013, the interest rate on LIBOR Rate borrowings was 3.00% and the interest rate on base rate borrowings was 5.0%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of February 2, 2013.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $6.2 million and $4.9 million for fiscal 2012 and 2011, respectively, and is included in interest expense on the accompanying consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at February 2, 2013 and January 28, 2012 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $27.5 million and $21.4 million, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets as of February 2, 2013 and January 28, 2012, respectively.

NOTE 10 - INCOME TAXES
The income tax (benefit) provision is comprised of the following amounts (in thousands):

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
Current:
Federal	$—	$278
State and local	554	440
Foreign	—	—
	554	718
Deferred:
Federal	(19,667)	4,449
State and local	(2,696)	—
Foreign	—	190
	(22,363)	4,639
Income tax (benefit) provision	(21,809)	5,357
Less valuation allowance adjustment	20,257	(4,639)
Income tax (benefit) provision	$(1,552)	$718
The income tax (benefit) provision differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
(Benefit) provision at Federal statutory rates	$(20,148)	$1,697
Permanent adjustments	581	840
State tax, net of Federal	366	286
Net tax benefit adjustment	(2,508)	(2,636)
Tax authority adjustment	—	489
Change in valuation allowance	20,257	—
Other	(100)	42
Income tax (benefit) provision	$(1,552)	$718
.
Net deferred tax liabilities, which are included in other long-term liabilities on the accompanying consolidated balance sheets as of February 2, 2013 and January 28, 2012, reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

	February 2, 2013	January 28, 2012
Assets:
Net operating loss and tax credit carry forwards	$14,402	$729
Puerto Rico net operating loss carry forwards	2,220	1,541
Inventories	6,240	1,842
Property and equipment	14,057	9,585
Accounts receivable allowances	479	310
Goodwill and intangibles	670	810
Accrued interest	4,557	3,015
Deferred rent	3,176	2,754
Accrued expenses	4,153	—
Share-based compensation	2,035	—
Other	338	231
Total deferred tax assets	52,327	20,817
Valuation allowance	(41,074)	(20,817)
Net deferred tax assets	11,253	—
Liabilities:
Tradename	(3,400)	(3,400)
Intangibles	(6,446)	—
Inventory step up	(4,807)	—
Total deferred tax liabilities, net	$(3,400)	$(3,400)
Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment resulting from the decline in general economic conditions and consumer confidence, and the uncertainty as to when conditions will improve enough to enable the Company to utilize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets, that it generated during fiscal 2012. The lack of practical tax-planning strategies available in the short term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s Federal and state net deferred tax assets was necessary. In fiscal 2012, the valuation allowance increased by $20.3 million and in fiscal 2011, the valuation allowance decreased by approximately $4.6 million, respectively. The pre-tax operating loss of $57.6 million resulted in the Company incurring additional Federal, State and Foreign tax operating losses during fiscal 2012, which resulted in the recording of additional valuation allowance.

As of February 2, 2013 and January 28, 2012, the Company had a deferred tax liability of approximately $3.4 million related to a tradename. Due to the uncertainty of when this deferred tax liability will be recognized, the Company was not able to offset its total deferred tax assets with this deferred tax liability. The deferred tax liability is included in other long-term liabilities on the accompanying consolidated balance sheets as of February 2, 2013 and January 28, 2012.
Based on available evidence, management concluded that a valuation allowance should be maintained against the Company’s deferred tax assets as of February 2, 2013 and January 28, 2012. If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carry-forward period, the Company would reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.
In the most recently filed consolidated Federal tax return, the Company was able to carry back a portion of its net operating loss to Model Reorg’s previously filed 2007 Federal tax return. The carry-back resulted in a claim for refund of Federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. During the year ended January 28, 2012, the amount of the claim was reduced to approximately $2.4 million as a result of an IRS examination. The claim for refund, which was collected subsequent to the end of fiscal 2012, is included in prepaid expenses and other current assets on the consolidated balance sheets as of February 2, 2013 and January 28, 2012.
As of February 2, 2013 and January 28, 2012, the Company’s United States and Puerto Rico net operating loss carryforwards, which approximate $31.4 million and $5.7 million, respectively, begin to expire in fiscal years 2023 and 2018, respectively. Federal net operating losses of $8.9 million were obtained through the acquisition of Parlux Inc. in 2012, which are subject to limitations under Section 382 of the Internal Revenue Code. Additionally, the Company and Parlux have approximately $61.7 million of net operating loss carryforwards in various states expiring from 2013 through 2033 and may be subject to certain annual limitations.
As a result of recording the deferred tax assets and liabilities related to the Parlux acquisition discussed in Note 2, the Company released $2.1 million of valuation allowance resulting in a $2.1 million deferred income tax benefit.
The Company files its Federal and state tax returns on a June 30 tax year.
GAAP prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. GAAP also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of both February 2, 2013 and January 28, 2012, there was a liability of $0.7 million recorded for income tax associated with unrecognized tax benefits.
The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties were $0.5 million and $0.4 million as of February 2, 2013 and January 28, 2012, respectively.
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were (in thousands):

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
Unrecognized tax benefits	$714	$681
Portion if recognized would reduce tax expense and effective rate	714	681
Accrued interest on unrecognized tax benefits	328	277
Accrued penalties on unrecognized tax benefits	142	142
A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
Balance at beginning of year	$681	$666
Additions for tax positions of the current year	—	—
Additions for tax positions of prior years	33	15
Balance at end of year	$714	$681
The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.
The Company conducts business throughout the United States and Puerto Rico, and as a result, files income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2005. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is currently under examination by one state jurisdiction, however management does not expect any significant liability to result.

NOTE 11 - FAIR VALUE MEASUREMENTS
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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of February 2, 2013, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of February 2, 2013 and January 28, 2012:

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of February 2, 2013	Level 1	Level 2	Level 3	Total Losses - Year Ended February 2, 2013
Property and Equipment (in thousands)	$—	$—	$—	$—	$8,106

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 28, 2012	Level 1	Level 2	Level 3	Total Losses - Year Ended January 28, 2012
Property and Equipment (in thousands)	$2,470	$—	$—	$2,470	$1,141
In fiscal 2012 and 2011, the Company recorded noncash impairment charges of approximately $8.1 million and $1.1 million, respectively, to reduce the net carrying value of certain retail store assets and a capital lease on a building to their estimated market value, which was based on discounted estimated future cash flows.

The impairment charge of $8.1 million includes $3.2 million of property and equipment additions during fiscal 2012.

NOTE 12 - SHAREHOLDERS’ EQUITY
PREFERRED STOCK
The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of February 2, 2013, no preferred stock had been issued.
TREASURY STOCK
From time to time, the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of February 2, 2013, the Company had repurchased 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2012 or fiscal 2011.
WARRANTS
In connection with the Parlux acquisition, the Company issued warrants (the “Merger Warrants”) for an aggregate of 4,805,304 shares of our common stock at $8.00 per share. See further discussion at Note 7 of these consolidated financial statements.
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
STOCK OPTION PLANS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,269,050 shares of common stock were reserved for issuance as of February 2, 2013. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of February 2, 2013, 755,000 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the fiscal year ended February 2, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2012	216,737	$9.93
Granted (1)	1,273,505	7.79
Exercised	(60,587)	3.74
Forfeited	(185,981)	8.38
Outstanding as of February 2, 2013	1,243,674	$8.27	6.6	$642
Vested and expected to vest as of February 2, 2013	1,033,670	$8.09	6.2	$642
Exercisable as of February 2, 2013	1,033,670	$8.09	6.2	$642

(1)
Includes 548,505 stock options issued to holders of options to purchase shares of Parlux Inc. common stock under Parlux Inc.'s equity-based compensation plans as of April 18, 2012, which are not counted against the number of shares reserved for issuance under the 2010 Plan. See further discussion at Note 2.

The following is a summary of stock warrants activity during the fiscal year ended February 2, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2012	1,500,000	$23.94
Granted (2)	4,805,304	8.00
Exercised	—	—
Forfeited	—	—
Outstanding as of February 2, 2013	6,305,304	$11.79	5.4	$16
Vested as of February 2, 2013	6,305,304	$11.79	5.4	$16
Exercisable as of February 2, 2013	6,305,304	$11.79	5.4	$16

(2)	Represents warrants issued in connection with the acquisition of Parlux on April 18, 2012. See further discussion at Note 7.
Share-based compensation expense was $4.5 million and $0.1 million during fiscal 2012 and 2011, respectively.
The fair value for stock options issued during fiscal 2012 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal Year Ended February 2, 2013
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
The weighted average estimated fair values of options granted during fiscal years 2012 and 2011 were $6.32 and $8.12 per share, respectively. As of February 2, 2013, there was $1.3 million of unrecognized compensation expense related to non-vested outstanding stock options. These costs are expected to be recognized over a weighted-average period of 3.5 years. The aggregate intrinsic value of options exercised during fiscal 2012 and 2011 was $186,000 and $32,000, respectively. Cash received from option exercises during fiscal 2012 and 2011 was $228,000 and $16,000, respectively.
See consolidated statements of shareholders’ equity in these financial statements for activity in shareholders’ equity accounts.

NOTE 13 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Savings and Investment Plan (the “Plan”) for its various subsidiaries. Pursuant to the Plan, the participants may make contributions to the Plan in varying amounts from 1% to 100% of total compensation, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the Plan, and the Company’s matching contributions vest over a one to four year period. The Company did not match contributions to the Plan during fiscal 2012 and 2011.
Following the acquisition of Parlux in April 2012 and though December 31, 2012, the Parlux employees were covered under Parlux's 401(k) plan (the “Parlux Plan”). The Company made a matching contribution to the Parlux Plan for a portion of 2012. The amount of this contribution was not material. The Parlux Plan was terminated on December 31, 2012, and the Parlux employees and their respective account balances were transferred to the Plan.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
MEDICAL INSURANCE
The Company self-insures employees for employee medical benefits under the Company’s group health plan. The Company maintains stop loss coverage for individual medical claims in excess of $100,000 and for annual Company medical claims which exceed approximately $4.6 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of February 2, 2013. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at February 2, 2013 and January 28, 2012 was approximately $0.4 million and $0.2 million, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
Following the acquisition of Parlux in April 2012, the Parlux employees were covered under Parlux's traditional indemnity group health insurance plan. This plan was terminated and all covered Parlux employees were transferred to the Company's self-insured group health plan effective January 1, 2013.
LEASES AND RETAIL STORE RENT
Total rent expense for warehouse space and equipment charged to operations for fiscal 2012 and fiscal 2011 was $4.3 million and $3.1 million, respectively. This includes payments of warehouse rent to Quality King.
In January 2008, the Company began subleasing office and warehouse facility from Quality King in Bellport, New York at a rate which is currently $2.6 million per year with an annual escalation of 3%. This sublease expires December 2027. The Company assumed leases on a warehouse facility in Keasby, New Jersey and administrative office space in Ft. Lauderdale, Florida as a result of the Parlux acquisition. These leases expire in August 2015 and January 2016, respectively. The Company also leases administrative office space in New York City. This lease expires in February 2021.
The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.
Retail store rent expense in fiscal 2012 and 2011 were as follows (in thousands):

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
Minimum rentals	$29,822	$29,024
Contingent rentals	1,748	1,311
Total	$31,570	$30,335

Aggregate future minimum rental payments under the above operating leases at February 2, 2013 are payable as follows (in thousands):

Fiscal Year
2013	$30,292
2014	26,999
2015	23,697
2016	20,459
2017	16,699
Thereafter	52,442
$170,588
The Company’s capitalized leases are for a building in Sunrise, Florida, and computer hardware and software. The lease for the Florida building expires December 2017 with monthly rent of approximately $104,000 during the remaining term of the lease. See Note 6 for a discussion of impairment charges related to this building. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at February 2, 2013 (in thousands):

Fiscal Year
2013	$1,454
2014	1,398
2015	1,327
2016	1,327
2017	1,216
Thereafter	—
Total future minimum lease payments	6,722
Less: Amount representing interest	(1,831)
Present value of minimum lease payments	4,891
Less: Current portion	(874)
$4,017
ADVERTISING AND ROYALTY OBLIGATIONS
The Company is party to twenty license agreements with unaffiliated licensors. Obligations under license agreements relate to royalty payments and required advertising and promotional spending levels for the Company's products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Minimum guaranteed royalty payments and required minimums for advertising and promotional spending have been included in the table below. Actual royalty payments and advertising and promotional spending could be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected below. Royalty expense was $12.1 million and $2.2 million for fiscal 2012 and fiscal 2011, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at February 2, 2013 are payable as follows (in thousands):

Fiscal Year	Royalty Payments	Advertising Obligations	Total
2013	$11,991	$22,927	$34,918
2014	11,417	31,688	43,105
2015	11,183	28,657	39,840
2016	8,091	19,397	27,488
2017	7,480	20,553	28,033
Thereafter	2,770	10,207	12,977
	$52,932	$133,429	$186,361
LITIGATION
Following the announcement of the Company's merger agreement with Parlux Inc. on December 23, 2011, several putative class action complaints were filed against the Company, Parlux Inc., the Parlux Inc. directors, and certain other related parties in state courts in Florida and Delaware. All such cases were dismissed or abandoned before the end of the fiscal year ended February 2, 2013.
The Company is also involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, operations or cash flows.

NOTE 15 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales at Perfumania retail stores, the Scents of Worth consignment business and the Company’s internet site, Perfumania.com. Transactions between QFG, Parlux and Five Star, and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in Note 3. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Fiscal Year Ended February 2, 2013	Fiscal Year Ended January 28, 2012
	(in thousands)
Net sales:
Retail	$364,477	$354,488
Wholesale	170,302	139,019
	$534,779	$493,507
Gross profit:
Retail	$158,378	$156,688
Wholesale	55,229	34,454
	$213,607	$191,142

	February 2, 2013	January 28, 2012
Total assets:
Wholesale	$511,265	$312,855
Retail	347,492	238,844
	858,757	551,699
Eliminations (a)	(439,153)	(264,944)
Consolidated assets	$419,604	$286,755

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

Sales to wholesale customers in foreign countries during fiscal 2012 were $15.3 million. There were no sales to customers in foreign countries in fiscal 2011.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.    CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at February 2, 2013.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of February 2, 2013, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-

Integrated Framework. Based on this assessment and those criteria, our management concluded that, as of February 2, 2013, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2012 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our officers and directors are:

•
Stephen Nussdorf - Age 62. Mr. Nussdorf was appointed Chairman of our Board of Directors in February 2004 and Executive Chairman of the Board of Directors in April 2011. Mr. Nussdorf is also an executive officer of Quality King Distributors, Inc. (“Quality King”), a privately held distributor of pharmaceuticals and health and beauty care products, and he was, until our merger with Model Reorg, Inc. in August 2008 (the “Merger”), President and a Director of Model Reorg, a privately held distributor of fragrance products. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served in various capacities in all divisions of their businesses. Mr. Nussdorf brings to the Board critical insights into the consumer product and wholesale markets in which we operate. He is an experienced business leader with the vision and skills appropriate to serve as Executive Chairman of our Board, and the Board has benefited from his perspectives and leadership.

•
Michael W. Katz - Age 65. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; he is primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Perfumania Holdings, Inc. and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg. Mr. Katz is a Certified Public Accountant. Mr. Katz's strong executive leadership, financial and management experience, business acumen and knowledge of our suppliers, customers and channels of distribution are highly valued by the Board.

•
Donna Dellomo - Age 48. Ms. Dellomo was appointed Vice President in September 2012 and has been our Chief Financial Officer since the merger with Model Reorg. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Before joining Model Reorg, Ms. Dellomo was Corporate Controller for Cybex International, Inc., a public company. Ms. Dellomo is a Certified Public Accountant.

•
Rafael Villodo - Age 33. Mr. Villoldo has been Vice President of Perfumania Holdings, Inc. since September 2012. Previously he served as Vice President of Perfumania, Inc. since August of 2009.  Prior to that he was Vice President of Distribution Concepts, LLC and Integrated Global Resources, LLC for seven years, both Florida based fragrance distributors.  Prior to joining Distribution Concepts and Integrated Global Resources, Mr. Villoldo was an associate auditor with Price Waterhouse Coopers LLP.

•
Carole Ann Taylor - Age 68. Ms. Taylor was appointed a Director in June 1993. Ms. Taylor has been in the travel retail and duty free business for more than twenty-five years. She is the President and CEO of her family-owned businesses, Miami To Go, Little Havana To Go and Cultures To Go with five retail locations at Miami International Airport and Miami's Little Havana. She is a member of the Executive Committee of the Greater Miami Convention and Visitors Bureau and chairperson of their Heritage Tourism Committee and Black Hospitality Initiative. She serves on the Board of Directors of the Arsht Performing Arts Center, Viernes Culturales and the Little Havana Merchants Association and is a member of Women Corporate Directors, The Commonwealth Institute and the Airport Minority

Advisory Council. Ms. Taylor brings to the Board extensive management and retailing expertise, as well as familiarity with our markets. She serves on the Board's Audit, Compensation and Stock Option Committees, and the Board has benefited from her contributions in those areas.

•
Joseph Bouhadana - Age 43. Mr. Bouhadana was appointed Vice President Technology on February 2013, and prior to that served as Corporate Director of Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries, since January 2005. He served as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Within the past five years, Mr. Bouhadana has also been a director of Adrenalina, Inc. Mr. Bouhadana's strong technical and operational skills are an important asset to our Board. He also serves on the Audit, Compensation and Stock Option Committees, to which he makes valuable contributions.

•
Paul Garfinkle - Age 72. Mr. Garfinkle joined our Board of Directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm's most significant clients. He also served for many years as a member of the firm's Board of Directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle has extensive experience in the areas of accounting, finance, audit, and taxation and valuable knowledge of financial and regulatory reporting requirements. He serves as Chair of the Board's Audit Committee, where his leadership and independence serve the company well.

•
Frederick E. Purches - Age 74. Mr. Purches became a director in April 2012, upon our acquisition of Parlux Inc. He had been Chairman of the Board of Directors and Chief Executive Officer of Parlux Inc. since January 2010. Mr. Purches founded Parlux Inc. in 1984, and served from 1984 until 2005 in a variety of capacities including as the Chairman and Vice Chairman of the Board of Directors. Mr. Purches has been engaged in the cosmetic and fragrance business for over 40 years, including in various executive capacities with Helena Rubinstein/Armani, Inc. and Revlon, Inc. Mr. Purches's extensive experience in the industry, as well as his deep familiarity with the licensing activities that are critical to our success, make him a valuable member of the Board.

•
Anthony D'Agostino - Age 55. Mr. D'Agostino became a director in April 2012, upon our acquisition of Parlux Inc. Mr. D'Agostino is a Certified Public Accountant and had served as an independent director of Parlux Inc. since February 2007 and as Chairman of the Audit Committee and a member of the Compensation, Independent, and Nominating Committees of Parlux Inc. since April 2007. Currently, Mr. D'Agostino is Vice President and Corporate Controller at D'Addario & Company, a privately held manufacturer of music accessories that he joined in October 2012. Prior to D'Addario, Mr. D'Agostino briefly joined Grassi & Company, a Manhattan-based CPA firm, in August, 2012 as a Director in their consulting practice. Prior to Grassi & Company, Mr. D'Agostino served as an audit manager with Sauvigne & Company, that he joined in December 2007. He has been a consultant, assisting the chief financial officers and boards of directors of private and public companies, including Quality King, with compliance issues under the Sarbanes-Oxley Act of 2002 and various transactions since 2004. Mr. D'Agostino brings to the Board of Directors extensive accounting and finance experience as an audit manager, Chief Financial Officer and Sarbanes-Oxley consultant. He was appointed to the Audit Committee on January 10, 2013.

•
Esther Egozi Choukroun - Age 50. Ms. Egozi Choukroun became a director in April 2012, upon our acquisition of Parlux Inc. Ms. Egozi Choukroun had served as an independent director of Parlux Inc. since October 2000, during which time she served as Chairman and/or as a member of various committees. Since 2002, Ms. Egozi Choukroun has been the Chief Financial Officer of Flagler Investment Property Group, a privately held commercial real estate group specializing in private equity, asset management, consulting and brokerage services. Ms. Egozi Choukroun was employed by Banque Nationale de Paris, Miami, from 1984 through 1996, serving as Senior Vice President and Deputy General Manager from 1988 through 1996. From 1997 through 1999, she was Director of International Philanthropy at the Mount Sinai Medical Center Foundation, and through 2002 was Executive Director of the Women's International Zionist Organization for Florida. Ms. Egozi Choukroun currently serves as a member of the Advisory Board of the Scott Rakow Youth Center which is run by the Parks and Recreation Department of the City of Miami Beach. She is also currently a member of the Educational Excellence School Advisory Council (EESAC) for Miami Beach Senior High School. Ms. Egozi Choukroun possesses extensive executive and financial experience which provides the Board of Directors with her valuable experience in the areas of senior management, finance and banking.

•
Glenn H. Gopman - Age 57. Mr. Gopman became a director in April 2012, upon our acquisition of Parlux Inc. Mr. Gopman is a Certified Public Accountant and had served as an independent director of Parlux Inc. since October 1995. Since 2003, Mr. Gopman has owned and operated an independent certified public accounting practice. He is presently a partner with the public accounting firm of Stroemer & Company, LLC. Until 2013 he was a principal stockholder in the public accounting firm of Levi & Gopman, P.A. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP. Before that, Mr. Gopman was a principal stockholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Gopman has been appointed a member of the F.I.C.P.A. Management of Accounting Practice 2012/2013 Section Steering Committee. He is an officer and director of The Hebrew Free Loan Association of South Florida, Inc. and the Miami Beach Senior High School Alumni Association, both of which are non-profit organizations. Mr. Gopman possesses extensive accounting experience as a Certified Public Accountant practicing in the area of public accounting, which provides the Board of Directors with his valuable experience counseling companies with respect to the implementation and impact of accounting policies, and the use of management judgment and estimates regarding such accounting policies. He was appointed to the Compensation Committee on January 10, 2013.

•
Robert Mitzman - Age 57. Mr. Mitzman became a director in April 2012, upon our acquisition of Parlux Inc. Mr. Mitzman had served as an independent director of Parlux Inc. since February 2007. Since 1981, he has served as President and Chief Executive Officer of Quick International Courier, a privately held courier company, with over 600 employees and over 4,000 agents and worldwide offices. Mr. Mitzman currently serves on the board of directors of Esquire Bank Corp. He was previously a member of Young Presidents Organization and served on the board of directors of Orbit International Corp. until December 2008. Mr. Mitzman brings to the Board of Directors extensive executive experience as a Chief Executive Officer, including leading an organization with global operations, experience in the human resources area managing a numerous and diverse pool of employees, and growing a business while managing the proper allocation of resources and cost structure.

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
Audit Committee
For the majority of the fiscal year ended February 2, 2013, Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle (Chairman), all of whom are independent, as defined by Nasdaq Stock Market rules, were the members of our Audit Committee. On January 10, 2013, the Board of Directors appointed Anthony D'Agostino to the Audit Committee. Mr. D'Agostino is also independent, as defined by Nasdaq Stock Market rules. The board of directors has determined that Mr. Garfinkle and Mr. D'Agostino are “audit committee financial experts” as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of any class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such equity securities. Based upon a review of such forms furnished to us or representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2012, all Section 16(a) filing requirements were satisfied on a timely basis except that Rafael Villoldo and Shawn Carter each filed his Form 3 late.

ITEM 11.	EXECUTIVE COMPENSATION
The following sets forth information concerning compensation for fiscal 2012 and fiscal 2011 for our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Vice President - Perfumania Holdings, Inc. (the “Named Executive Officers”).

2012 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards $ (1)	All Other Compensation ($) (3)	Total ($)
Stephen Nussdorf	2012	289,330		—	1,970,350	11,562	2,271,242
(Executive Chairman)	2011	276,962	(2)	—	—	—	276,962

Michael W. Katz	2012	327,254		—	1,182,210	15,000	1,524,464
(President and Chief Executive Officer)	2011	312,668		—	—	15,000	327,668

Donna L. Dellomo	2012	313,348		—	107,297	—	420,645
(Vice President and Chief Financial Officer)	2011	215,201		—	—	—	215,201

Rafael Villoldo (4)	2012	292,386		—	383,146	—	675,532
(Vice President - Perfumania Holdings, Inc.)

_________
(1) Amounts listed represent the grant date fair value of the stock option awards. For additional information regarding the assumptions used to calculate these amounts, see Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K.
(2) The salary shown in the table includes Mr. Nussdorf’s compensation for the period during which he served as a consultant to Perfumania, before he became an executive officer in April 2011.
(3) All other compensation consists of a car lease for Mr. Nussdorf and a car allowance for Mr. Katz. There were no personal benefits that exceeded $10,000 for Ms. Dellomo or Mr. Villoldo.
(4) Mr. Villoldo was appointed an executive officer in fiscal 2012 but has been employed by the Company in other capacities since 2009.

Outstanding Equity Awards at Fiscal Year-End 2012
The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen Nussdorf	250,000	—	9.26	04/02/2022
Michael W. Katz	100,000	—	12.99	06/29/2015
	150,000	—	9.26	04/02/2022
Donna L. Dellomo	35,000	—	4.79	10/29/2018
	—	65,000	9.26	04/02/2022
Rafael Villoldo	35,000	65,000	9.26	04/02/2022
Linda Levy (1)	—	10,000	7.43	09/24/2022

(1) Linda Levy's employment with the Company was terminated on April 5, 2013 and on that date none of her outstanding options were vested.

Retirement Benefits and Potential Payments Upon Termination or Change of Control
No Named Executive Officer participates in any Perfumania pension plan or nonqualified defined benefit or nonqualified deferred compensation plan, and none has entered into any agreements or understandings with us that provide for payments or benefits to the Named Executive Officer in the event of the Named Executive Officer’s termination of employment, including a change of control. All option awards held by the Named Executive Officers are fully vested, so there would be no acceleration of vesting upon a change of control.
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
The following table sets forth certain information regarding the compensation of our nonemployee directors for their service as such for fiscal 2012:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)(2)	Total ($)
Carole Ann Taylor	42,500	141,461	183,961
Joseph Bouhadana	43,000	141,461	184,461
Paul Garfinkle	45,000	141,461	186,461
Frederick E. Purches	13,187	20,202	33,389
Anthony D'Agostino	19,738	43,442	63,180
Esther Egozi Choukroun	19,437	43,442	62,879
Glenn H. Gopman	19,588	43,442	63,030
Robert Mitzman	19,437	43,442	62,879
________
(1) Amounts listed represent the grant date fair value of the stock option awards. For additional information regarding the assumptions used to calculate these amounts, see Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K.
(2) As of February 2, 2013, Perfumania’s nonemployee directors held outstanding stock options in the following amounts: Carole Ann Taylor (35,000); Joseph Bouhadana (37,000); Paul Garfinkle (36,500); Frederick E. Purches (76,665); Anthony D'Agostino (46,996); Esther Egozi Choukroun (38,997); Glenn H. Gopman (46,996) and Robert Mitzman (30,998).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of February 2, 2013, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by stockholders	1,243,674	$8.27	338,993
Equity compensation plans not approved by stockholders	—	—	—
Total	1,243,674	$8.27	338,993
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
The following table shows the amount of common stock beneficially owned as of February 2, 2013 by: (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by Perfumania to beneficially own more than 5% of Perfumania’s outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, New York 11713.

Name of Beneficial Owner	Total Number of Shares Beneficially Owner (1)		Percent of Class
Principal Shareholders
Stephen and Glenn Nussdorf	7,134,352	(2)	43.3%
Arlene Nussdorf	2,189,201	(3)	13.9%
Rene Garcia	4,236,991	(4)	24.4%
Shawn C. Carter	1,919,784	(5)	11.3%

Other Directors and Executive Officers
Michael W. Katz	250,000	(6)	1.6%
Donna L. Dellomo	35,000	(7)	*
Rafael Villoldo	135,000	(8)	*
Joseph Bouhadana	37,000	(9)	*
Paul Garfinkle	36,500	(10)	*
Carole Ann Taylor	35,000	(11)	*
Anthony D'Agostino	37,996	(12)	*
Esther Egozi Choukroun	31,997	(13)	*
Frederick E. Purches	84,745	(14)	*
Glenn H. Gopman	58,329	(15)	*
Robert Mitzman	27,118	(16)	*
All directors and executive officers as a group (13 persons)	7,903,037	(17)	46.2%

* Less than 1%

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

(2)
Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf. Includes (a) 250,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013 (b) 443,757 shares issuable upon exercise of Warrants held by each of Stephen and Glenn Nussdorf and (c) 133,333 shares owned by their mother.

(3)	Amount includes 443,757 shares issuable upon exercise of Warrants held by Ms. Nussdorf.
(4)
Mr. Rene Garcia, his family trusts, and related entities are members of a group that is the beneficial owner of the shares. Includes warrants to purchase an aggregate of 2,025,722 shares of common stock.

(5)
Includes (a) 1,193,118 shares issuable upon the exercise of warrants held by Shawn Carter directly and (b) 426,666 shares issuable upon the exercise of warrants held by Marcy Fragrance Trading Co. LLC.

(6)	Includes 250,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013.
(7)	Includes 35,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013.
(8)
Includes (a) 35,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013 and (b) a warrant to purchase 80,000 shares of common stock.

(9)	Includes 37,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013.
(10)	Includes 36,500 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013.
(11)	Includes 35,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013.
(12)	Includes 36,996 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013.
(13)	Includes 28,997 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013.
(14)	Includes 66,665 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013.
(15)
Includes (a) 36,996 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable with 60 days of February 2, 2013 and (b) a warrant to purchase 5,333 shares of common stock.

(16)
Includes (a) 20,998 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013 and (b) 120 shares of common stock owned by Mr. Mitzman's son. Mr. Mitzman disclaims beneficial ownership of the shares owned by his son, except to the extent of any pecuniary interest in such shares.

(17)
Includes (a) 834,152 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 2, 2013 and (b) warrants to purchase 972,847 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information responsive to this item is incorporated by reference from Notes 7 and 9 to our consolidated financial statements included in Item 8.

Perfumania’s Related Party Transaction Policy
It is Perfumania’s policy that all related party transactions be disclosed to the Audit Committee of the Board of Directors for review and approval. The Committee reviews all relationships and transactions reported to it in which Perfumania and any of its directors, executive officers or principal stockholders, or any of their immediate family members, are participants to determine whether such persons have a direct or indirect material interest. Perfumania’s Chief Financial Officer is primarily responsible for the development and implementation of processes and controls to obtain information from such persons with respect to related person transactions and for then determining, based on the facts and circumstances, whether Perfumania or a related person has a direct or indirect material interest in the transaction. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee considers:

•	the nature of the related person's interest in the transaction;

•	the material terms of the transaction, including, without limitation, the amount and type of transaction;

•	the importance of the transaction to the related person;

•	the importance of the transaction to Perfumania;

•	whether the transaction would impair the judgment of a director or executive officer to act in Perfumania's best interest; and

•	any other matters the Committee deems appropriate.
Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the Committee that considers the transaction.
Perfumania's board of directors has determined that Anthony D'Agostino, Joseph Bouhadana, Esther Egozi Choukroun, Paul Garfinkle, Glenn H. Gopman, Robert Mitzman and Carole Ann Taylor are independent, as defined by Nasdaq Stock Market rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by CohnReznick LLP, formerly known as J. H. Cohn LLP, for fiscal 2012 and 2011 are as follows.

Fees	Fiscal 2012	Fiscal 2011
Audit Fees (1)	$625,000	$492,130
Audit-Related Fees (2)	26,000	110,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$651,000	$602,130

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.

(2)	Audit-related fees consists of fees billed in connection with the Merger with Parlux.
The Audit Committee considered and determined that the provision of services as described above was compatible with maintaining CohnReznick LLP's independence. The Audit Committee pre-approved the engagement of CohnReznick LLP for all professional services. The pre-approval process generally involves the full Audit Committee's evaluating and approving the particular engagement before the commencement of services.
PART IV.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements
An index to financial statements for the fiscal periods ended February 2, 2013 and January 28, 2012 appears on page 24.

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

Perfumania Holdings, Inc.

By: /s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ DONNA L. DELLOMO
Donna L. Dellomo, Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	May 3, 2013
Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ MICHAEL W. KATZ	President and Chief Executive Officer	May 3, 2013
Michael W. Katz	(Principal Executive Officer)

/S/ STEPHEN NUSSDORF	Executive Chairman of the Board of Directors	May 3, 2013
Stephen Nussdorf

/S/ DONNA L. DELLOMO	Vice President and Chief Financial Officer	May 3, 2013
Donna L. Dellomo	(Principal Accounting Officer)

/S/ JOSEPH BOUHADANA	Director	May 3, 2013
Joseph Bouhadana

/s/ ESTHER EGOZI CHOUKROUN	Director	May 3, 2013
Esther Egozi Choukroun

/s/ ANTHONY D'AGOSTINO	Director	May 3, 2013
Anthony D'Agostino

/S/ PAUL GARFINKLE	Director	May 3, 2013
Paul Garfinkle

/s/ GLENN H. GOPMAN	Director	May 3, 2013
Glenn H. Gopman

/s/ ROBERT MITZMAN	Director	May 3, 2013
Robert Mitzman

/s/ FREDERICK E. PURCHES	Director	May 3, 2013
Frederick E. Purches

/S/ CAROLE ANN TAYLOR	Director	May 3, 2013
Carole Ann Taylor

EXHIBIT	DESCRIPTION

2.1
Agreement and Plan of Merger, dated December 23, 2011, among Parlux Fragrances, Inc., Perfumania Holdings, Inc. and PFI Merger Corp. (Incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed December 23, 2011).

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K filed July 2, 2009).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, filed April 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed April 19, 2012).

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-179124)).

4.1
Form of Second Amended and Restated Subordinated Promissory Note, dated as of April 18, 2012, issued by Model Reorg Acquisition LLC for the benefit of each of Trust Under Article 2 of the Trust Agreement Dated November 1, 1998 With Glenn Nussdorf as Grantor, Glenn Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Trust Under Article 2 of the Trust Agreement Dated November 1, 1998 With Stephen Nussdorf as Grantor, Stephen Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98, Trust Under Article 2 of the Trust Agreement Dated November 1, 1998 With Arlene Nussdorf as Grantor, and Arlene Nussdorf 15 Year Grantor Retained Annuity Trust dated 11/2/98 (collectively, the “Nussdorf Trusts”), together with schedule of Note amounts (incorporated by reference to Exhibit 4.1 to the Company's Form 8-K filed April 19, 2012).

4.2
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc.(Incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed April 28, 2011).

4.3
Nussdorf Subordinated Secured Convertible Note and Security Agreement dated March 9, 2004, with Amendments dated as of January 24, 2006 and August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K filed July 2, 2009).

4.4
Amended and Restated Subordination Agreement dated as of April 18, 2012, by and among the Nussdorf Trusts and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Perfumania Holdings, Inc. Credit Agreement dated as of January 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed April 19, 2012).

4.5
Subordination Agreement dated as of January 7, 2011, among Quality King Distributors, Inc., and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K filed April 28, 2011).

4.6
Subordination Agreement dated as of January 7, 2011, among the Company, Stephen Nussdorf, Glenn Nussdorf, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K filed April 28, 2011).

4.7	Form of Warrant issued to the former Model Reorg, Inc. shareholders on August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed December 17, 2008).

4.8
Form of Licensor Warrant issued on April 18, 2012 by Perfumania Holdings, Inc. to holders of outstanding Parlux Fragrances, Inc. warrants (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed April 19, 2012).

4.9
Form of Artistic Brands Warrant issued on April 18, 2012 by Perfumania Holdings, Inc. to Artistic Brands Development LLC and its designees (incorporated by reference to Exhibit 4.5 to the Company's Form 8-K filed April 19, 2012).

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

10.11
Letter Agreement, dated December 23, 2011, by and among the Company, Parlux Fragrances, Inc., Artistic Brands Development, LLC and Rene Garcia. (Incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (File No. 333-179124)).

10.12
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

21.1	Subsidiaries of the Registrant

23.1	Consent of CohnReznick LLP

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Indicates a management contract or compensatory plan or arrangement