Form 10-Q
period 2013-05-04
Perfumania Holdings, Inc.
filed 2013-06-18
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 4, 2013
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 17, 2013 there were 15,354,435 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	May 4, 2013	February 2, 2013
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1,439	$2,447
Accounts receivable, net of allowances of $711 and $753, as of May 4, 2013 and February 2, 2013, respectively	29,759	20,417
Inventories	279,428	271,881
Prepaid expenses and other current assets	13,614	22,485
Total current assets	324,240	317,230
Property and equipment, net	20,252	20,060
Goodwill	38,769	38,769
Intangible and other assets, net	41,276	43,545
Total assets	$424,537	$419,604
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$37,604	$44,640
Accounts payable-affiliates	2,486	959
Accrued expenses and other liabilities	29,968	33,746
Current portion of obligations under capital leases and other long-term debt	862	874
Total current liabilities	70,920	80,219
Revolving credit facility	79,658	61,071
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	3,824	4,017
Other long-term liabilities	47,344	45,809
Total liabilities	327,112	316,482
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of May 4, 2013 and February 2, 2013, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,251,885 shares and 16,242,982 shares issued and outstanding as of May 4, 2013 and February 2, 2013, respectively	163	163
Additional paid-in capital	219,751	219,618
Accumulated deficit	(113,912)	(108,082)
Treasury stock, at cost, 898,249 shares as of May 4, 2013 and February 2, 2013	(8,577)	(8,577)
Total shareholders’ equity	97,425	103,122
Total liabilities and shareholders’ equity	$424,537	$419,604

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Net sales	$122,417	$106,384
Cost of goods sold	68,206	65,099
Gross profit	54,211	41,285
Operating expenses:
Selling, general and administrative expenses	54,304	42,462
Share-based compensation expense	102	3,806
Merger related expenses	—	4,329
Depreciation and amortization	3,246	1,934
Total operating expenses	57,652	52,531
Loss from operations	(3,441)	(11,246)
Interest expense	(2,389)	(1,829)
Net loss	$(5,830)	$(13,075)
Net loss per common share:
Basic and diluted	$(0.38)	$(1.34)

Weighted average number of common shares outstanding:
Basic and diluted	15,351,406	9,734,085

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at February 2, 2013	16,242,982	$163	$219,618	$(108,082)	898,249	$(8,577)	$103,122
Share-based compensation expense	—	—	102	—	—	—	102
Exercise of stock options and warrants	8,903	—	31	—	—	—	31
Net loss	—	—	—	(5,830)	—	—	(5,830)
Balance at May 4, 2013	16,251,885	$163	$219,751	$(113,912)	898,249	$(8,577)	$97,425
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 4, 2013	April 28, 2012
Cash flows from operating activities:
Net loss	$(5,830)	$(13,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	224	224
Depreciation and amortization	3,246	1,934
Recovery for losses on accounts receivable	(31)	(43)
Share-based compensation	102	3,806
Changes in operating assets and liabilities, net of effects of acquisition in fiscal 2012:
Accounts receivable	(9,311)	7,451
Inventories	(7,547)	584
Prepaid expenses and other assets	9,144	3,670
Accounts payable	(7,036)	2,103
Accounts payable-affiliates	1,527	(8,382)
Accrued expenses and other liabilities, and other long-term liabilities	(2,243)	410
Net cash used in operating activities	(17,755)	(1,318)
Cash flows from investing activities:
Additions to property and equipment	(1,666)	(1,353)
Payment to acquire Parlux, net of Parlux cash on hand of $17,114	—	(44,949)
Net cash used in investing activities	(1,666)	(46,302)
Cash flows from financing activities:
Net borrowings under bank line of credit	18,587	18,527
Borrowings under affiliated notes payable to fund Parlux acquisition	—	30,000
Principal payments under capital lease obligations	(205)	(265)
Proceeds from exercise of stock options and warrants	31	4
Net cash provided by financing activities	18,413	48,266
Net (decrease) increase in cash and cash equivalents	(1,008)	646
Cash and cash equivalents at beginning of period	2,447	1,682
Cash and cash equivalents at end of period	$1,439	$2,328

Supplemental Information:
Cash paid during the period for:
Interest	$538	$322
Income taxes	$—	$66
Non-cash investing and financing activities:
Fair value of equity consideration given to acquire Parlux	$—	$83,595

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and subsidiaries (the "Company") as of February 2, 2013, which has been derived from our audited financial statements as of and for the year ended February 2, 2013, and the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen weeks ended May 4, 2013 are not necessarily indicative of results to be expected for the full fiscal year.
The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through six primary operating subsidiaries; Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. ("SOW"), Perfumania.com, Inc. (“Perfumania.com”), Parlux Fragrances, LLC ("Parlux") and Five Star Fragrance Company, Inc. (“Five Star”). See Note 2 for discussion on the acquisition of Parlux. We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrances and related products.
Our wholesale businesses include QFG, Five Star and Parlux. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Walmart, Walgreens, Kohl's, Nordstrom Rack, Marshall's, Target, Ross Stores and CVS. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, international distributors, through QFG, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third-party manufacturers.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of May 4, 2013, Perfumania operated a chain of 337 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including approximately 1,200 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Steinmart and K & G.

NOTE 2 - ACQUISITION OF PARLUX
On April 18, 2012, the Company acquired all of the outstanding shares of Parlux Fragrances, Inc. ("Parlux Inc."), formerly a publicly-traded company, which is in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty-related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The Company issued approximately 6.014 million shares of its common stock and paid approximately $62.1 million in cash to the former Parlux Inc. shareholders. Parlux Inc. was then merged into PFI Merger Sub I, LLC, which survived this second merger as a wholly owned subsidiary of Perfumania and changed its name to Parlux Fragrances, LLC. ("Parlux").
The accompanying unaudited condensed consolidated financial statements include the results of operations and cash flows for Parlux beginning on April 18, 2012. Parlux has been integrated into the Company's operations and is not considered a separate segment for financial reporting purposes.

The unaudited pro forma results presented below include the effects of the Parlux Inc. acquisition as if it had been consummated as of January 28, 2012. The pro forma results include the amortization associated with estimates for the acquired intangible assets. In addition, the pro forma results do not include any anticipated synergies, operating efficiencies or cost savings or other expected benefits of the acquisition or any integration costs. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 28, 2012.

	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012
	(in thousands, except per share data)
Net sales	$122,417	$125,589
Net loss	(5,830)	(14,969)
Net loss per share - basic	$(0.38)	$(0.98)
Net loss per share - diluted	(0.38)	(0.98)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at May 4, 2013 and February 2, 2013 resulted from the April 18, 2012 acquisition of Parlux Inc.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of May 4, 2013 and February 2, 2013:

		May 4, 2013			February 2, 2013
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	7-20	9,408	6,841	2,567	9,408	6,754	2,654
Customer relationships	10	5,171	560	4,611	5,171	431	4,740
Favorable leases	7	886	516	370	886	485	401
License agreements	1-4	19,505	7,402	12,103	19,505	5,901	13,604
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$82,239	$15,319	$66,920	$82,239	$13,571	$68,668

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships will be amortized over the expected period of benefit and license agreements will be amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen weeks ended May 4, 2013 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.7 million and $0.1 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. As of May 4, 2013, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2013	$4,371
2014	4,842
2015	4,296
2016	1,726
2017	1,211
2018	890
Thereafter	2,315
$19,651

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,499,221 shares of common stock were reserved for issuance as of May 4, 2013. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of May 4, 2013, 745,000 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the thirteen weeks ended May 4, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2013	1,243,674	$8.09
Granted	—	—
Exercised	(3,570)	3.62
Forfeited	(10,000)	7.43
Outstanding as of May 4, 2013	1,230,104	$8.29	6.4	$525
Vested and expected to vest as of May 4, 2013	1,081,770	$8.16	6.2	$525
Exercisable as of May 4, 2013	1,081,770	$8.16	6.2	$525

The following is a summary of stock warrants activity during the thirteen weeks ended May 4, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2013	6,305,304	$11.79
Granted	—	—
Exercised	(5,333)	3.38
Forfeited	—	—
Outstanding as of May 4, 2013	6,299,971	$11.80	5.1	$—
Vested as of May 4, 2013	6,299,971	$11.80	5.1	$—
Exercisable as of May 4, 2013	6,299,971	$11.80	5.1	$—

Share-based compensation expense was $0.1 million and $3.8 million during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	May 4, 2013	February 2, 2013
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company’s assets	$79,658	$61,071
Subordinated notes payable-affiliates	125,366	125,366
	205,024	186,437
Less current portion	—	—
Total long-term debt	$205,024	$186,437

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of May 4, 2013, the Company had $35.8 million of availability.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of May 4, 2013, the interest rate on LIBOR Rate borrowings was 2.75% and the interest rate on base borrowings was 4.75%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of May 4, 2013.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.5 million and $1.2 million for the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at May 4, 2013 and February 2, 2013 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $29.0 million and $27.5 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of May 4, 2013 and February 2, 2013, respectively.

NOTE 7 - ACCOUNTING FOR INCOME TAXES
The Company conducts business throughout the United States, Puerto Rico and beginning in 2012, the United States Virgin Islands and, as a result, files income tax returns in the U.S. Federal and various state jurisdictions, Puerto Rico and the United States Virgin Islands. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2008. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. For the tax year ended June 30, 2009, the Company carried back a portion of its net operating loss to the 2007 Federal tax return. The carryback resulted in a claim for refund of Federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. During the year ended January 28, 2012, the amount of the claim was reduced to approximately $2.4 million as a result of an IRS examination. The claim for refund was collected during the thirteen weeks ended May 4, 2013.
On April 18, 2012, the Company completed a non-taxable acquisition of Parlux. As part of the acquisition, the Company recorded various deferred tax liabilities related to the acquisition accounting resulting in an increase in goodwill. The Company has provided a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. Due to the change in control of Parlux, there may be limitations, under Internal Revenue Code Section 382, on the Company's ability to utilize Parlux's net operating losses. The limitation is not anticipated to be significant.
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen weeks ended May 4, 2013.
During the thirteen weeks ended May 4, 2013, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of May 4, 2013 and February 2, 2013 was not significant.
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
During the thirteen weeks ended May 4, 2013 and April 28, 2012, there were 7,530,075 and 7,739,646, respectively, potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of May 4, 2013, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen weeks ended May 4, 2013.

NOTE 10 - CONTINGENCIES
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

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.5%, of the total number of shares of the Company’s common stock as of May 4, 2013, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
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
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC, ("Cloudbreak") a manufacturer and distributor of prestige fragrances. In fiscal 2010 and 2012, the Company began purchasing merchandise from the Lighthouse

Companies and Cloudbreak, respectively. Glenn Nussdorf also has an ownership interest in Ricky's, a retailer specializing in fashion accessories, cosmetics and beauty supplies. During the last two quarters of fiscal 2011, the Company began purchasing various beauty accessories from Ricky's.
Our wholly owned subsidiary, Parlux, sold a number of its products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.4%, of the total number of shares of the Company's common stock as of May 4, 2013, excluding shares issuable upon conversion of certain warrants. There were no sales to Jacavi after April 18, 2012, the date Parlux was acquired. There was no accounts receivable balance from Jacavi as of May 4, 2013. During the thirteen weeks ended May 4, 2013, Perfumania purchased merchandise from Jacavi. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen weeks ended May 4, 2013 and April 28, 2012 were as follows:

	Total Purchases Thirteen Weeks Ended May 4, 2013	Total Purchases Thirteen Weeks Ended April 28, 2012		Balance Due May 4, 2013		Balance Due February 2, 2013

Parlux	$—	$6,771	(1)	$—	(2)	$—	(2)
Lighthouse Companies	4,883	962		2,420		868
Jacavi Beauty Supply, LLC	417	1,967		1		1
Ricky's	—	—		(13)		(23)
Cloudbreak Holdings, LLC	299	—		39		103
	$5,599	$9,700		$2,447		$949

(1)Represents purchases from Parlux prior to April 18, 2012, when the Company acquired Parlux.

(2)	Since the Company acquired Parlux on April 18, 2012, the balance due to Parlux was eliminated in consolidation as of May 4, 2013 and February 2, 2013.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirteen weeks ended May 4, 2013 and April 28, 2012, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at May 4, 2013 or February 2, 2013.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of May 4, 2013, the monthly current sublease payments are approximately $213,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.6 million and $0.7 million during the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively, for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were less than $0.1 million during the thirteen weeks ended May 4, 2013 and $0.3 million during the thirteen weeks ended April 28, 2012, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both May 4, 2013 and February 2, 2013, respectively.
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

In connection with the Parlux merger, on April 18, 2012, Parlux, Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement pursuant to the Proposal Agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties, none of which have yet been paid. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. Also, in connection with the Parlux merger, the Company issued warrants to purchase 3,199,972 shares of the Company's common stock to the Garcia Group and Artistic Brands, and warrants to purchase 5,333 shares of common stock to Glenn H. Gopman, in exchange for warrants to purchase Parlux Inc. stock previously held by those parties. The warrants to Glenn H. Gopman were exercised during the thirteen weeks ended May 4, 2013.

NOTE 12 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the SOW consignment business and the Company’s internet site, Perfumania.com. Wholesale sales include sales through QFG, Parlux and Five Star, and unrelated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012
	(in thousands)
Net sales:
Retail	$74,410	$73,930
Wholesale	48,007	32,454
	$122,417	$106,384
Gross profit:
Retail	$34,125	$32,322
Wholesale	20,086	8,963
	$54,211	$41,285

	May 4, 2013	February 2, 2013
Total assets:
Wholesale	$535,632	$511,265
Retail	346,077	347,492
	881,709	858,757
Eliminations (a)	(457,172)	(439,153)
Consolidated assets	$424,537	$419,604

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 18, 2012, the Company consummated its acquisition of Parlux Inc.  For US GAAP reporting, the accompanying results of operations and cash flows for the thirteen weeks ended April 28, 2012 contain Parlux's results beginning as of the date of acquisition.
The Company has merged certain Parlux operations, including sales, marketing, finance and human resources, with its New York offices. Management will continue integrating the operations of Parlux over the next twelve months and expects to realize greater margins on fragrances licensed by Parlux and sold through the QFG, Perfumania and SOW divisions. Management also expects that the increased size of the Company will help obtain more and higher profile fragrance licenses, which will broaden the Company's product offerings and enhance revenue and gross margins. Management also anticipates that the Company will continue to realize operating synergies, resulting in reduced aggregate costs in distribution, promotional activities, administration and operations.

Comparison of the Thirteen Weeks Ended May 4, 2013 with the Thirteen Weeks Ended April 28, 2012.

Net Sales

	Thirteen Weeks Ended May 4, 2013	Percentage of Net Sales	Thirteen Weeks Ended April 28, 2012	Percentage of Net Sales	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$74,410	60.8%	$73,930	69.5%	$480	$—	$480	0.6%
Wholesale	48,007	39.2%	32,454	30.5%	15,553	15,365	188	0.6%
Total net sales	$122,417	100.0%	$106,384	100.0%	$16,033	$15,365	$668	0.6%

Net sales increased 15.1% from $106.4 million in the thirteen weeks ended April 28, 2012 to $122.4 million in the thirteen weeks ended May 4, 2013. The increase in sales included a $15.5 million increase in wholesale sales and a $0.5 million increase in retail sales. Excluding the results of Parlux, net sales increased by $0.7 million or 0.6%.
Retail sales increased by 0.6% from $73.9 million in the thirteen weeks ended April 28, 2012 to $74.4 million in the thirteen weeks ended May 4, 2013. The increase included an increase in Perfumania's retail sales of $0.7, million offset by a decrease in SOW's consignment sales of $0.2 million.
Perfumania's retail sales increased from $58.2 million in the thirteen weeks ended April 28, 2012 to $58.9 million in the thirteen weeks ended May 4, 2013. The average number of stores operated was 339 in the thirteen weeks ended May 4, 2013 compared with 341 in the comparable period last year. Perfumania's comparable store sales decreased by 0.9% during the thirteen weeks ended May 4, 2013 from the same period in 2012. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended May 4, 2013 was unchanged from the prior year's comparable period, while the total number of units sold increased by 0.3%.
SOW's consignment sales decreased from $15.7 million in the thirteen weeks ended April 28, 2012 to $15.5 million in the thirteen weeks ended May 4, 2013. The decrease in SOW's net sales is due generally to the termination of two consignment accounts.

Gross Profit

	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012	Dollar Change	Dollar Change due to Parlux Acquisition	Dollar Change Excluding Parlux Acquisition	Percent Change Excluding Parlux Acquisition
	($ in thousands)
Retail	$34,125	$32,322	$1,803	$—	$1,803	5.6%
Wholesale	20,086	8,963	11,123	9,476	1,647	19.1%
Total gross profit	$54,211	$41,285	$12,926	$9,476	$3,450	8.4%

Gross Profit Percentages

	Thirteen Weeks Ended May 4, 2013	Thirteen Weeks Ended April 28, 2012
Retail	45.9%	43.7%
Wholesale	41.8%	27.6%
Total gross profit percentage	44.3%	38.8%
Gross profit increased 31.3% from $41.3 million in the thirteen weeks ended April 28, 2012 to $54.2 million in the thirteen weeks ended May 4, 2013. The increase in gross profit was primarily due to the acquisition of Parlux on April 18, 2012. Excluding the results of Parlux, gross profit increased by $3.5 million or 8.4%.
Perfumania's retail gross profit dollars for the thirteen weeks ended May 4, 2013 increased by 6.1% to $27.8 million compared with the comparable period in 2012. For these same periods, Perfumania's retail gross margins were 47.2% and 45.0%, respectively. The increase in gross margin is attributable to higher selling prices.
Wholesale gross profit percentage increased from 27.6% during the thirteen weeks ended April 28, 2012 to 41.8% during the thirteen weeks ended May 4, 2013. Excluding the results of Parlux, gross profit percentage during the thirteen weeks ended May 4, 2013 was 32.1%. During the thirteen weeks ended May 4, 2013, gross profit was reduced by approximately $3.4 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. This will impact future quarters until the remaining fair market value purchase accounting adjustment of approximately $6.8 million is expensed.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $54.3 million in the thirteen weeks ended May 4, 2013, compared to $42.5 million in the thirteen weeks ended April 28, 2012. Excluding the results of Parlux, selling, general and administrative expenses increased by $0.6 million. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which was less than $0.1 million during the thirteen weeks ended May 4, 2013 and $0.3 million for the thirteen weeks ended April 28, 2012.
Depreciation and amortization was approximately $3.2 million and $1.9 million in the thirteen weeks ended May 4, 2013 and April 28, 2012, respectively. Approximately $1.7 million of amortization expense during the thirteen weeks ended May 4, 2013 relates to amortization on identifiable intangibles acquired in the acquisition of Parlux.
Merger related expenses of approximately $4.3 million during the thirteen weeks ended April 28, 2012 represent costs incurred by the Company for the acquisition of Parlux.
Interest expense was approximately $2.4 million for the thirteen weeks ended May 4, 2013 compared with approximately $1.8 million for the thirteen weeks ended April 28, 2012. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility, as well as a higher average outstanding balance on the Company's outstanding notes payable to affiliates during the thirteen weeks ended May 4, 2013 compared with the thirteen weeks ended April

28, 2012. The cash portion of the merger consideration for the Parlux acquisition on April 18, 2012 was financed in part by $30 million borrowed from family trusts of the Nussdorf family and is included in outstanding notes payable to affiliates as of May 4, 2013. This borrowing was outstanding for only eleven days during the thirteen weeks ended April 28, 2012.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen weeks ended May 4, 2013 and April 28, 2012.
As a result of the foregoing, we realized a net loss of approximately $5.8 million in the thirteen weeks ended May 4, 2013 compared to a net loss of $13.1 million in the thirteen weeks ended April 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirteen weeks ended May 4, 2013 was approximately $17.8 million, compared with approximately $1.3 million used in operating activities during the thirteen weeks ended April 28, 2012. The $16.5 million decrease in cash flows from operating activities during the thirteen weeks ended May 4, 2013 compared with the prior year’s comparable period resulted primarily from an increase in our inventory levels and a decrease in our accounts payable. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $1.7 million in the thirteen weeks ended May 4, 2013 compared to $46.3 million in the thirteen weeks ended April 28, 2012. The prior period’s investing activities primarily related to the payment of $44.9 million to acquire Parlux, net of Parlux's $17.1 million cash on hand. During the thirteen weeks ended May 4, 2013, Perfumania opened 2 new stores and closed 7 stores. We plan to open approximately 10 stores and close 5 stores for the remainder of fiscal 2013. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirteen weeks ended May 4, 2013 was approximately $18.4 million, compared with $48.3 million provided by financing activities for the thirteen weeks ended April 28, 2012. During the thirteen weeks ended April 28, 2012, we borrowed $15.0 million under our Senior Credit Facility, which was net of $17.1 million cash and cash equivalents acquired from Parlux, and $30 million from affiliates to fund the cash paid for Parlux.
The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of May 4, 2013. As of May 4, 2013, the Company had $35.8 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended February 2, 2013.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report (May 4, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the first quarter of fiscal 2013 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information in Note 10 of the condensed consolidated financial statements included in Part 1, Item 1 is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended February 2, 2013.
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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	June 17, 2013	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)