Form 10-Q
period 2013-08-03
Perfumania Holdings, Inc.
filed 2013-09-17
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 3, 2013 OR

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
Registrant’s telephone number, including area code: (631) 866-4100
_________________________________
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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 17, 2013 there were 15,355,234 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	August 3, 2013	February 2, 2013
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1,226	$2,447
Accounts receivable, net of allowances of $1,038 and $753, as of August 3, 2013 and February 2, 2013, respectively	25,178	20,417
Inventories	290,386	271,881
Prepaid expenses and other current assets	13,034	22,485
Total current assets	329,824	317,230
Property and equipment, net	19,519	20,060
Goodwill	38,769	38,769
Intangible and other assets, net	39,003	43,545
Total assets	$427,115	$419,604
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$60,359	$44,640
Accounts payable-affiliates	1,789	959
Accrued expenses and other liabilities	28,475	33,746
Current portion of obligations under capital leases	886	874
Total current liabilities	91,509	80,219
Revolving credit facility	75,543	61,071
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	3,601	4,017
Other long-term liabilities	48,896	45,809
Total liabilities	344,915	316,482
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of August 3, 2013 and February 2, 2013, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,253,483 shares and 16,242,982 shares issued and outstanding as of August 3, 2013 and February 2, 2013, respectively	163	163
Additional paid-in capital	219,861	219,618
Accumulated deficit	(129,247)	(108,082)
Treasury stock, at cost, 898,249 shares as of August 3, 2013 and February 2, 2013	(8,577)	(8,577)
Total shareholders’ equity	82,200	103,122
Total liabilities and shareholders’ equity	$427,115	$419,604

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Net sales	$112,732	$108,158	$235,149	$214,542
Cost of goods sold	67,308	64,070	135,514	129,169
Gross profit	45,424	44,088	99,635	85,373
Operating expenses:
Selling, general and administrative expenses	54,853	54,819	109,157	97,281
Share-based compensation expense	105	613	207	4,419
Merger related expenses	—	246	—	4,575
Depreciation and amortization	3,244	4,713	6,490	6,647
Total operating expenses	58,202	60,391	115,854	112,922
Loss from operations	(12,778)	(16,303)	(16,219)	(27,549)
Interest expense	(2,557)	(2,259)	(4,946)	(4,088)
Net loss	$(15,335)	$(18,562)	$(21,165)	$(31,637)
Net loss per common share:
Basic and diluted	$(1.00)	$(1.21)	$(1.38)	$(2.53)

Weighted average number of common shares outstanding:
Basic and diluted	15,355,155	15,288,601	15,353,280	12,511,343

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at February 2, 2013	16,242,982	$163	$219,618	$(108,082)	898,249	$(8,577)	$103,122
Share-based compensation expense	—	—	207	—	—	—	207
Exercise of stock options and warrants	10,501	—	36	—	—	—	36
Net loss	—	—	—	(21,165)	—	—	(21,165)
Balance at August 3, 2013	16,253,483	$163	$219,861	$(129,247)	898,249	$(8,577)	$82,200
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	August 3, 2013	July 28, 2012
Cash flows from operating activities:
Net loss	$(21,165)	$(31,637)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	449	449
Depreciation and amortization	6,490	6,647
Provision for losses on accounts receivable	177	93
Share-based compensation	207	4,419
Changes in operating assets and liabilities, net of effects of acquisition in fiscal 2012:
Accounts receivable	(4,938)	9,692
Inventories	(18,505)	(13,515)
Prepaid expenses and other assets	9,995	2,442
Accounts payable	15,719	10,836
Accounts payable-affiliates	830	(1,405)
Accrued expenses and other liabilities and other long-term liabilities	(2,184)	(1,609)
Net cash used in operating activities	(12,925)	(13,588)
Cash flows from investing activities:
Additions to property and equipment	(2,400)	(3,257)
Payment to acquire Parlux, net of Parlux cash on hand of $17,114	—	(44,949)
Net cash used in investing activities	(2,400)	(48,206)
Cash flows from financing activities:
Net borrowings under bank line of credit	14,472	32,142
Borrowings under affiliated notes payable to fund Parlux acquisition	—	30,000
Principal payments under capital lease obligations	(404)	(575)
Proceeds from exercise of stock options and warrants	36	46
Net cash provided by financing activities	14,104	61,613
Net decrease in cash and cash equivalents	(1,221)	(181)
Cash and cash equivalents at beginning of period	2,447	1,682
Cash and cash equivalents at end of period	$1,226	$1,501

Supplemental Information:
Cash paid during the period for:
Interest	$1,436	$868
Income taxes	$11	$68
Non cash investing and financing activities:
Fair value of equity consideration given to acquire Parlux	$—	$89,307

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
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the twenty-six weeks ended August 3, 2013 are not necessarily indicative of results to be expected for the full fiscal year.
The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that conducts business through six primary operating subsidiaries; Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. ("SOW"), Perfumania.com, Inc. (“Perfumania.com”), Parlux Fragrances, LLC ("Parlux") and Five Star Fragrance Company, Inc. (“Five Star”). See Note 2 for discussion on the acquisition of Parlux. We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrances and related products.
Our wholesale businesses include QFG, Five Star and Parlux. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Walmart, Kohl's, Nordstrom Rack, Marshall's, Target and Ross Stores. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, international distributors, through QFG, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third-party manufacturers.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of August 3, 2013, Perfumania operated a chain of 334 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including approximately 1,200 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Steinmart and K & G.

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

Pro Forma Twenty-six Weeks Ended July 28, 2012
(in thousands, except per share data)
Net sales	$233,747
Net loss	(33,531)
Net loss per share - basic	$(2.19)
Net loss per share - diluted	(2.19)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at August 3, 2013 and February 2, 2013 resulted from the April 18, 2012 acquisition of Parlux Inc.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of August 3, 2013 and February 2, 2013:

		August 3, 2013			February 2, 2013
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	7-20	9,408	6,929	2,479	9,408	6,754	2,654
Customer relationships	10	5,171	690	4,481	5,171	431	4,740
Favorable leases	7	886	548	338	886	485	401
License agreements	1-4	19,505	8,903	10,602	19,505	5,901	13,604
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$82,239	$17,070	$65,169	$82,239	$13,571	$68,668

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the twenty-six weeks ended August 3, 2013 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.8 million and $2.7 million for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively, and $3.5 million and $2.9 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. As of August 3, 2013, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2013	$2,620
2014	4,842
2015	4,296
2016	1,726
2017	1,211
2018	890
Thereafter	2,315
$17,900

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,499,221 shares of common stock were reserved for issuance as of August 3, 2013. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of August 3, 2013, 741,208 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the twenty-six weeks ended August 3, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2013	1,243,674	$8.27
Granted	—	—
Exercised	(5,168)	3.51
Forfeited	(13,794)	6.37
Outstanding as of August 3, 2013	1,224,712	$8.32	6.3	$267
Vested and expected to vest as of August 3, 2013	1,076,378	$8.18	6.1	$267
Exercisable as of August 3, 2013	1,076,378	$8.18	6.1	$267

The following is a summary of stock warrants activity during the twenty-six weeks ended August 3, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2013	6,305,304	$11.79
Granted	—	—
Exercised	(5,333)	3.38
Forfeited	—	—
Outstanding as of August 3, 2013	6,299,971	$11.80	4.9	$—
Vested as of August 3, 2013	6,299,971	$11.80	4.9	$—
Exercisable as of August 3, 2013	6,299,971	$11.80	4.9	$—

Share-based compensation expense was $0.1 million and $0.6 million during the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively, and $0.2 million and $4.4 million during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	August 3, 2013	February 2, 2013
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$75,543	$61,071
Subordinated notes payable-affiliates	125,366	125,366
	200,909	186,437
Less current portion	—	—
Total long-term debt	$200,909	$186,437

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of August 3, 2013, the Company had $37.8 million of availability.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of August 3, 2013, the interest rate on LIBOR Rate borrowings was 3.0% and the interest rate on base borrowings was 5.0%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of August 3, 2013.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.5 million and $1.6 million for the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively, and $3.1 million and $2.8 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at August 3, 2013 and February 2, 2013 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $30.6 million and $27.5 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of August 3, 2013 and February 2, 2013, respectively.

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
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen or twenty-six weeks ended August 3, 2013.
During the thirteen and twenty-six weeks ended August 3, 2013, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of August 3, 2013 and February 2, 2013 was not significant.
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
During the thirteen and twenty-six weeks ended August 3, 2013, there were 7,524,683 potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the thirteen and twenty-six weeks ended July 28, 2012, there were 7,727,825 potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of August 3, 2013, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the twenty-six weeks ended August 3, 2013.

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

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.4%, of the total number of shares of the Company’s common stock as of August 3, 2013, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
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

Our wholly owned subsidiary, Parlux, sold a number of its products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.4%, of the total number of shares of the Company's common stock as of August 3, 2013, excluding shares issuable upon conversion of certain warrants. There were no sales to Jacavi after April 18, 2012, the date Parlux was acquired. There was no accounts receivable balance from Jacavi as of August 3, 2013. During the twenty-six weeks ended August 3, 2013, Perfumania purchased merchandise from Jacavi. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and twenty-six weeks ended August 3, 2013 and July 28, 2012 were as follows:

	Total Purchases Thirteen Weeks Ended August 3, 2013	Total Purchases Thirteen Weeks Ended July 28, 2012	Total Purchases Twenty-six Weeks Ended August 3, 2013	Total Purchases Twenty-six Weeks Ended July 28, 2012		Balance Due August 3, 2013		Balance Due February 2, 2013

Parlux	$—	$—	$—	$6,771	(1)	$—	(2)	$—	(2)
Lighthouse Companies	2,338	2,225	7,221	3,188		1,398		868
Jacavi Beauty Supply, LLC	—	789	417	2,757		1		1
Ricky's	—	—	—	—		(4)		(23)
Cloudbreak Holdings, LLC	447	—	746	—		383		103
	$2,785	$3,014	$8,384	$12,716		$1,778		$949

(1)Represents purchases from Parlux prior to April 18, 2012, when the Company acquired Parlux.

(2)	Since the Company acquired Parlux on April 18, 2012, the balance due to Parlux was eliminated in consolidation as of August 3, 2013 and February 2, 2013.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the twenty-six weeks ended August 3, 2013 and July 28, 2012, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at August 3, 2013 or February 2, 2013.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of August 3, 2013, the monthly current sublease payments are approximately $215,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.6 million during each of the thirteen weeks ended August 3, 2013 and July 28, 2012, and $1.3 million and $1.4 million during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were less than $0.1 million and $0.2 million during the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively, and $0.1 million and $0.5 million during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both August 3, 2013 and February 2, 2013, respectively.
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
In connection with the Parlux merger, on April 18, 2012, Parlux, Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement pursuant to the Proposal Agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. Also, in connection with the Parlux merger, the Company issued warrants to purchase 3,199,972 shares of the Company's common stock to the Garcia Group and Artistic Brands, and warrants to purchase 5,333 shares of common stock to Glenn H. Gopman, a former member of the board of directors of Parlux, Inc., and a current member of the Company's Board of Directors, in exchange for warrants to purchase Parlux Inc. stock previously held by those parties. The warrants to Glenn H. Gopman were exercised during the twenty-six weeks ended August 3, 2013.

NOTE 12 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the SOW consignment business and the Company’s internet site, Perfumania.com. Wholesale sales include sales through QFG, Parlux and Five Star to unrelated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended February 2, 2013. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Thirteen Weeks Ended August 3, 2013	Thirteen Weeks Ended July 28, 2012	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012
	(in thousands)
Net sales:
Retail	$77,610	$78,461	$152,020	$152,391
Wholesale	35,122	29,697	83,129	62,151
	$112,732	$108,158	$235,149	$214,542
Gross profit:
Retail	$35,812	$34,094	$69,938	$66,416
Wholesale	9,612	9,994	29,697	18,957
	$45,424	$44,088	$99,635	$85,373

	August 3, 2013	February 2, 2013
Total assets:
Wholesale	$546,615	$511,265
Retail	347,418	347,492
	894,033	858,757
Eliminations (a)	(466,918)	(439,153)
Consolidated assets	$427,115	$419,604

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 18, 2012, the Company consummated its acquisition of Parlux Inc.  The accompanying results of operations and cash flows for the twenty-six weeks ended July 28, 2012 contain Parlux's results beginning as of the date of acquisition.
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

Comparison of the Thirteen Weeks Ended August 3, 2013 with the Thirteen Weeks Ended July 28, 2012.

Net Sales

	Thirteen Weeks Ended August 3, 2013	Percentage of Net Sales	Thirteen Weeks Ended July 28, 2012	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$77,610	68.8%	$78,461	72.5%	$(851)
Wholesale	35,122	31.2%	29,697	27.5%	5,425
Total net sales	$112,732	100.0%	$108,158	100.0%	$4,574

Net sales increased 4.2% from $108.2 million in the thirteen weeks ended July 28, 2012 to $112.7 million in the thirteen weeks ended August 3, 2013. The increase in sales included a $5.4 million increase in wholesale sales offset by a $0.9 million decrease in retail sales.
Retail sales decreased by 1.1% from $78.5 million in the thirteen weeks ended July 28, 2012 to $77.6 million in the thirteen weeks ended August 3, 2013. The decrease included a decrease in Perfumania's retail sales of $1.8 million offset by an increase in SOW's consignment sales of $0.9 million.
Perfumania's retail sales decreased from $63.4 million in the thirteen weeks ended July 28, 2012 to $61.6 million in the thirteen weeks ended August 3, 2013. The average number of stores operated was 334 in the thirteen weeks ended August 3, 2013 compared with 343 in the comparable period last year. Perfumania's comparable store sales decreased by 1.7% during the thirteen weeks ended August 3, 2013 from the same period in 2012. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended August 3, 2013 was unchanged from the prior year's comparable period, while the total number of units sold decreased by 3.0%. We attribute the decrease in the number of units sold to a decrease in store traffic.
SOW's consignment sales increased from $15.1 million in the thirteen weeks ended July 28, 2012 to $16.0 million in the thirteen weeks ended August 3, 2013. The increase in SOW's net sales is due to an increase in sales at existing consignment accounts offset by the termination of two consignment relationships.
Wholesale sales increased by 18.3% from $29.7 million in the thirteen weeks ended July 28, 2012 to $35.1 million in the thirteen weeks ended August 3, 2013 due primarily to higher customer demand and additional brand distribution by QFG.

Gross Profit

	Thirteen Weeks Ended August 3, 2013	Thirteen Weeks Ended July 28, 2012	Dollar Change
	($ in thousands)
Retail	$35,812	$34,094	$1,718
Wholesale	9,612	9,994	(382)
Total gross profit	$45,424	$44,088	$1,336

Gross Profit Percentages

	Thirteen Weeks Ended August 3, 2013	Thirteen Weeks Ended July 28, 2012
Retail	46.1%	43.5%
Wholesale	27.4%	33.7%
Total gross profit percentage	40.3%	40.8%
Gross profit increased 3.0% from $44.1 million in the thirteen weeks ended July 28, 2012 to $45.4 million in the thirteen weeks ended August 3, 2013.
Perfumania's retail gross profit dollars for the thirteen weeks ended August 3, 2013 increased by 0.2% to $29.2 million compared with the comparable period in 2012. For these same periods, Perfumania's retail gross margins were 47.4% and 46.0%, respectively. The increase in gross margin is attributable to higher selling prices.
Wholesale gross profit percentage decreased from 33.7% during the thirteen weeks ended July 28, 2012 to 27.4% during the thirteen weeks ended August 3, 2013. Part of the decrease is attributable to $0.8 million of inventory reserves that were recorded during the thirteen weeks ended August 3, 2013.
During the thirteen weeks ended August 3, 2013, gross profit was reduced by approximately $4.1 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. Management currently expects that the remaining fair market value purchase accounting adjustment of approximately $2.5 million will be expensed by the end of the current fiscal year.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution center, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $54.9 million in the thirteen weeks ended August 3, 2013, compared to $54.8 million in the thirteen weeks ended July 28, 2012. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which was less than $0.1 million during the thirteen weeks ended August 3, 2013 and $0.2 million for the thirteen weeks ended July 28, 2012.
Depreciation and amortization was approximately $3.2 million and $4.7 million in the thirteen weeks ended August 3, 2013 and July 28, 2012, respectively.
Interest expense was approximately $2.6 million for the thirteen weeks ended August 3, 2013 compared with approximately $2.3 million for the thirteen weeks ended July 28, 2012. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility compared with the thirteen weeks ended July 28, 2012.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen weeks ended August 3, 2013 and July 28, 2012.

As a result of the foregoing, we realized a net loss of approximately $15.3 million in the thirteen weeks ended August 3, 2013 compared to a net loss of $18.6 million in the thirteen weeks ended July 28, 2012.

Comparison of the Twenty-six Weeks Ended August 3, 2013 with the Twenty-six Weeks Ended July 28, 2012.

Net Sales

	Twenty-six Weeks Ended August 3, 2013	Percentage of Net Sales	Twenty-six Weeks Ended July 28, 2012	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$152,020	64.6%	$152,391	71.0%	$(371)
Wholesale	83,129	35.4%	62,151	29.0%	20,978
Total net sales	$235,149	100.0%	$214,542	100.0%	$20,607

Net sales increased 9.6% from $214.5 million in the twenty-six weeks ended July 28, 2012 to $235.1 million in the twenty-six weeks ended August 3, 2013. The increase in sales included an increase in wholesale sales of $21.0 million offset by a decrease in retail sales of $0.4 million. Excluding the results of Parlux, net sales increased by $4.3 million.
Retail sales decreased by 0.2% from $152.4 million in the twenty-six weeks ended July 28, 2012 to $152.0 million in the twenty-six weeks ended August 3, 2013. The decrease included a decrease in Perfumania's retail sales of $1.0 million offset by an increase in SOW's consignment sales of $0.6 million.
Perfumania's retail sales decreased from $121.5 million in the twenty-six weeks ended July 28, 2012 to $120.5 million in the twenty-six weeks ended August 3, 2013. Perfumania's comparable store sales decreased by 1.3% during the twenty-six weeks ended August 3, 2013. The average retail price per unit sold during the twenty-six weeks ended August 3, 2013 increased 0.3% from the prior year's comparable period while the total number of units sold decreased by 1.4%. We attribute the decrease in the number of units sold to a decrease in store traffic. The average number of stores operated was 336 in the twenty-six weeks ended August 3, 2013, versus 342 in the prior year's comparable period.
SOW's consignment sales increased from $30.9 million in the twenty-six weeks ended July 28, 2012 to $31.5 million in the twenty-six weeks ended August 3, 2013. The increase in SOW's net sales is due to an increase in sales to existing consignment accounts offset by the termination of two consignment relationships.
Wholesale sales increased by 33.8% from $62.1 million in the twenty-six weeks ended July 28, 2012 to $83.1 million in the twenty-six weeks ended August 3, 2013. Parlux's sales increased by $16.3 million primarily because Parlux was acquired on April 18, 2012, and therefore the twenty-six weeks ended July 28, 2012 include only approximately fourteen weeks of Parlux's operations. The majority of Parlux's Mothers Day sales are realized in February and March. Excluding the results of Parlux, the increase in wholesale sales of $4.7 million is the result of higher customer demand and additional brand distribution by QFG during the twenty-six weeks ended August 3, 2013 compared to the twenty-six weeks ended July 28, 2012.

Gross Profit

	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012	Dollar Change
	($ in thousands)
Retail	$69,938	$66,416	$3,522
Wholesale	29,697	18,957	10,740
Total gross profit	$99,635	$85,373	$14,262

Gross Profit Percentages

	Twenty-six Weeks Ended August 3, 2013	Twenty-six Weeks Ended July 28, 2012
Retail	46.0%	43.6%
Wholesale	35.7%	30.5%
Total gross profit percentage	42.4%	39.8%

Gross profit increased 16.7% from $85.4 million in the twenty-six weeks ended July 28, 2012 to $99.6 million in the twenty-six weeks ended August 3, 2013. Excluding the results of Parlux, gross profit increased by $4.6 million or 5.7%.
Perfumania's retail gross profit for the twenty-six weeks ended August 3, 2013 increased by 3.0% to $57.0 million compared with the comparable period in 2012. For these same periods, Perfumania's retail gross margins were 47.3% and 45.5%, respectively. The increase in gross margins is attributable to higher selling prices.
Wholesale gross profit percentage increased from 30.5% during the twenty-six weeks ended July 28, 2012 to 35.7% during the twenty-six weeks ended August 3, 2013. The increase in gross profit percentage resulted because Parlux sales during the twenty-six weeks ended August 3, 2013 comprised a larger ratio of total wholesale sales than QFG and Five Star sales when compared with the same period last year. Parlux sells primarily to department store and international customers and its sales yield a higher gross profit percentage compared with QFG and Five Star.
During the twenty-six weeks ended August 3, 2013, gross profit was reduced by approximately $7.5 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. This will impact future quarters until the remaining fair market value purchase accounting adjustment of approximately $2.5 million is expensed.

Expenses
Selling, general and administrative expenses were $109.2 million in the twenty-six weeks ended August 3, 2013, compared to $97.3 million in the twenty-six weeks ended July 28, 2012. Excluding the results of Parlux, which was acquired on April 18, 2012, selling, general and administrative expenses were unchanged. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.1 million and $0.5 million for the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively.
Depreciation and amortization was approximately $6.5 million in the twenty-six weeks ended August 3, 2013, compared to $6.6 million for the twenty-six weeks ended July 28, 2012.
Share-based compensation expense of approximately $0.2 million and $4.4 million during the twenty-six weeks ended August 3, 2013 and July 28, 2012, respectively, represents the expense incurred on outstanding stock options.
Merger related expenses of approximately $4.6 million during the twenty-six weeks ended July 28, 2012 represents costs incurred by the Company for the acquisition of Parlux.
Interest expense was approximately $4.9 million for the twenty-six weeks ended August 3, 2013 compared with approximately $4.1 million for the twenty-six weeks ended July 28, 2012. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility, as well as a higher overall average outstanding balance on the Company's outstanding notes payable to affiliates during the twenty-six weeks ended August 3, 2013 compared with the twenty-six weeks ended July 28, 2012. The cash portion of the merger consideration for the Parlux acquisition on April 18, 2012 was financed by a net $15.0 million borrowed under our revolving credit facility and $30 million borrowed from family trusts of the Nussdorf family. These borrowing were outstanding for approximately fourteen weeks during the twenty-six weeks ended July 28, 2012.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the twenty-six week periods ended August 3, 2013 and July 28, 2012.
As a result of the foregoing, we realized a net loss of approximately $21.2 million in the twenty-six weeks ended August 3, 2013, compared to a net loss of $31.6 million in the twenty-six weeks ended July 28, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the twenty-six weeks ended August 3, 2013 was approximately $12.9 million, compared with approximately $13.6 million used in operating activities during the twenty-six weeks ended July 28, 2012. The $0.7 million change in cash flows from operating activities during the twenty-six weeks ended August 3, 2013 compared with the prior year’s comparable period resulted primarily from the decrease in our net loss, decrease in prepaid expenses and increase in accounts payable offset by increases in accounts receivable and inventory levels. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $2.4 million in the twenty-six weeks ended August 3, 2013 compared to $48.2 million in the twenty-six weeks ended July 28, 2012. The prior period’s investing activities primarily related to the payment of $44.9 million to acquire Parlux, net of Parlux's $17.1 million cash on hand. During the twenty-six weeks ended August 3, 2013, Perfumania opened 7 new stores and closed 15 stores. We plan to open approximately 7 stores and close up to 15 stores for the remainder of fiscal 2013. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the twenty-six weeks ended August 3, 2013 was approximately $14.1 million, compared with $61.6 million provided by financing activities for the twenty-six weeks ended July 28, 2012. During the twenty-six weeks ended July 28, 2012, we borrowed a net $15.0 million under our Senior Credit Facility, and $30.0 million from affiliates to fund the cash paid for Parlux.
The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of August 3, 2013. As of August 3, 2013, the Company had $37.8 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.
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
As of the end of the period covered by this report (August 3, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the second quarter of fiscal 2013 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Perfumania Holdings, Inc. (“Perfumania”) will hold its 2013 Annual Meeting of Shareholders at 10:00 a.m. on Wednesday, December 11, 2013, at 5900 North Andrews Avenue, Suite 500, Ft. Lauderdale,  Florida, 33309.
A shareholder that wishes to bring proposed business before that meeting and would like Perfumania to consider including such proposal in the proxy statement for the meeting must provide written notice thereof in accordance with Securities and Exchange Commission rules to be received by Perfumania, Attn. Corporate Secretary, at 35 Sawgrass Drive, Suite 2, Bellport, New York, 11713 no later than October 15, 2013.

ITEM 6.	EXHIBITS
The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed July 2, 2009).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, filed April 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed April 19, 2012).

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No 33-46833)).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PERFUMANIA HOLDINGS, INC.
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	September 17, 2013	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)