Form 10-Q
period 2013-11-02
Perfumania Holdings, Inc.
filed 2013-12-17
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 2, 2013 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 17, 2013 there were 15,356,833 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share amounts)

	November 2, 2013	February 2, 2013
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,399	$2,447
Accounts receivable, net of allowances of $1,118 and $753, as of November 2, 2013 and February 2, 2013, respectively	58,453	20,417
Inventories	320,823	271,881
Prepaid expenses and other current assets	15,572	22,485
Total current assets	397,247	317,230
Property and equipment, net	19,684	20,060
Goodwill	38,769	38,769
Intangible and other assets, net	37,263	43,545
Total assets	$492,963	$419,604
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$72,817	$44,640
Accounts payable-affiliates	785	959
Accrued expenses and other liabilities	34,070	33,746
Current portion of obligations under capital leases	897	874
Total current liabilities	108,569	80,219
Revolving credit facility	114,938	61,071
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	3,378	4,017
Other long-term liabilities	51,119	45,809
Total liabilities	403,370	316,482
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of November 2, 2013 and February 2, 2013, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,255,082 shares and 16,242,982 shares issued and outstanding as of November 2, 2013 and February 2, 2013, respectively	163	163
Additional paid-in capital	219,970	219,618
Accumulated deficit	(121,963)	(108,082)
Treasury stock, at cost, 898,249 shares as of November 2, 2013 and February 2, 2013	(8,577)	(8,577)
Total shareholders’ equity	89,593	103,122
Total liabilities and shareholders’ equity	$492,963	$419,604

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Net sales	$155,679	$139,501	$390,828	$354,043
Cost of goods sold	85,312	81,306	220,826	210,475
Gross profit	70,367	58,195	170,002	143,568
Operating expenses:
Selling, general and administrative expenses	57,323	57,473	166,480	154,754
Share-based compensation expense	105	(151)	312	4,268
Merger related expenses	—	53	—	4,628
Depreciation and amortization	2,846	3,702	9,336	10,349
Total operating expenses	60,274	61,077	176,128	173,999
Income (loss) from operations	10,093	(2,882)	(6,126)	(30,431)
Interest expense	(2,809)	(2,509)	(7,755)	(6,597)
Net income (loss)	$7,284	$(5,391)	$(13,881)	$(37,028)
Net income (loss) per common share:
Basic and diluted	$0.47	$(0.35)	$(0.90)	$(2.75)

Weighted average number of common shares outstanding:
Basic	15,355,656	15,303,800	15,354,072	13,442,162
Diluted	15,396,930	15,303,800	15,354,072	13,442,162

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at February 2, 2013	16,242,982	$163	$219,618	$(108,082)	898,249	$(8,577)	$103,122
Share-based compensation expense	—	—	312	—	—	—	312
Exercise of stock options and warrants	12,100	—	40	—	—	—	40
Net loss	—	—	—	(13,881)	—	—	(13,881)
Balance at November 2, 2013	16,255,082	$163	$219,970	$(121,963)	898,249	$(8,577)	$89,593
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	November 2, 2013	October 27, 2012
Cash flows from operating activities:
Net loss	$(13,881)	$(37,028)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	674	666
Depreciation and amortization	9,336	10,349
Provision for losses on accounts receivable	233	(51)
Share-based compensation	312	4,268
Changes in operating assets and liabilities, net of effects of acquisition in fiscal 2012:
Accounts receivable	(38,269)	(22,192)
Inventories	(48,942)	(42,920)
Prepaid expenses and other assets	7,557	2,320
Accounts payable	28,177	25,173
Accounts payable-affiliates	(174)	1,957
Accrued expenses and other liabilities and other long-term liabilities	5,634	7,358
Net cash used in operating activities	(49,343)	(50,100)
Cash flows from investing activities:
Additions to property and equipment	(3,996)	(5,575)
Payment to acquire Parlux, net of Parlux cash on hand of $17,114	—	(44,949)
Net cash used in investing activities	(3,996)	(50,524)
Cash flows from financing activities:
Net borrowings under bank line of credit	53,867	71,191
Borrowings under affiliated notes payable to fund Parlux acquisition	—	30,000
Principal payments under capital lease obligations	(616)	(809)
Proceeds from exercise of stock options and warrants	40	83
Net cash provided by financing activities	53,291	100,465
Net decrease in cash and cash equivalents	(48)	(159)
Cash and cash equivalents at beginning of period	2,447	1,682
Cash and cash equivalents at end of period	$2,399	$1,523

Supplemental Information:
Cash paid during the period for:
Interest	$2,253	$1,462
Income taxes	$27	$327
Non cash investing and financing activities:
Fair value of equity consideration given to acquire Parlux	$—	$89,563

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and Subsidiaries (the "Company") as of February 2, 2013, which has been derived from our audited financial statements as of and for the year ended February 2, 2013, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 2, 2013.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen and thirty-nine weeks ended November 2, 2013 are not necessarily indicative of results to be expected for the full fiscal year.
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
Our wholesale businesses include QFG, Five Star and Parlux. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Walmart, Kohl's, Nordstrom Rack, Marshall's, Walgreens and Ross Stores. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, international distributors, through QFG, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. All manufacturing operations are outsourced to third-party manufacturers.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of November 2, 2013, Perfumania operated a chain of 335 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,400 stores, including approximately 1,200 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Loehmann’s, Steinmart and K & G.

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

The unaudited pro forma results presented below include the effects of the Parlux Inc. acquisition as if it had been consummated as of January 28, 2012. The pro forma results include the amortization associated with estimates for the acquired intangible assets. In addition, the pro forma results do not include any realized or anticipated synergies, operating efficiencies or cost savings or other realized or expected benefits of the acquisition or any integration costs. Accordingly, the unaudited pro forma financial information below is not necessarily indicative of either future results of operations or results that might have been achieved had the acquisition been consummated as of January 28, 2012.

Pro Forma Thirty-nine Weeks Ended October 27, 2012
(in thousands, except per share data)
Net sales	$373,248
Net loss	(38,922)
Net loss per share - basic	$(2.90)
Net loss per share - diluted	(2.90)

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at November 2, 2013 and February 2, 2013 resulted from the April 18, 2012 acquisition of Parlux Inc.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of November 2, 2013 and February 2, 2013:

		November 2, 2013			February 2, 2013
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	7-20	9,408	7,016	2,392	9,408	6,754	2,654
Customer relationships	10	5,171	819	4,352	5,171	431	4,740
Favorable leases	7	886	580	306	886	485	401
License agreements	1-4	19,505	10,053	9,452	19,505	5,901	13,604
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$82,239	$18,468	$63,771	$82,239	$13,571	$68,668

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen and thirty-nine weeks ended November 2, 2013 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.

Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.4 million and $1.8 million for the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, and $4.9 million and $4.7 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. As of November 2, 2013, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2013	$1,222
2014	4,842
2015	4,296
2016	1,726
2017	1,211
2018	890
Thereafter	2,315
$16,502

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,499,221 shares of common stock were reserved for issuance as of November 2, 2013. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of November 2, 2013, 707,613 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the thirty-nine weeks ended November 2, 2013:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2013	1,243,674	$8.27
Granted	—	—
Exercised	(6,767)	3.46
Forfeited	(47,389)	6.65
Outstanding as of November 2, 2013	1,189,518	$8.36	6.1	$165
Vested and expected to vest as of November 2, 2013	1,043,684	$8.24	6.1	$165
Exercisable as of November 2, 2013	1,043,684	$8.24	6.1	$165

The following is a summary of stock warrants activity during the thirty-nine weeks ended November 2, 2013:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2013	6,305,304	$11.79
Granted	—	—
Exercised	(5,333)	3.38
Forfeited	—	—
Outstanding as of November 2, 2013	6,299,971	$11.80	4.6	$—
Vested as of November 2, 2013	6,299,971	$11.80	4.6	$—
Exercisable as of November 2, 2013	6,299,971	$11.80	4.6	$—

Share-based compensation expense was $0.1 million and $(0.2) million during the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, and $0.3 million and $4.3 million during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	November 2, 2013	February 2, 2013
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$114,938	$61,071
Subordinated notes payable-affiliates	125,366	125,366
	240,304	186,437
Less current portion	—	—
Total long-term debt	$240,304	$186,437

The Company has a $225 million revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital. This facility does not require amortization of principal and is scheduled to expire in January 2015, when all amounts will be due and payable in full. Under this facility, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of November 2, 2013, the Company had $40.7 million of availability.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of November 2, 2013, the interest rate on LIBOR Rate borrowings was 2.9% and the interest rate on base borrowings was 5.0%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of November 2, 2013.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.5 million for the thirteen weeks ended November 2, 2013 and October 27, 2012, and $4.6 million and $4.4 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at November 2, 2013 and February 2, 2013 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $32.1 million and $27.5 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of November 2, 2013 and February 2, 2013, respectively.

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
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen or thirty-nine weeks ended November 2, 2013.
During the thirteen and thirty-nine weeks ended November 2, 2013, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of November 2, 2013 and February 2, 2013 was not significant.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur.

NOTE 8 - BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
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
Weighted average number of shares used for income (loss) per share is as follows:

	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012
Weighted average number of shares - basic	15,355,656	15,303,800	15,354,072	13,442,162
Common stock equivalents	41,274	—	—	—
Weighted average number of shares - diluted	15,396,930	15,303,800	15,354,072	13,442,162

During the thirteen and thirty-nine weeks ended November 2, 2013, there were 7,255,094 and 7,489,489 potential shares of common stock related to stock options and warrants which were excluded from the diluted income (loss) per share calculation because the effect of including these potential shares was antidilutive. During the thirteen and thirty-nine weeks ended October 27, 2012, there were 7,550,518 potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of November 2, 2013, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012.

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

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.4%, of the total number of shares of the Company’s common stock as of November 2, 2013, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.

See Note 6 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC, ("Cloudbreak") a manufacturer and distributor of prestige fragrances. In fiscals 2010 and 2012, the Company began purchasing merchandise from the Lighthouse Companies and Cloudbreak, respectively. Glenn Nussdorf also has an ownership interest in Ricky's, a retailer specializing in fashion accessories, cosmetics and beauty supplies. During the last two quarters of fiscal 2011, the Company began purchasing various beauty accessories from Ricky's.
Since fiscal 2012, Perfumania has purchased merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.4%, of the total number of shares of the Company's common stock as of November 2, 2013, excluding shares issuable upon conversion of certain warrants. During the thirteen and thirty-nine weeks ended November 2, 2013, Perfumania purchased merchandise from Jacavi. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and thirty-nine weeks ended November 2, 2013 and October 27, 2012 were as follows:

	Total Purchases Thirteen Weeks Ended November 2, 2013	Total Purchases Thirteen Weeks Ended October 27, 2012	Total Purchases Thirty-nine Weeks Ended November 2, 2013	Total Purchases Thirty-nine Weeks Ended October 27, 2012		Balance Due November 2, 2013		Balance Due February 2, 2013

Parlux	$—	$—	$—	$6,771	(1)	$—	(2)	$—	(2)
Lighthouse Companies	3,164	6,545	10,385	9,733		749		868
Jacavi Beauty Supply, LLC	202	901	619	3,658		—		1
Ricky's	—	—	—	—		—		(23)
Cloudbreak Holdings, LLC	75	—	821	—		—		103
	$3,441	$7,446	$11,825	$20,162		$749		$949

(1)Represents purchases from Parlux prior to April 18, 2012, when the Company acquired Parlux.

(2)	Since the Company acquired Parlux on April 18, 2012, the balance due to Parlux was eliminated in consolidation as of November 2, 2013 and February 2, 2013.
As of November 2, 2013, the Company has a receivable of $0.2 million from the Lighthouse Companies. This amount is non-interest bearing and is included in accounts receivable, net, on the condensed consolidated balance sheet as of November 2, 2013.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirty-nine weeks ended November 2, 2013 and October 27, 2012, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at November 2, 2013 or February 2, 2013.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of November 2, 2013, the monthly current sublease payments are approximately $215,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.6 million and $0.7 million during the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, and $1.9 million and $2.1 million during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were less than $0.1 million during the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively, and $0.3 million and $0.5 million during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both November 2, 2013 and February 2, 2013, respectively.
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
In connection with the Parlux merger, on April 18, 2012, Parlux, Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement pursuant to the Proposal Agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. Also, in connection with the Parlux merger, the Company issued warrants to purchase 3,199,972 shares of the Company's common stock to the Garcia Group and Artistic Brands, and warrants to purchase 5,333 shares of common stock to Glenn H. Gopman, a former member of the board of directors of Parlux, Inc., and a current member of the Company's Board of Directors, in exchange for warrants to purchase Parlux Inc. stock previously held by those parties. Glenn H. Gopman's warrants were exercised during the thirty-nine weeks ended November 2, 2013.

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

	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012
	(in thousands)
Net sales:
Retail	$76,095	$73,529	$228,115	$225,920
Wholesale	79,584	65,972	162,713	128,123
	$155,679	$139,501	$390,828	$354,043
Gross profit:
Retail	$35,498	$32,910	$105,435	$99,326
Wholesale	34,869	25,285	64,567	44,242
	$70,367	$58,195	$170,002	$143,568

	November 2, 2013	February 2, 2013
Total assets:
Wholesale	$616,450	$511,265
Retail	375,931	347,492
	992,381	858,757
Eliminations (a)	(499,418)	(439,153)
Consolidated assets	$492,963	$419,604

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
On April 18, 2012, the Company consummated its acquisition of Parlux Inc.  The accompanying results of operations and cash flows for the thirty-nine weeks ended October 27, 2012 contain Parlux's results beginning as of the date of acquisition.
The Company has merged certain Parlux operations, including sales, marketing, finance and human resources, with its New York offices, and higher gross margins are being realized on fragrances licensed by Parlux and sold through the QFG, Perfumania and SOW divisions. Management also expects that the increased size of the Company will help obtain more and higher profile fragrance licenses, which will broaden the Company's product offerings and enhance revenue and gross margins. Management also anticipates that the Company will continue to realize operating synergies, resulting in reduced aggregate costs in distribution, promotional activities, administration and operations.

Comparison of the Thirteen Weeks Ended November 2, 2013 with the Thirteen Weeks Ended October 27, 2012.

Net Sales

	Thirteen Weeks Ended November 2, 2013	Percentage of Net Sales	Thirteen Weeks Ended October 27, 2012	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$76,095	48.9%	$73,529	52.7%	$2,566
Wholesale	79,584	51.1%	65,972	47.3%	13,612
Total net sales	$155,679	100.0%	$139,501	100.0%	$16,178

Net sales increased 11.6% from $139.5 million in the thirteen weeks ended October 27, 2012 to $155.7 million in the thirteen weeks ended November 2, 2013. The increase in sales included a $13.6 million increase in wholesale sales and a $2.6 million increase in retail sales.

Retail sales increased by 3.5% from $73.5 million in the thirteen weeks ended October 27, 2012 to $76.1 million in the thirteen weeks ended November 2, 2013. The increase included an increase in Perfumania's retail sales of $2.2 million and an increase in SOW's consignment sales of $0.4 million.
Perfumania's retail sales increased from $59.4 million in the thirteen weeks ended October 27, 2012 to $61.6 million in the thirteen weeks ended November 2, 2013. The average number of stores operated was 335 in both periods. Perfumania's comparable store sales increased by 4.8% during the thirteen weeks ended November 2, 2013 from the same period in 2012. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended November 2, 2013 decreased by 4.3% from the prior year's comparable period, while the total number of units sold increased by 8.4%. We attribute the decrease in average retail price per unit sold and the increase in the number of units sold to a seasonal promotion during the thirteen weeks ended November 2, 2013 on certain accessory items which have a lower retail selling price than our fragrances.
SOW's consignment sales increased from $14.1 million in the thirteen weeks ended October 27, 2012 to $14.5 million in the thirteen weeks ended November 2, 2013. The increase in SOW's net sales is due to an increase in sales at existing consignment accounts.
Wholesale sales increased by 20.6% from $66.0 million in the thirteen weeks ended October 27, 2012 to $79.6 million in the thirteen weeks ended November 2, 2013. QFG's sales increased from $39.8 million in the thirteen weeks ended October 27, 2012 to $51.5 million in the thirteen weeks ended November 2, 2013 due primarily to higher customer demand and additional brand distribution of owned and licensed brands as well as distributed brands. Parlux's sales increased from $26.2 million in the thirteen weeks ended October 27, 2012 to $28.1 million in the thirteen weeks ended November 2, 2013.

Gross Profit

	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012	Dollar Change
	($ in thousands)
Retail	$35,498	$32,910	$2,588
Wholesale	34,869	25,285	9,584
Total gross profit	$70,367	$58,195	$12,172

Gross Profit Percentages

	Thirteen Weeks Ended November 2, 2013	Thirteen Weeks Ended October 27, 2012
Retail	46.6%	44.8%
Wholesale	43.8%	38.3%
Total gross profit percentage	45.2%	41.7%
Gross profit increased 20.9% from $58.2 million in the thirteen weeks ended October 27, 2012 to $70.4 million in the thirteen weeks ended November 2, 2013.
Perfumania's retail gross profit dollars for the thirteen weeks ended November 2, 2013 increased by 4.1% to $28.3 million compared with the comparable period in 2012. For these same periods, Perfumania's retail gross margins were 46.0% and 45.8%, respectively.
Wholesale gross profit dollars increased by 37.9% due primarily to the increase in QFG's sales discussed above. Wholesale gross profit percentage increased from 38.3% during the thirteen weeks ended October 27, 2012 to 43.8% during the thirteen weeks ended November 2, 2013 due primarily to greater margins realized on fragrances licensed by Parlux and sold by both QFG and Parlux.

During the thirteen weeks ended November 2, 2013 and October 27, 2012, gross profit was reduced by approximately $1.8 million and $1.3 million, respectively, to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. Management currently expects that the remaining fair market value purchase accounting adjustment of approximately $0.7 million will be expensed by the end of the current fiscal year.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $57.3 million in the thirteen weeks ended November 2, 2013, compared to $57.5 million in the thirteen weeks ended October 27, 2012. Selling, general and administrative expenses were relatively flat for the thirteen weeks ended November 2, 2013 compared to the thirteen weeks ended October 27, 2012 as the majority of the sales increase during the current quarter was attributable to QFG, and an increase in QFG's sales do not significantly affect selling, general and administrative expenses. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which was less than $0.1 million during the thirteen weeks ended November 2, 2013 and $0.2 million for the thirteen weeks ended October 27, 2012.
Depreciation and amortization was approximately $2.8 million and $3.7 million in the thirteen weeks ended November 2, 2013 and October 27, 2012, respectively.
Interest expense was approximately $2.8 million for the thirteen weeks ended November 2, 2013 compared with approximately $2.5 million for the thirteen weeks ended October 27, 2012. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility compared with the thirteen weeks ended October 27, 2012.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen weeks ended November 2, 2013 and October 27, 2012.
As a result of the foregoing, we realized a net income of approximately $7.3 million in the thirteen weeks ended November 2, 2013 compared to a net loss of $5.4 million in the thirteen weeks ended October 27, 2012.

Comparison of the Thirty-nine Weeks Ended November 2, 2013 with the Thirty-nine Weeks Ended October 27, 2012.

Net Sales

	Thirty-nine Weeks Ended November 2, 2013	Percentage of Net Sales	Thirty-nine Weeks Ended October 27, 2012	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$228,115	58.4%	$225,920	63.8%	$2,195
Wholesale	162,713	41.6%	128,123	36.2%	34,590
Total net sales	$390,828	100.0%	$354,043	100.0%	$36,785

Net sales increased 10.4% from $354.0 million in the thirty-nine weeks ended October 27, 2012 to $390.8 million in the thirty-nine weeks ended November 2, 2013. The increase in sales included an increase in wholesale sales of $34.6 million and an increase in retail sales of $2.2 million. Excluding the results of Parlux, net sales increased by $18.6 million.
Retail sales increased by 1.0% from $225.9 million in the thirty-nine weeks ended October 27, 2012 to $228.1 million in the thirty-nine weeks ended November 2, 2013. The increase included an increase in Perfumania's retail sales of $1.2 million and an increase in SOW's consignment sales of $1.0 million.
Perfumania's retail sales increased from $180.9 million in the thirty-nine weeks ended October 27, 2012 to $182.1 million in the thirty-nine weeks ended November 2, 2013. Perfumania's comparable store sales increased by 0.7% during the thirty-nine weeks ended November 2, 2013. The average retail price per unit sold during the thirty-nine weeks ended November 2, 2013 decreased 4.3% from the prior year's comparable period while the total number of units sold increased by 1.7%. We attribute the decrease in average retail price per unit sold and the increase in the number of units sold to a promotion during the past four months on certain accessory items which have a lower retail price than our fragrances. The average number of stores operated was 336 in the thirty-nine weeks ended November 2, 2013, versus 342 in the prior year's comparable period.
SOW's consignment sales increased from $45.0 million in the thirty-nine weeks ended October 27, 2012 to $46.0 million in the thirty-nine weeks ended November 2, 2013. The increase in SOW's net sales is due to an increase in sales at existing consignment accounts offset by the termination of two consignment relationships.
Wholesale sales increased by 27.0% from $128.1 million in the thirty-nine weeks ended October 27, 2012 to $162.7 million in the thirty-nine weeks ended November 2, 2013. Parlux's sales increased by $18.2 million primarily because Parlux was acquired on April 18, 2012, and therefore the thirty-nine weeks ended October 27, 2012 include only approximately twenty-seven weeks of Parlux's operations. The majority of Parlux's Mothers Day sales are realized in February and March. Excluding the results of Parlux, the increase in wholesale sales of $16.4 million is the result of higher customer demand and additional brand distribution by QFG of owned and licensed brands as well as distributed brands during the thirty-nine weeks ended November 2, 2013 compared to the thirty-nine weeks ended October 27, 2012.

Gross Profit

	Thirty-nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012	Dollar Change
	($ in thousands)
Retail	$105,435	$99,326	$6,109
Wholesale	64,567	44,242	20,325
Total gross profit	$170,002	$143,568	$26,434
Gross Profit Percentages

	Thirty-Nine Weeks Ended November 2, 2013	Thirty-nine Weeks Ended October 27, 2012
Retail	46.2%	44.0%
Wholesale	39.7%	34.5%
Total gross profit percentage	43.5%	40.6%

Gross profit increased 18.4% from $143.6 million in the thirty-nine weeks ended October 27, 2012 to $170.0 million in the thirty-nine weeks ended November 2, 2013. Excluding the results of Parlux, gross profit increased by $14.6 million or 11.7%.
Perfumania's retail gross profit for the thirty-nine weeks ended November 2, 2013 increased by 3.4% to $85.3 million compared with the comparable period in 2012. For these same periods, Perfumania's retail gross margins were 46.8% and 45.6%, respectively. The increase in gross margins is attributable to higher selling prices.
Wholesale gross profit percentage increased from 34.5% during the thirty-nine weeks ended October 27, 2012 to 39.7% during the thirty-nine weeks ended November 2, 2013. The increase in gross profit percentage resulted because Parlux sales during the thirty-nine weeks ended November 2, 2013 comprised a larger ratio of total wholesale sales than QFG and Five Star sales when compared with the same period last year. Parlux sells primarily to department store and international customers and its sales yield a higher gross profit percentage compared with QFG and Five Star. In addition, greater margins were realized on fragrances licensed by Parlux.
During the thirty-nine weeks ended November 2, 2013 and October 27, 2012, gross profit was reduced by approximately $9.3 million and $3.0 million, respectively, to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. This will impact future quarters until the remaining fair market value purchase accounting adjustment of approximately $0.7 million is expensed.

Expenses
Selling, general and administrative expenses were $166.5 million in the thirty-nine weeks ended November 2, 2013, compared to $154.8 million in the thirty-nine weeks ended October 27, 2012. Excluding the results of Parlux, which was acquired on April 18, 2012, selling, general and administrative expenses decreased by $0.5 million. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.3 million and $0.5 million for the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively.
Depreciation and amortization was approximately $9.3 million in the thirty-nine weeks ended November 2, 2013, compared to $10.3 million for the thirty-nine weeks ended October 27, 2012.
Share-based compensation expense of approximately $0.3 million and $4.3 million during the thirty-nine weeks ended November 2, 2013 and October 27, 2012, respectively, represents the expense incurred on outstanding stock options.
Merger related expenses of approximately $4.6 million during the thirty-nine weeks ended October 27, 2012 represents costs incurred by the Company for the acquisition of Parlux.
Interest expense was approximately $7.8 million for the thirty-nine weeks ended November 2, 2013 compared with approximately $6.6 million for the thirty-nine weeks ended October 27, 2012. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility, as well as a higher overall average outstanding balance on the Company's outstanding notes payable to affiliates during the thirty-nine weeks ended November 2, 2013 compared with the thirty-nine weeks ended October 27, 2012. The cash portion of the merger consideration for the Parlux acquisition on April 18, 2012 was financed by a net $15.0 million borrowed under our revolving credit facility and $30 million borrowed from family trusts of the Nussdorf family. These borrowing were outstanding for approximately twenty-seven weeks during the thirty-nine weeks ended October 27, 2012.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the thirty-nine week periods ended November 2, 2013 and October 27, 2012.
As a result of the foregoing, we realized a net loss of approximately $13.9 million in the thirty-nine weeks ended November 2, 2013, compared to a net loss of $37.0 million in the thirty-nine weeks ended October 27, 2012.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirty-nine weeks ended November 2, 2013 was approximately $49.3 million, compared with approximately $50.1 million used in operating activities during the thirty-nine weeks ended October 27, 2012. The $0.8 million change in cash flows from operating activities during the thirty-nine weeks ended November 2, 2013 compared with the prior year’s comparable period resulted primarily from the decrease in our net loss, decrease in prepaid expenses offset by increases in accounts receivable and inventory levels. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $4.0 million in the thirty-nine weeks ended November 2, 2013 compared to $50.5 million in the thirty-nine weeks ended October 27, 2012. The prior period’s investing activities primarily related to the payment of $44.9 million to acquire Parlux, net of Parlux's $17.1 million cash on hand. During the thirty-nine weeks ended November 2, 2013, Perfumania opened 9 new stores and closed 15 stores. We plan to open approximately 7 stores and close up to 15 stores for the remainder of fiscal 2013. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirty-nine weeks ended November 2, 2013 was approximately $53.3 million, compared with $100.5 million provided by financing activities for the thirty-nine weeks ended October 27, 2012. During the thirty-nine weeks ended October 27, 2012, we borrowed a net $15.0 million under our Senior Credit Facility, and $30.0 million from affiliates to fund the cash paid for Parlux.
The Company has a $225 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of November 2, 2013. As of November 2, 2013, the Company had $40.7 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.
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
As of the end of the period covered by this report (November 2, 2013), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the third quarter of fiscal 2013 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	December 17, 2013	By:	By: /S/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /S/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)