Form 10-K
period 2014-02-01
Perfumania Holdings, Inc.
filed 2014-05-01
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $26.2 million as of July 31, 2013, based on the closing sale price of $5.20 per share.
The number of shares outstanding of the registrant’s common stock as of April 30, 2014: 15,369,263 shares

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
During fiscal 2013 and 2012, approximately 61.2% and 68.2% of our net sales and 63.9% and 74.1% of our gross profit were provided by our retail division, and approximately 38.8% and 31.8% and 36.1% and 25.9%, respectively, by our wholesale division. Further information for each of the industry segments in which we operate is provided in Note 15 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
The Company's fiscal year ends on the Saturday closest to January 31. In this Form 10-K, we refer to the fiscal year beginning February 3, 2013 and ending February 1, 2014 as “fiscal 2013” and the fiscal year beginning January 29, 2012 and ending February 2, 2013 as “fiscal 2012”. Fiscal 2013 contained 52 weeks while fiscal 2012 contained 53 weeks, with the additional week occurring in the fourth quarter.
Acquisition of Parlux
On April 18, 2012, the Company acquired all of the outstanding shares of Parlux Fragrances, Inc. ("Parlux Inc.") common stock. Parlux Inc. was engaged in the business of creating, designing, manufacturing, distributing and selling prestige fragrances and beauty related products marketed primarily through specialty stores, national department stores and perfumeries on a worldwide basis. The Company issued approximately 6.014 million shares of its common stock and paid approximately $62.1 million in cash to the former Parlux Inc. shareholders in the merger. The Company's shares issued to Parlux Inc.'s shareholders represented approximately 40% of the Company's issued and outstanding common stock after the merger. The acquisition's impact on our business is described under "Strategy" below.
See further discussion at Note 2 of the Notes to Consolidated Financial Statements.
Wholesale Business
QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owners/manufacturers. QFG strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. QFG’s sales are principally to retailers such as CVS, Kohl’s, Marshalls, Nordstrom Rack, Ross Stores, Sears, Target, Wal-Mart and Walgreens. QFG also operates a direct sales department that services over 10,000 pharmacies and specialty stores, through partnerships with AmerisourceBergen and Cardinal Health, throughout the United States.
Parlux engages in the manufacture (through sub-contractors), distribution and sale of Kenneth Cole®, Shawn Carter, professionally known as Jay-Z®, Paris Hilton®, Jessica Simpson®, Rihanna®, Marc Ecko®, Vince Camuto®, Donald Trump® and Ivanka Trump® fragrances and related beauty products on an exclusive basis as a licensee or sublicensee. The products are distributed in a variety of sizes and packaging. Beauty related products such as body lotions, creams, shower gels, deodorants, soaps and dusting powders complement the fragrance line. Parlux designs and creates fragrances using its own staff and independent contractors. Parlux supervises the design of its packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. Parlux's fragrances generally retail at prices ranging from $25 to $85 per item, and are sold in the United States in national and regional department stores, including Belk, Bon Ton, Boscovs, Dillards, Macy's, Nordstrom and Stage Stores, on military bases throughout the United States, at Perfumania's retail stores, through SOW's consignment business and at selected other cosmetic retailers. In international markets, distributors sell Parlux's products to local department stores as well as to numerous perfumeries in the local markets. Selected Parlux products are also sold by QFG. We also fulfill a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers.
Five Star’s owned and licensed brands include Tommy Bahama®, Bijan®, Gayle Hayman®, Michael Jordan®, Pierre Cardin®, Royal Copenhagen®, Royal Secret®, Vicky Tiel®, XOXO® and Snookie® and are sold principally through QFG, SOW’s consignment business and Perfumania’s retail stores. Five Star handles the manufacturing, on behalf of Perfumania, of the Jerome Privee® product line, which includes bath and body products, and which is sold exclusively in Perfumania’s retail stores.
There were no customers who accounted for more than 10% of revenues in fiscal 2013 or 2012.
Retail Business
Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At February 1, 2014, Perfumania operated a chain of 329 “full service” retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 2,000 different fragrance items for women, men and children. These stores stock brand name and designer brands such as Estee Lauder®, Cartier®, Issey Miyake®, Bvlgari®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Hugo Boss®, Ralph Lauren/Polo®, Perry Ellis®, Escada®, Christian Dior®, Lacoste®, Burberry®, Azzaro®, Guess® and Donna Karan®1, as well as Parlux and Five Star brands. Perfumania also exclusively carries a private label line of bath and body products under the name Jerome Privee®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, although the stores are generally operated under the name “Perfumania.”® Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and suburban strip shopping centers.
Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. We benefit from our ability to reach a large group of customers from a central site. This also enables us to display a larger number of products than traditional store-based or catalog sellers, and the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility.
SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,100 stores, including more than 1,100 Kmart locations nationwide, as well as through customers such as Burlington Coat Factory, Steinmart and K&G. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage.
 ______________

1
Trademarks used in this Form 10-K are trademarks or registered trademarks of the Company or of our licensors. The ® and ™ symbols are deemed to apply to each instance of the respective mark in this report.

The retail segment’s overall profitability depends principally on our ability to purchase a wide assortment of merchandise at favorable prices, attract customers and successfully conclude retail sales. Other factors affecting our profitability include general economic conditions, competition, availability of volume discounts, number of stores in operation, timing of store openings and closings and the effects of special promotions.
Seasonality and Quarterly Results
The Company’s business is highly seasonal, with the most significant activity occurring from September through December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 37.4% and 41.8% of total wholesale revenues being generated during these three months in fiscal 2013 and 2012, respectively. Retail revenues are the greatest in December, with approximately 21.8% and 22.6% of retail revenues being generated this month in fiscal 2013 and 2012, respectively, as is typical for a retail operation.
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
The acquisition of Parlux created a larger, national, vertically integrated manufacturer, wholesale distributor and specialty retailer of fragrances and related products that is better positioned to compete in the market place and drive growth, as well as to benefit from increased operating scale. The Company has realized increased margins by taking advantage of Parlux's reduced cost on fragrances licensed by Parlux and sold through the QFG, Perfumania and SOW divisions. The increased size and distribution capabilities of the Company are also expected to attract more and higher profile licenses, which will broaden the Company's product offerings to wholesale customers while also growing the retail business. The Company anticipates it will continue to realize certain synergies as a result of the Parlux acquisition, including reduced aggregate costs in distribution, promotional activities, administration and operations.
Perfumania’s current business strategy focuses on maximizing sales and store productivity by raising the average dollar sale per transaction, increasing transactions per hour, controlling expenses at existing stores, selectively opening new stores in proven geographic markets and closing under-performing stores. When opening new stores, Perfumania seeks locations primarily in high traffic manufacturers’ outlet malls, regional malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates whether to open additional stores in markets where it already has a presence or whether to expand into additional markets that it believes have a population density and demographics to support a cluster of stores.
As of February 1, 2014, we operated 329 Perfumania stores in the United States, Puerto Rico and the United States Virgin Islands. The following chart shows the number of Perfumania stores operated in each state in which those stores are located.

Perfumania Stores as of February 1, 2014
Alaska	2	Louisiana	6	Ohio	8
Alabama	2	Maine	1	Oklahoma	1
Arizona	9	Maryland	5	Oregon	4
California	27	Massachusetts	9	Pennsylvania	9
Colorado	2	Michigan	10	Puerto Rico	19
Connecticut	2	Minnesota	3	South Carolina	6
Delaware	2	Mississippi	3	Tennessee	4
District of Columbia	1	Missouri	6	Texas	40
Florida	53	Nevada	7	US Virgin Islands	1
Georgia	13	New Hampshire	4	Utah	4
Hawaii	2	New Jersey	7	Virginia	3
Illinois	13	New York	19	Washington	6
Indiana	5	North Carolina	9	Wisconsin	2

In fiscal 2013 and 2012, Perfumania opened 14 and 20 stores, respectively, excluding seasonal locations. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less trafficked locations. Perfumania closed 27 stores during fiscal 2013 and 21 stores during fiscal 2012, respectively, excluding seasonal locations. For fiscal 2014, Perfumania intends to continue to focus on improving the profitability of its existing stores and management currently expects to open a minimum of 15 new stores and expects to close approximately 10 stores.
Supply Chain and Manufacturing
Excluding owned and licensed brands of Parlux and Five Star, the Company purchases approximately 80% of its fragrances directly from brand owners/manufacturers and the balance from distributors and wholesalers. Its suppliers include a majority of the largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships, some of which are also customers of the Company. The Company maintains a regular dialogue with all designer fragrance brand manufacturers directed toward broadening its product offerings to its customers. The Company believes that having both wholesale and retail customers is desirable to most designer fragrance brand manufacturers and enhances its opportunities to further expand these relationships. As is customary in the fragrance industry, the Company has no long-term or exclusive contracts with these suppliers.
Raw materials and components (“raw materials”) for Parlux's and Five Star's fragrance products are available from sources in the United States, Europe and the Far East. We source the raw materials, which are delivered from independent suppliers directly to third party contract manufacturers who produce and package the finished products based on our estimated anticipated needs. Our fragrance products are manufactured primarily in plants located in New Jersey and neighboring states. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. Management believes it has good relationships with its manufacturers and there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.
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
Parlux maintains its own fragrance sales and marketing staff, and sells directly to retailers, primarily national and regional department stores, who we believe will maintain the image of our owned and licensed products as prestige fragrances. Parlux products are currently sold in over 3,000 retail outlets in the United States and on a global basis throughout a network of international distributors. Selected Parlux products are also sold in our Perfumania stores, SOW consignment retail outlets and by QFG. For our licensed brands, we employ traditional vehicles, such as magazine print advertising, and are increasingly leveraging new media such as social networking, mobile, and digital applications.
Intellectual Property Rights
The Company’s portfolio of fragrance brands is of great importance to its business. Parlux holds the exclusive worldwide distribution rights for the following licenses: Kenneth Cole, Shawn Carter, professionally known as Jay-Z, Paris Hilton, Jessica Simpson, Rihanna, Marc Ecko, Vince Camuto, Donald Trump and Ivanka Trump. Five Star owns the Lutece, Norell, Pavlova, Realm, Raffinee and Royal Secret brands, among others. It licenses designer and other fragrance brands, such as Tommy Bahama, Bijan, Gale Hayman, Michael Jordan, Pierre Cardin, Royal Copenhagen, Vicky Tiel, XOXO and Snookie, often acquiring exclusive worldwide distribution rights. Current expiration dates for these licenses (whereupon automatic or discretionary renewal periods may commence) range from June 30, 2014 to December 31, 2022, excluding the Gayle Hayman license which expires December 2093. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements. In addition to the trade name and service mark Perfumania, Perfumania operates one store under the trade name Perfumania Plus.
We primarily rely on trademark laws to protect our intellectual property rights. In addition to using registered trademarks covering licensed brands, we have a large proprietary portfolio of U.S. and foreign registered trademarks and applications. U.S. trademark ownership depends on use and remains effective as long as the trademark is used. Trademark registration provides certain additional protections. U.S. trademark registrations are generally renewable for as long as the trademark is used. Trademark ownership in foreign countries applying common law also depends on continued use, with registration providing certain additional protections. In the European Union and other foreign countries, ownership rights are based on registration. Terms of registrations in such countries range from seven to fifteen years and are generally renewable. We occasionally register the copyright to packaging materials, and we also rely on trade secret and other contractual restrictions to protect the commercial terms of our licenses. From time to time, we bring litigation against those who, in our opinion, infringe our proprietary rights, but there can be no assurance that either such efforts, or any contractual restrictions used, will be adequate or effective. Also, owners of other brands may, from time to time, allege that we have violated their intellectual property rights, which may lead to litigation and material legal expense.
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
Employees
At February 1, 2014, the Company had 2,287 employees, of whom 217 were involved in warehousing, 1,776 were employed in Perfumania’s retail stores, 247 in marketing, sales and operations, and 47 in finance and administration. We use temporary warehouse personnel to assist with seasonal requirements, and temporary and part-time retail employees are added shortly before the Thanksgiving holiday weekend. Some of our warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.
Distribution
The Company utilizes independent national trucking companies, primarily UPS, to deliver merchandise to its stores and some of its wholesale customers. Other wholesale customers are responsible for their own shipping arrangements. Retail store deliveries are generally made weekly, with more frequent deliveries during the holiday season. Such deliveries permit the stores to minimize inventory storage space and increase the space available for display and sale of merchandise. Sales by Perfumania.com are shipped via UPS and are delivered within a few days of being ordered.
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
We are more leveraged following the Parlux merger than we have been historically
In order to complete our acquisition of Parlux, we incurred an additional $62.1 million of debt. Borrowings under our senior credit facility and our subordinated debt now total approximately $193.3 million. We and our subsidiaries must comply with various restrictive covenants in our credit facility. Among other things, these covenants limit our ability to:
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
The beauty industry is highly competitive and if we cannot effectively compete our business and results of operations will suffer
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Some of our competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than ours. Many of our competitors are global prestige beauty companies and multi national consumer product companies who have greater financial, technical, operational, and marketing resources than we have and brands with greater name recognition than our brands. We may not be able to compete successfully against these competitors in developing our products and services. These factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.

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
Any new product we develop may not generate sufficient consumer interest and sales to become a profitable brand or even to cover the costs of its development and subsequent promotions
Our success with new fragrance products depends on our products’ appeal to a broad range of consumers, whose preferences are subject to change, and on our ability to anticipate and respond to market trends through product innovation. In addition, a number of the new launches are with celebrities (either entertainers or athletes) who require substantial royalty commitments and whose careers and/or public appeal could diminish dramatically with no warning. Net revenues and margins on beauty products sometimes decline as they advance in their life cycles, so our revenues and margins could suffer if we do not successfully develop new products. Creating new products may place a strain on our resources. We may incur expenses in creating and developing new products that are not subsequently supported by a sufficient level of sales. If any of our new product introductions are unsuccessful, or if the appeal of the celebrity related to a product diminishes, it could materially impact our results of operations.
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
Our retail business is sensitive to and may be adversely affected by general economic conditions and overall consumer confidence
Our business is sensitive to a number of factors that influence the levels of consumer spending, including political and economic conditions such as recessionary environments, the levels of disposable consumer income, consumer debt, interest rates, fuel and energy prices, the level of unemployment and consumer confidence. During periods of economic uncertainty or volatility in financial markets where consumer confidence is affected, consumer spending levels and customer traffic could decline, which would have an adverse effect on our business and our results of operations.
Adverse U.S. and global economic conditions could affect our wholesale business
A U.S. or global economic downturn could reduce the availability of credit for businesses. Some of our wholesale customers could experience a decline in financial performance. These conditions affect their ability to pay amounts owed to us on a timely basis or at all. There can be no assurance that government responses to potential economic disruptions would increase liquidity and the availability of credit, and as a result, our wholesale customers may be unable to borrow funds on acceptable terms. We extend credit to some of our wholesale customers based on an evaluation of their financial condition. Financial difficulties experienced by our wholesale customers could cause us to curtail or eliminate business with that customer. Any economic decline affecting our wholesale customers would adversely affect our business and results of operations.
If Perfumania cannot successfully manage its growth, our business will be adversely affected
We may not be able to sustain growth in Perfumania's revenues. Perfumania’s growth has been somewhat dependent upon opening and operating new retail stores on a profitable basis, which in turn is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. Circumstances outside our control could negatively affect these anticipated store openings. Perfumania’s new stores may take up to three years to reach planned operating levels. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations. The failure to expand by successfully opening new stores as planned, or the failure of a significant number of these stores to perform as planned, could have a material adverse effect on our business and our results of operations.
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
The loss of or disruption in our distribution facilities could have a material adverse effect on our business
We currently have two distribution facilities located in Bellport, New York and Keasbey, New Jersey. In addition we use third-party fulfillment centers in New York and New Jersey. Any significant interruption to any of these facilities, due to natural disasters, severe weather accidents, system failures, or other unforeseen causes, as well as the loss or damage to the inventory stored therein, could adversely affect our business, prospects, results of operations, financial condition or cash flows.
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
Disruptions of our computer systems could adversely affect our operations
We rely heavily on computer systems to process transactions, manage our inventory and supply-chain and to summarize and analyze our business. If our systems are damaged or fail to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. Starting in fiscal 2014, we are undertaking significant multi-year system enhancements and conversions to increase productivity and efficiency, that, if not done properly, could divert the attention of our workforce and constrain for some time our ability to provide the level of service our customers demand. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.
If we fail to protect the security of personal information about our retail customers, our reputation could suffer and we could suffer financial harm
Through our sales, marketing activities, and use of third party information, we collect and store certain personally identifiable information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include but is not limited to names, addresses, phone numbers, e-mail addresses, contact preferences and payment account information, including credit and debit card information. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. The regulatory environment for information security is increasingly demanding, and our customers have a high expectation that we will protect their personal information. We have instituted safeguards for the protection of such information. These security measures may be compromised as a result of third party security breaches, burglaries, cyber attack, errors by employees or employees of third parties, faulty password management, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third-parties are entirely free from vulnerability to attack or compromise. We may experience a breach of our systems and may be unable to protect sensitive data and integrity of our systems or prevent fraudulent purchases. If we experience a data security breach, we could be exposed to costly government enforcement actions and private litigation. In addition, this could damage our reputation and our customers could lose confidence in us, which could cause them to stop using credit cards to purchase our products or stop shopping at our stores altogether. Such events could lead to lost future sales, fines or lawsuits, which would adversely affect our results of operations.
The risks of e-commerce retailing could hurt our results of operations
Business risks related to our Perfumania.com e-commerce business include our ability to keep pace with rapid technological change, any failure in our or any third-party processor’s security procedures and operational controls, failure or inadequacy in our or any third-party processor’s systems or ability to process customer orders, and any significant or unanticipated increase in shipping costs, reduction in service, or slow-down in delivery by our third-party shipping vendors. If any of these risks materializes, it could have an adverse effect on our results of operations.
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
We may experience impairment of the goodwill or value of long-lived assets that resulted from the Parlux merger
In connection with the Parlux merger, we recorded a substantial amount of goodwill in our financial statements and also acquired long-lived assets resulting from the acquisition or development of license brands and sublicensing opportunities. Both goodwill and the value of these long-lived assets can become impaired, as indicated by factors such as changes in our stock price, book value or market capitalization, and the past and anticipated operating performance and cash flows of our retail and wholesale segments. We test goodwill and indefinite-lived intangible assets for impairment annually, but the fair value estimates involved require a significant amount of difficult judgment and assumptions by management. Our actual results may differ materially from our projections, which may result in the need to recognize impairment of some or all of the goodwill we recorded and/or to write down the value of our long-lived assets, including brand licenses and trademarks.

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
We are subject to risks related to our international operations
We operate on a global basis. The Company's products are sold in approximately 90 countries through a network of international distributors. Our international operations could be adversely affected by:
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
We lease approximately 10,000 square feet of general office space, primarily for our marketing operations, in New York City under a lease that expires in February 2021. Also as a result of the Parlux acquisition, we assumed a lease on approximately 19,000 square feet of administrative office space in Ft. Lauderdale, Florida that is leased through January 2016. An additional administrative office located in Sunrise, Florida is leased through December 2017 and is currently being subleased.
All of Perfumania’s retail stores are located in leased premises. As of February 1, 2014, the Company had a total of approximately 471,000 leased store square feet with an average store size of 1,433 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 14 to our consolidated financial statements for additional information with respect to our store leases.

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

FISCAL 2013	HIGH	LOW
First Quarter	$6.43	$5.25
Second Quarter	$6.20	$5.10
Third Quarter	$5.63	$4.21
Fourth Quarter	$7.05	$4.60

FISCAL 2012	HIGH	LOW
First Quarter	$10.81	$8.31
Second Quarter	$9.01	$7.33
Third Quarter	$8.67	$5.50
Fourth Quarter	$6.75	$4.13
As of April 23, 2014, there were 49 holders of record, which excluded common stock held in street name.

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
Our bank credit facility permits the payment of dividends to shareholders providing that no default or event of default has occurred or will occur as a result of such payment. The aggregate amount of dividends paid cannot exceed $2.5 million in any fiscal year.

ITEM 6.	SELECTED FINANCIAL DATA
Not applicable

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
Management Overview
During fiscal 2013, the Company continued focusing on the integration of Parlux's operations, managing expenses, improving inventory turns at its retail stores and consignment locations and maximizing working capital. Management also continued to close underperforming Perfumania retail stores, while selectively opening new locations.
As discussed in Note 2 to the consolidated financial statements, for U.S. GAAP reporting, the accompanying results of operations and cash flows for fiscal 2012 contain Parlux's results beginning on April 18, 2012, the date of the acquisition.
Net sales increased 7.7% from $534.8 million in fiscal 2012 to $575.9 million in fiscal 2013, due to an increase in wholesale sales offset by a decrease in retail sales. Wholesale sales increased by 31.0% from the prior year. Retail sales decreased 3.2% compared to the prior year as a result of decreases in sales for both Perfumania and SOW. The increase in wholesale sales is due to Parlux's results being included for a full year in fiscal 2013 and higher customer demand and additional brand distribution by QFG. The decrease in retail sales is due to a lower store count and lower mall traffic during the 2013 holiday season for Perfumania and the loss of consignment customers for SOW.
Total gross profit increased 18.1% from $213.6 million in fiscal 2012 to $252.2 million in fiscal 2013, largely due to the wholesale division.
Operating expenses decreased 3.2% from $261.8 million in fiscal 2012 to $253.5 million in fiscal 2013. Included in operating expenses for fiscal 2012 are $4.8 million of expenses related to the merger with Parlux. Also included in operating expenses are asset impairment and share-based compensation expense of $0.5 million and $0.6 million, respectively, in fiscal 2013 and $8.1 million and $4.5 million, respectively, in fiscal 2012.
Including $10.3 million of interest expense in fiscal 2013 and $9.4 million in fiscal 2012, we realized a net loss of approximately $12.5 million in fiscal 2013 compared with a net loss of $56.0 million in fiscal 2012.

The following table sets forth selected items from our consolidated statements of operations expressed as a percentage of total net sales for the periods indicated:
PERCENTAGE OF NET SALES

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
Total net sales	100.0%	100.0%
Total gross profit	43.8	39.9
Selling, general and administrative expenses	41.8	43.0
Asset impairment	0.1	1.5
Share-based compensation expense	0.1	0.8
Merger related expenses	—	0.9
Depreciation and amortization	2.0	2.7
Total operating expenses	44.0	48.9
Loss from operations	(0.2)	(9.0)
Interest expense	1.8	1.8
Loss before income taxes	(2.0)	(10.8)
Income tax provision (benefit)	0.2	(0.3)
Net loss	(2.2%)	(10.5%)
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, deferred taxes and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of our consolidated financial statements.
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
Inventory Adjustments and Write-offs
Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost basis. We review our inventory on a regular basis for excess and potentially slow moving inventory based on prior sales, forecasted demand and historical experience and through specific identification of obsolete or damaged merchandise and we record adjustments to reduce the carrying value of inventory to the lower of cost or market in accordance with our assessment. If actual sales are less than our forecasts, additional write-offs could be necessary. Inventory shrinkage is estimated and accrued between physical inventory counts. Significant differences between future experience and that which was projected (for either the shrinkage or inventory reserves) could affect the recorded amounts of inventory and cost of sales.
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
Perfumania store asset impairment charges of approximately $0.5 million and $2.8 million for fiscal 2013 and 2012, respectively, and impairment charges on a building under a capital lease of approximately $5.3 million for fiscal 2012 are included in asset impairment on the accompanying consolidated statements of operations.
As the projection of future cash flows and economic conditions requires the use of judgments and estimates, if actual results are materially different than these judgments or estimates, additional charges could be necessary. Significant deterioration in the performance of the Company’s stores compared to projections could result in significant additional asset impairments.
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
During the fourth quarter ended February 1, 2014, we completed our annual impairment assessment of the Perfumania tradename, brand licenses and goodwill with the assistance of a third party valuation firm. In assessing the fair value of this tradename, we utilized the income approach, based on the relief from royalty methodology. For goodwill, we elected to quantitatively test for impairment by comparing the book value of goodwill with the fair value of the reporting unit where our goodwill resides. We estimate the fair value of the reporting units using discounted cash flow and certain market value data. We also reviewed our other intangible assets with finite lives for impairment using the income approach.
We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual results may differ from these estimates. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required in fiscal 2013 as the estimated fair value exceeded the recorded carrying values.
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
Sales and Allowances for Sales Returns
Revenue from wholesale transactions is recorded when title passes. Wholesale revenue is recorded net of estimated returns, discounts and allowances. Revenue from retail sales is recorded, net of discounts, at the point of sale for Perfumania stores, and for consignment sales, when sale to the ultimate customer occurs. Revenue from Internet sales is recognized at the time products are delivered to customers. We record an estimate of returns, discounts and allowances, and review and refine these estimates on a regular basis based on current experience and trends.

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
Valuation of Deferred Tax Assets
Accounting guidance requires that deferred tax assets be evaluated for future realization and reduced by a valuation allowance to the extent we believe it is more likely than not that a portion of these assets will not be realized. The guidance also prescribes a comprehensive model for the financial statement recognition, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return and also provides guidance on various related matters such as derecognition, interest and penalties, and disclosure. We consider many factors when assessing the likelihood of future realization of our deferred tax assets including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes and other relevant factors. The range of possible judgments relating to the valuation of our deferred tax assets is very wide. Significant judgment is required in making these assessments and it is very difficult to predict when, if ever, our assessment may conclude that the remaining portion of our deferred tax assets is realizable. Significant differences between future experience and that which was projected in calculating deferred tax assets could result in material additional adjustments to our deferred tax assets and income tax expense.
FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012
Net Sales:
We recognized net sales of $575.9 million in fiscal 2013, an increase of 7.7% from the $534.8 million recorded in fiscal 2012. The breakdown of sales between retail and wholesale was as follows:

	Fiscal Year Ended February 1, 2014	Percentage of Net Sales	Fiscal Year Ended February 2, 2013	Percentage of Net Sales	Dollar Change	Percent Change
	($ in thousands)
Retail	$352,687	61.2%	$364,477	68.2%	$(11,790)	(3.2%)
Wholesale	223,170	38.8%	170,302	31.8%	$52,868	31.0%
Total net sales	$575,857	100.0%	$534,779	100.0%	$41,078	7.7%

The increase in sales included an increase in wholesale sales of $52.9 million offset by a decrease in retail sales of $11.8 million. The fifty-third week in fiscal 2012 resulted in $3.8 million and $3.7 million of retail and wholesale sales, respectively. Excluding the results of Parlux, net sales increased by $10.6 million.
Retail sales decreased by 3.2% from $364.5 million in fiscal 2012 to $352.7 million in fiscal 2013. The decrease included a decrease in Perfumania’s retail sales of $10.6 million and a decrease in SOW’s consignment sales of $1.2 million.
Perfumania’s retail sales decreased by 3.6% from $290.8 million in 2012 to $280.2 million in fiscal 2013. The average number of stores operated was 336 in fiscal 2013 compared with 344 in fiscal 2012. Perfumania’s comparable store sales decreased by 2.2% during fiscal 2013. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2013 was unchanged from fiscal 2012, and the total number of units sold decreased by 3.1%. The decrease in the number of units sold was due primarily to the reduction in the number of Perfumania stores in operation during fiscal 2013 and lower mall traffic during the 2013 holiday season, and also the additional week included in fiscal 2012 compared with fiscal 2013, as discussed earlier, which resulted in $3.0 million of additional sales in fiscal 2012.
SOW’s consignment sales decreased from $73.7 million in fiscal 2012 to $72.5 million in fiscal 2013. The decrease in SOW’s net sales is due primarily to the loss of three consignment customers during fiscal 2012 and 2013 and a reduction in the number of Kmart locations.
Wholesale sales increased by 31.0% from $170.3 million in fiscal 2012 to $223.2 million in fiscal 2013. Parlux’s sales increased by $30.5 million partially because Parlux was acquired on April 18, 2012, and therefore fiscal 2012 does not include a full year of Parlux’s operations. Excluding the results of Parlux, the increase in wholesale sales of $22.4 million is the result of higher customer demand and additional brand distribution by QFG of owned and licensed brands as well as distributed brands during fiscal 2013 compared with fiscal 2012.
Cost of Goods Sold:
Cost of goods sold, which includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges, increased 0.8% from $321.2 million in fiscal 2012 to $323.7 million in fiscal 2013. The breakdown between wholesale and retail was as follows:

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013	Dollar Change	Percent Change
	($ in thousands)
Retail	$191,615	$206,099	$(14,484)	(7.0%)
Wholesale	132,077	115,073	17,004	14.8%
Total cost of goods sold	$323,692	$321,172	$2,520	0.8%

The increase in cost of goods sold was due to an increase in wholesale sales offset by a decrease in retail sales. During fiscal 2013 and 2012 cost of goods sold was increased by approximately $10.2 million and $4.0 million, respectively, to expense the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. As of February 1, 2014, the entire purchase accounting adjustment has been expensed resulting in no further impact to future quarters. Excluding the results of Parlux, the decrease in cost of goods sold was due to lower cost on fragrances licensed by Parlux and sold by QFG, Perfumania and SOW divisions and lower retail sales as discussed above.
Gross Profit:
Gross profit increased 18.1% from $213.6 million in fiscal 2012 to $252.2 million in fiscal 2013. Excluding the results of Parlux, gross profit increased by $15.2 million or 7.7%.

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013	Dollar Change	Percent Change
	($ in thousands)
Retail	$161,072	$158,378	$2,694	1.7%
Wholesale	91,093	55,229	35,864	64.9%
Total gross profit	$252,165	$213,607	$38,558	18.1%

Gross profit percentages for the same periods were:

	For the year ended
	February 1, 2014	February 2, 2013
Retail	45.7%	43.5%
Wholesale	40.8%	32.4%
Total gross profit margin	43.8%	39.9%

The increase in gross profit resulted from increases in both retail and wholesale gross profit and also the acquisition of Parlux.
Perfumania’s retail gross profit for fiscal 2013 decreased by 1.0% to $128.5 million compared with $129.7 million in 2012. For these same periods, Perfumania’s retail gross margins were 45.8% and 44.6%, respectively. The increase in gross margins is due to higher selling prices and greater margins realized on fragrances licensed by Parlux and sold by Perfumania.
Wholesale gross profit increased by 64.9% from $55.2 million during fiscal 2012 to $91.1 million during fiscal 2013. The increase is due to higher wholesale sales as discussed above. Wholesale gross profit percentage increased from 32.4% during fiscal 2012 to 40.8% during fiscal 2013 because Parlux sales during fiscal 2013 comprise a larger ratio of total wholesale sales than QFG and Five Star sales compared with fiscal 2012. Parlux sells primarily to department store and international customers and its sales yield a higher gross profit percentage compared with QFG and Five Star. In addition, greater margins were realized on fragrances licensed by Parlux and sold by QFG.
During fiscal 2013 and 2012, gross profit was reduced by approximately $10.2 and $4.0 million, respectively, to expense the purchase accounting adjustment to record Parlux’s acquired inventory at fair market value at the acquisition date. As of February 1, 2014, the entire purchase accounting adjustment has been expensed resulting in no further impact to future quarters.
Operating Expenses:
Operating expenses decreased 3.2% from $261.8 million in fiscal 2012 to $253.5 million in fiscal 2013.
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

	For the year ended
	($ in thousands)
	February 1, 2014	February 2, 2013	Percentage Increase (Decrease)
Selling, general and administrative	$240,436	$230,075	4.5%
Asset impairment	491	8,106	(93.9%)
Share-based compensation expense	556	4,547	(87.8%)
Merger related expenses	—	4,837	(100.0%)
Depreciation and amortization	11,973	14,251	(16.0%)
Total operating expenses	$253,456	$261,816	(3.2%)
Loss from operations	$(1,291)	$(48,209)

Selling, general and administrative expenses were $240.4 million in fiscal 2013 compared with $230.1 million in fiscal 2012. Excluding the results of Parlux, selling, general and administrative expenses decreased by $3.4 million. Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $0.5 million and $1.0 million for fiscal 2013 and fiscal 2012, respectively. These service agreements are described in Note 7 to the consolidated financial statements included in Item 8 of this Form 10-K.

Impairment charges of $0.5 million during fiscal 2013 relate to long-lived assets at certain under-performing Perfumania retail stores. We recorded similar charges of $2.8 million for Perfumania retail store long-lived assets and $5.3 million for a capital lease on a building in fiscal 2012.
Share-based compensation expense of $0.6 million and $4.5 million during fiscal 2013 and fiscal 2012 represents the expense incurred on outstanding stock options.
Merger related expenses during fiscal 2012 consist mainly of investment banking and legal fees incurred for the Parlux acquisition which closed in April 2012.
Depreciation and amortization was approximately $12.0 million in fiscal 2013, compared to $14.3 million in fiscal 2012. Approximately $5.7 million and $6.3 million of amortization expense in fiscal 2013 and 2012, respectively, relates to amortization on identifiable intangible assets acquired as a result of the acquisition of Parlux.
As a result of the foregoing, we recognized loss from operations in fiscal 2013 of approximately $1.3 million compared to loss from operations in fiscal 2012 of $48.2 million.
Other Expenses:

	For the year ended
	($ in thousands)
	February 1, 2014	February 2, 2013	Percentage Increase
Interest expense	$10,273	$9,356	9.8%

Interest expense was approximately $10.3 million for fiscal 2013 compared with approximately $9.4 million in fiscal 2012. The increase in interest expense is due primarily to a higher average outstanding balance on the Company’s revolving credit facility, as well as a higher overall average outstanding balance on the Company’s outstanding notes payable to affiliates during fiscal 2013 compared with fiscal 2012. The cash portion of the merger consideration for the Parlux acquisition in April 2012 was financed by a net $15.0 million borrowed under our revolving credit facility and $30 million borrowed from family trusts of the Nussdorf family. These borrowings were outstanding for forty weeks during fiscal 2012.
Income Tax Provision (Benefit):

	For the year ended
	($ in thousands)
	February 1, 2014	February 2, 2013	Percentage Decrease
Income tax provision (benefit)	$901	$(1,552)	(158.1%)

Our effective tax rate for fiscal 2013 was 7.8% compared with a benefit of 2.7% for fiscal 2012. The effective tax rates differed from our Federal statutory rates primarily due to changes in our valuation allowances and net operating loss adjustments and expirations.
We recognize deferred tax assets and liabilities for the expected future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and operating loss and tax credit carryforwards. We recognize valuation allowances to reduce deferred tax assets to the amounts that are more likely than not to be realized. In assessing the likelihood of realization, we consider past taxable income, estimates of future taxable income and tax planning strategies.
Net Loss
As a result of the foregoing, we realized a net loss of approximately $12.5 million in fiscal 2013, compared to a net loss of $56.0 million in fiscal 2012.

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
Our revolving Senior Credit Facility is a secured credit facility with a syndicate of banks, that is used for our general corporate purposes and those of our subsidiaries, including working capital and capital expenditures. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible credit card receivables, trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Senior Credit Facility which had a maximum borrowing amount of $225 million as of February 1, 2014 also includes a sub-limit of $25 million for letters of credit and a sub-limit of $25 million for swing line loans (that is, same-day loans from the lead or agent bank). The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and our other subsidiaries have guaranteed all of their obligations. The Company and its subsidiaries are required to maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. At February 1, 2014, we were in compliance with all financial and operating covenants under the Senior Credit Facility and we had borrowing availability of $50.3 million, based on the borrowing base at that date. On April 25, 2014 we amended our Senior Credit Facility with the syndicate of banks and reduced the maximum borrowing amount to $175 million. The primary reasons for amending the Senior Credit Facility were to extend the termination date from January 2015 to April 2019 and to reduce fees and interest rates.
We also have a number of subordinated unsecured notes payable outstanding to certain family trusts of members of the Nussdorf family, Quality King and Glenn and Stephen Nussdorf, that in aggregate total $125.4 million of principal. No payments of principal may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility, although interest payments are permitted under certain conditions, including the Company's maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the Senior Credit Facility, of 1.1:1.0. Further information about the Senior Credit Facility and these notes payable to affiliates is included in Note 9 to the consolidated financial statements included in Item 8 of this Form 10-K.
Cash used in operating activities primarily represents loss before depreciation and other noncash charges and after changes in working capital. Working capital is significantly impacted by changes in accounts receivable, inventory and accounts payable. The $5.9 million increase in cash flows from operations in fiscal 2013 as compared to fiscal 2012 was primarily due to the reduction in the net loss for fiscal 2013 compared with the net loss in fiscal 2012 and changes in working capital. Our accounts receivable increased in fiscal 2013 due to higher wholesale sales in fiscal 2013 compared to fiscal 2012. Inventory levels increased in fiscal 2013 due to higher inventory purchases to support increased sales volume and brand launches and accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments.
Our purchases from related parties (described in detail in Note 7 to our consolidated financial statements) are generally payable in 90 days.
Net cash used in investing activities was approximately $5.5 million in fiscal 2013, compared to $52.0 million in fiscal 2012. Fiscal 2012 investing activities primarily related to the payment of $62.1 million to acquire Parlux, net of Parlux's $17.1 million cash on hand. During fiscal 2013, we renovated 10 existing Perfumania stores, opened 14 new stores and relocated 1 store. At February 1, 2014, Perfumania operated 329 stores. We plan to open a minimum of 15 stores in fiscal 2014 and plan to close approximately 10 stores. We anticipate spending approximately $14.0 million in fiscal 2014 on capital expenditures, which will be used primarily for information technology enhancements, including the planned purchase and implementation of a new fully integrated computer system, and also Perfumania new store construction and remodels. The deployment of the new computer system is anticipated to occur in phases over a multi-year schedule, and the scope of the project and timing of the phases is subject to change based on various factors. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change.
Net cash provided by financing activities was approximately $6.1 million compared to $60.2 million in fiscal 2012. Fiscal 2012 financing activities included $15.0 million borrowed under our Senior Credit Facility, net of cash and cash equivalents acquired from Parlux and $30.0 million borrowed from affiliates to fund the cash paid for Parlux.

A summary of our cash flows for fiscal 2013 and fiscal 2012 is as follows (in thousands):

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
Summary Cash Flow Information:
Cash used in operating activities	$(1,471)	$(7,368)
Cash used in investing activities	(5,500)	(52,037)
Cash provided by financing activities	6,077	60,170
(Decrease) increase in cash	(894)	765
Cash and cash equivalents at beginning of year	2,447	1,682
Cash and cash equivalents at end of year	$1,553	$2,447

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under our revolving credit facility, our affiliated borrowings and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service in the short and long-term. However, as discussed above, the amount of availability under the Senior Credit Facility depends on our eligible receivables and inventory at any given time, and may be further reduced by our bankers, which could have a material adverse effect on our financial condition and results of operations. Our bankers also would have the right to terminate our Senior Credit Facility if we default on our covenants, which would require us to seek alternative financing. Furthermore, the state of the national economy may worsen, which would further restrict customers’ ability to purchase fragrance products. Any of these circumstances, as well as any of the matters discussed in “Risk Factors” above, could have a materially adverse effect on our business operations and financial condition, so there can be no assurance that management’s plans and expectations will be successful.
SIGNIFICANT CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s significant contractual obligations at February 1, 2014. Certain of these contractual obligations are reflected in our consolidated balance sheet at February 1, 2014, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$67,902	$—	$67,902	$—	$—
Notes payable-affiliates (1)	125,366	—	125,366	—	—
Capital lease obligations	5,271	1,401	2,654	1,216	—
Operating lease obligations (2)	164,874	31,129	52,651	35,031	46,063
Minimum royalty obligations (3)	54,829	13,308	25,550	15,971	—
Minimum advertising and promotional spending obligations (3)	89,952	27,317	39,924	22,711	—
	$508,194	$73,155	$314,047	$74,929	$46,063

(1)
This balance represents principal only as the interest rate is variable and accrues on outstanding balances which vary throughout the year. On April 25, 2014, the revolving credit facility was amended and the termination date was extended from April 2015 to April 2019. In conjunction with this amendment, the notes payable-affiliates were also amended and no principal payments may be made on these notes until three months after the revolving credit facility's new termination date of April 2019.

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
Perfumania Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Perfumania Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Perfumania Holdings, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Perfumania Holdings, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and subsidiaries as of February 1, 2014 and February 2, 2013 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York
May 1, 2014

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	February 1, 2014	February 2, 2013
ASSETS:
Current assets:
Cash and cash equivalents	$1,553	$2,447
Accounts receivable, net of allowances of $1,461 and $753, as of February 1, 2014 and February 2, 2013, respectively	34,388	20,417
Inventories	282,802	271,881
Prepaid expenses and other current assets	15,238	22,485
Total current assets	333,981	317,230
Property and equipment, net	18,779	20,060
Goodwill	38,769	38,769
Intangible and other assets, net	31,875	43,545
Total assets	$423,404	$419,604
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$50,354	$44,640
Accounts payable-affiliates	1,523	959
Accrued expenses and other liabilities	31,308	33,746
Current portion of obligations under capital leases and other long-term debt	894	874
Total current liabilities	84,079	80,219
Revolving credit facility	67,902	61,071
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	3,162	4,017
Other long-term liabilities	51,601	45,809
Total liabilities	332,110	316,482
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of February 1, 2014 and February 2, 2013, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,267,033 shares and 16,242,982 shares issued as of February 1, 2014 and February 2, 2013, respectively	163	163
Additional paid-in capital	220,255	219,618
Accumulated deficit	(120,547)	(108,082)
Treasury stock, at cost, 898,249 shares as of February 1, 2014 and February 2, 2013	(8,577)	(8,577)
Total shareholders’ equity	91,294	103,122
Total liabilities and shareholders’ equity	$423,404	$419,604

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Net sales	$575,857	$534,779
Cost of goods sold	323,692	321,172
Gross profit	252,165	213,607
Operating expenses:
Selling, general and administrative expenses	240,436	230,075
Asset impairment	491	8,106
Share-based compensation expense	556	4,547
Merger related expenses	—	4,837
Depreciation and amortization	11,973	14,251
Total operating expenses	253,456	261,816
Loss from operations	(1,291)	(48,209)
Interest expense	10,273	9,356
Loss before income tax provision (benefit)	(11,564)	(57,565)
Income tax provision (benefit)	901	(1,552)
Net loss	$(12,465)	$(56,013)
Net loss per common share:
Basic and diluted	$(0.81)	$(4.02)

Weighted average number of common shares outstanding:
Basic	15,355,516	13,941,075
Diluted	15,355,516	13,941,075

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 28, 2012	9,868,267	$99	$125,344	$(52,069)	898,249	$(8,577)	$64,797
Share-based compensation	—	—	4,547	—	—	—	4,547
Exercise of stock options	60,587	1	227	—	—	—	228
Issuance of common stock for April 18, 2012 acquisition of Parlux	6,314,128	63	59,162	—	—	—	59,225
Issuance of stock options and warrants for April 18, 2012 acquisition of Parlux	—	—	30,338	—	—	—	30,338
Net loss	—	—	—	(56,013)	—	—	(56,013)
Balance at February 2, 2013	16,242,982	163	219,618	(108,082)	898,249	(8,577)	103,122
Share-based compensation	—	—	556	—	—	—	556
Exercise of stock options and warrants	24,051	—	81	—	—	—	81
Net loss	—	—	—	(12,465)	—	—	(12,465)
Balance at February 1, 2014	16,267,033	$163	$220,255	$(120,547)	898,249	$(8,577)	$91,294
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended	Fiscal Year Ended
	February 1, 2014	February 2, 2013
Cash flows from operating activities:
Net loss	$(12,465)	$(56,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Asset impairment	491	8,106
Loss on disposal of property and equipment	470	321
Depreciation and amortization	11,973	14,251
Amortization of deferred financing costs	916	899
Provision for losses on accounts receivable	577	203
Share-based compensation	556	4,547
Changes in operating assets and liabilities, net of effects of acquisition:
Accounts receivable	(14,548)	6,319
Inventories	(10,921)	5,934
Prepaid expenses and other assets	11,848	(12,017)
Accounts payable	5,714	(1,230)
Accounts payable-affiliates	564	2,035
Accrued expenses and other liabilities, and other long-term liabilities	3,354	19,277
Net cash used in operating activities	(1,471)	(7,368)
Cash flows from investing activities:
Additions to property and equipment	(5,500)	(7,088)
Payment to acquire Parlux, net of Parlux cash on hand of $17,114	—	(44,949)
Net cash used in investing activities	(5,500)	(52,037)
Cash flows from financing activities:
Net borrowings under bank line of credit	6,831	31,014
Borrowings under affiliated notes payable to fund Parlux acquisition	—	30,000
Principal payments under capital lease obligations	(835)	(1,072)
Proceeds from exercise of stock options and warrants	81	228
Net cash provided by financing activities	6,077	60,170
Net (decrease) increase in cash and cash equivalents	(894)	765
Cash and cash equivalents at beginning of year	2,447	1,682
Cash and cash equivalents at end of year	$1,553	$2,447

Supplemental Information:
Cash paid during the period for:
Interest	$3,331	$3,183
Income taxes	$29	$327
Noncash investing and financing activities:
Fair value of equity consideration given to acquire Parlux	$—	$89,563
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
The Company's wholesale business includes QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as CVS, Kohl's, Marshalls, Nordstrom Rack, Ross Stores, Sears, Target, Wal-Mart and Walgreens. The Company's manufacturing divisions include Parlux and Five Star, and the results of operations of both divisions are included in the Company's wholesale business. Parlux and Five Star both own and license designer and other fragrance brands that are sold to national and regional department stores, including Belk, Bon Ton, Boscovs, Dillards, Macy's, Nordstrom and Stage Stores, international distributors, on military bases throughout the United States, by QFG and through the Company's retail business which is discussed below. Parlux also fulfills a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and which is sold exclusively in Perfumania's retail stores. All manufacturing operations of Parlux and Five Star are outsourced.
The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) Perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of February 1, 2014, Perfumania operated a chain of 329 retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States, Puerto Rico and the United States Virgin Islands. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,100 stores, including more than 1,100 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Steinmart and K&G.
There were no customers who accounted for more than 10% of net sales in fiscal 2013 or 2012.

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

Fiscal Year Ended February 2, 2013
(in thousands, except per share data)
Net sales	$554,648
Net loss	(53,501)
Net loss per share - basic	$(2.64)
Net loss per share - diluted	(2.64)

NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:
FISCAL YEAR END
The Company’s fiscal year end ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner consistent with general retail reporting practices and the financial reporting needs of the Company. In the accompanying Notes, fiscal 2013 refers to the fiscal year beginning February 3, 2013 and ending February 1, 2014 and fiscal 2012 refers to the fiscal year beginning January 29, 2012 and ending February 2, 2013. Fiscal 2013 contained 52 weeks, while fiscal 2012 contained 53 weeks, with the additional week occurring in the fourth quarter.
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
INVENTORIES
Inventories, principally consisting of finished goods, are stated at the lower of cost or market with cost being determined on a weighted average basis. The cost of inventory includes product cost and certain freight charges. Write-offs of potentially slow moving or damaged inventory are recorded based on management’s analysis of inventory levels, future sales forecasts and through specific identification of obsolete or damaged merchandise.
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
GOODWILL AND INTANGIBLE ASSETS
Goodwill is calculated as the excess of the cost of purchased businesses over the fair value of their underlying net assets. Other intangible assets principally consist of license agreements, tradenames and customer relationships. Goodwill is allocated and evaluated at the reporting unit level, which is at the Company's operating segment level. All goodwill has been allocated to the Company's wholesale segment.
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
GIFT CARDS
Upon the purchase of a gift card by a retail customer, a liability is established for the cash value of the gift card. The liability is included in accrued expenses and other liabilities. The liability is relieved and revenue is recognized at the time of the redemption of the gift card. Over time, some portion of gift cards issued is not redeemed. If this amount is determined to be material to the Company’s consolidated financial statements, it will be recorded as a reduction of selling, general and administrative expenses, when it can be determined that the likelihood of the gift card being redeemed is remote and there is no legal obligation to remit the unredeemed gift cards to relevant jurisdictions (often referred to as gift card breakage). No gift card breakage has been recorded in the consolidated statements of operations for any year presented in these consolidated financial statements. Gift cards issued by the Company do not have expiration dates.

LOYALTY REWARDS PROGRAM
Perfumania and Perfumania.com offer a customer loyalty rewards program which allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Perfumania stores or Perfumania.com website. Certificates expire sixty days from the date of issuance. The value of points earned by our loyalty rewards program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned. Revenue is recognized when a certificate is redeemed by the customer or a certificate expires. The value of points accrued as of February 1, 2014 was not material.
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
Basic and diluted net loss per common share are computed as follows:

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
	($ in thousands, except share and per share amounts)
Net loss - basic and diluted	$(12,465)	$(56,013)
Denominator:
Weighted average number of common shares for basic and dilutive net loss per share	15,355,516	13,941,075
Basic and diluted loss per common share	$(0.81)	$(4.02)
In fiscal 2013 and 2012, 7,508,246 and 7,548,978 potential shares of common stock, respectively, relating to stock option awards and warrants were excluded from the diluted loss per share calculation, as the effect of including these potential shares was antidilutive due to the net losses reported in each year.
ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analysis, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Note 6 for a discussion of impairment charges for long-lived assets recorded in fiscal 2013 and 2012.
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
ADVERTISING AND PROMOTIONAL COSTS
Advertising and promotional costs for fiscal 2013 and fiscal 2012 was approximately $60.3 million and $53.0 million, respectively, and is charged to expense when incurred.

RENT EXPENSE
The Company leases retail stores as well as offices and distribution centers under operating leases. Minimum rental expenses are recognized over the term of the lease on a straight-line basis. For purposes of recognizing minimum rental expenses, the Company uses the date when possession of the leased space is taken from the landlord, which includes a construction period of approximately two months prior to store opening. For tenant improvement allowances and rent holidays, the Company records a deferred rent liability in accrued expenses on the consolidated balance sheets and amortizes the deferred rent over the terms of the leases as reductions to rent expense on the consolidated statements of operations. For scheduled rent escalation clauses during the lease terms or for rental payments commencing at a date other than the date of initial occupancy, the Company records minimum rental expenses on a straight-line basis over the terms of the leases on the consolidated statements of operations. The difference between the rental expense recognized and the amount payable under the lease is included in other long-term liabilities on the accompanying consolidated balance sheets.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In July 2013, the FASB issued updated guidance to clarify the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. This guidance is effective prospectively for fiscal years and interim periods within those years beginning after December 15, 2013. We do not expect the adoption of this guidance to have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

NOTE 4 - INVENTORIES
Inventories consisted of the following (in thousands):

	February 1, 2014	February 2, 2013
Raw materials and work in process	$31,691	$27,915
Finished goods	251,111	243,966
	$282,802	$271,881

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at February 1, 2014 and February 2, 2013 resulted from the April 18, 2012 acquisition of Parlux Inc. (see Note 2).
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying consolidated balance sheets as of February 1, 2014 and February 2, 2013:

		February 1, 2014			February 2, 2013
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	7-20	9,408	7,103	2,305	9,408	6,754	2,654
Customer relationships	10	5,171	948	4,223	5,171	431	4,740
Favorable leases	7	886	612	274	886	485	401
License agreements	4-5	19,505	10,989	8,516	19,505	5,901	13,604
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$82,239	$19,652	$62,587	$82,239	$13,571	$68,668

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
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $6.2 million and $6.7 million for fiscal years 2013 and 2012, respectively. The estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
2014	$4,415
2015	4,415
2016	1,845
2017	1,330
2018	999
Thereafter	2,314
$15,318

NOTE 6 - PROPERTY AND EQUIPMENT
Property and equipment consisted of (in thousands):

	February 1, 2014	February 2, 2013	Estimated Useful Lives (In Years)
Buildings and improvements	$23,586	$22,213	Lesser of useful life or lease term
Furniture and fixtures	24,106	24,704	5-7
Machinery and equipment	7,462	5,996	3-7
	55,154	52,913
Less:
Accumulated depreciation	(36,375)	(32,853)
	$18,779	$20,060

Depreciation and amortization expense on property and equipment for fiscal 2013 and fiscal 2012 was $5.8 million and $7.6 million, respectively which included depreciation expense relating to building and equipment under capital leases of $0.1 million and $0.5 million for fiscal 2013 and 2012, respectively. Accumulated depreciation for building and equipment under capital leases was $0.3 million as of February 1, 2014 and $0.2 million at February 2, 2013. Net assets under capital leases were $0.1 million and $0.2 million at February 1, 2014 and February 2, 2013, respectively.
During fiscal 2013 and 2012, the Company recorded noncash impairment charges of approximately $0.5 million and $2.8 million, respectively, to reduce the net carrying value of certain retail store assets (primarily leasehold improvements) to their estimated fair value, which was determined based on discounted expected future cash flows. Lower than expected operating cash flow performance relative to the affected assets and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable. The Company also recorded a noncash impairment charge of $5.3 million on a building under a capital lease during the fourth quarter of fiscal 2012 due to changes in anticipated sublease revenue. These asset impairment charges are included in asset impairment in the accompanying consolidated statements of operations. See Note 14 for further discussion of capital leases.

NOTE 7 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.4%, of the total number of shares of the Company’s common stock as of February 1, 2014, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
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
Our wholly owned subsidiary, Parlux, sold a number of its products to Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.4%, of the total number of shares of the Company's common stock as of February 1, 2014, excluding shares issuable upon conversion of certain warrants. There were no sales to Jacavi from April 18, 2012, the date Parlux was acquired, through February 1, 2014. There was no accounts receivable balance from Jacavi as of February 1, 2014. During fiscal 2013 and 2012, Perfumania purchased merchandise from Jacavi. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying consolidated balance sheets. Transactions for merchandise purchases with these related companies during fiscal 2013 and 2012 were as follows:

	Total Purchases Fiscal Year Ended February 1, 2014	Total Purchases Fiscal Year Ended February 2, 2013		Balance Due February 1, 2014	Balance Due February 2, 2013

Parlux	$—	$6,771	(1)	$—	$—	(2)
Lighthouse Companies	10,521	10,925		—	868
Jacavi Beauty Supply, LLC	2,753	3,658		1,492	1
Ricky's	—	—		—	(23)
Cloudbreak Holdings, LLC	865	335		5	103
	$14,139	$21,689		$1,497	$949

(1)Represents purchases from Parlux Inc. prior to April 18, 2012, when the Company acquired Parlux.

(2)	Since the Company acquired Parlux on April 18, 2012, the balance due to Parlux was eliminated in consolidation as of February 2, 2013.
Included in prepaid expenses and other current assets on the accompanying consolidated balance sheet as of February 1, 2014 is a receivable from Lighthouse Companies of $0.6 million resulting primarily from the return of merchandise to Lighthouse Companies which had previously been purchased and paid for by the Company.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2013 and 2012, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at February 1, 2014 or February 2, 2013.
Quality King occupies a leased 560,000 square foot facility in Bellport, New York. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of February 1, 2014, the monthly current sublease payments are approximately $220,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $2.6 million and $2.5 million during fiscal 2013 and 2012, respectively.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During fiscal 2013 and 2012, the expenses charged under these arrangements to the Company were $0.5 million and $0.7 million, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million and $0.1 million at February 1, 2014 and February 2, 2013, respectively.
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
In connection with the Parlux merger, on April 18, 2012, Parlux, Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement pursuant to the Proposal Agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. The Company paid $0.8 million of guaranteed minimum royalties pursuant to the sublicense agreement during fiscal 2013. Also, in connection with the Parlux merger, the Company issued warrants to purchase 3,199,972 shares of the Company's common stock to the Garcia Group and Artistic Brands, and warrants to purchase 5,333 shares of common stock to Glenn H. Gopman, a director of the Company, in exchange for warrants to purchase Parlux Inc. stock previously held by those parties. Glenn H. Gopman exercised his warrants during fiscal 2013.

NOTE 8 - ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Payroll and related	$6,966	$6,945
Customer allowances	4,181	4,943
Advertising, promotion and royalties	8,259	9,330
Taxes other than income taxes	1,515	1,622
Deferred tax liabilities	1,430	4,807
Other	8,957	6,099
	$31,308	$33,746

NOTE 9 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following (in thousands):

	February 1, 2014	February 2, 2013
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company's assets	$67,902	$61,071
Subordinated notes payable-affiliates	125,366	125,366
	193,268	186,437
Less current portion	—	—
Total long-term debt	$193,268	$186,437

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s eligible credit card, trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. As of February 1, 2014, the Company had a borrowing availability of $50.3 million, which includes $25 million for letters of credit. On April 25, 2014, the Senior Credit Facility was amended and the then current maximum borrowing amount was reduced from $225 million to $175 million. The primary reasons for amending the Senior Credit Facility were to extend the termination date from January 2015 to April 2019 and to reduce fees and interest rates.
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
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of February 1, 2014, the interest rate on LIBOR Rate borrowings was 2.94% and the interest rate on base rate borrowings was 5.0%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of February 1, 2014.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. As a result of the April 2014 amendment to the Senior Credit Facility discussed above, these notes were amended and no principal payments may be made on any of these notes until three months after the Senior Credit Facility's new termination date of April 25, 2019. Interest expense on these notes was approximately $6.2 million for both fiscal 2013 and 2012, and is included in interest expense on the accompanying consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at February 1, 2014 and February 2, 2013 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $33.7 million and $27.5 million, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets as of February 1, 2014 and February 2, 2013, respectively.

NOTE 10 - INCOME TAXES
The income tax provision (benefit) is comprised of the following amounts (in thousands):

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
Current:
Federal	$323	$—
State and local	578	554
Foreign	—	—
	901	554
Deferred:
Federal	(4,433)	(18,987)
State and local	(587)	(2,696)
Foreign	(766)	(680)
	(5,786)	(22,363)
Income tax benefit	(4,885)	(21,809)
Less valuation allowance adjustment	5,786	20,257
Income tax provision (benefit)	$901	$(1,552)

The income tax provision (benefit) differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
Benefit at Federal statutory rates	$(4,047)	$(20,148)
Permanent adjustments	24	581
State tax, net of Federal	(97)	366
Net tax benefit adjustment	(765)	(2,508)
Change in valuation allowance	5,786	20,257
Other	—	(100)
Income tax provision (benefit)	$901	$(1,552)

Net deferred tax liabilities, which are included in other long-term liabilities on the accompanying consolidated balance sheets as of February 1, 2014 and February 2, 2013, reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

	February 1, 2014	February 2, 2013
Assets:
Net operating loss and tax credit carryforwards	$11,991	$14,402
Puerto Rico and U.S. Virgin Islands net operating loss carryforwards	2,986	2,220
Inventories	7,280	6,240
Property and equipment	10,803	14,057
Accounts receivable allowances	371	479
Goodwill and intangibles	415	670
Accrued interest	6,950	4,557
Deferred rent	3,287	3,176
Accrued expenses	2,897	4,153
Share-based compensation	2,726	2,035
Other	1,442	338
Total deferred tax assets	51,148	52,327
Valuation allowance	(46,860)	(41,074)
Net deferred tax assets	4,288	11,253
Liabilities:
Tradename	(3,400)	(3,400)
Intangibles	(4,288)	(6,446)
Inventory step up	—	(4,807)
Total deferred tax liabilities, net	$(3,400)	$(3,400)

Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment resulting from the decline in general economic conditions and consumer confidence, and the uncertainty as to when conditions will improve enough to enable the Company to utilize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets. The lack of practical tax-planning strategies available in the short-term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s Federal and state net deferred tax assets was necessary. In fiscal 2013, the valuation allowance increased by $5.8 million and in fiscal 2012, the valuation allowance increased by approximately $20.3 million, respectively. The pre-tax operating loss of $11.6 million resulted in the Company incurring additional Foreign tax operating losses during fiscal 2013, which resulted in the recording of additional valuation allowance. For U.S. Federal and State income tax purposes, the Company generated taxable income and utilized net operating losses, but also increased other deferred tax assets due to the reversal of certain temporary differences. Overall, the Company’s deferred tax assets net with deferred tax liabilities, and before being reduced by the valuation allowance, increased.
As of February 1, 2014 and February 2, 2013, the Company had a deferred tax liability of approximately $3.4 million related to a tradename. Due to the uncertainty of when this deferred tax liability will be recognized, the Company was not able to offset its total deferred tax assets with this deferred tax liability. The deferred tax liability is included in other long-term liabilities on the accompanying consolidated balance sheets as of February 1, 2014 and February 2, 2013.
Based on available evidence, management concluded that a valuation allowance should be maintained against the Company’s deferred tax assets as of February 1, 2014 and February 2, 2013. If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carryforward period, the Company would reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.
The Company was able to carryback a net operating loss from its June 30, 2009 Federal income tax return to Model Reorg’s June 30, 2007 Federal tax return. The carryback resulted in a claim for refund of Federal income taxes of approximately $2.5 million. The amount of the claim was determined based on information which became available and which was recorded as an income tax benefit during both the thirteen and thirty-nine weeks ended October 30, 2010. During the year ended January 28, 2012, the amount of the claim was reduced to approximately $2.4 million as a result of an IRS examination. The claim for refund was collected during the first quarter of fiscal 2013.
As of February 1, 2014 and February 2, 2013, the Company’s United States and Puerto Rico net operating loss carryforwards, which approximate $32.5 million and $37.1 million, respectively, begin to expire in fiscal years 2030 and 2018, respectively. Federal net operating losses of $8.9 million were obtained through the acquisition of Parlux Inc. in 2012, which are subject to limitations under Section 382 of the Internal Revenue Code. Additionally, the Company and Parlux have approximately $49.2 million of net operating loss carryforwards in various states expiring from 2014 through 2034 and may be subject to certain annual limitations.
As a result of recording the deferred tax assets and liabilities related to the Parlux acquisition discussed in Note 2, in fiscal 2012 the Company released $2.1 million of valuation allowance resulting in a $2.1 million deferred income tax benefit.
The Company historically has filed its Federal and state tax returns on a June 30 tax year. On April 15, 2014, the Company elected to change its tax year to coincide with its accounting year-end. The Company will file a short period Federal consolidated and State income tax returns for the period July 1, 2013 through February 1, 2014.
GAAP prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. GAAP also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of February 1, 2014 and February 2, 2013, there was a liability of $1.0 million and $0.7 million, respectively recorded for income tax associated with unrecognized tax benefits.
The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties were $0.6 million and $0.5 million as of February 1, 2014 and February 2, 2013, respectively.
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next 12 months, were (in thousands):

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
Unrecognized tax benefits	$1,007	$714
Portion if recognized would reduce tax expense and effective rate	1,007	714
Accrued interest on unrecognized tax benefits	406	328
Accrued penalties on unrecognized tax benefits	218	142

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
Balance at beginning of year	$714	$681
Additions for tax positions of the current year	130	—
Additions for tax positions of prior years	163	33
Balance at end of year	$1,007	$714

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.
The Company conducts business throughout the United States, Puerto Rico and the U.S. Virgin Islands, and as a result, files income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2005. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is currently under examination by three jurisdictions, however management does not expect any significant liability to result.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of February 1, 2014, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of February 1, 2014 and February 2, 2013:

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of February 1, 2014	Level 1	Level 2	Level 3	Total Impairment Losses - Year Ended February 1, 2014
Property and Equipment (in thousands)	$—	$—	$—	$—	$491

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of February 2, 2013	Level 1	Level 2	Level 3	Total Impairment Losses - Year Ended February 2, 2013
Property and Equipment (in thousands)	$—	$—	$—	$—	$8,106
In fiscal 2013 and 2012, the Company recorded noncash impairment charges of approximately $0.5 million and $8.1 million, respectively, to reduce the net carrying value of certain retail store assets and a capital lease on a building to their estimated fair value of $0, which was based on discounted estimated future cash flows.
The impairment charge of $8.1 million in fiscal 2012 includes $3.2 million of property and equipment additions during fiscal 2012.

NOTE 12 - SHAREHOLDERS’ EQUITY
PREFERRED STOCK
The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of February 1, 2014, no preferred stock had been issued.
TREASURY STOCK
From time to time, the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of February 1, 2014, the Company had repurchased 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2013 or fiscal 2012.
WARRANTS
In connection with the Parlux acquisition, the Company issued warrants (the “Merger Warrants”) for an aggregate of 4,805,304 shares of our common stock at an exercise price of $8.00 per share. See further discussion at Note 7 of these consolidated financial statements.
In connection with the Company's merger with a predecessor company on August 11, 2008, the Company issued warrants (the “Warrants”) to purchase an additional 1,500,000 shares of our common stock with an exercise price per share of $23.94. The Warrants became exercisable effective August 11, 2011 and will be exercisable until August 11, 2018.
STOCK OPTION PLANS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,499,221 shares of common stock were reserved for issuance as of February 1, 2014. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of February 1, 2014, 785,000 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the fiscal year ended February 1, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2013	1,243,674	$8.27
Granted	40,000	4.75
Exercised	(18,718)	3.34
Forfeited	(56,681)	6.39
Outstanding as of February 1, 2014	1,208,275	$8.32	6.1	$574
Vested and expected to vest as of February 1, 2014	1,062,441	$8.19	5.9	$574
Exercisable as of February 1, 2014	1,062,441	$8.19	5.9	$574

The following is a summary of stock warrants activity during the fiscal year ended February 1, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 2, 2013	6,305,304	$11.79
Granted	—	—
Exercised	(5,333)	3.38
Forfeited	—	—
Outstanding as of February 1, 2014	6,299,971	$11.80	4.4	$—
Vested as of February 1, 2014	6,299,971	$11.80	4.4	$—
Exercisable as of February 1, 2014	6,299,971	$11.80	4.4	$—

Share-based compensation expense was $0.6 million and $4.5 million during fiscal 2013 and 2012, respectively.
The fair value for stock options issued during fiscal 2013 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

Fiscal Year Ended February 1, 2014
Expected life (years)	5
Expected stock price volatility	99.0%
Risk-free interest rates	1.5%
Expected dividend yield	0%

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
The weighted average estimated fair values of options granted during fiscal years 2013 and 2012 were $3.52 and $6.32 per share, respectively. As of February 1, 2014, there was $0.8 million of unrecognized compensation expense related to non-vested outstanding stock options. These costs are expected to be recognized over a weighted-average period of 2.5 years. The aggregate intrinsic value of options exercised during fiscal 2013 and 2012 was $54,000 and $186,000, respectively. Cash received from option exercises during fiscal 2013 and 2012 was $62,000 and $228,000, respectively.

NOTE 13 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Savings and Investment Plan (the “Plan”) for its various subsidiaries. Pursuant to the Plan, the participants may make contributions to the Plan in varying amounts from 1% to 100% of total compensation, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the Plan, and the Company’s matching contributions vest over a one to four year period. The Company did not match contributions to the Plan during fiscal 2013 and 2012.

NOTE 14 - COMMITMENTS AND CONTINGENCIES
MEDICAL INSURANCE
The Company self-insures employees for employee medical benefits under the Company’s group health plan. As of February 1, 2014, the Company maintains stop loss coverage for individual medical claims in excess of $125,000 and for annual Company medical claims which exceed approximately $5.2 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of February 1, 2014. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at February 1, 2014 and February 2, 2013 was approximately $0.6 million and $0.4 million, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
LEASES AND RETAIL STORE RENT
Total rent expense for warehouse space and equipment charged to operations for fiscal 2013 and fiscal 2012 was $4.4 million and $4.3 million, respectively. This includes payments of warehouse rent to Quality King.
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
Retail store rent expense in fiscal 2013 and 2012 were as follows (in thousands):

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
Minimum rentals	$30,040	$29,822
Contingent rentals	1,870	1,748
Total	$31,910	$31,570

Aggregate future minimum rental payments under the above operating leases at February 1, 2014 are payable as follows (in thousands):

Fiscal Year
2014	$31,098
2015	28,108
2016	24,524
2017	20,758
2018	14,273
Thereafter	46,063
$164,824

The Company’s capitalized leases are for a building in Sunrise, Florida, and computer hardware and software. The lease for the Florida building expires December 2017 with monthly rent of approximately $104,000 during the remaining term of the lease. See Note 6 for a discussion of impairment charges related to this building. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments, at February 1, 2014 (in thousands):

Fiscal Year
2014	$1,401
2015	1,327
2016	1,327
2017	1,216
Total future minimum lease payments (1)	5,271
Less: Amount representing interest	(1,215)
Present value of minimum lease payments	4,056
Less: Current portion	(894)
$3,162

(1)	Minimum payments have not been reduced by minimum sublease rentals of approximately $2.3 million due in the future under noncancelable subleases.
ADVERTISING AND ROYALTY OBLIGATIONS
The Company is party to license agreements with unaffiliated licensors. Obligations under license agreements relate to royalty payments and required advertising and promotional spending levels for the Company's products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Minimum guaranteed royalty payments and required minimums for advertising and promotional spending have been included in the table below. Actual royalty payments and advertising and promotional spending could be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected below. Royalty expense was $15.5 million and $12.1 million for fiscal 2013 and fiscal 2012, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at February 1, 2014 are payable as follows (in thousands):

Fiscal Year	Royalty Payments	Advertising Obligations	Total
2014	$13,308	$27,317	$40,625
2015	14,749	24,582	39,331
2016	10,801	15,342	26,143
2017	10,290	16,518	26,808
2018	5,681	6,193	11,874
Thereafter	—	—	—
	$54,829	$89,952	$144,781
LITIGATION
The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, operations or cash flows.

NOTE 15 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales at Perfumania retail stores, the SOW consignment business and the Company’s internet site,

Perfumania.com. Transactions between QFG, Parlux and Five Star, and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in Note 3. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Fiscal Year Ended February 1, 2014	Fiscal Year Ended February 2, 2013
	(in thousands)
Net sales:
Retail	$352,687	$364,477
Wholesale	223,170	170,302
	$575,857	$534,779
Gross profit:
Retail	$161,072	$158,378
Wholesale	91,093	55,229
	$252,165	$213,607

	February 1, 2014	February 2, 2013
Total assets:
Wholesale	$585,884	$511,265
Retail	348,728	347,492
	934,612	858,757
Eliminations (a)	(511,208)	(439,153)
Consolidated assets	$423,404	$419,604

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

Sales to wholesale customers in foreign countries during fiscal 2013 and 2012 were $32.6 million and $15.3 million, respectively.

NOTE 16 - SUBSEQUENT EVENT
Effective April 25, 2014, the Company amended its existing Senior Credit Facility and the maximum borrowing amount was reduced from $225 million to $175 million. The termination date of the Senior Credit Facility was extended from January 2015 to April 2019 and certain fees and interest rates were reduced. In addition, the QKD Note, the Nussdorf Trust Notes and the 2004 Note were amended and no principal payments may be made on any of these notes until three months after the Senior Credit Facility's new termination date of April 25, 2019.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at February 1, 2014.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of February 1, 2014, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (1992). Based on this assessment and those criteria, our management concluded that, as of February 1, 2014, our internal control over financial reporting was effective.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2013 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION
Effective April 25, 2014, the Company and its subsidiaries entered into Amendment No. 2 to Credit Agreement, which amends its senior secured revolving credit facility dated as of January 7, 2011, as amended December 23, 2011, with a syndicate of banks for which Wells Fargo Bank, National Association is a Lender and serves as Administrative Agent, Collateral Agent and Swing Line Lender (the “Senior Credit Facility”). The amendment reduces the Senior Credit Facility from $225,000,000 to $175,000,000 and extends its maturity date from January 7, 2015 to April 25, 2019. In addition, in connection with this amendment (a) Model Reorg Acquisition LLC (“Model”) and Quality King Distributions, Inc. (“QKD”) executed Amendment No. 1 to the Amended and Restated Promissory Note dated January 7, 2011 issued by Model and payable to the order of QKD in the amount of $35,000,000 (“QKD Note”) to extend the maturity date of the QKD Note from July 31, 2018 to October 31, 2022; and (b) Model and the trustee of various trusts held by Stephen Nussdorf, Arlene Nussdorf and Glenn Nussdorf executed Amendment No. 1 to the Second Amended and Restated Subordinated Promissory Notes dated January 7, 2011 issued by Model and payable to the order of each of the trusts in an amount totaling $85,365,693 (“Nussdorf Trust Notes”) to extend the maturity dates of each of the Nussdorf Trust Notes from April 30, 2015 to July 31, 2019.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our officers and directors are:

•
Stephen Nussdorf - Age 63. Mr. Nussdorf was appointed Chairman of our Board of Directors in February 2004 and Executive Chairman of the Board of Directors in April 2011. Mr. Nussdorf is also an executive officer of Quality King Distributors, Inc. (“Quality King”), a privately held distributor of pharmaceuticals and health and beauty care products, and he was, until our merger with Model Reorg, Inc. in August 2008 (the “Merger”), President and a Director of Model Reorg, a privately held distributor of fragrance products. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served in various capacities in all divisions of their businesses. Mr. Nussdorf brings to the Board critical insights into the consumer product and wholesale markets in which we operate. He is an experienced business leader with the vision and skills appropriate to serve as Executive Chairman of our Board, and the Board has benefited from his perspectives and leadership.

•
Michael W. Katz - Age 66. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; he is primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Perfumania Holdings, Inc. and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg. Mr. Katz is a Certified Public Accountant. Mr. Katz's strong executive leadership, financial and management experience, business acumen and knowledge of our suppliers, customers and channels of distribution are highly valued by the Board.

•
Donna Dellomo - Age 49. Ms. Dellomo was appointed Vice President in September 2012 and has been our Chief Financial Officer since the merger with Model Reorg. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Before joining Model Reorg, Ms. Dellomo was Corporate Controller for Cybex International, Inc., a public company. Ms. Dellomo is a Certified Public Accountant.

•
Rafael Villodo - Age 34. Mr. Villoldo has been Vice President of Perfumania Holdings, Inc. since September 2012. Previously he served as Vice President of Perfumania, Inc. since August of 2009.  Prior to that he was Vice President of Distribution Concepts, LLC and Integrated Global Resources, LLC for seven years, both Florida based fragrance distributors.  Prior to joining Distribution Concepts and Integrated Global Resources, Mr. Villoldo was an associate auditor with PriceWaterhouseCoopers LLP.

•
Carole Ann Taylor - Age 69. Ms. Taylor was appointed a Director in June 1993. Ms. Taylor has been in the travel retail and duty free business for more than twenty-five years. She is the President and CEO of her family-owned businesses, Miami To Go, Little Havana To Go and Cultures To Go with five retail locations at Miami International Airport and Miami's Little Havana. She is a member of the Executive Committee of the Greater Miami Convention and Visitors Bureau and chairperson of their Heritage Tourism Committee and Black Hospitality Initiative. She serves on the Board of Directors of the Arsht Performing Arts Center, Viernes Culturales and the Little Havana Merchant Alliance and is a member of Women Corporate Directors, The Commonwealth Institute and the Airport Minority Advisory Council. Ms. Taylor brings to the Board extensive management and retailing expertise, as well as familiarity with our markets. She serves on the Board's Audit, Compensation and Stock Option Committees, and the Board has benefited from her contributions in those areas.

•
Joseph Bouhadana - Age 44. Mr. Bouhadana is Vice President Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries. He served as Corporate Director of Technology for INTCOMEX from January 2005 to February 2013 and as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Within the past five years, Mr. Bouhadana has also been a director of Adrenalina, Inc. Mr. Bouhadana's strong technical and operational skills are an important asset to our Board. He also serves on the Audit, Compensation and Stock Option Committees, to which he makes valuable contributions.

•
Paul Garfinkle - Age 73. Mr. Garfinkle joined our Board of Directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm's most significant clients. He also served for many years as a member of the firm's board of directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle has extensive experience in the areas of accounting, finance, audit, and taxation and valuable knowledge of financial and regulatory reporting requirements. He serves as Chair of the Board's Audit Committee, where his leadership and independence serve the Company well.

•
Frederick E. Purches - Age 76. Mr. Purches became a director in April 2012, upon our acquisition of Parlux Fragrances, Inc. ("Parlux"). He had been Chairman of the Board of Directors and Chief Executive Officer of Parlux since January 2010. Mr. Purches founded Parlux in 1984, and served from 1984 until 2005 in a variety of capacities including as the Chairman and Vice Chairman of the Board of Directors. Mr. Purches has been engaged in the cosmetic and fragrance business for over 40 years, including in various executive capacities with Helena Rubinstein/Armani, Inc. and Revlon, Inc. Mr. Purches's extensive experience in the industry, as well as his deep familiarity with the licensing activities that are critical to our success, make him a valuable member of the Board.

•
Anthony D'Agostino - Age 56. Mr. D'Agostino became a director in April 2012, upon our acquisition of Parlux. Mr. D'Agostino is a Certified Public Accountant and had served as an independent director of Parlux since February 2007 and as Chairman of the Audit Committee and a member of the Compensation, Independent, and Nominating Committees of Parlux since April 2007. Currently, Mr. D'Agostino is Vice President and Corporate Controller at D'Addario & Company, a privately held manufacturer of music accessories that he joined in October

2012. Prior to D'Addario, Mr. D'Agostino briefly joined Grassi & Company, a Manhattan-based CPA firm, in August 2012 as a Director in their consulting practice. Prior to Grassi & Company, Mr. D'Agostino served as an audit manager with Sauvigne & Company, which he joined in December 2007. He has been a consultant, assisting the chief financial officers and boards of directors of private and public companies, including Quality King, with compliance issues under the Sarbanes-Oxley Act of 2002 and various transactions since 2004. Mr. D'Agostino brings to the Board of Directors extensive accounting and finance experience as an audit manager, Chief Financial Officer and Sarbanes-Oxley consultant, and he serves on the Audit Committee.

•
Esther Egozi Choukroun - Age 51. Ms. Egozi Choukroun became a director in April 2012, upon our acquisition of Parlux. Ms. Egozi Choukroun had served as an independent director of Parlux since October 2000, during which time she served as Chairman and/or as a member of various committees. Since 2002, Ms. Egozi Choukroun has been the Chief Financial Officer of Flagler Investment Property Group, a privately held commercial real estate group specializing in private equity, asset management, consulting and brokerage services. Ms. Egozi Choukroun was employed by Banque Nationale de Paris, Miami, from 1984 through 1996, serving as Senior Vice President and Deputy General Manager from 1988 through 1996. From 1997 through 1999, she was Director of International Philanthropy at the Mount Sinai Medical Center Foundation, and through 2002 was Executive Director of the Women's International Zionist Organization for Florida. Ms. Egozi Choukroun currently serves as a member of the Advisory Board of the Scott Rakow Youth Center which is run by the Parks and Recreation Department of the City of Miami Beach. She is also currently a member of the Educational Excellence School Advisory Council (EESAC) for Miami Beach Senior High School. Ms. Egozi Choukroun possesses extensive executive and financial experience which provides the Board of Directors with her valuable experience in the areas of senior management, finance and banking.

•
Glenn H. Gopman - Age 58. Mr. Gopman became a director in April 2012, upon our acquisition of Parlux. Mr. Gopman is a Certified Public Accountant and had served as an independent director of Parlux since October 1995. Since 2003, Mr. Gopman has owned and operated an independent certified public accounting practice. He is presently a partner with the public accounting firm of Stroemer & Company, LLC. Until 2013 he was a principal stockholder in the public accounting firm of Levi & Gopman, P.A. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP. Before that, Mr. Gopman was a principal stockholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. He is an officer and director of The Hebrew Free Loan Association of South Florida, Inc., which is a non-profit organization. Mr. Gopman possesses extensive accounting experience as a Certified Public Accountant practicing in the area of public accounting, which provides the Board of Directors with his valuable experience counseling companies with respect to the implementation and impact of accounting policies, and the use of management judgment and estimates regarding such accounting policies. He is a member of the Compensation Committee.

•
Robert Mitzman - Age 59. Mr. Mitzman became a director in April 2012, upon our acquisition of Parlux. Mr. Mitzman had served as an independent director of Parlux since February 2007. Since 1981, he has served as President and Chief Executive Officer of Quick International Courier, a privately held courier company, with over 600 employees and over 4,000 agents and worldwide offices. Mr. Mitzman currently serves on the board of directors of Esquire Bank Corp. He is a member of the Young Presidents Organization (YPO/WPO) and served on the board of directors of Orbit International Corp. until December 2008. Mr. Mitzman brings to the Board of Directors extensive executive experience as a Chief Executive Officer, including leading an organization with global operations, experience in the human resources area managing a numerous and diverse pool of employees, and growing a business while managing the proper allocation of resources and cost structure.

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
Audit Committee
For the fiscal year ended February 1, 2014, Carole Ann Taylor, Joseph Bouhadana, Anthony D'Agostino and Paul Garfinkle (Chairman), all of whom are independent, as defined by Nasdaq Stock Market rules, were the members of our Audit Committee. The board of directors has determined that Mr. Garfinkle and Mr. D'Agostino are "audit committee financial experts" as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of any class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such equity securities. Based upon a review of such forms furnished to us or representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2013, all Section 16(a) filing requirements were satisfied on a timely basis except that Shawn Carter filed a late report of one transaction.

ITEM 11.	EXECUTIVE COMPENSATION
The following sets forth information concerning compensation for fiscal 2013 and fiscal 2012 for our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Vice President - Perfumania Holdings, Inc. (the “Named Executive Officers”).

2013 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards $ (1)	All Other Compensation ($) (2)	Total ($)
Stephen Nussdorf	2013	294,086	—	—	23,124	317,210
(Executive Chairman)	2012	289,330	—	1,970,350	11,562	2,271,242

Michael W. Katz	2013	331,417	—	—	15,000	346,417
(President and Chief Executive Officer)	2012	327,254	—	1,182,210	15,000	1,524,464

Donna L. Dellomo	2013	304,642	—	—	—	304,642
(Vice President and Chief Financial Officer)	2012	313,348	—	107,297	—	420,645

Rafael Villoldo (3)	2013	305,656	—	—	—	305,656
(Vice President - Perfumania Holdings, Inc.)	2012	292,386	—	383,146	—	675,532

_________
(1) Amounts listed represent the grant date fair value of the stock option awards in accordance with FASB ASC 718. These amounts represent the grant date fair value and do not represent the actual value that may be realized. For additional information regarding the assumptions used to calculate these amounts, see Note 12 to the consolidated financial statements included in Item 8 of our Form 10-K for the fiscal year ended February 2, 2013.
(2) All other compensation consists of a car lease for Mr. Nussdorf and a car allowance for Mr. Katz. There were no personal benefits that exceeded $10,000 for Ms. Dellomo or Mr. Villoldo.
(3) Mr. Villoldo was appointed an executive officer in fiscal 2012 but has been employed by the Company in other capacities since 2009.

Outstanding Equity Awards at Fiscal Year-End 2013
The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen Nussdorf	250,000	—	9.26	04/02/2022
Michael W. Katz	100,000	—	12.99	06/29/2015
	150,000	—	9.26	04/02/2022
Donna L. Dellomo	35,000	—	4.79	10/29/2018
	16,250	48,750	9.26	04/02/2022
Rafael Villoldo	51,250	48,750	9.26	04/02/2022

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
Neither Mr. Nussdorf nor Mr. Katz receives any compensation for his service as a director.
The following table sets forth certain information regarding the compensation of our nonemployee directors for their service as such for fiscal 2013:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)(2)	Total ($)
Carole Ann Taylor	32,500	17,612	50,112
Joseph Bouhadana	33,000	17,612	50,612
Paul Garfinkle	35,000	17,612	52,612
Frederick E. Purches	25,000	17,612	42,612
Anthony D'Agostino	30,000	17,612	47,612
Esther Egozi Choukroun	25,000	17,612	42,612
Glenn H. Gopman	27,500	17,612	45,112
Robert Mitzman	25,000	17,612	42,612
________
(1) Amounts listed represent the grant date fair value of the stock option awards in accordance with FASB ASC 718. These amounts represent the grant date fair value and do not represent the actual value that may be realized. For additional information regarding the assumptions used to calculate these amounts, see Note 12 to the consolidated financial statements included in Item 8 of this Form 10-K.
(2) As of February 1, 2014, Perfumania’s nonemployee directors held outstanding stock options in the following amounts: Carole Ann Taylor (40,000); Joseph Bouhadana (42,000); Paul Garfinkle (41,500); Frederick E. Purches (81,665); Anthony D'Agostino (43,997); Esther Egozi Choukroun (43,997); Glenn H. Gopman (43,997) and Robert Mitzman (27,999).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of February 1, 2014, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by stockholders	1,208,275	$8.32	714,219
Equity compensation plans not approved by stockholders	—	—	—
Total	1,208,275	$8.32	714,219

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
The following table shows the amount of common stock beneficially owned as of February 1, 2014 by: (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by Perfumania to beneficially own more than 5% of Perfumania’s outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, New York 11713.

Name of Beneficial Owner	Total Number of Shares Beneficially Owner (1)		Percent of Class
Principal Shareholders
Stephen and Glenn Nussdorf	7,134,352	(2)	43.2%
Arlene Nussdorf	2,189,201	(3)	13.8%
Rene Garcia	4,364,991	(4)	24.9%
Shawn C. Carter	2,026,450	(5)	11.9%

Other Directors and Executive Officers
Michael W. Katz	259,127	(6)	1.7%
Donna L. Dellomo	51,250	(7)	*
Rafael Villoldo	151,250	(8)	*
Joseph Bouhadana	42,000	(9)	*
Paul Garfinkle	41,500	(10)	*
Carole Ann Taylor	40,000	(11)	*
Anthony D'Agostino	38,331	(12)	*
Esther Egozi Choukroun	40,331	(13)	*
Frederick E. Purches	93,079	(14)	*
Glenn H. Gopman	58,664	(15)	*
Robert Mitzman	27,453	(16)	*
All directors and executive officers as a group (13 persons)	7,977,737	(17)	46.4%

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

(2)
Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf. Includes (a) 250,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014 (b) 443,757 shares issuable upon exercise of Warrants held by each of Stephen and Glenn Nussdorf and (c) 133,333 shares owned by their mother.

(3)	Amount includes 443,757 shares issuable upon exercise of Warrants held by Ms. Nussdorf.
(4)
Mr. Rene Garcia, his family trusts, and related entities are members of a group that is the beneficial owner of the shares. Includes warrants to purchase an aggregate of 2,153,722 shares of common stock.

(5)
Includes (a) 1,299,784 shares issuable upon the exercise of warrants held by Shawn Carter directly and (b) 426,666 shares issuable upon the exercise of warrants held by Marcy Fragrance Trading Co. LLC.

(6)	Includes 250,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014.
(7)	Includes 51,250 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014.
(8)
Includes (a) 51,250 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014 and (b) a warrant to purchase 80,000 shares of common stock.

(9)	Includes 42,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014.
(10)	Includes 41,500 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014.
(11)	Includes 40,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014.
(12)	Includes 37,331 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014.
(13)	Includes 37,331 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014.
(14)	Includes 74,999 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014.
(15)	Includes 37,331 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable with 60 days of February 1, 2014.
(16)
Includes (a) 21,333 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014 and (b) 120 shares of common stock owned by Mr. Mitzman's son. Mr. Mitzman disclaims beneficial ownership of the shares owned by his son, except to the extent of any pecuniary interest in such shares.

(17)
Includes (a) 834,152 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of February 1, 2014 and (b) warrants to purchase 967,514 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated by reference from Notes 7 and 9 to our consolidated financial statements included in Item 8.

Perfumania’s Related Party Transaction Policy
It is the Company’s policy that all related party transactions be disclosed to the Audit Committee of the Board of Directors for review and approval. The Committee reviews all relationships and transactions reported to it in which the Company and any of its directors, executive officers or principal stockholders, or any of their immediate family members, are participants to determine whether such persons have a direct or indirect material interest. The Company’s Chief Financial Officer is primarily responsible for the development and implementation of processes and controls to obtain information from such persons with respect to related person transactions and for then determining, based on the facts and circumstances, whether the Company or a related person has a direct or indirect material interest in the transaction. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee considers:

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
The Company's Board of Directors has determined that Anthony D'Agostino, Joseph Bouhadana, Esther Egozi Choukroun, Paul Garfinkle, Glenn H. Gopman, Robert Mitzman and Carole Ann Taylor are independent, as defined by Nasdaq Stock Market rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by CohnReznick LLP for fiscal 2013 and 2012 are as follows.

Fees	Fiscal 2013	Fiscal 2012
Audit Fees (1)	$540,000	$625,000
Audit-Related Fees (2)	—	26,000
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$540,000	$651,000

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
An index to financial statements for the fiscal periods ended February 1, 2014 and February 2, 2013 appears on page 25.

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

Perfumania Holdings, Inc.

By: /s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ DONNA L. DELLOMO
Donna L. Dellomo, Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	May 1, 2014
Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/S/ MICHAEL W. KATZ	President and Chief Executive Officer	May 1, 2014
Michael W. Katz	(Principal Executive Officer)

/S/ STEPHEN NUSSDORF	Executive Chairman of the Board of Directors	May 1, 2014
Stephen Nussdorf

/S/ DONNA L. DELLOMO	Vice President and Chief Financial Officer	May 1, 2014
Donna L. Dellomo	(Principal Accounting Officer)

/S/ JOSEPH BOUHADANA	Director	May 1, 2014
Joseph Bouhadana

/s/ ESTHER EGOZI CHOUKROUN	Director	May 1, 2014
Esther Egozi Choukroun

/s/ ANTHONY D'AGOSTINO	Director	May 1, 2014
Anthony D'Agostino

/S/ PAUL GARFINKLE	Director	May 1, 2014
Paul Garfinkle

/s/ GLENN H. GOPMAN	Director	May 1, 2014
Glenn H. Gopman

/s/ ROBERT MITZMAN	Director	May 1, 2014
Robert Mitzman

/s/ FREDERICK E. PURCHES	Director	May 1, 2014
Frederick E. Purches

/S/ CAROLE ANN TAYLOR	Director	May 1, 2014
Carole Ann Taylor

EXHIBIT	DESCRIPTION

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

4.2	Amendment No. 1, dated as of April 25, 2014, to Second Amended and Restated Promissory Notes dated as of April 18, 2012 issued by Model Reorg Acquisition, LLC for the benefit of the Nussdorf Trusts.

4.3
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc.(Incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed April 28, 2011).

4.4
Amendment No. 1, dated as of April 25, 2014, to Amended and Restated Promissory Note dated as of January 7, 2011 issued by Model Reorg Acquisition, LLC for the benefit of Quality King Distributors, Inc.

4.5
Nussdorf Subordinated Secured Convertible Note and Security Agreement dated March 9, 2004, with Amendments dated as of January 24, 2006 and August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-K filed July 2, 2009).

4.6
Amended and Restated Subordination Agreement dated as of April 18, 2012, by and among the Nussdorf Trusts and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Perfumania Holdings, Inc. Credit Agreement dated as of January 7, 2011 (incorporated by reference to Exhibit 4.2 to the Company's Form 8-K filed April 19, 2012).

4.7
Subordination Agreement dated as of January 7, 2011, among Quality King Distributors, Inc., and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.10 to the Company's Form 10-K filed April 28, 2011).

4.8
Subordination Agreement dated as of January 7, 2011, among the Company, Stephen Nussdorf, Glenn Nussdorf, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement. (Incorporated by reference to Exhibit 4.11 to the Company's Form 10-K filed April 28, 2011).

4.9	Form of Warrant issued to the former Model Reorg, Inc. shareholders on August 11, 2008 (Incorporated by reference to Exhibit 4.8 to the Company’s Form 10-Q filed December 17, 2008).

4.10
Form of Licensor Warrant issued on April 18, 2012 by Perfumania Holdings, Inc. to holders of outstanding Parlux Fragrances, Inc. warrants (incorporated by reference to Exhibit 4.3 to the Company's Form 8-K filed April 19, 2012).

4.11
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
(Incorporated by reference to Exhibit 10.6 to Perfumania's Form 10-K filed April 28, 2011).

10.7	Amendment No. 1 to the Credit Agreement and Consent dated as of December 23, 2011. (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 23, 2011)

10.8	Amendment No. 2 to the Credit Agreement, dated as of April 25, 2014.

10.9
Registration Rights Agreement dated August 11, 2008 by and among the Company and the former Model Reorg, Inc. shareholders (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q filed December 17, 2008).

10.10	Services Agreement, dated as of August 11, 2008, between the Company and Quality King Distributors, Inc. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q filed December 17, 2008).

10.11
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

10.13
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