Form 10-Q
period 2014-05-03
Perfumania Holdings, Inc.
filed 2014-06-16
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 3, 2014 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 16, 2014, there were 15,422,596 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 3, 2014	February 1, 2014
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,046	$1,553
Accounts receivable, net of allowances of $1,469 and $1,461, as of May 3, 2014 and February 1, 2014, respectively	45,770	34,388
Inventories	277,090	282,802
Prepaid expenses and other current assets	14,336	15,238
Total current assets	339,242	333,981
Property and equipment, net	20,234	18,779
Goodwill	38,769	38,769
Intangible and other assets, net	32,034	31,875
Total assets	$430,279	$423,404
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$42,524	$50,354
Accounts payable-affiliates	61	1,523
Accrued expenses and other liabilities	31,629	31,308
Current portion of obligations under capital leases	885	894
Total current liabilities	75,099	84,079
Revolving credit facility	82,893	67,902
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	2,938	3,162
Other long-term liabilities	53,068	51,601
Total liabilities	339,364	332,110
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of May 3, 2014 and February 1, 2014, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,267,512 shares and 16,267,033 shares issued as of May 3, 2014 and February 1, 2014, respectively	163	163
Additional paid-in capital	220,361	220,255
Accumulated deficit	(121,032)	(120,547)
Treasury stock, at cost, 898,249 shares as of May 3, 2014 and February 1, 2014	(8,577)	(8,577)
Total shareholders’ equity	90,915	91,294
Total liabilities and shareholders’ equity	$430,279	$423,404

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Net sales	$132,966	$122,417
Cost of goods sold	71,261	68,206
Gross profit	61,705	54,211
Operating expenses:
Selling, general and administrative expenses	56,947	54,304
Share-based compensation expense	105	102
Depreciation and amortization	2,550	3,246
Total operating expenses	59,602	57,652
Income (loss) from operations	2,103	(3,441)
Interest expense	(2,588)	(2,389)
Net loss	$(485)	$(5,830)
Net loss per common share:
Basic and diluted	$(0.03)	$(0.38)

Weighted average number of common shares outstanding:
Basic and diluted	15,369,218	15,351,406

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at February 1, 2014	16,267,033	$163	$220,255	$(120,547)	898,249	$(8,577)	$91,294
Share-based compensation expense	—	—	105	—	—	—	105
Exercise of stock options	479	—	1	—	—	—	1
Net loss	—	—	—	(485)	—	—	(485)
Balance at May 3, 2014	16,267,512	$163	$220,361	$(121,032)	898,249	$(8,577)	$90,915
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen Weeks Ended	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Cash flows from operating activities:
Net loss	$(485)	$(5,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	354	224
Depreciation and amortization	2,550	3,246
Provision (recovery) for losses on accounts receivable	46	(31)
Share-based compensation	105	102
Changes in operating assets and liabilities:
Accounts receivable	(11,428)	(9,311)
Inventories	5,712	(7,547)
Prepaid expenses and other assets	811	9,144
Accounts payable	(7,830)	(7,036)
Accounts payable-affiliates	(1,462)	1,527
Accrued expenses and other liabilities and other long-term liabilities	1,788	(2,243)
Net cash used in operating activities	(9,839)	(17,755)
Cash flows from investing activities:
Additions to property and equipment	(2,890)	(1,666)
Additions to tradenames and licenses	(300)	—
Net cash used in investing activities	(3,190)	(1,666)
Cash flows from financing activities:
Net borrowings under bank line of credit	14,991	18,587
Principal payments under capital lease obligations	(233)	(205)
Payment for deferred financing costs	(1,237)	—
Proceeds from exercise of stock options and warrants	1	31
Net cash provided by financing activities	13,522	18,413
Net increase (decrease) in cash and cash equivalents	493	(1,008)
Cash and cash equivalents at beginning of period	1,553	2,447
Cash and cash equivalents at end of period	$2,046	$1,439

Supplemental Information:
Cash paid during the period for:
Interest	$669	$538
Income taxes	$482	$—

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and Subsidiaries (the "Company") as of February 1, 2014, which has been derived from our audited financial statements as of and for the year ended February 1, 2014, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen weeks ended May 3, 2014 are not necessarily indicative of results to be expected for the full fiscal year.
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
Our wholesale businesses include QFG, Five Star and Parlux. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as CVS, Kohl's, Marshalls, Nordstrom Rack, Ross Stores, Sears, Target, Wal-Mart and Walgreens. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, international distributors, on military bases throughout the United States, by QFG, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. Parlux also fulfills a selection of fragrances for several online retailers, shipping directly to customers and billing the retailer. All manufacturing operations are outsourced to third-party manufacturers.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of May 3, 2014, Perfumania operated a chain of 325 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,100 stores, including approximately 1,100 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Steinmart and K & G.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at May 3, 2014 and February 1, 2014 resulted from the April 18, 2012 acquisition of Parlux.

The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of May 3, 2014 and February 1, 2014:

		May 3, 2014			February 1, 2014
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,608	7,203	2,405	9,408	7,103	2,305
Customer relationships	10	5,171	1,077	4,094	5,171	948	4,223
Favorable leases	7	886	644	242	886	612	274
License agreements	3-5	16,413	8,652	7,761	19,505	10,989	8,516
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$79,347	$17,576	$61,771	$82,239	$19,652	$62,587

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen weeks ended May 3, 2014 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.1 million and $1.7 million for the thirteen weeks ended May 3, 2014 and May 4, 2013 respectively. As of May 3, 2014, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2014	$3,406
2015	4,489
2016	1,908
2017	1,385
2018	999
2019	717
Thereafter	1,598
$14,502

NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,729,753 shares of common stock were reserved for issuance as of May 3, 2014. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of May 3, 2014, 784,500 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the thirteen weeks ended May 3, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2014	1,208,275	$8.32
Granted	—	—
Exercised	(479)	3.27
Forfeited	(500)	14.34
Outstanding as of May 3, 2014	1,207,296	$8.32	5.9	$611
Vested and expected to vest as of May 3, 2014	1,113,127	$8.24	5.9	$611
Exercisable as of May 3, 2014	1,113,127	$8.24	5.9	$611

The following is a summary of stock warrants activity during the thirteen weeks ended May 3, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2014	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of May 3, 2014	6,299,971	$11.80	4.1	$—
Vested as of May 3, 2014	6,299,971	$11.80	4.1	$—
Exercisable as of May 3, 2014	6,299,971	$11.80	4.1	$—

Share-based compensation expense was $0.1 million during the thirteen weeks ended May 3, 2014 and May 4, 2013.

NOTE 5 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	May 3, 2014	February 1, 2014
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$82,893	$67,902
Subordinated notes payable-affiliates	125,366	125,366
	208,259	193,268
Less current portion	—	—
Total long-term debt	$208,259	$193,268

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. On April 25, 2014, the Senior Credit Facility was amended and the then current maximum borrowing amount was reduced from $225 million to $175 million and the termination date was extended from January 2015 to April 2019. Certain fees and interest rates were also reduced. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of May 3, 2014, the Company had $40.9 million of availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of May 3, 2014, the interest rate on LIBOR Rate borrowings was 2.4% and the interest rate on base rate borrowings was 4.5%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of May 3, 2014.
In addition, the Company has outstanding unsecured debt obligations as follows:
(i)a promissory note in the principal amount of $35 million, (the “QKD Note”) held by Quality King Distributors, Inc. ("Quality King"), which provides for payment of principal in quarterly installments between July 31, 2019 and October 31, 2022, with a final installment on October 31, 2022 of the remaining balance, and payment of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate, as defined in the Senior Credit Facility, plus 1% per annum;
(ii)promissory notes in the aggregate principal amount of approximately $85.4 million held by six estate trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on July 31, 2019 and payments of interest in quarterly installments commencing on July 31, 2012 at the then current senior debt rate plus 2% per annum. These notes were in the original principal amount of $55.4 million, but were replaced by amended and restated notes reflecting the additional $30 million loaned by the trusts on April 18, 2012, the date of the Parlux merger; and
(iii)    a promissory note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “2004 Note”), which provided for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%.

These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.6 million and $1.5 million for the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at May 3, 2014 and February 1, 2014 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $35.3 million and $33.7 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of May 3, 2014 and February 1, 2014, respectively.

NOTE 6 - ACCOUNTING FOR INCOME TAXES
The Company conducts business throughout the United States, Puerto Rico and the United States Virgin Islands and, as a result, files income tax returns in the U.S. Federal and various state jurisdictions, Puerto Rico and the United States Virgin Islands. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2008. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.
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
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen weeks ended May 3, 2014.
During the thirteen weeks ended May 3, 2014, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of May 3, 2014 and February 1, 2014 was not significant.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur.
On April 15, 2014, the Company filed a request with the Internal Revenue Service (“IRS”) to change its tax year from June 30 to a fifty-two/fifty-three week year ending on the Saturday closest to January 31, which will correspond with its accounting year-end. On June 2, 2014, the IRS notified the Company that the Company’s request to change its tax year has been accepted. The Company will file a short-period return for the period July 1, 2013 through February 1, 2014.

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
During the thirteen weeks ended May 3, 2014 and May 4, 2013, there were 7,507,267 and 7,530,075, respectively, potential shares of common stock related to stock options and warrants which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of May 3, 2014, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen weeks ended May 3, 2014 and May 4, 2013.

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

NOTE 10 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.4%, of the total number of shares of the Company’s common stock as of May 3, 2014, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.
See Note 5 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC, ("Cloudbreak") a manufacturer and distributor of prestige fragrances. The Company purchases merchandise from the Lighthouse Companies and Cloudbreak.
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.4%, of the total number of shares of the Company's common stock as of May 3, 2014, excluding shares issuable upon exercise of certain warrants. During the thirteen weeks ended May 3, 2014, Perfumania purchased merchandise from Jacavi.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen weeks ended May 3, 2014 and May 4, 2013 were as follows:

	Total Purchases Thirteen Weeks Ended May 3, 2014	Total Purchases Thirteen Weeks Ended May 4, 2013	Balance Due May 3, 2014	Balance Due February 1, 2014

Lighthouse Companies	$725	$4,883	$34	$—
Jacavi	2,067	417	—	1,492
Quality King	106	—	—	—
Cloudbreak	32	299	1	5
	$2,930	$5,599	$35	$1,497

On May 1, 2014, pursuant to a termination and trademark license agreement and in consideration for $0.1 million, the Company acquired the license for Isaac Mizrahi fragrances and related products from Cloudbreak. The license agreement has a three-year term with applicable renewal options. The Company will repay Cloudbreak $0.3 million of advance royalty payments which have been paid by Cloudbreak to the licensor, as such royalties are earned under the new agreement between the Company and the licensor.
As of May 3, 2014, the Company has a receivable of $0.2 million from the Lighthouse Companies. This amount is non-interest bearing and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of May 3, 2014.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirteen weeks ended May 3, 2014 and May 4, 2013, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at May 3, 2014 or February 1, 2014.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of May 3, 2014, the monthly current sublease payments are approximately $220,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.7 million and $0.6 million during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively, for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were less than $0.1 million during the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both May 3, 2014 and February 1, 2014, respectively.
On December 23, 2011, the Company, Parlux Fragrances, Inc., the predecessor company of Parlux, Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia) and Rene Garcia entered into a Letter Agreement (the “Proposal Agreement”) providing for, among other things, the issuance to Artistic Brands or its designee of 300,000 shares of the Company's common stock at the effective time of the Parlux merger as consideration for certain licensing transactions contemplated in the Proposal Agreement. The Company issued the shares to Artistic Brands' designee, Shawn Carter, on April 18, 2012.
In connection with the Parlux merger, on April 18, 2012, Parlux, Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement pursuant to the Proposal Agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. The Company paid $0.8 million of guaranteed minimum royalties pursuant to the sublicense agreement during fiscal 2013. Also, in connection with the Parlux merger, the Company issued warrants to purchase 3,199,972 shares of the Company's common stock to the Garcia Group and Artistic Brands, and warrants to purchase 5,333 shares of common stock to Glenn H. Gopman, a former member of the board of directors of Parlux Fragrances, Inc., and a current member of the Company's Board of Directors, in exchange for warrants to purchase Parlux Fragrances, Inc. stock previously held by those parties. Glenn H. Gopman's warrants were exercised during the thirteen weeks ended May 4, 2013.

NOTE 11 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the SOW consignment business and the Company’s internet site, Perfumania.com. Wholesale sales include sales through QFG, Parlux and Five Star to unrelated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended February 1, 2014. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
	(in thousands)
Net sales:
Retail	$72,211	$74,410
Wholesale	60,755	48,007
	$132,966	$122,417
Gross profit:
Retail	$33,531	$34,125
Wholesale	28,174	20,086
	$61,705	$54,211

	May 3, 2014	February 1, 2014
Total assets:
Wholesale	$620,845	$585,884
Retail	348,583	348,728
	969,428	934,612
Eliminations (a)	(539,149)	(511,208)
Consolidated assets	$430,279	$423,404

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an independent, national, vertically integrated wholesale distributor and specialty retailer of designer perfumes and fragrances. We source the majority of these products directly from the brand owners/manufacturers. We also own and license certain designer brands that we manufacture, through subcontractors, and sell through our wholesale and retail operating subsidiaries.
Net sales during the thirteen weeks ended May 3, 2014, our first quarter in fiscal 2014, were $133.0 million, an increase of 8.6% compared to the thirteen weeks ended May 4, 2013. The increase in net sales was driven by strong sales of our owned and licensed brands through two of our wholesale subsidiaries, QFG and Parlux, as our wholesale segment’s net sales increased by 26.6% to $60.8 million during the thirteen weeks ended May 3, 2014. Our retail segment’s net sales decreased by 3.0% to $72.2 million during the thirteen weeks ended May 3, 2014, as we had fewer Perfumania stores in operation compared with last year’s first quarter, and SOW had two less consignment accounts compared with last year's first quarter.
Gross profit during the thirteen weeks ended May 3, 2014 was $61.7 million, an increase of 13.8% compared to last year’s first quarter. The increase in gross profit is due to the higher net sales discussed above and the purchase accounting adjustment recorded during the thirteen weeks ended May 4, 2013 discussed below which did not reoccur in the thirteen weeks ended May 3, 2014.
Total operating expenses were $59.6 million during the thirteen weeks ended May 3, 2014, an increase of 3.4% compared to last year’s first quarter. The increase is primarily attributable to higher advertising expense to promote launches of new owned and licensed brands.

As a result of the above, our net loss decreased to $0.5 million during the thirteen weeks ended May 3, 2014 from $5.8 million during last year’s first quarter.

Comparison of the Thirteen Weeks Ended May 3, 2014 with the Thirteen Weeks Ended May 4, 2013.

Net Sales

	Thirteen Weeks Ended May 3, 2014	Percentage of Net Sales	Thirteen Weeks Ended May 4, 2013	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$72,211	54.3%	$74,410	60.8%	$(2,199)
Wholesale	60,755	45.7%	48,007	39.2%	12,748
Total net sales	$132,966	100.0%	$122,417	100.0%	$10,549

Net sales increased 8.6% from $122.4 million in the thirteen weeks ended May 4, 2013 to $133.0 million in the thirteen weeks ended May 3, 2014. The increase in sales included a $12.8 million increase in wholesale sales offset by a $2.2 million decrease in retail sales.
Wholesale sales increased by 26.6% from $48.0 million in the thirteen weeks ended May 4, 2013 to $60.8 million in the thirteen weeks ended May 3, 2014. QFG's sales increased from $31.8 million in the thirteen weeks ended May 4, 2013 to $36.5 million in the thirteen weeks ended May 3, 2014 due primarily to higher customer demand and additional distribution of owned and licensed brands as well as distributed brands. Parlux's sales increased from $16.0 million in the thirteen weeks ended May 4, 2013 to $23.4 million in the thirteen weeks ended May 3, 2014. The increase is attributable to the launch of two new brands subsequent to the thirteen weeks ended May 4, 2013.
Retail sales decreased by 3.0% from $74.4 million in the thirteen weeks ended May 4, 2013 to $72.2 million in the thirteen weeks ended May 3, 2014. Perfumania's retail sales decreased by $1.2 million and SOW's consignment sales decreased by $1.0 million.
Perfumania's retail sales decreased from $58.9 million in the thirteen weeks ended May 4, 2013 to $57.7 million in the thirteen weeks ended May 4, 2014. The decrease in Perfumania's sales was due primarily to fewer stores being operated, as the average number of stores operated was 326 in the thirteen weeks ended May 3, 2014 and 339 in the thirteen weeks ended May 4, 2013. Perfumania's comparable store sales increased by 1.4% during the thirteen weeks ended May 3, 2014 from the same period in 2013. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended May 3, 2014 decreased by 1.2% from the prior year's comparable period, while the total number of units sold was unchanged.
SOW's consignment sales decreased from $15.5 million in the thirteen weeks ended May 4, 2013 to $14.5 million in the thirteen weeks ended May 3, 2014. The decrease in SOW's net sales is due to SOW having two less consignment accounts during the thirteen weeks ended May 3, 2014 compared with the thirteen weeks ended May 4, 2013.

Gross Profit

	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013	Dollar Change
	($ in thousands)
Retail	$33,531	$34,125	$(594)
Wholesale	28,174	20,086	8,088
Total gross profit	$61,705	$54,211	$7,494

Gross Profit Percentages

	Thirteen Weeks Ended May 3, 2014	Thirteen Weeks Ended May 4, 2013
Retail	46.4%	45.9%
Wholesale	46.4%	41.8%
Total gross profit percentage	46.4%	44.3%
Gross profit increased 13.8% from $54.2 million in the thirteen weeks ended May 4, 2013 to $61.7 million in the thirteen weeks ended May 3, 2014. During the thirteen weeks ended May 4, 2013, gross profit was reduced by approximately $3.4 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. The entire purchase accounting adjustment was expensed in fiscal 2013. Excluding the effect of the purchase accounting adjustment, retail and wholesale gross profit percentages during the thirteen weeks ended May 4, 2013 were 47.0% and 47.1%, respectively.
Perfumania's retail gross profit dollars for the thirteen weeks ended May 3, 2014 decreased by 4.9% to $26.5 million compared with the comparable period in 2013. For these same periods, Perfumania's retail gross margins were 45.8% and 47.2%, respectively.
Wholesale gross profit dollars increased by 40.3% due to the increases in Parlux and QFG's sales discussed above. Wholesale gross profit percentage increased from 41.8% during the thirteen weeks ended May 4, 2013 to 46.4% during the thirteen weeks ended May 3, 2014.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $56.9 million in the thirteen weeks ended May 3, 2014, compared to $54.3 million in the thirteen weeks ended May 4, 2013. The increase in selling, general and administrative expenses is attributable to higher advertising expenses. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were less than $0.1 million during the thirteen weeks ended May 3, 2014 and May 4, 2013.
Depreciation and amortization was approximately $2.6 million and $3.2 million in the thirteen weeks ended May 3, 2014 and May 4, 2013, respectively.
Interest expense was approximately $2.6 million for the thirteen weeks ended May 3, 2014 compared with approximately $2.4 million for the thirteen weeks ended May 4, 2013. The increase in interest expense is due primarily to a higher average outstanding balance on the Company's revolving credit facility compared with the thirteen weeks ended May 4, 2013.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen weeks ended May 3, 2014 and May 4, 2013. On April 15, 2014, the Company filed a request with the Internal Revenue Service (“IRS”) to change its tax year from June 30 to a fifty-two/fifty-three week year ending on the Saturday closest to January 31, which will correspond with its accounting year-end. On June 2, 2014, the IRS notified the Company that the Company’s request to change its tax year has been accepted. The Company will file a short-period return for the period July 1, 2013 through February 1, 2014.
As a result of the foregoing, we realized a net loss of approximately $0.5 million in the thirteen weeks ended May 3, 2014 compared to a net loss of $5.8 million in the thirteen weeks ended May 4, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirteen weeks ended May 3, 2014 was approximately $9.8 million, compared with approximately $17.8 million used in operating activities during the thirteen weeks ended May 4, 2013. The $8.0 million decrease in cash flows used in operating activities during the thirteen weeks ended May 3, 2014 compared with the prior year’s comparable period resulted primarily from the decreases in our net loss, inventories and prepaid expenses, offset by an increase in accounts receivable. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $3.2 million in the thirteen weeks ended May 3, 2014 compared to $1.7 million in the thirteen weeks ended May 4, 2013. Investing activities during the thirteen weeks ended May 3, 2014 consisted primarily of capital expenditures related to an ongoing purchase and implementation of new computer systems, Perfumania store construction and remodels and other corporate and information technology enhancements. During the thirteen weeks ended May 3, 2014, Perfumania opened 2 new stores, relocated 3 stores and closed 6 stores. We plan to open approximately 13 stores and close up to 5 stores for the remainder of fiscal 2014. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirteen weeks ended May 3, 2014 was approximately $13.5 million, compared with $18.4 million provided by financing activities for the thirteen weeks ended May 4, 2013.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of May 3, 2014. As of May 3, 2014, the Company had $40.9 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.
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
Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under our Senior Credit Facility. Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, information system enhancements, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the Senior Credit Facility, notes payable to affiliates and funds from operations. Based on current internal sales and cash flow projections, current vendor payable support and our projected available borrowing capacity under our Senior Credit Facility, as well as other initiatives to maximize cash flow, we believe that these resources will be adequate to meet our requirements in both the short and long-term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended February 1, 2014.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report (May 3, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the first quarter of fiscal 2014 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended February 1, 2014.
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

4.1
Amendment No. 1, dated as of April 25, 2014, to Second Amended and Restated Promissory Notes dated as of April 18, 2012 issued by Model Reorg Acquisition, LLC for the benefit of the Nussdorf Trusts (Incorporated by reference to Exhibit 4.2 to the Company's Form 10-K filed May 1, 2014).

4.2
Amendment No. 1, dated as of April 25, 2014, to Amended and Restated Promissory Note dated as of January 7, 2011 issued by Model Reorg Acquisition, LLC for the benefit of Quality King Distributors, Inc. (Incorporated by reference to Exhibit 4.4 to the Company's Form 10-K filed May 1, 2014).

10.1	Amendment No. 2, dated as of April 25, 2014, to the Credit Agreement dated as of January 7, 2011 (Incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed May 1, 2014).

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	June 16, 2014	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)