Form 10-Q
period 2014-08-02
Perfumania Holdings, Inc.
filed 2014-09-15
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 2, 2014 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 14, 2014, there were 15,434,037 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 2, 2014	February 1, 2014
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1,325	$1,553
Accounts receivable, net of allowances of $1,246 and $1,461, as of August 2, 2014 and February 1, 2014, respectively	36,050	34,388
Inventories	297,003	282,802
Prepaid expenses and other current assets	13,641	15,238
Total current assets	348,019	333,981
Property and equipment, net	21,908	18,779
Goodwill	38,769	38,769
Intangible and other assets, net	30,513	31,875
Total assets	$439,209	$423,404
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$52,602	$50,354
Accounts payable-affiliates	754	1,523
Accrued expenses and other liabilities	30,765	31,308
Current portion of obligations under capital leases	894	894
Total current liabilities	85,015	84,079
Revolving credit facility	89,920	67,902
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	2,707	3,162
Other long-term liabilities	54,845	51,601
Total liabilities	357,853	332,110
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of August 2, 2014 and February 1, 2014, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,332,286 shares and 16,267,033 shares issued as of August 2, 2014 and February 1, 2014, respectively	163	163
Additional paid-in capital	220,686	220,255
Accumulated deficit	(130,916)	(120,547)
Treasury stock, at cost, 898,249 shares as of August 2, 2014 and February 1, 2014	(8,577)	(8,577)
Total shareholders’ equity	81,356	91,294
Total liabilities and shareholders’ equity	$439,209	$423,404

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Net sales	$113,154	$112,732	$246,120	$235,149
Cost of goods sold	61,210	67,308	132,471	135,514
Gross profit	51,944	45,424	113,649	99,635
Operating expenses:
Selling, general and administrative expenses	56,818	54,853	113,765	109,157
Share-based compensation expense	104	105	209	207
Depreciation and amortization	2,739	3,244	5,289	6,490
Total operating expenses	59,661	58,202	119,263	115,854
Loss from operations	(7,717)	(12,778)	(5,614)	(16,219)
Interest expense	(2,167)	(2,557)	(4,755)	(4,946)
Net loss	$(9,884)	$(15,335)	$(10,369)	$(21,165)
Net loss per common share:
Basic and diluted	$(0.64)	$(1.00)	$(0.67)	$(1.38)

Weighted average number of common shares outstanding:
Basic and diluted	15,409,145	15,355,155	15,389,181	15,353,280

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at February 1, 2014	16,267,033	$163	$220,255	$(120,547)	898,249	$(8,577)	$91,294
Share-based compensation expense	—	—	209	—	—	—	209
Exercise of stock options	65,253	—	222	—	—	—	222
Net loss	—	—	—	(10,369)	—	—	(10,369)
Balance at August 2, 2014	16,332,286	$163	$220,686	$(130,916)	898,249	$(8,577)	$81,356
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-six Weeks Ended	Twenty-six Weeks Ended
	August 2, 2014	August 3, 2013
Cash flows from operating activities:
Net loss	$(10,369)	$(21,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	439	449
Depreciation and amortization	5,289	6,490
(Recovery) provision for losses on accounts receivable	(176)	177
Share-based compensation	209	207
Changes in operating assets and liabilities:
Accounts receivable	(1,486)	(4,938)
Inventories	(14,201)	(18,505)
Prepaid expenses and other assets	1,817	9,995
Accounts payable	2,248	15,719
Accounts payable-affiliates	(769)	830
Accrued expenses and other liabilities and other long-term liabilities	2,701	(2,184)
Net cash used in operating activities	(14,298)	(12,925)
Cash flows from investing activities:
Additions to property and equipment	(6,178)	(2,400)
Additions to tradenames and licenses	(300)	—
Net cash used in investing activities	(6,478)	(2,400)
Cash flows from financing activities:
Net borrowings under bank line of credit	22,018	14,472
Principal payments under capital lease obligations	(455)	(404)
Payment for deferred financing costs	(1,237)	—
Proceeds from exercise of stock options and warrants	222	36
Net cash provided by financing activities	20,548	14,104
Net decrease in cash and cash equivalents	(228)	(1,221)
Cash and cash equivalents at beginning of period	1,553	2,447
Cash and cash equivalents at end of period	$1,325	$1,226

Supplemental Information:
Cash paid during the period for:
Interest	$1,257	$1,436
Income taxes	$679	$11

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and Subsidiaries (the "Company") as of February 1, 2014, which has been derived from our audited financial statements as of and for the year ended February 1, 2014, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended February 1, 2014.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the twenty-six weeks ended August 2, 2014 are not necessarily indicative of results to be expected for the full fiscal year.
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
As of August 2, 2014, Perfumania operated a chain of 323 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,000 stores, including approximately 1,000 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Steinmart and K & G.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at August 2, 2014 and February 1, 2014 resulted from the April 18, 2012 acquisition of Parlux.

The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of August 2, 2014 and February 1, 2014:

		August 2, 2014			February 1, 2014
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,608	7,304	2,304	9,408	7,103	2,305
Customer relationships	10	5,171	1,207	3,964	5,171	948	4,223
Favorable leases	7	886	675	211	886	612	274
License agreements	3-5	16,413	9,516	6,897	19,505	10,989	8,516
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$79,347	$18,702	$60,645	$82,239	$19,652	$62,587

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen or twenty-six weeks ended August 2, 2014 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.1 million and $1.8 million for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively, and $2.2 million and $3.5 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively. As of August 2, 2014, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2014	$2,250
2015	4,521
2016	1,908
2017	1,409
2018	975
2019	715
Thereafter	1,598
$13,376

NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,729,753 shares of common stock were reserved for issuance as of August 2, 2014. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of August 2, 2014, 783,502 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the twenty-six weeks ended August 2, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2014	1,208,275	$8.32
Granted	—	—
Exercised	(65,253)	3.43
Forfeited	(2,259)	10.82
Outstanding as of August 2, 2014	1,140,763	$8.59	5.9	$456
Vested and expected to vest as of August 2, 2014	1,046,594	$8.54	5.9	$456
Exercisable as of August 2, 2014	1,046,594	$8.54	5.9	$456

The following is a summary of stock warrants activity during the twenty-six weeks ended August 2, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2014	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of August 2, 2014	6,299,971	$11.80	3.9	$—
Vested as of August 2, 2014	6,299,971	$11.80	3.9	$—
Exercisable as of August 2, 2014	6,299,971	$11.80	3.9	$—

Share-based compensation expense was $0.1 million during the thirteen weeks ended August 2, 2014 and August 3, 2013, and $0.2 million during the twenty-six weeks ended August 2, 2014 and August 3, 2013.

NOTE 5 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	August 2, 2014	February 1, 2014
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$89,920	$67,902
Subordinated notes payable-affiliates	125,366	125,366
	215,286	193,268
Less current portion	—	—
Total long-term debt	$215,286	$193,268

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. On April 25, 2014, the Senior Credit Facility was amended and the then current maximum borrowing amount was reduced from $225 million to $175 million and the termination date was extended from January 2015 to April 2019. Certain fees and interest rates were also reduced. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of August 2, 2014, the Company had $35.3 million of availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of August 2, 2014, the interest rate on LIBOR Rate borrowings was 2.4% and the interest rate on base rate borrowings was 4.5%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of August 2, 2014.
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
(ii)promissory notes in the aggregate principal amount of approximately $85.4 million held by six estate trusts established by Glenn, Stephen and Arlene Nussdorf (the “Nussdorf Trust Notes”), which provide for payment of the principal in full on July 31, 2019 and payments of interest in quarterly installments commencing on July 31, 2012 at the then current senior debt rate plus 2% per annum; and
(iii)    a promissory note in the principal amount of $5 million held by Glenn and Stephen Nussdorf (the “2004 Note”), which provided for payment in January 2009 and is currently in default because of the restrictions on payment described below, resulting in an increase of 2% in the nominal interest rate, which is the prime rate plus 1%.
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.4 million and $1.5 million for the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively, and $3.0 million and $3.1 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at August 2, 2014 and February 1, 2014 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $36.7 million and $33.7 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of August 2, 2014 and February 1, 2014, respectively.

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
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen or twenty-six weeks ended August 2, 2014.
During the thirteen and twenty-six weeks ended August 2, 2014, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of August 2, 2014 and February 1, 2014 was not significant.
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
During the thirteen and twenty-six weeks ended August 2, 2014 there were 7,440,734 potential shares of common stock related to stock options and warrants which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive. During the thirteen and twenty-six weeks ended August 3, 2013 there were 7,524,683 potential shares of common stock related to stock options and warrants which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of August 2, 2014, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the twenty-six weeks ended August 2, 2014 and August 3, 2013.
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

NOTE 10 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.2% of the total number of shares of the Company’s common stock as of August 2, 2014, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz, is also an executive of Quality King.
See Note 5 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively the "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC ("Cloudbreak"), a manufacturer and distributor of prestige fragrances. The Company purchases merchandise from the Lighthouse Companies and Cloudbreak.
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's common stock as of August 2, 2014, excluding shares issuable upon exercise of certain warrants. During the twenty-six weeks ended August 2, 2014, Perfumania purchased merchandise from Jacavi.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and twenty-six weeks ended August 2, 2014 and August 3, 2013 were as follows (in thousands):

	Total Purchases Thirteen Weeks Ended August 2, 2014	Total Purchases Thirteen Weeks Ended August 3, 2013	Total Purchases Twenty-six Weeks Ended August 2, 2014	Total Purchases Twenty-six Weeks Ended August 3, 2013	Balance Due August 2, 2014	Balance Due February 1, 2014

Lighthouse Companies	$22	$2,338	$747	$7,221	$33	$—
Jacavi	1,738	—	3,805	417	393	1,492
Quality King	6	—	112	—	94	—
Cloudbreak	799	447	831	746	218	5
	$2,565	$2,785	$5,495	$8,384	$738	$1,497

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
Effective May 1, 2014, and pursuant to certain termination, consent, representation and trademark license agreements, the Company acquired the license for Major League Baseball (“MLB”) fragrances and related products from Cloudbreak. Pursuant to these agreements, the Company paid approximately $0.1 million of fees that were due by Cloudbreak and is permitted to purchase Cloudbreak’s May 1, 2014 on-hand MLB finished goods fragrance inventory. The license agreement terminates on December 31, 2017.

As of August 2, 2014, the Company has a receivable of $0.1 million from the Lighthouse Companies. This amount is non-interest bearing and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of August 2, 2014.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the twenty-six weeks ended August 2, 2014 and August 3, 2013, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at August 2, 2014 or February 1, 2014.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of August 2, 2014, the monthly current sublease payments are approximately $220,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.7 million and $0.6 million during the thirteen weeks ended August 2, 2014 and August 3, 2013, and $1.3 million during the twenty-six weeks ended August 2, 2014 and August 3, 2013 for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were less than $0.1 million during the thirteen weeks ended August 2, 2014 and August 3, 2013 and $0.1 million during the twenty-six weeks ended August 2, 2014 and August 3, 2013. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both August 2, 2014 and February 1, 2014, respectively.
On December 23, 2011, the Company, Parlux Fragrances, Inc., the predecessor company of Parlux, Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia) and Rene Garcia entered into a Letter Agreement (the “Proposal Agreement”). In connection with the Parlux merger, on April 18, 2012, Parlux, Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement pursuant to the Proposal Agreement under which Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. The Company paid $0.8 million of guaranteed minimum royalties pursuant to the sublicense agreement during fiscal 2013.

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

	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
	(in thousands)
Net sales:
Retail	$72,592	$77,610	$144,803	$152,020
Wholesale	40,562	35,122	101,317	83,129
	$113,154	$112,732	$246,120	$235,149
Gross profit:
Retail	$35,370	$35,812	$68,901	$69,938
Wholesale	16,574	9,612	44,748	29,697
	$51,944	$45,424	$113,649	$99,635

	August 2, 2014	February 1, 2014
Total assets:
Wholesale	$653,469	$585,884
Retail	350,794	348,728
	1,004,263	934,612
Eliminations (a)	(565,054)	(511,208)
Consolidated assets	$439,209	$423,404

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
Net sales during the thirteen weeks ended August 2, 2014, our second quarter in fiscal 2014, increased 0.4% compared to the second quarter of fiscal 2013, while net sales during the first half of fiscal 2014 increased 4.7% compared to the first half of fiscal 2013. Theses increases were driven by sales of our owned and licensed brands through two of our wholesale subsidiaries, QFG and Parlux. Our wholesale segment’s net sales during the second quarter of fiscal 2014 increased by 15.5% over the second quarter of fiscal 2013 and wholesale sales during the first half of fiscal 2014 increased by 21.9% over the first half of fiscal 2013. During the year, wholesale sales fluctuate due to seasonal demand, new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights and the timing of industry trade shows, and accordingly sales and results of operations can vary significantly from quarter to quarter. For example, wholesale sales in the second quarter of fiscal 2014 declined compared with the first quarter of fiscal 2014, as our first quarter benefited from an annual national wholesale trade show held in March and also orders for Mother's Day by our department store and international customers which were shipped in March and April. Our retail segment’s net sales decreased by 6.5% from the first quarter of fiscal 2013 and retail sales in the first half of fiscal 2014 decreased by 4.7% compared with the first half of fiscal 2013, as we had fewer Perfumania stores in operation compared with last year’s second quarter, and SOW had two fewer consignment accounts.
Gross profit during the thirteen weeks ended August 2, 2014 was $51.9 million, an increase of 14.4% compared to last year’s second quarter. Gross profit during the twenty-six weeks ended August 2, 2014 was $113.6 million, an increase of 14.1% over the comparative period last year. The increases in gross profit are due to the higher net sales discussed above and the purchase accounting adjustments recorded during the thirteen and twenty-six weeks ended August 3, 2013 discussed below, which did not reoccur in the thirteen and twenty-six weeks ended August 2, 2014.
Total operating expenses were $59.7 million and $119.3 million during the thirteen and twenty-six weeks ended August 2, 2014, increases of 2.5% and 2.9% versus the comparative periods last year. The increases are primarily attributable to higher advertising expense to promote launches of new licensed brands.

As a result of the above, our net loss decreased to $9.9 million during the thirteen weeks ended August 2, 2014 from $15.3 million during last year’s second quarter, and to $10.4 million during the twenty-six weeks ended August 2, 2014 from $21.2 million during the twenty-six weeks ended August 3, 2013.

Comparison of the Thirteen Weeks Ended August 2, 2014 with the Thirteen Weeks Ended August 3, 2013.

Net Sales

	Thirteen Weeks Ended August 2, 2014	Percentage of Net Sales	Thirteen Weeks Ended August 3, 2013	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$72,592	64.2%	$77,610	68.8%	$(5,018)
Wholesale	40,562	35.8%	35,122	31.2%	5,440
Total net sales	$113,154	100.0%	$112,732	100.0%	$422

Net sales increased 0.4% from $112.7 million in the thirteen weeks ended August 3, 2013 to $113.1 million in the thirteen weeks ended August 2, 2014. The increase in sales included a $5.4 million increase in wholesale sales offset by a $5.0 million decrease in retail sales.
Wholesale sales increased by 15.5% from $35.1 million in the thirteen weeks ended August 3, 2013 to $40.6 million in the thirteen weeks ended August 2, 2014. QFG's sales increased from $24.6 million in the thirteen weeks ended August 3, 2013 to $28.8 million in the thirteen weeks ended August 2, 2014 due primarily to higher customer demand and additional distribution of owned and licensed brands as well as distributed brands. Parlux's sales increased from $10.0 million in the thirteen weeks ended August 3, 2013 to $11.8 million in the thirteen weeks ended August 2, 2014. The increase is primarily attributable to the launch of two new brands in the second half of 2013.
Retail sales decreased by 6.5% from $77.6 million in the thirteen weeks ended August 3, 2013 to $72.6 million in the thirteen weeks ended August 2, 2014. Perfumania's retail sales decreased by $2.8 million and SOW's consignment sales decreased by $2.2 million.
Perfumania's retail sales decreased from $61.6 million in the thirteen weeks ended August 3, 2013 to $58.8 million in the thirteen weeks ended August 2, 2014. The decrease in Perfumania's sales was due primarily to fewer stores being operated, as the average number of stores operated was 324 in the thirteen weeks ended August 2, 2014 and 334 in the thirteen weeks ended August 3, 2013. Perfumania's comparable store sales decreased by 3.9% during the thirteen weeks ended August 2, 2014 from the same period in 2013. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended August 2, 2014 decreased by 2.7% from the prior year's comparable period, while the total number of units sold was unchanged.
SOW's consignment sales decreased from $16.0 million in the thirteen weeks ended August 3, 2013 to $13.8 million in the thirteen weeks ended August 2, 2014. The decrease in SOW's net sales is due to SOW having two less consignment accounts during the thirteen weeks ended August 2, 2014 compared with the thirteen weeks ended August 3, 2013.

Gross Profit

	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013	Dollar Change
	($ in thousands)
Retail	$35,370	$35,812	$(442)
Wholesale	16,574	9,612	6,962
Total gross profit	$51,944	$45,424	$6,520

Gross Profit Percentages

	Thirteen Weeks Ended August 2, 2014	Thirteen Weeks Ended August 3, 2013
Retail	48.7%	46.1%
Wholesale	40.9%	27.4%
Total gross profit percentage	45.9%	40.3%
Gross profit increased 14.4% from $45.4 million in the thirteen weeks ended August 3, 2013 to $51.9 million in the thirteen weeks ended August 2, 2014. During the thirteen weeks ended August 3, 2013, gross profit was reduced by approximately $4.1 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. The entire purchase accounting adjustment was expensed in fiscal 2013. Excluding the effect of the purchase accounting adjustment, retail and wholesale gross profit percentages during the thirteen weeks ended August 3, 2013 were 47.4% and 36.4%, respectively.
Perfumania's retail gross profit dollars for the thirteen weeks ended August 2, 2014 were $29.2 million, which was unchanged from the comparable period in 2013. For these same periods, Perfumania's retail gross margins were 49.7% and 47.4%, respectively. The increase in gross margins is attributable to higher selling prices and the purchase accounting adjustment discussed above.
Wholesale gross profit dollars increased by 72.4% due to the increases in Parlux and QFG's sales discussed above. Wholesale gross profit percentage increased from 27.4% during the thirteen weeks ended August 3, 2013 to 40.9% during the thirteen weeks ended August 2, 2014. See discussion of purchase accounting adjustment above which impacted gross profit dollars and percentage during the thirteen weeks ended August 3, 2013.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $56.8 million in the thirteen weeks ended August 2, 2014, compared to $54.9 million in the thirteen weeks ended August 3, 2013. The increase in selling, general and administrative expenses is primarily attributable to higher advertising expenses to support licensed brands. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were less than $0.1 million during the thirteen weeks ended August 2, 2014 and August 3, 2013.
Depreciation and amortization was approximately $2.7 million and $3.2 million in the thirteen weeks ended August 2, 2014 and August 3, 2013, respectively.
Interest expense was approximately $2.2 million for the thirteen weeks ended August 2, 2014 compared with approximately $2.6 million for the thirteen weeks ended August 3, 2013. The decrease in interest expense is due to a lower average interest rate on the Company's revolving credit facility compared with the thirteen weeks ended August 3, 2013.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded on operating losses during the thirteen weeks ended August 2, 2014 and August 3, 2013. On April 15, 2014, the Company filed a request with the Internal Revenue Service (“IRS”) to change its tax year from June 30 to a fifty-two/fifty-three week year ending on the Saturday closest to January 31, which will correspond with its accounting year-end. On June 2, 2014, the IRS notified the Company that the Company’s request to change its tax year has been accepted. The Company will file a short-period return for the period July 1, 2013 through February 1, 2014.
As a result of the foregoing, we realized a net loss of approximately $9.9 million in the thirteen weeks ended August 2, 2014 compared to a net loss of $15.3 million in the thirteen weeks ended August 3, 2013.

Comparison of the Twenty-six Weeks Ended August 2, 2014 with the Twenty-six Weeks Ended August 3, 2013.

Net Sales

	Twenty-six Weeks Ended August 2, 2014	Percentage of Net Sales	Twenty-six Weeks Ended August 3, 2013	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$144,803	58.8%	$152,020	64.6%	$(7,217)
Wholesale	101,317	41.2%	83,129	35.4%	18,188
Total net sales	$246,120	100.0%	$235,149	100.0%	$10,971

Net sales increased 4.7% from $235.1 million in the twenty-six weeks ended August 3, 2013 to $246.1 million in the twenty-six weeks ended August 2, 2014. The increase in sales included an increase in wholesale sales of $18.2 million offset by a decrease in retail sales of $7.2 million.
Wholesale sales increased by 21.9% from $83.1 million in the twenty-six weeks ended August 3, 2013 to $101.3 million in the twenty-six weeks ended August 2, 2014. QFG's sales increased from $56.5 million in the twenty-six weeks ended August 3, 2013 to $65.3 million in the twenty-six weeks ended August 2, 2014 due primarily to higher customer demand and additional distribution of owned and licensed brands as well as distributed brands. Parlux's sales increased from $26.0 million in the twenty-six weeks ended August 3, 2013 to $35.2 million during the twenty-six weeks ended August 2, 2014 primarily due to the launch of two brands in the second half of 2013.
Retail sales decreased by 4.7% from $152.0 million in the twenty-six weeks ended August 3, 2013 to $144.8 million in the twenty-six weeks ended August 2, 2014. The decrease included a decrease in Perfumania's retail sales of $4.0 million and a decrease in SOW's consignment sales of $3.2 million.
Perfumania's retail sales decreased from $120.5 million in the twenty-six weeks ended August 3, 2013 to $116.5 million in the twenty-six weeks ended August 2, 2014. Perfumania's comparable store sales decreased by 1.3% during the twenty-six weeks ended August 2, 2014. The average retail price per unit sold during the twenty-six weeks ended August 2, 2014 decreased 2.7% from the prior year's comparable period while the total number of units sold decreased by 0.2%. The average number of stores operated was 325 in the twenty-six weeks ended August 2, 2014, versus 336 in the prior year's comparable period.
SOW's consignment sales decreased from $31.5 million in the twenty-six weeks ended August 3, 2013 to $28.3 million in the twenty-six weeks ended August 2, 2014. The decrease in SOW's net sales is due to the termination of two consignment relationships.

Gross Profit

	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013	Dollar Change
	($ in thousands)
Retail	$68,901	$69,938	$(1,037)
Wholesale	44,748	29,697	15,051
Total gross profit	$113,649	$99,635	$14,014

Gross Profit Percentages

	Twenty-six Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 3, 2013
Retail	47.6%	46.0%
Wholesale	44.2%	35.7%
Total gross profit percentage	46.2%	42.4%

Gross profit increased 14.1% from $99.6 million in the twenty-six weeks ended August 3, 2013 to $113.6 million in the twenty-six weeks ended August 2, 2014. During the twenty-six weeks ended August 3, 2013, gross profit was reduced by approximately $7.5 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. The entire purchase accounting adjustment was expensed in fiscal 2013. Excluding the effect of the purchase accounting adjustment, retail and wholesale gross profit percentages during the twenty-six weeks ended August 3, 2013 were 47.2% and 42.6%, respectively.
Perfumania's retail gross profit for the twenty-six weeks ended August 2, 2014 decreased by 2.3% to $55.7 million compared with the comparable period in 2013. For these same periods, Perfumania's retail gross margins were 47.8% and 47.3%, respectively. The increase in gross margins is attributable to the purchase accounting adjustment discussed above.
Wholesale gross profit dollars increased by 50.7% due to the increases in Parlux and QFG's sales discussed above. Wholesale gross profit percentage increased from 35.7% during the twenty-six weeks ended August 3, 2013 to 44.2% during the twenty-six weeks ended August 2, 2014. See discussion of purchase accounting adjustment above which impacted gross profit dollars and percentage during the twenty-six weeks ended August 3, 2013.

Expenses
Selling, general and administrative expenses were $113.8 million in the twenty-six weeks ended August 2, 2014, compared to $109.2 million in the twenty-six weeks ended August 3, 2013. The increase in selling, general and administrative expenses is primarily attributable to higher advertising expenses to support licensed brands. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.1 million for the twenty-six weeks ended August 2, 2014 and August 3, 2013.
Depreciation and amortization was approximately $5.3 million in the twenty-six weeks ended August 2, 2014, compared to $6.5 million for the twenty-six weeks ended August 3, 2013.
Share-based compensation expense of approximately $0.2 million during both twenty-six week periods ended August 2, 2014 and August 3, 2013 represents the expense incurred on outstanding stock options.
Interest expense was approximately $4.8 million for the twenty-six weeks ended August 2, 2014 compared with approximately $4.9 million for the twenty-six weeks ended August 3, 2013.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the twenty-six week periods ended August 2, 2014 and August 3, 2013.
As a result of the foregoing, we realized a net loss of approximately $10.4 million in the twenty-six weeks ended August 2, 2014, compared to a net loss of $21.2 million in the twenty-six weeks ended August 3, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the twenty-six weeks ended August 2, 2014 was approximately $14.3 million, compared with approximately $12.9 million used in operating activities during the twenty-six weeks ended August 3, 2013. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $6.5 million in the twenty-six weeks ended August 2, 2014 compared to $2.4 million in the thirteen weeks ended August 3, 2013. Investing activities during the twenty-six weeks ended August 2, 2014 consisted primarily of capital expenditures related to an ongoing purchase and implementation of new computer systems, Perfumania store construction and remodels and other corporate and information technology enhancements. During the twenty-six weeks ended August 2, 2014, Perfumania opened 6 new stores, relocated 2 stores and closed 12 stores. We plan to open approximately 10 stores and close up to 5 stores for the remainder of fiscal 2014. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the twenty-six weeks ended August 2, 2014 was approximately $20.5 million, compared with $14.1 million provided by financing activities for the twenty-six weeks ended August 3, 2013. The $6.4 million increase in cash provided by financing activities is due to higher borrowings under our bank line of credit.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of August 2, 2014. As of August 2, 2014, the Company had $35.3 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.
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
As of the end of the period covered by this report (August 2, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the second quarter of fiscal 2014 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
You should also consider carefully the statements under “Risk Factors” in our Form 10-K which address additional factors that could cause our actual results to differ from those set forth in the forward-looking statements and could materially and adversely affect our business, operating results and financial condition. We cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. The forward-looking statements speak only as of the date on which they are made, and, except to the extent required by federal securities laws, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	September 15, 2014	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)