Form 10-Q
period 2014-11-01
Perfumania Holdings, Inc.
filed 2014-12-16
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended November 1, 2014 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 15, 2014, there were 15,475,310 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	November 1, 2014	February 1, 2014
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$3,688	$1,553
Accounts receivable, net of allowances of $1,231 and $1,461 as of November 1, 2014 and February 1, 2014, respectively	61,126	34,388
Inventories	299,251	282,802
Prepaid expenses and other current assets	15,927	15,238
Total current assets	379,992	333,981
Property and equipment, net	23,863	18,779
Goodwill	38,769	38,769
Intangible and other assets, net	28,995	31,875
Total assets	$471,619	$423,404
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$57,774	$50,354
Accounts payable-affiliates	1,340	1,523
Accrued expenses and other liabilities	35,404	31,308
Current portion of obligations under capital leases	1,056	894
Total current liabilities	95,574	84,079
Revolving credit facility	102,050	67,902
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	2,770	3,162
Other long-term liabilities	56,721	51,601
Total liabilities	382,481	332,110
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of November 1, 2014 and February 1, 2014, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,373,559 shares and 16,267,033 shares issued as of November 1, 2014 and February 1, 2014, respectively	164	163
Additional paid-in capital	220,960	220,255
Accumulated deficit	(123,409)	(120,547)
Treasury stock, at cost, 898,249 shares as of November 1, 2014 and February 1, 2014	(8,577)	(8,577)
Total shareholders’ equity	89,138	91,294
Total liabilities and shareholders’ equity	$471,619	$423,404

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Net sales	$154,329	$155,679	$400,449	$390,828
Cost of goods sold	81,202	85,312	213,673	220,826
Gross profit	73,127	70,367	186,776	170,002
Operating expenses:
Selling, general and administrative expenses	60,775	57,323	174,540	166,480
Share-based compensation expense	104	105	313	312
Depreciation and amortization	2,383	2,846	7,672	9,336
Total operating expenses	63,262	60,274	182,525	176,128
Income (loss) from operations	9,865	10,093	4,251	(6,126)
Interest expense	(2,358)	(2,809)	(7,113)	(7,755)
Net income (loss) before income taxes	7,507	7,284	(2,862)	(13,881)
Provision for income taxes	—	—	—	—
Net income (loss)	$7,507	$7,284	$(2,862)	$(13,881)
Net income (loss) per common share:
Basic	$0.49	$0.47	$(0.19)	(0.90)
Diluted	$0.48	$0.47	$(0.19)	$(0.90)

Weighted average number of common shares outstanding:
Basic	15,445,951	15,355,656	15,408,105	15,354,072
Diluted	15,496,718	15,396,930	15,408,105	15,354,072

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at February 1, 2014	16,267,033	$163	$220,255	$(120,547)	898,249	$(8,577)	$91,294
Share-based compensation expense	—	—	313	—	—	—	313
Exercise of stock options	106,526	1	392	—	—	—	393
Net loss	—	—	—	(2,862)	—	—	(2,862)
Balance at November 1, 2014	16,373,559	$164	$220,960	$(123,409)	898,249	$(8,577)	$89,138
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013
Cash flows from operating activities:
Net loss	$(2,862)	$(13,881)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	526	674
Depreciation and amortization	7,672	9,336
(Recovery) provision for losses on accounts receivable	(165)	233
Share-based compensation	313	312
Changes in operating assets and liabilities:
Accounts receivable	(26,573)	(38,269)
Inventories	(16,449)	(48,942)
Prepaid expenses and other assets	(164)	7,557
Accounts payable	7,420	28,177
Accounts payable-affiliates	(183)	(174)
Accrued expenses and other liabilities and other long-term liabilities	9,216	5,634
Net cash used in operating activities	(21,249)	(49,343)
Cash flows from investing activities:
Additions to property and equipment	(8,919)	(3,996)
Additions to tradenames and licenses	(300)	—
Net cash used in investing activities	(9,219)	(3,996)
Cash flows from financing activities:
Net borrowings under bank line of credit	34,148	53,867
Principal payments under capital lease obligations	(701)	(616)
Payment for deferred financing costs	(1,237)	—
Proceeds from exercise of stock options and warrants	393	40
Net cash provided by financing activities	32,603	53,291
Net increase (decrease) in cash and cash equivalents	2,135	(48)
Cash and cash equivalents at beginning of period	1,553	2,447
Cash and cash equivalents at end of period	$3,688	$2,399

Supplemental Information:
Cash paid during the period for:
Interest	$1,961	$2,253
Income taxes	$680	$27
Non-cash investing and financing activities:
Capital lease	$471	$—
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
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen and thirty-nine weeks ended November 1, 2014 are not necessarily indicative of results to be expected for the full fiscal year.
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
Our wholesale businesses include QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as CVS, Kohl's, Marshalls, Nordstrom Rack, Ross Stores, Sears, Target, Wal-Mart and Walgreens. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, international distributors, on military bases throughout the United States, by QFG, SOW’s consignment business and Perfumania’s retail stores, paying royalties to the licensors based on a percentage of sales. Parlux also fulfills a selection of fragrances for several online retailers, shipping directly to customers and billing the retailer. All manufacturing operations are outsourced to third-party manufacturers.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of November 1, 2014, Perfumania operated a chain of 326 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 2,000 stores, including approximately 1,000 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Steinmart and K & G.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
There are no recently issued accounting standards that are expected to have a material effect on our financial condition, results of operations or cash flows.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at November 1, 2014 and February 1, 2014 resulted from the April 18, 2012 acquisition of Parlux.

The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of November 1, 2014 and February 1, 2014:

		November 1, 2014			February 1, 2014
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,608	7,404	2,204	9,408	7,103	2,305
Customer relationships	10	5,171	1,336	3,835	5,171	948	4,223
Favorable leases	7	886	707	179	886	612	274
License agreements	3-5	16,413	10,380	6,033	19,505	10,989	8,516
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$79,347	$19,827	$59,520	$82,239	$19,652	$62,587

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand. There were no triggering events during the thirteen or thirty-nine weeks ended November 1, 2014 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.1 million and $1.4 million for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively, and $3.3 million and $4.9 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. As of November 1, 2014, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2014	$1,125
2015	4,521
2016	1,908
2017	1,409
2018	975
2019	715
Thereafter	1,598
$12,251

NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,729,753 shares of common stock were reserved for issuance as of November 1, 2014. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of November 1, 2014, 782,743 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the thirty-nine weeks ended November 1, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2014	1,208,275	$8.32
Granted	—	—
Exercised	(106,526)	3.69
Forfeited	(2,259)	10.82
Outstanding as of November 1, 2014	1,099,490	$8.77	5.8	$277
Vested and expected to vest as of November 1, 2014	1,007,821	$8.71	5.7	$277
Exercisable as of November 1, 2014	1,007,821	$8.71	5.7	$277

The following is a summary of stock warrants activity during the thirty-nine weeks ended November 1, 2014:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2014	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of November 1, 2014	6,299,971	$11.80	3.6	$—
Vested as of November 1, 2014	6,299,971	$11.80	3.6	$—
Exercisable as of November 1, 2014	6,299,971	$11.80	3.6	$—

Share-based compensation expense was $0.1 million during the thirteen weeks ended November 1, 2014 and November 2, 2013, and $0.3 million during the thirty-nine weeks ended November 1, 2014 and November 2, 2013.

NOTE 5 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	November 1, 2014	February 1, 2014
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$102,050	$67,902
Subordinated notes payable-affiliates	125,366	125,366
	227,416	193,268
Less current portion	—	—
Total long-term debt	$227,416	$193,268

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. On April 25, 2014, the Senior Credit Facility was amended and the then current maximum borrowing amount was reduced from $225 million to $175 million and the termination date was extended from January 2015 to April 2019. Certain fees and interest rates were also reduced. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least $10 million. As of November 1, 2014, the Company had $47.3 million of availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of November 1, 2014, the interest rate on LIBOR Rate borrowings was 2.4% and the interest rate on base rate borrowings was 4.5%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of November 1, 2014.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.4 million and $1.5 million for the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively, and $4.4 million and $4.6 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at November 1, 2014 and February 1, 2014 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $38.1 million and $33.7 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of November 1, 2014 and February 1, 2014, respectively.

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
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen or thirty-nine weeks ended November 1, 2014.
During the thirteen and thirty-nine weeks ended November 1, 2014, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in operating expenses in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of November 1, 2014 and February 1, 2014 was not significant.
The Company does not anticipate any material adjustments relating to unrecognized tax benefits within the next twelve months; however, the ultimate outcome of tax matters is uncertain and unforeseen results can occur.
On April 15, 2014, the Company filed a request with the Internal Revenue Service (“IRS”) to change its tax year from June 30 to a fifty-two/fifty-three week year ending on the Saturday closest to January 31, which will correspond with its accounting year-end. On June 2, 2014, the IRS notified the Company that the Company’s request to change its tax year has been accepted. The Company filed a short-period return for the period July 1, 2013 through February 1, 2014 in October 2014.

NOTE 7 - BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE
Basic net income (loss) per common share has been computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period.
Diluted net income (loss) per common share includes, in periods in which they are dilutive, the effect of those potentially dilutive securities where the average market price of the common stock exceeds the exercise prices for the respective periods.

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Weighted average number of shares - basic	15,445,951	15,355,656	15,408,105	15,354,072
Potentially dilutive securities	50,767	41,274	—	—
Weighted average number of shares - diluted	15,496,718	15,396,930	15,408,105	15,354,072

During the thirteen and thirty-nine weeks ended November 1, 2014 there were 7,348,694 and 7,399,461 potential shares of common stock related to stock options and warrants which were excluded from the diluted income (loss) per share calculation because the effect of including these potential shares was antidilutive. During the thirteen and thirty-nine weeks ended November 2, 2013 there were 7,255,094 and 7,489,489 potential shares of common stock related to stock options and warrants which were excluded from the diluted income (loss) per share calculation because the effect of including these potential shares was antidilutive.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of November 1, 2014, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirty-nine weeks ended November 1, 2014 and November 2, 2013.
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

NOTE 10 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s common stock as of November 1, 2014, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
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
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's common stock as of November 1, 2014, excluding shares issuable upon exercise of certain warrants. During the thirty-nine weeks ended November 1, 2014, Perfumania purchased merchandise from Jacavi.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and thirty-nine weeks ended November 1, 2014 and November 2, 2013 were as follows (in thousands):

	Total Purchases Thirteen Weeks Ended November 1, 2014	Total Purchases Thirteen Weeks Ended November 2, 2013	Total Purchases Thirty-nine Weeks Ended November 1, 2014	Total Purchases Thirty-nine Weeks Ended November 2, 2013	Balance Due November 1, 2014	Balance Due February 1, 2014

Lighthouse Companies	$716	$3,164	$1,463	$10,385	$728	$—
Jacavi	453	202	4,258	619	54	1,492
Quality King	1	—	113	—	3	—
Cloudbreak	—	75	831	821	553	5
	$1,170	$3,441	$6,665	$11,825	$1,338	$1,497

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
As of November 1, 2014, the Company has a receivable of $0.1 million from the Lighthouse Companies. This amount is non-interest bearing and is included in prepaid expenses and other current assets on the condensed consolidated balance sheet as of November 1, 2014.
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirty-nine weeks ended November 1, 2014 and November 2, 2013, total payments to GSN for transportation services provided were less than $0.1 million. The balance due to GSN at November 1, 2014 was less than $0.1 million. There was no balance due to GSN at February 1, 2014.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of November 1, 2014, the monthly current sublease payments are approximately $220,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.7 million and $0.6 million during the thirteen weeks ended November 1, 2014 and November 2, 2013, and $2.0 million and $1.9 million during the thirty-nine weeks ended November 1, 2014 and November 2, 2013 for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were less than $0.1 million during the thirteen weeks ended November 1, 2014 and November 2, 2013 and $0.2 million and $0.3 million during the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both November 1, 2014 and February 1, 2014, respectively.
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

	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
	(in thousands)
Net sales:
Retail	$75,477	$76,095	$220,280	$228,115
Wholesale	78,852	79,584	180,169	162,713
	$154,329	$155,679	$400,449	$390,828
Gross profit:
Retail	$37,197	$35,498	$106,098	$105,435
Wholesale	35,930	34,869	80,678	64,567
	$73,127	$70,367	$186,776	$170,002

	November 1, 2014	February 1, 2014
Total assets:
Wholesale	$670,934	$585,884
Retail	371,746	348,728
	1,042,680	934,612
Eliminations (a)	(571,061)	(511,208)
Consolidated assets	$471,619	$423,404

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
Net sales during the thirteen weeks ended November 1, 2014, our third quarter in fiscal 2014, decreased 0.9% compared to the third quarter of fiscal 2013, while net sales on a year-to-date basis in fiscal 2014 increased 2.5% compared to fiscal 2013. Our wholesale segment’s net sales during the third quarter of fiscal 2014 decreased by 0.9% over the third quarter of fiscal 2013 while wholesale sales on a year-to-date basis in fiscal 2014 increased by 10.7% over fiscal 2013. During the year, wholesale sales fluctuate due to seasonal demand, new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights, changes in foreign exchange rates against the U.S. dollar and the timing of industry trade shows, and accordingly sales and results of operations can vary significantly from quarter to quarter. Our retail segment’s net sales decreased by 0.8% from the third quarter of fiscal 2013 and retail sales on a year-to-date basis decreased by 3.4% compared with the same period of fiscal 2013, as we had fewer Perfumania stores in operation compared with last year’s third quarter, and SOW had two fewer consignment accounts.
Gross profit during the thirteen weeks ended November 1, 2014 was $73.1 million, an increase of 3.9% compared to last year’s third quarter. Gross profit during the thirty-nine weeks ended November 1, 2014 was $186.8 million, an increase of 9.9% over the comparative period last year. The increases in gross profit are due to higher retail gross margins and the purchase accounting adjustments recorded during the thirteen and thirty-nine weeks ended November 2, 2013 discussed below, which did not reoccur in the thirteen and thirty-nine weeks ended November 1, 2014.
Total operating expenses were $63.3 million and $182.5 million during the thirteen and thirty-nine weeks ended November 1, 2014, increases of 5.0% and 3.6% versus the comparative periods last year. The increases are primarily attributable to higher advertising expense to promote launches of new licensed brands.

As a result of the above, our net income increased by 3.1% to $7.5 million during the thirteen weeks ended November 1, 2014 from $7.3 million during last year’s third quarter, and our net loss decreased by 79.4% to $2.9 million during the thirty-nine weeks ended November 1, 2014 from $13.9 million during the thirty-nine weeks ended November 2, 2013.

Comparison of the Thirteen Weeks Ended November 1, 2014 with the Thirteen Weeks Ended November 2, 2013.

Net Sales

	Thirteen Weeks Ended November 1, 2014	Percentage of Net Sales	Thirteen Weeks Ended November 2, 2013	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$75,477	48.9%	$76,095	48.9%	$(618)
Wholesale	78,852	51.1%	79,584	51.1%	(732)
Total net sales	$154,329	100.0%	$155,679	100.0%	$(1,350)

Net sales decreased 0.9% from $155.7 million in the thirteen weeks ended November 2, 2013 to $154.3 million in the thirteen weeks ended November 1, 2014. The decrease in sales included a $0.7 million decrease in wholesale sales and a $0.6 million decrease in retail sales.
Wholesale sales decreased by 0.9% from $79.6 million in the thirteen weeks ended November 2, 2013 to $78.9 million in the thirteen weeks ended November 1, 2014. QFG's sales increased from $50.6 million in the thirteen weeks ended November 2, 2013 to $51.2 million in the thirteen weeks ended November 1, 2014 due primarily to higher customer demand and additional distribution of owned and licensed brands as well as distributed brands. Parlux's sales decreased from $28.1 million in the thirteen weeks ended November 2, 2013 to $27.8 million in the thirteen weeks ended November 1, 2014.
Retail sales decreased by 0.8% from $76.1 million in the thirteen weeks ended November 2, 2013 to $75.5 million in the thirteen weeks ended November 1, 2014. Perfumania's retail sales decreased by $1.3 million while SOW's consignment sales increased by $0.7 million.
Perfumania's retail sales decreased from $61.6 million in the thirteen weeks ended November 2, 2013 to $60.3 million in the thirteen weeks ended November 1, 2014. The decrease in Perfumania's sales was due primarily to fewer stores being operated, as the average number of stores operated was 325 in the thirteen weeks ended November 1, 2014 and 335 in the thirteen weeks ended November 2, 2013. Perfumania's comparable store sales decreased by 0.1% during the thirteen weeks ended November 1, 2014 from the same period in 2013. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended November 1, 2014 decreased by 3.1% from the prior year's comparable period, while the total number of units sold increased by 0.8%.
SOW's consignment sales increased from $14.5 million in the thirteen weeks ended November 2, 2013 to $15.2 million in the thirteen weeks ended November 1, 2014. The increase in SOW's net sales is due to an increase in sales at SOW's largest account offset by SOW having two less consignment accounts during the thirteen weeks ended November 1, 2014 compared with the thirteen weeks ended November 2, 2013.

Gross Profit

	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013	Dollar Change
	($ in thousands)
Retail	$37,197	$35,498	$1,699
Wholesale	35,930	34,869	1,061
Total gross profit	$73,127	$70,367	$2,760

Gross Profit Percentages

	Thirteen Weeks Ended November 1, 2014	Thirteen Weeks Ended November 2, 2013
Retail	49.3%	46.6%
Wholesale	45.6%	43.8%
Total gross profit percentage	47.4%	45.2%
Gross profit increased 3.9% from $70.4 million in the thirteen weeks ended November 2, 2013 to $73.1 million in the thirteen weeks ended November 1, 2014. During the thirteen weeks ended November 2, 2013, gross profit was reduced by approximately $1.8 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. The entire purchase accounting adjustment was expensed in fiscal 2013. Excluding the effect of the purchase accounting adjustment, retail and wholesale gross profit percentages during the thirteen weeks ended November 2, 2013 were 47.2% and 45.5%, respectively.
Perfumania's retail gross profit dollars increased from $28.3 million during the thirteen weeks ended November 2, 2013 to $29.6 million during the thirteen weeks ended November 1, 2014. For these same periods, Perfumania's retail gross margins were 46.0% and 49.1%, respectively. The increase in gross margins is attributable to higher selling prices and the purchase accounting adjustment discussed above.
Wholesale gross profit percentage increased from 43.8% during the thirteen weeks ended November 2, 2013 to 45.6% during the thirteen weeks ended November 1, 2014. See discussion of purchase accounting adjustment above which impacted gross profit dollars and percentage during the thirteen weeks ended November 2, 2013.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $60.8 million in the thirteen weeks ended November 1, 2014, compared to $57.3 million in the thirteen weeks ended November 2, 2013. The increase in selling, general and administrative expenses is primarily attributable to higher advertising expenses to support licensed brands. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were less than $0.1 million during the thirteen weeks ended November 1, 2014 and November 2, 2013.
Depreciation and amortization was approximately $2.4 million and $2.8 million in the thirteen weeks ended November 1, 2014 and November 2, 2013, respectively.
Interest expense was approximately $2.4 million for the thirteen weeks ended November 1, 2014 compared with approximately $2.8 million for the thirteen weeks ended November 2, 2013. The decrease in interest expense is due to a lower average interest rate on the Company's revolving credit facility compared with the thirteen weeks ended November 2, 2013.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded during the thirteen weeks ended November 1, 2014 and November 2, 2013. On April 15, 2014, the Company filed a request with the Internal Revenue Service (“IRS”) to change its tax year from June 30 to a fifty-two/fifty-three week year ending on the Saturday closest to January 31, which will correspond with its accounting year-end. On June 2, 2014, the IRS notified the Company that the Company’s request to change its tax year has been accepted. The Company filed a short-period return for the period July 1, 2013 through February 1, 2014 in October 2014.
As a result of the foregoing, we realized net income of approximately $7.5 million in the thirteen weeks ended November 1, 2014 compared to net income of $7.3 million in the thirteen weeks ended November 2, 2013.

Comparison of the Thirty-nine Weeks Ended November 1, 2014 with the Thirty-nine Weeks Ended November 2, 2013.

Net Sales

	Thirty-nine Weeks Ended November 1, 2014	Percentage of Net Sales	Thirty-nine Weeks Ended November 2, 2013	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$220,280	55.0%	$228,115	58.4%	$(7,835)
Wholesale	180,169	45.0%	162,713	41.6%	17,456
Total net sales	$400,449	100.0%	$390,828	100.0%	$9,621

Net sales increased 2.5% from $390.8 million in the thirty-nine weeks ended November 2, 2013 to $400.5 million in the thirty-nine weeks ended November 1, 2014. The increase in sales included an increase in wholesale sales of $17.4 million offset by a decrease in retail sales of $7.8 million.
Wholesale sales increased by 10.7% from $162.7 million in the thirty-nine weeks ended November 2, 2013 to $180.2 million in the thirty-nine weeks ended November 1, 2014. QFG's sales increased from $107.0 million in the thirty-nine weeks ended November 2, 2013 to $116.5 million in the thirty-nine weeks ended November 1, 2014 due primarily to higher customer demand and additional distribution of owned and licensed brands as well as distributed brands. Parlux's sales increased from $54.1 million in the thirty-nine weeks ended November 2, 2013 to $63.0 million during the thirty-nine weeks ended November 1, 2014 primarily due to several new product launches.
Retail sales decreased by 3.4% from $228.1 million in the thirty-nine weeks ended November 2, 2013 to $220.3 million in the thirty-nine weeks ended November 1, 2014. The decrease included a decrease in Perfumania's retail sales of $5.3 million and a decrease in SOW's consignment sales of $2.5 million.
Perfumania's retail sales decreased from $182.1 million in the thirty-nine weeks ended November 2, 2013 to $176.8 million in the thirty-nine weeks ended November 1, 2014. Perfumania's comparable store sales decreased by 0.9% during the thirty-nine weeks ended November 1, 2014. The average retail price per unit sold during the thirty-nine weeks ended November 1, 2014 decreased 2.8% from the prior year's comparable period while the total number of units sold increased by 0.1%. The average number of stores operated was 325 in the thirty-nine weeks ended November 1, 2014, versus 336 in the prior year's comparable period.
SOW's consignment sales decreased from $46.0 million in the thirty-nine weeks ended November 2, 2013 to $43.5 million in the thirty-nine weeks ended November 1, 2014. The decrease in SOW's net sales is due primarily to the termination of two consignment relationships.

Gross Profit

	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013	Dollar Change
	($ in thousands)
Retail	$106,098	$105,435	$663
Wholesale	80,678	64,567	16,111
Total gross profit	$186,776	$170,002	$16,774

Gross Profit Percentages

	Thirty-nine Weeks Ended November 1, 2014	Thirty-nine Weeks Ended November 2, 2013
Retail	48.2%	46.2%
Wholesale	44.8%	39.7%
Total gross profit percentage	46.6%	43.5%

Gross profit increased 9.9% from $170.0 million in the thirty-nine weeks ended November 2, 2013 to $186.8 million in the thirty-nine weeks ended November 1, 2014. During the thirty-nine weeks ended November 2, 2013, gross profit was reduced by approximately $9.3 million to expense a portion of the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. The entire purchase accounting adjustment was expensed in fiscal 2013. Excluding the effect of the purchase accounting adjustment, retail and wholesale gross profit percentages during the thirty-nine weeks ended November 2, 2013 were 47.2% and 44.0%, respectively.
Perfumania's retail gross profit for the thirty-nine weeks ended November 1, 2014 decreased by 0.1% to $85.3 million compared with the comparable period in 2013. For these same periods, Perfumania's retail gross margins were 48.2% and 46.8%, respectively. The increase in gross margins is attributable to the purchase accounting adjustment discussed above.
Wholesale gross profit dollars increased by 25.0% due to the increases in Parlux and QFG's sales discussed above. Wholesale gross profit percentage increased from 39.7% during the thirty-nine weeks ended November 2, 2013 to 44.8% during the thirty-nine weeks ended November 1, 2014. See discussion of purchase accounting adjustment above which impacted gross profit dollars and percentage during the thirty-nine weeks ended November 2, 2013.

Expenses
Selling, general and administrative expenses were $174.5 million in the thirty-nine weeks ended November 1, 2014, compared to $166.5 million in the thirty-nine weeks ended November 2, 2013. The increase in selling, general and administrative expenses is primarily attributable to higher advertising expenses to support licensed brands. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.2 million and $0.3 million for the thirty-nine weeks ended November 1, 2014 and November 2, 2013, respectively.
Depreciation and amortization was approximately $7.7 million in the thirty-nine weeks ended November 1, 2014, compared to $9.3 million for the thirty-nine weeks ended November 2, 2013.
Share-based compensation expense of approximately $0.3 million during both thirty-nine week periods ended November 1, 2014 and November 2, 2013 represents the expense incurred on outstanding stock options.
Interest expense was approximately $7.1 million for the thirty-nine weeks ended November 1, 2014 compared with approximately $7.8 million for the thirty-nine weeks ended November 2, 2013.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the thirty-nine week periods ended November 1, 2014 and November 2, 2013.
As a result of the foregoing, we realized a net loss of approximately $2.9 million in the thirty-nine weeks ended November 1, 2014, compared to a net loss of $13.9 million in the thirty-nine weeks ended November 2, 2013.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirty-nine weeks ended November 1, 2014 was approximately $21.2 million, compared with approximately $49.3 million used in operating activities during the thirty-nine weeks ended November 2, 2013. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $9.2 million in the thirty-nine weeks ended November 1, 2014 compared to $4.0 million in the thirty-nine weeks ended November 2, 2013. Investing activities during the thirty-nine weeks ended November 1, 2014 consisted of Perfumania store construction and remodels, capital expenditures related to an ongoing purchase and implementation of new computer systems and other corporate and information technology enhancements. During the thirty-nine weeks ended November 1, 2014, Perfumania opened 11 new stores, relocated 4 stores and closed 14 stores. We plan to open approximately 2 stores and close 5 stores for the remainder of fiscal 2014. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirty-nine weeks ended November 1, 2014 was approximately $32.6 million, compared with $53.3 million provided by financing activities for the thirty-nine weeks ended November 2, 2013. The $20.7 million decrease in cash provided by financing activities is due to lower borrowings under our bank line of credit.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of November 1, 2014. As of November 1, 2014, the Company had $47.3 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.
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
As of the end of the period covered by this report (November 1, 2014), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the third quarter of fiscal 2014 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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
Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our Senior Credit Facility, any deterioration of general economic conditions, including weaker than anticipated discretionary spending by consumers, competition, the ability to raise additional capital to finance our expansion and other factors included in our filings with the SEC. Copies of our SEC filings are available from the SEC or may be obtained upon request from us.
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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	December 16, 2014	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)