Form 10-K
period 2015-01-31
Perfumania Holdings, Inc.
filed 2015-04-30
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $32.4 million as of July 31, 2014, based on the closing sale price of $6.50 per share.
The number of shares outstanding of the registrant’s common stock as of April 30, 2015: 15,476,376 shares

PART I.

ITEM 1.	BUSINESS
General Overview
Perfumania Holdings, Inc. and subsidiaries (“the Company”) is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that conducts business through six primary operating subsidiaries, Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), Perfumania.com, Inc. (“Perfumania.com”), Five Star Fragrance Company, Inc. (“Five Star”) and Parlux Fragrances, LLC ("Parlux"). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products.
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
During fiscal 2014 and 2013, approximately 59.0% and 61.2% of our net sales and 60.7% and 63.9% of our gross profit were provided by our retail division and approximately 41.0% and 38.8% and 39.3% and 36.1%, respectively, by our wholesale division. Further information for each of the industry segments in which we operate is provided in Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
The Company's fiscal year ends on the Saturday closest to January 31. In this Form 10-K, we refer to the fiscal year beginning February 2, 2014 and ending January 31, 2015 as “fiscal 2014” and the fiscal year beginning February 3, 2013 and ending February 1, 2014 as “fiscal 2013.” Fiscal 2014 and fiscal 2013 both contain 52 weeks.
Wholesale Business
QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owners/manufacturers. QFG strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. QFG’s sales are principally to retailers such as Kohl’s, Marshalls, Nordstrom Rack, Ross Stores, Sears and Wal-Mart. QFG also operates a direct sales department that services over 10,000 pharmacies and specialty stores, through partnerships with AmerisourceBergen and Cardinal Health, throughout the United States.
Parlux engages in the manufacture (through sub-contractors), distribution and sale of Kenneth Cole®, Shawn Carter, professionally known as Jay-Z®, Paris Hilton®, Jessica Simpson®, Rihanna®, Marc Ecko®, Vince Camuto®, Donald Trump® and Ivanka Trump® fragrances and related beauty products on an exclusive basis as a licensee or sublicensee. The products are distributed in a variety of sizes and packaging. Beauty related products such as body lotions, creams, shower gels, deodorants, soaps and dusting powders complement the fragrance line. Parlux designs and creates fragrances using its own staff and independent contractors. Parlux supervises the design of its packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. Parlux's fragrances generally retail at prices ranging from $25 to $85 per item, and, along with certain of Five Star's licensed brands (see below), are sold in the United States in national and regional department stores, including Belk, Bon Ton, Boscovs, Dillards, Lord & Taylor, Macy's, Nordstrom and Stage Stores, on military bases throughout the United States, at Perfumania's retail stores, through SOW's consignment business and at selected other cosmetic retailers. In international markets, distributors sell Parlux's products to local department stores as well as to numerous perfumeries in the local markets. Selected Parlux products are also sold by QFG. We also fulfill a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers.
Five Star’s owned and licensed brands include Tommy Bahama®, Isaac Mizrahi®, Bijan®, Gale Hayman®, Michael Jordan®, Pierre Cardin®, Royal Copenhagen®, Royal Secret®, Vicky Tiel®, XOXO®, Snookie®, Realm®, Norell® and the Major League Baseball clubs, and are sold principally through QFG, SOW’s consignment business and Perfumania’s retail stores. Five Star handles the manufacturing, on behalf of Perfumania, of the Jerome Privee® product line, which includes bath and body products, and which is sold exclusively in Perfumania’s retail stores.
There were no customers who accounted for more than 10% of revenues in fiscal 2014 or 2013.
Retail Business
Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At January 31, 2015, Perfumania operated a chain of 320 “full service” retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 2,000 different fragrance items for women, men and children. These stores stock brand name and designer brands such as Estee Lauder®, Cartier®, Issey Miyake®, Bvlgari®, Yves Saint Laurent®, Calvin Klein®, Giorgio Armani®, Hugo Boss®, Ralph Lauren/Polo®, Perry Ellis®, Escada®, Christian Dior®, Lacoste®, Burberry®, Azzaro®, Guess® and Donna Karan®1, as well as Parlux and Five Star brands. Perfumania also exclusively carries a private label line of bath and body products under the name Jerome Privee®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, although the stores are generally operated under the name “Perfumania.”® Perfumania’s retail stores are generally located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and suburban strip shopping centers.
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
SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,900 stores, including more than 1,000 Kmart locations nationwide, as well as through customers such as Burlington Coat Factory, Steinmart, Bealls and K&G. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage.
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
Seasonality and Quarterly Results
The Company’s business is highly seasonal, with the most significant activity occurring from September through December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 35.3% and 37.4% of total wholesale revenues being generated during these three months in fiscal 2014 and 2013, respectively. Retail revenues are the greatest in December, with approximately 22.4% and 21.8% of retail revenues being generated this month in fiscal 2014 and 2013, respectively, as is typical for a retail operation.

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
The Company acquired Parlux in April 2012, creating a larger, national, vertically integrated manufacturer, wholesale distributor and specialty retailer of fragrances and related products that is better positioned to compete in the market place and drive growth, as well as to benefit from increased operating scale. The integration of the companies has resulted in increased margins by taking advantage of Parlux's reduced cost on fragrances licensed by Parlux and sold through the QFG, Perfumania and SOW divisions. The increased size and distribution capabilities of the Company are also expected to attract more and higher profile licenses, which will broaden the Company's product offerings to wholesale customers while also growing the retail business.
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
As of January 31, 2015, we operated 320 Perfumania stores in the United States, Puerto Rico and the United States Virgin Islands. The following chart shows the number of Perfumania stores operated in each state or territory in which those stores are located.

Perfumania Stores as of January 31, 2015
Alaska	2	Louisiana	7	Oklahoma	1
Alabama	2	Maine	1	Oregon	4
Arizona	9	Maryland	3	Pennsylvania	8
California	26	Massachusetts	8	Puerto Rico	18
Colorado	2	Michigan	9	South Carolina	6
Connecticut	2	Minnesota	5	Tennessee	3
Delaware	2	Mississippi	3	Texas	35
District of Columbia	1	Missouri	6	US Virgin Islands	1
Florida	53	Nevada	9	Utah	4
Georgia	12	New Hampshire	4	Virginia	3
Hawaii	2	New Jersey	7	Washington	6
Illinois	11	New York	20	Wisconsin	2
Indiana	5	North Carolina	10
Kentucky	1	Ohio	7

In fiscal 2014 and 2013, Perfumania opened 12 and 14 stores, respectively, excluding seasonal locations. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less desirable locations. Perfumania closed 21 stores during fiscal 2014 and 27 stores during fiscal 2013, respectively, excluding seasonal locations. For fiscal 2015, Perfumania intends to continue to focus on improving the profitability of its existing stores and management currently expects to open a minimum of 5 new stores and expects to close approximately 5 stores.
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
Raw materials and components (“raw materials”) for Parlux's and Five Star's fragrance products are available from sources in the United States, Europe and the Far East. We source the raw materials, which are delivered from independent suppliers directly to third-party contract manufacturers who produce and package the finished products based on our estimated anticipated needs. Our fragrance products are manufactured primarily in plants located in New Jersey and neighboring states. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. Management believes it has good relationships with its manufacturers and there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.
To date, we have not had difficulty obtaining raw materials at competitive prices. We know of no reason to believe that this situation will change in the near future, but there can be no assurance that this will continue. The lead time for certain of our raw materials inventory (up to six months) requires us to maintain at least a three to six month supply of some items in order to ensure production schedules. These lead times are most applicable to glass and plastic component orders, as many of our unique designs require the production of molds in addition to the normal production process. This may take six to eight months, or longer, to receive in stock.
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
Parlux maintains its own fragrance sales and marketing staff, and sells directly to retailers, primarily national and regional department stores, who we believe will maintain the image of our owned and licensed products as prestige fragrances. Parlux products are currently sold in over 3,000 retail outlets in the United States and on a global basis throughout a network of international distributors. Selected Parlux products are also sold in our Perfumania stores, SOW consignment retail outlets and by QFG. For our licensed brands, we employ traditional vehicles such as magazine print advertising and cooperative advertising with our retailers, and we utilize social networking, mobile, and digital applications.
Intellectual Property Rights
The Company’s portfolio of fragrance brands is of great importance to its business. Parlux holds the exclusive worldwide distribution rights for the following licenses: Kenneth Cole, Shawn Carter, professionally known as Jay-Z, Paris Hilton, Jessica Simpson, Rihanna, Marc Ecko, Vince Camuto, Donald Trump and Ivanka Trump. Five Star owns the Lutece, Norell, Pavlova, Realm, Raffinee and Royal Secret brands, among others. It licenses designer and other fragrance brands, such as Tommy Bahama, Isaac Mizrahi, Bijan, Gale Hayman, Michael Jordan, Pierre Cardin, Royal Copenhagen, Vicky Tiel, XOXO, Snookie and the Major League Baseball clubs, often acquiring exclusive worldwide distribution rights. Current expiration dates for these licenses (whereupon automatic or discretionary renewal periods may commence) range from June 30, 2015 to December 31, 2022, excluding the Gale Hayman license which expires on January 1, 2093. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements. In addition to the trade name and service mark Perfumania, Perfumania operates one store under the trade name Perfumania Plus.
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
Competition
Competition varies among the markets in which the Company competes. As a retailer, the Company competes with a wide range of chains and large and small stores, as well as manufacturers, including some of the Company’s suppliers. In the wholesale business, the Company competes with many distributors, of which Elizabeth Arden is the largest. Generally, the basis of competition is brand recognition, quality and price. The Company believes that the most important reasons for its competitive success in the wholesale business include its established relationships with manufacturers and large customers, popular recognition of its proprietary and licensed brands, and its efficient, low-cost sourcing strategy and ability to deliver products to consumers at competitive prices. Perfumania’s retail competitors include department stores, regional and national retail chains, drug stores, cosmetic retailers, supermarkets, duty-free shops and other specialty retail stores. Some of its competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania’s stores compete on the basis of selling price, promotions, customer service, merchandise variety, store location and ambiance. Internet fragrance sales are highly competitive and Perfumania.com competes on the basis of selling price, merchandise variety, ease of selection and cost of delivery. Some of the Company’s competitors may enjoy competitive advantages, including greater financial resources that can be devoted to competitive activities, such as sales and marketing, brand development and strategic acquisitions.
Employees
At January 31, 2015, the Company had 2,154 employees, of whom 221 were involved in warehousing, 1,617 were employed in Perfumania’s retail stores, 263 in marketing, sales and operations, and 53 in finance and administration. We use temporary warehouse personnel to assist with seasonal requirements, and temporary and part-time retail employees are added shortly before the Thanksgiving holiday weekend. Some of our warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.
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
We are more leveraged following the Parlux acquisition than we have been historically
In order to complete our acquisition of Parlux, we incurred an additional $62.1 million of debt. Borrowings under our senior credit facility and our subordinated debt now total approximately $162.9 million. We and our subsidiaries must comply with various restrictive covenants in our credit facility. Among other things, these covenants limit our ability to:

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
We may have problems raising money needed in the future, which could adversely impact operations or existing shareholders
Our growth strategy includes growing our portfolio of licensed and owned brands and selectively opening and operating new Perfumania retail locations. We may need to obtain funding to achieve our growth strategy. In part due to our existing debt, additional financing may not be available on acceptable terms, if at all, which would adversely affect our operations. In order to obtain additional liquidity, we might issue additional common stock which could dilute our existing shareholders’ ownership interest or we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions which may lessen the value of our common stock, including borrowing money on terms that are not favorable.
The beauty industry is highly competitive and if we cannot effectively compete, our business and results of operations will suffer
The beauty industry is highly competitive and can change rapidly due to consumer preferences and industry trends. Some of our competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than ours. Many of our competitors are global prestige beauty companies and multi-national consumer product companies who have greater financial, technical, operational, and marketing resources than we have and brands with greater name recognition than our brands. We may not be able to compete successfully against these competitors in developing our products and services. These factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.
If we are unable to acquire or license additional brands, our business may not grow as we expect
Our business strategy contemplates growing our portfolio of licensed and owned brands. We may be unsuccessful in identifying, negotiating, financing and consummating desirable licensing arrangements on commercially acceptable terms, or at all, which could hinder our ability to increase revenues. Additionally, even if we are able to consummate such licensing arrangements, we may not be able to successfully integrate them with our existing operations and portfolio of licenses or generate the expected levels of increased revenue as a result.
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
Parlux’s business is dependent on department store sales, which presents special risks
Parlux usually launches its new fragrances through U.S. department stores. Department stores tend to lose sales to the mass market as a product matures. To counter this effect, Parlux has historically introduced new products quickly, which requires additional spending for development, advertising and promotional expenses. In addition, U.S. department stores have experienced a significant amount of consolidation in recent years. This has resulted in Parlux’s increasing dependence on a smaller number of key retailers, enhancing their bargaining strength and resulting in increased risk. Continued department store consolidation could have a material adverse effect on our financial condition and results of operations.
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
Our stock price volatility could result in litigation, substantial cost, and diversion of management’s attention
The price of our common stock has been and may continue to be subject to wide fluctuations in response to a number of events, such as:
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
Disruptions of our computer systems could adversely affect our operations
We rely heavily on computer systems to process transactions, manage our inventory and supply-chain and to summarize and analyze our business. If our systems are damaged or fail to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We are currently undertaking significant multi-year system enhancements and conversions to increase productivity and efficiency that require a substantial investment and dedication of resources, and if not done properly, could divert the attention of our workforce and constrain for some time our ability to provide the level of service our customers demand. Also, once implemented, the new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.
If we fail to protect the security of personal information about our retail customers, our reputation could suffer and we could suffer financial harm
Through our sales, marketing activities, and use of third-party information, we collect and store certain personally identifiable information that our customers provide to purchase products or services, enroll in promotional programs, register on our website, or otherwise communicate and interact with us. This may include but is not limited to names, addresses, phone numbers, e-mail addresses, contact preferences and payment account information, including credit and debit card information. We may share information about such persons with vendors that assist with certain aspects of our business. In addition, our online operations depend upon the secure transmission of confidential information over public networks, such as information permitting cashless payments. The regulatory environment for information security is increasingly demanding, and our customers have a high expectation that we will protect their personal information. We have instituted safeguards for the protection of such information and our own proprietary information. These security measures may be compromised as a result of third-party security breaches, burglaries, cyber attack, errors by employees or employees of third-parties, faulty password management, misappropriation of data by employees, vendors or unaffiliated third-parties, or other irregularity, and result in persons obtaining unauthorized access to our data or accounts. Despite instituted safeguards for the protection of such information, we cannot be certain that all of our systems and those of our vendors and unaffiliated third-parties are entirely free from vulnerability to attack or compromise. We may experience a breach of our systems and may be unable to protect sensitive data and integrity of our systems or prevent fraudulent purchases. If we experience a data security breach, we could be exposed to costly government enforcement actions and private litigation. In addition, this could damage our reputation and our customers could lose confidence in us, which could cause them to stop using credit cards to purchase our products or stop shopping at our stores altogether. Such events could lead to lost future sales, fines or lawsuits, which would adversely affect our results of operations.
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
We may experience impairment of the goodwill or value of long-lived assets that resulted from the Parlux acquisition
In connection with the Parlux acquisition, we recorded a substantial amount of goodwill in our financial statements and also acquired long-lived assets resulting from the acquisition or development of license brands and sublicensing opportunities. Both goodwill and the value of these long-lived assets can become impaired, as indicated by factors such as changes in our stock price, book value or market capitalization, and the past and anticipated operating performance and cash flows of our retail and wholesale segments. We test goodwill and indefinite-lived intangible assets for impairment annually, but the fair value estimates involved require a significant amount of difficult judgment and assumptions by management. Our actual results may differ materially from our projections, which may result in the need to recognize impairment of some or all of the goodwill we recorded and/or to write down the value of our long-lived assets, including brand licenses and trademarks.
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

•	changes in economic, social, legal and other conditions, including, without limitation, the continuing turmoil in the Eurozone;
•the volatility of the U.S. dollar against other currencies;

•	geo-political conditions, such as terrorist attacks, war or other military action, public health problems and natural disasters;
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
•greater difficulty enforcing intellectual property rights and weaker laws protecting such rights.

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
The Company’s principal executive offices and distribution center are located in Bellport, New York. The Company subleases 272,000 square feet of this 560,000 square foot facility and began using this space in December 2007. This warehouse houses goods for both the wholesale and retail segments. The space is leased through September 2027. As a result of the Parlux acquisition, we assumed a lease on a 199,000 square foot distribution center in Keasby, New Jersey that was leased through August 2015. The lease has been extended through September 2020. This facility is currently used primarily for warehousing and distribution of owned and licensed brands.
We lease approximately 10,000 square feet of general office space, primarily for our marketing operations, in New York City under a lease that expires in February 2021. Also as a result of the Parlux acquisition, we assumed a lease on approximately 19,000 square feet of administrative office space in Ft. Lauderdale, Florida that is leased through January 2016. Management is currently negotiating an extension of this lease through January 2022. An additional administrative office located in Sunrise, Florida is leased through December 2017 and is currently being subleased.
All of Perfumania’s retail stores are located in leased premises. As of January 31, 2015, the Company had a total of approximately 454,000 leased store square feet with an average store size of 1,419 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 13 to our consolidated financial statements for additional information with respect to our store leases.

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

FISCAL 2014	HIGH	LOW
First Quarter	$7.10	$6.05
Second Quarter	$6.88	$6.35
Third Quarter	$6.60	$5.90
Fourth Quarter	$6.35	$5.54

FISCAL 2013	HIGH	LOW
First Quarter	$6.43	$5.25
Second Quarter	$6.20	$5.10
Third Quarter	$5.63	$4.21
Fourth Quarter	$7.05	$4.60
As of April 22, 2015, there were 21 holders of record.
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
GENERAL
Management Overview
During fiscal 2014, the Company continued focusing on the integration of Parlux's operations, managing expenses, improving inventory turns at its retail stores and consignment locations and maximizing working capital. Management also continued to close underperforming Perfumania retail stores, while selectively opening new locations.
Net sales increased 1.4% from $575.9 million in fiscal 2013 to $584.0 million in fiscal 2014, due to an increase in wholesale sales offset by a decrease in retail sales. Wholesale sales increased by 7.3% from the prior year. The increase in wholesale sales is due to higher customer demand and additional brand distribution of owned and licensed brands. Retail sales decreased 2.3% compared to the prior year as a result of decreases in sales for both Perfumania and SOW. The decrease in retail sales is due to a lower store count and lower mall traffic during the 2014 holiday season for Perfumania and the termination of consignment relationships for SOW.
Total gross profit increased 7.5% from $252.2 million in fiscal 2013 to $271.1 million in fiscal 2014, largely due to the wholesale division.
Operating expenses increased 2.0% from $253.5 million in fiscal 2013 to $258.6 million in fiscal 2014.
Including $9.3 million of interest expense in fiscal 2014 and $10.3 million in fiscal 2013, we realized net income of approximately $2.6 million in fiscal 2014 compared with a net loss of $12.5 million in fiscal 2013.
The following table sets forth selected items from our consolidated statements of operations expressed as a percentage of total net sales for the periods indicated:
PERCENTAGE OF NET SALES

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Total net sales	100.0%	100.0%
Total gross profit	46.4	43.8
Selling, general and administrative expenses	42.2	41.8
Asset impairment	0.1	0.1
Share-based compensation expense	0.2	0.1
Depreciation and amortization	1.8	2.0
Total operating expenses	44.3	44.0
Income (loss) from operations	2.1	(0.2)
Interest expense	1.6	1.8
Income (loss) before income taxes	0.5	(2.0)
Income tax provision	0.1	0.2
Net income (loss)	0.4%	(2.2%)
CRITICAL ACCOUNTING ESTIMATES
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, health care accruals, deferred taxes and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these consolidated financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of our consolidated financial statements.
Accounts Receivable, Net of Allowances
In the normal course of business, we extend credit to wholesale customers that satisfy pre-determined credit criteria. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the financial statements, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. Should circumstances change or economic conditions deteriorate significantly, we may need to increase our provisions.
Inventory Adjustments and Write-offs
Inventories are stated at the lower of cost or market, with cost being determined on a weighted average cost basis. We review our inventory on a regular basis for excess and potentially slow moving inventory based on prior sales, forecasted demand and historical experience and through specific identification of obsolete or damaged merchandise and we record adjustments to reduce the carrying value of inventory to the lower of cost or market in accordance with our assessment. If actual sales are less than our forecasts, additional write-offs could be necessary. Inventory shrinkage is estimated and accrued between physical inventory counts. Significant differences between future experience and that which was projected (for either the shrinkage or inventory reserves) could affect the recorded amounts of inventory and cost of goods sold.
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
Perfumania store asset impairment charges of approximately $0.6 million and $0.5 million for fiscal 2014 and 2013, respectively, are included in asset impairment on the accompanying consolidated statements of operations.
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
During the fourth quarter ended January 31, 2015, we completed our annual impairment assessment of the Perfumania tradename, brand licenses and goodwill with the assistance of a third-party valuation firm. In assessing the fair value of this tradename, we utilized the income approach, based on the relief from royalty methodology. For goodwill, we elected to quantitatively test for impairment by comparing the book value of goodwill with the fair value of the reporting unit where our goodwill resides. We estimate the fair value of the reporting units using discounted cash flow and certain market value data. We also reviewed our other intangible assets with finite lives for impairment using the income approach.
We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual results may differ from these estimates. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required in fiscal 2014 as the estimated fair value exceeded the recorded carrying values.
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
As is customary in the prestige beauty business, we grant certain of our U.S. department store customers, subject to our authorization and approval, the right to either return product or to receive a markdown allowance for product that does not “sell through” to customers. At the time of sale, we record a provision for estimated product returns or markdowns based on our level of sales, historical “sell through” and projected experience with product returns, current economic trends and changes in assessment of customer demand. We make detailed estimates at the product and customer level, which are then aggregated to arrive at a consolidated provision for product returns and markdowns and are reviewed periodically as facts and circumstances warrant. Such provisions and markdown allowances are recorded as a reduction of net sales. Because there is considerable judgment used in evaluating the allowance for returns and markdowns, it is possible that actual experience will differ from our estimates. If, for example, customer demand for our products is lower than estimated or a proportionately greater amount of sales are made to prestige department stores and/or specialty beauty stores, additional provisions for returns or markdowns may be required resulting in a charge to income in the period in which the determination was made. Similarly, if customer demand for our products is higher than estimated, a reduction of our provision for returns or markdowns may be required resulting in an increase to income in the period in which the determination was made. Sales returns generally follow seasonal gift-giving periods such as Mother's/Father's Day and Christmas. In addition, the global economic downturn of the past few years has also led retailers to reduce inventory levels, thereby increasing returns after the major gift-giving seasons.
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

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013
Net Sales:
We recognized net sales of $584.0 million in fiscal 2014, an increase of 1.4% from the $575.9 million recorded in fiscal 2013. The breakdown of sales between retail and wholesale was as follows:

	Fiscal Year Ended January 31, 2015	Percentage of Net Sales	Fiscal Year Ended February 1, 2014	Percentage of Net Sales	Dollar Change	Percent Change
	($ in thousands)
Retail	$344,544	59.0%	$352,687	61.2%	$(8,143)	(2.3%)
Wholesale	239,411	41.0%	223,170	38.8%	16,241	7.3%
Total net sales	$583,955	100.0%	$575,857	100.0%	$8,098	1.4%

The increase in sales included an increase in wholesale sales of $16.2 million offset by a decrease in retail sales of $8.1 million.
Retail sales decreased by 2.3% from $352.7 million in fiscal 2013 to $344.5 million in fiscal 2014. The decrease included a decrease in Perfumania’s retail sales of $7.3 million and a decrease in SOW’s consignment sales of $0.9 million.
Perfumania’s retail sales decreased by 2.6% from $280.2 million in fiscal 2013 to $272.9 million in fiscal 2014. The average number of stores operated was 325 in fiscal 2014 compared with 336 in fiscal 2013. Perfumania’s comparable store sales decreased by 0.8% during fiscal 2014. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2014 increased by 2.9% from fiscal 2013, and the total number of units sold decreased by 0.7%. The increase in the average retail price per unit sold is attributable to an increase in retail selling prices. The decrease in the number of units sold was due primarily to the reduction in the number of Perfumania stores in operation during fiscal 2014 and lower mall traffic during the 2014 holiday season.
SOW’s consignment sales decreased from $72.5 million in fiscal 2013 to $71.6 million in fiscal 2014. The decrease in SOW’s net sales is due primarily to the termination of two consignment relationships.
Wholesale sales increased by 7.3% from $223.2 million in fiscal 2013 to $239.4 million in fiscal 2014. Parlux’s sales increased by $9.1 million and QFG's sales increased by $8.6 million. The increase in wholesale sales is the result of higher customer demand and additional brand distribution of owned and licensed brands as well as distributed brands during fiscal 2014 compared with fiscal 2013.
Cost of Goods Sold:
Cost of goods sold, which includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges, decreased 3.4% from $323.7 million in fiscal 2013 to $312.8 million in fiscal 2014. The breakdown between wholesale and retail was as follows:

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014	Dollar Change	Percent Change
	($ in thousands)
Retail	$180,084	$191,615	$(11,531)	(6.0%)
Wholesale	132,747	132,077	670	0.5%
Total cost of goods sold	$312,831	$323,692	$(10,861)	(3.4%)

The decrease in cost of goods sold was due to a decrease in retail sales offset by an increase in wholesale sales. During fiscal 2013, cost of goods sold was increased by approximately $10.2 million to expense the purchase accounting adjustment to record Parlux's acquired inventory at fair market value at the acquisition date. As of February 1, 2014, the entire purchase accounting adjustment was expensed resulting in no impact to fiscal 2014.
Gross Profit:
Gross profit increased 7.5% from $252.2 million in fiscal 2013 to $271.1 million in fiscal 2014.

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014	Dollar Change	Percent Change
	($ in thousands)
Retail	$164,460	$161,072	$3,388	2.1%
Wholesale	106,664	91,093	15,571	17.1%
Total gross profit	$271,124	$252,165	$18,959	7.5%

Gross profit percentages for the same periods were:

	For the year ended
	January 31, 2015	February 1, 2014
Retail	47.7%	45.7%
Wholesale	44.6%	40.8%
Total gross profit margin	46.4%	43.8%

The increase in total gross profit resulted from increases in both retail and wholesale gross profit.
Perfumania’s retail gross profit for fiscal 2014 increased by 2.4% to $131.6 million compared with $128.5 million in 2013. For these same periods, Perfumania’s retail gross margins were 48.2% and 45.8%, respectively. The increase in gross margins is due to the purchase accounting adjustment discussed above, higher selling prices and an increase in the proportion of owned and licensed brands sold. Excluding the effect of the purchase accounting adjustment, retail gross profit during fiscal 2013 was 46.3%.
Wholesale gross profit increased by 17.1% from $91.1 million during fiscal 2013 to $106.7 million during fiscal 2014. The increase is due to higher wholesale sales as discussed above. Wholesale gross profit percentage increased from 40.8% during fiscal 2013 to 44.6% during fiscal 2014 due to the purchase accounting adjustment discussed above. Excluding the effect of the purchase accounting adjustment, wholesale gross profit during fiscal 2013 was 44.2%.
Operating Expenses:
Operating expenses increased 2.0% from $253.5 million in fiscal 2013 to $258.6 million in fiscal 2014.
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

	For the year ended
	($ in thousands)
	January 31, 2015	February 1, 2014	Percentage Increase (Decrease)
Selling, general and administrative expenses	$246,659	$240,436	2.6%
Asset impairment	644	491	31.2%
Share-based compensation expense	957	556	72.1%
Depreciation and amortization	10,326	11,973	(13.8%)
Total operating expenses	$258,586	$253,456	2.0%
Income (loss) from operations	$12,538	$(1,291)

Selling, general and administrative expenses were $246.7 million in fiscal 2014 compared with $240.4 million in fiscal 2013. Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $0.3 million and $0.5 million for fiscal 2014 and fiscal 2013, respectively. These service agreements are described in Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K.
Impairment charges of $0.6 million during fiscal 2014 relate to long-lived assets at certain under-performing Perfumania retail stores. We recorded similar charges of $0.5 million for Perfumania retail store long-lived assets in fiscal 2013.
Share-based compensation expense of $1.0 million and $0.6 million during fiscal 2014 and fiscal 2013, respectively, represents the expense incurred on outstanding stock options.
Depreciation and amortization was approximately $10.3 million in fiscal 2014, compared to $12.0 million in fiscal 2013. Approximately $4.0 million and $5.7 million of amortization expense in fiscal 2014 and 2013, respectively, relates to amortization on identifiable intangible assets acquired as a result of the acquisition of Parlux.
As a result of the foregoing, we recognized income from operations in fiscal 2014 of approximately $12.5 million compared to loss from operations in fiscal 2013 of $1.3 million.
Other Expenses:

	For the year ended
	($ in thousands)
	January 31, 2015	February 1, 2014	Percentage Decrease
Interest expense	$9,344	$10,273	(9.0)%

Interest expense was approximately $9.3 million for fiscal 2014 compared with approximately $10.3 million in fiscal 2013. The decrease in interest expense is due primarily to a lower average interest rate resulting from an amendment of the Company's Senior Credit Facility in April 2014 and a lower average outstanding balance on the Company’s revolving credit facility.
Income Tax Provision:

	For the year ended
	($ in thousands)
	January 31, 2015	February 1, 2014	Percentage Decrease
Income tax provision	$547	$901	(39.3%)

Our effective tax rate for fiscal 2014 was 17.1% compared with 7.8% for fiscal 2013. The effective tax rates differed from our Federal statutory rates primarily due to changes in our valuation allowances and net operating loss adjustments and expirations.

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
Net Income (loss):
As a result of the foregoing, we realized a net income of approximately $2.6 million in fiscal 2014, compared to a net loss of $12.5 million in fiscal 2013.
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
Our revolving Senior Credit Facility is a secured credit facility with a syndicate of banks that is used for our general corporate purposes and those of our subsidiaries, including working capital and capital expenditures. On April 25, 2014, the Senior Credit Facility was amended and the maximum borrowing amount was reduced from $225 million to $175 million. The primary reasons for amending the Senior Credit Facility were to extend the termination date from January 2015 to April 2019 and to reduce fees and interest rates. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible credit card receivables, trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Senior Credit Facility includes a sub-limit of $25 million for letters of credit and a sub-limit of $25 million for swing line loans (that is, same-day loans from the lead or agent bank). The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and our other subsidiaries have guaranteed all of their obligations. The Company and its subsidiaries are required to maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. At January 31, 2015, we were in compliance with all financial and operating covenants under the Senior Credit Facility and we had borrowing availability of $72.8 million, which includes $25 million for letters of credit.
We also have a number of subordinated unsecured notes payable outstanding to certain family trusts of members of the Nussdorf family, Quality King and Glenn and Stephen Nussdorf, that in aggregate total $125.4 million of principal. No payments of principal may be made on any of these notes payable to affiliates before the maturity of the Senior Credit Facility, although interest payments are permitted under certain conditions, including the Company's maintaining excess availability under the Senior Credit Facility of $17.5 million (or 17.5% of commitment) and a fixed charge coverage ratio, as defined in the Senior Credit Facility, of 1.1:1.0. Further information about the Senior Credit Facility and these notes payable to affiliates is included in Note 8 to the consolidated financial statements included in Item 8 of this Form 10-K.
Cash provided by operating activities primarily represents income before depreciation and other noncash charges and after changes in working capital. Working capital is significantly impacted by changes in accounts receivable, inventory and accounts payable. The $46.0 million increase in cash flows from operations in fiscal 2014 as compared to fiscal 2013 was primarily due to realizing net income for fiscal 2014 compared with the net loss in fiscal 2013 and changes in working capital. Our accounts receivable decreased in fiscal 2014 due to the timing of customer payments. Inventory levels decreased in fiscal 2014 due to efforts to reduce overall inventory levels, a decrease in the number of Perfumania stores in operation and the timing of merchandise receipts. Accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments.
Net cash used in investing activities was approximately $12.4 million in fiscal 2014, compared to $5.5 million in fiscal 2013. Investing activities during fiscal 2014 consisted of capital expenditures related to an ongoing purchase and implementation of new integrated computer systems and other corporate and information technology enhancements, as well as Perfumania store construction and remodels. During fiscal 2014, we renovated 7 existing Perfumania stores, opened 12 new stores and relocated 4 stores. At January 31, 2015, Perfumania operated 320 stores. We plan to open a minimum of 5 stores in fiscal 2015 and plan to close approximately 5 stores. We anticipate spending approximately $10 million in fiscal 2015 on capital expenditures, which will be used primarily for information technology enhancements, including the continued

conversion and upgrade of our integrated computer system, and also Perfumania new store construction and remodels. The deployment of the new computer system will occur in phases over a multi-year schedule, and the scope of the project and timing of the phases is subject to change based on various factors. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change.
Net cash used in financing activities was approximately $32.1 million compared to net cash provided by financing activities of $6.1 million in fiscal 2013. The change in cash used in financing activities is primarily attributable to net repayments under our bank line of credit during fiscal 2014.
A summary of our cash flows for fiscal 2014 and fiscal 2013 is as follows (in thousands):

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Summary Cash Flow Information:
Cash provided by (used in) operating activities	$44,518	$(1,471)
Cash used in investing activities	(12,392)	(5,500)
Cash (used in) provided by financing activities	(32,146)	6,077
Decrease in cash	(20)	(894)
Cash and cash equivalents at beginning of year	1,553	2,447
Cash and cash equivalents at end of year	$1,533	$1,553

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under our revolving credit facility, our affiliated borrowings and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service in the short and long-term. However, as discussed above, the amount of availability under the Senior Credit Facility depends on our eligible receivables and inventory at any given time, which may be reduced by the lender in its reasonable discretion, which could have a material adverse effect on our financial condition and results of operations. Our bankers also would have the right to terminate our Senior Credit Facility if we default on our covenants, which would require us to seek alternative financing. Furthermore, the state of the national economy may worsen, which would further restrict customers’ ability to purchase fragrance products. Any of these circumstances, as well as any of the matters discussed in “Risk Factors” above, could have a materially adverse effect on our business operations and financial condition, so there can be no assurance that management’s plans and expectations will be successful.
SIGNIFICANT CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s significant contractual obligations at January 31, 2015. Certain of these contractual obligations are reflected in our consolidated balance sheet at January 31, 2015, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$37,561	$—	$—	$37,561	$—
Notes payable-affiliates (1)	125,366	—	—	125,366	—
Capital lease obligations	4,207	1,506	2,701	—	—
Operating lease obligations (2)	164,112	31,748	53,492	31,471	47,401
Minimum royalty obligations (3)	44,577	15,031	22,986	6,560	—
Minimum advertising and promotional spending obligations (3)	62,691	24,634	31,864	6,193	—
	$438,514	$72,919	$111,043	$207,151	$47,401

(1)	This balance represents principal only as the interest rate is variable and accrues on outstanding balances which vary throughout the year.

(2)	Excludes any amounts related to maintenance, taxes, insurance and other charges payable under operating lease agreements due to the future variability of these amounts.

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
The financial information and the supplementary data required in response to this Item are as follows:
Perfumania Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Perfumania Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Perfumania Holdings, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Perfumania Holdings, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and subsidiaries as of January 31, 2015 and February 1, 2014 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York
April 30, 2015

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 31, 2015	February 1, 2014
ASSETS:
Current assets:
Cash and cash equivalents	$1,533	$1,553
Accounts receivable, net of allowances of $1,271 and $1,461 as of January 31, 2015 and February 1, 2014, respectively	27,777	34,388
Inventories	253,371	282,802
Prepaid expenses and other current assets	13,775	15,238
Total current assets	296,456	333,981
Property and equipment, net	24,640	18,779
Goodwill	38,769	38,769
Intangible and other assets, net	26,367	31,875
Total assets	$386,232	$423,404
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$39,263	$50,354
Accounts payable-affiliates	269	1,523
Accrued expenses and other liabilities	28,254	31,308
Current portion of obligations under capital leases and other long-term debt	1,104	894
Total current liabilities	68,890	84,079
Revolving credit facility	37,561	67,902
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	2,459	3,162
Other long-term liabilities	56,662	51,601
Total liabilities	290,938	332,110
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of January 31, 2015 and February 1, 2014, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,374,625 shares and 16,267,033 shares issued as of January 31, 2015 and February 1, 2014, respectively	164	163
Additional paid-in capital	221,607	220,255
Accumulated deficit	(117,900)	(120,547)
Treasury stock, at cost, 898,249 shares as of January 31, 2015 and February 1, 2014	(8,577)	(8,577)
Total shareholders’ equity	95,294	91,294
Total liabilities and shareholders’ equity	$386,232	$423,404
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Net sales	$583,955	$575,857
Cost of goods sold	312,831	323,692
Gross profit	271,124	252,165
Operating expenses:
Selling, general and administrative expenses	246,659	240,436
Asset impairment	644	491
Share-based compensation expense	957	556
Depreciation and amortization	10,326	11,973
Total operating expenses	258,586	253,456
Income (loss) from operations	12,538	(1,291)
Interest expense	9,344	10,273
Income (loss) before income tax provision	3,194	(11,564)
Income tax provision	547	901
Net income (loss)	$2,647	$(12,465)
Net income (loss) per common share:
Basic and diluted	$0.17	$(0.81)

Weighted average number of common shares outstanding:
Basic	15,425,007	15,355,516
Diluted	15,487,609	15,355,516

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at February 2, 2013	16,242,982	$163	$219,618	$(108,082)	898,249	$(8,577)	$103,122
Share-based compensation	—	—	556	—	—	—	556
Exercise of stock options	24,051	—	81	—	—	—	81
Net loss	—	—	—	(12,465)	—	—	(12,465)
Balance at February 1, 2014	16,267,033	163	220,255	(120,547)	898,249	(8,577)	91,294
Share-based compensation	—	—	957	—	—	—	957
Exercise of stock options	107,592	1	395	—	—	—	396
Net income	—	—	—	2,647	—	—	2,647
Balance at January 31, 2015	16,374,625	$164	$221,607	$(117,900)	898,249	$(8,577)	$95,294
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended	Fiscal Year Ended
	January 31, 2015	February 1, 2014
Cash flows from operating activities:
Net income (loss)	$2,647	$(12,465)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Asset impairment	644	491
Loss on disposal of property and equipment	223	470
Depreciation and amortization	10,326	11,973
Amortization of deferred financing costs	611	916
Provision for losses on accounts receivable	145	577
Share-based compensation	957	556
Changes in operating assets and liabilities:
Accounts receivable	6,466	(14,548)
Inventories	29,431	(10,921)
Prepaid expenses and other assets	3,406	11,848
Accounts payable	(11,091)	5,714
Accounts payable-affiliates	(1,254)	564
Accrued expenses and other liabilities, and other long-term liabilities	2,007	3,354
Net cash provided by (used in) operating activities	44,518	(1,471)
Cash flows from investing activities:
Additions to property and equipment	(12,092)	(5,500)
Additions to tradenames and licenses	(300)	—
Net cash used in investing activities	(12,392)	(5,500)
Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(30,341)	6,831
Principal payments under capital lease obligations	(964)	(835)
Payment for deferred financing costs	(1,237)	—
Proceeds from exercise of stock options and warrants	396	81
Net cash (used in) provided by financing activities	(32,146)	6,077
Net decrease in cash and cash equivalents	(20)	(894)
Cash and cash equivalents at beginning of year	1,553	2,447
Cash and cash equivalents at end of year	$1,533	$1,553

Supplemental Information:
Cash paid during the period for:
Interest	$2,616	$3,331
Income taxes	$804	$29
Noncash investing and financing activities:
Capital lease	$471	$—
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - NATURE OF BUSINESS
Perfumania Holdings, Inc. (the "Company”) a Florida corporation, is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that does business through six wholly-owned operating subsidiaries, Perfumania, Inc. (“Perfumania”), Quality King Fragrances, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), Perfumania.com, Inc. (“Perfumania.com”), Parlux Fragrances, LLC (“Parlux”) and Five Star Fragrances, Inc. (“Five Star”). Parlux, formerly Parlux Fragrances, Inc. ("Parlux Inc."), was acquired by the Company in April 2012.
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
The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) Perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of January 31, 2015, Perfumania operated a chain of 320 retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States, Puerto Rico and the United States Virgin Islands. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,900 stores, including more than 1,000 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Steinmart and K&G.
There were no customers who accounted for more than 10% of net sales in fiscal 2014 or 2013.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:
FISCAL YEAR END
The Company’s fiscal year end ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner consistent with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal 2014 refers to the fiscal year beginning February 2, 2014 and ending January 31, 2015 and fiscal 2013 refers to the fiscal year beginning February 3, 2013 and ending February 1, 2014. Fiscal 2014 and fiscal 2013 both contain 52 weeks.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying consolidated financial statements relate to the valuation of accounts receivable and inventory balances, self-

insured health care accruals, long-lived asset impairments, estimated useful lives of property and equipment and deferred tax assets. Actual results could differ from those estimates.
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
PROPERTY AND EQUIPMENT
Property and equipment is carried at cost, less accumulated depreciation and amortization. Depreciation for property and equipment, which includes assets under capital leases, is calculated using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the term of the lease including one stated renewal period that is reasonably assured, or the estimated useful lives of the improvements, generally ten years, with the exception of the improvements on the corporate office and warehouse in Bellport, New York which has a lease term of 20 years. Costs of major additions and improvements are capitalized and expenditures for maintenance and repairs which do not extend the useful life of the asset are expensed when incurred. Gains or losses arising from sales or retirements are reflected in operations. See Note 5.
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
Trademarks, including tradenames and owned licenses having finite lives, are recorded at cost and are amortized over their respective lives to their estimated residual values and are also reviewed for impairment when changes in circumstances indicate the assets’ value may be impaired. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand.

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
LOYALTY REWARDS PROGRAM
Perfumania and Perfumania.com offer a customer loyalty rewards program which allows members to earn points for each qualifying purchase. Points earned enable members to receive a certificate that may be redeemed on future purchases at our Perfumania stores or Perfumania.com website. Certificates expire sixty days from the date of issuance. The value of points earned by our loyalty rewards program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned. Revenue is recognized when a certificate is redeemed by the customer or a certificate expires. The value of points accrued as of January 31, 2015 and February 1, 2014, respectively, was not material.
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
SALES AND ALLOWANCES
Allowances for sales returns are estimated and recorded as a reduction of sales based on our historical and projected return patterns and considering current external factors and market conditions. Allowances provided for advertising, marketing and tradeshows are recorded as selling expenses since they are costs for services received from the customer which are separable from the customer’s purchase of the Company’s products. Accruals and allowances are estimated based on available information including third-party and historical data.
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
GAAP prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more-likely-than-not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. See further discussion at Note 9.
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
Basic and diluted net income (loss) per common share are computed as follows:

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
	($ in thousands, except share and per share amounts)
Numerator:
Net income (loss) - basic and diluted	$2,647	$(12,465)
Denominator:
Weighted average number of common shares - basic	15,425,007	15,355,516
Incremental shares from assumed exercise of equity based awards	62,602	—
Weighted average number of common shares - diluted	15,487,609	15,355,516
Basic and diluted income (loss) per common share	$0.17	$(0.81)
In fiscal 2014 and 2013, 7,467,619 and 7,508,246 potential shares of common stock, respectively, relating to stock option awards and warrants were excluded from the diluted income (loss) per share calculation, as the effect of including these potential shares was antidilutive because the exercise prices were greater than the average market price for fiscal 2014 and due to the net loss reported in fiscal 2013.
ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analysis, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Note 5 for a discussion of impairment charges for long-lived assets recorded in fiscal 2014 and 2013.
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
ADVERTISING AND PROMOTIONAL COSTS
Advertising and promotional costs for fiscal 2014 and fiscal 2013 was approximately $66.4 million and $60.3 million, respectively, and is charged to expense when incurred.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. The guidance is effective fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. This guidance is not expected to have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, to clarify the principles of recognizing revenue and create common revenue recognition guidance between U.S. GAAP and International Financial Reporting Standards. This ASU is effective retrospectively for fiscal years and interim periods within those years beginning after December 15, 2016. The Company is currently assessing the potential impact of this ASU on its consolidated financial statements.

NOTE 3 - INVENTORIES
Inventories consisted of the following (in thousands):

	January 31, 2015	February 1, 2014
Raw materials and work in process	$29,227	$31,691
Finished goods	224,144	251,111
	$253,371	$282,802

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at January 31, 2015 and February 1, 2014 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying consolidated balance sheets as of January 31, 2015 and February 1, 2014:

		January 31, 2015			February 1, 2014
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,608	7,504	2,104	9,408	7,103	2,305
Customer relationships	10	5,171	1,465	3,706	5,171	948	4,223
Favorable leases	7	886	739	147	886	612	274
License agreements	3-5	16,413	11,243	5,170	19,505	10,989	8,516
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$79,347	$20,951	$58,396	$82,239	$19,652	$62,587

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
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $4.4 million and $6.2 million for fiscal years 2014 and 2013, respectively. The estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
2015	$4,499
2016	1,929
2017	1,385
2018	999
2019	715
Thereafter	1,600
$11,127

NOTE 5 - PROPERTY AND EQUIPMENT
Property and equipment consisted of (in thousands):

	January 31, 2015	February 1, 2014	Estimated Useful Lives (In Years)
Buildings and improvements	$25,490	$23,586	Lesser of useful life or lease term
Furniture and fixtures	30,321	24,106	5-7
Machinery and equipment	8,354	7,462	3-7
	64,165	55,154
Less:
Accumulated depreciation	(39,525)	(36,375)
	$24,640	$18,779

Depreciation and amortization expense on property and equipment for fiscal 2014 and fiscal 2013 was $6.0 million and $5.8 million, respectively which included depreciation expense relating to building and equipment under capital leases of $0.1 million for both fiscal 2014 and 2013. Accumulated depreciation for building and equipment under capital leases was $0.3 million at January 31, 2015 and February 1, 2014. Net assets under capital leases were $0.4 million and $0.1 million at January 31, 2015 and February 1, 2014, respectively.
During fiscal 2014 and 2013, the Company recorded noncash impairment charges of approximately $0.6 million and $0.5 million, respectively, to reduce the net carrying value of certain retail store assets (primarily leasehold improvements) to their estimated fair value, which was determined based on discounted expected future cash flows. Lower than expected operating cash flow performance relative to the affected assets and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable. These asset impairment charges are included in asset impairment in the accompanying consolidated statements of operations. See Note 13 for further discussion of capital leases.

NOTE 6 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0%, of the total number of shares of the Company’s common stock as of January 31, 2015, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.
See Note 8 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC, ("Cloudbreak") a manufacturer and distributor of prestige fragrances. The Company purchases merchandise from the Lighthouse Companies and Cloudbreak, respectively.

The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's common stock as of January 31, 2015, excluding shares issuable upon conversion of certain warrants. See disclosure of merchandise purchases in the table below.
During fiscal 2014 and 2013, the Company sold merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba.  Net sales to Reba during fiscal 2014 and 2013 were approximately $1.6 million and $0.1 million, respectively. The balance due from Reba as of January 31, 2015 was approximately $0.3 million and is included in accounts receivable, net of allowances, on the accompanying consolidated balance sheets. There was no balance due from Reba as of February 1, 2014. The Company also purchased certain merchandise from Reba during fiscal 2014 and 2013. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying consolidated balance sheets. Transactions for merchandise purchases with these related companies during fiscal 2014 and 2013 were as follows:

	Total Purchases Fiscal Year Ended January 31, 2015	Total Purchases Fiscal Year Ended February 1, 2014	Balance Due January 31, 2015	Balance Due February 1, 2014
Lighthouse Companies	$1,602	$10,521	$128	$—
Jacavi	14,864	2,753	(4)	1,492
Quality King	152	—	4	—
Cloudbreak	831	865	18	5
Reba	2,194	4,893	98	—
	$19,643	$19,032	$244	$1,497

On May 1, 2014, pursuant to a termination and trademark license agreement and in consideration for $0.1 million, the Company acquired the license for Isaac Mizrahi fragrances and related products from Cloudbreak. The license agreement has a three-year term with applicable renewal options. The Company has a credit of $0.3 million for advance royalty payments which have been paid by Cloudbreak to the licensor, and will not be liable for additional royalties until royalties earned under the new agreement between the Company and the licensor exceed $0.3 million.
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
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2014 and 2013, total payments to GSN for transportation services provided were less than $0.1 million. There was less than $0.1 million due to GSN at January 31, 2015 and no balance due to GSN at February 1, 2014.
Quality King occupies a leased 560,000 square foot facility in Bellport, New York. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of January 31, 2015, the monthly current sublease payments are approximately $226,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $2.6 million during both fiscal 2014 and 2013.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third-party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During fiscal 2014 and 2013, the expenses charged under these arrangements to the Company were $0.3 million and $0.5 million, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million and $0.1 million at January 31, 2015 and February 1, 2014, respectively.
In connection with the Parlux acquisition, on April 18, 2012, Parlux, Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. The Company paid $0.6 million and $0.8 million of royalties pursuant to the sublicense agreement during fiscal 2014 and fiscal 2013, respectively.

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Payroll and related	$7,559	$6,966
Customer allowances	3,988	4,181
Advertising, promotion and royalties	5,973	8,259
Taxes other than income taxes	1,177	1,515
Deferred tax liabilities	978	1,430
Other	8,579	8,957
	$28,254	$31,308

NOTE 8 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following (in thousands):

	January 31, 2015	February 1, 2014
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company's assets	$37,561	$67,902
Subordinated notes payable-affiliates	125,366	125,366
	162,927	193,268
Less current portion	—	—
Total long-term debt	$162,927	$193,268

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. On April 25, 2014, the Senior Credit Facility was amended and the maximum borrowing amount was reduced from $225 million to $175 million. The primary reasons for amending the Senior Credit Facility were to extend the termination date from January 2015 to April 2019 and to reduce fees and interest rates. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s eligible credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million.

As of January 31, 2015, the Company had a borrowing availability of $72.8 million, which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of January 31, 2015, the interest rate on LIBOR Rate borrowings was 2.44% and the interest rate on base rate borrowings was 4.5%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of January 31, 2015.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. As a result of the April 2014 amendment to the Senior Credit Facility discussed above, these notes were amended and no principal payments may be made on any of these notes until three months after the Senior Credit Facility's new termination date of April 25, 2019. Interest expense on these notes was approximately $5.8 million and $6.2 million for fiscal 2014 and 2013, respectively, and is included in interest expense on the accompanying consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at January 31, 2015 and February 1, 2014 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $39.5 million and $33.7 million, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 31, 2015 and February 1, 2014, respectively.

NOTE 9 - INCOME TAXES
The income tax provision (benefit) is comprised of the following amounts (in thousands):

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Current:
Federal	$251	$323
State and local	296	578
Foreign	—	—
	547	901
Deferred:
Federal	1,066	(4,433)
State and local	188	(587)
Foreign	(144)	(766)
	1,110	(5,786)
Income tax provision (benefit)	1,657	(4,885)
Valuation allowance adjustment	(1,110)	5,786
Income tax provision	$547	$901

The income tax provision (benefit) differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Provision (benefit) at Federal statutory rates	$1,118	$(4,047)
Permanent adjustments	47	24
State tax, net of Federal	415	(97)
Net tax benefit adjustment	—	(765)
Change in valuation allowance	(1,111)	5,786
Prior year adjustments	134	—
Foreign rate differential	(59)	—
Other	3	—
Income tax provision	$547	$901

Net deferred tax liabilities, which are included in other long-term liabilities on the accompanying consolidated balance sheets as of January 31, 2015 and February 1, 2014, reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

	January 31, 2015	February 1, 2014
Assets:
Net operating loss and tax credit carryforwards	$7,142	$11,991
Puerto Rico and U.S. Virgin Islands net operating loss carryforwards	3,129	2,986
Inventories	7,862	7,280
Property and equipment	8,810	10,803
Accounts receivable allowances	295	371
Goodwill and intangibles	194	415
Accrued interest	8,744	6,950
Deferred rent	3,481	3,287
Accrued expenses	3,382	2,897
Share-based compensation	2,933	2,726
Other	2,566	1,442
Total deferred tax assets	48,538	51,148
Valuation allowance	(45,749)	(46,860)
Net deferred tax assets	2,789	4,288
Liabilities:
Tradename	(3,400)	(3,400)
Intangibles	(2,789)	(4,288)
Total deferred tax liabilities, net	$(3,400)	$(3,400)

Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment resulting from the decline in general economic conditions and consumer confidence at the time, and the uncertainty as to when conditions will improve enough to enable the Company to utilize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets. The lack of practical tax-planning strategies available in the short-term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s Federal and state net deferred tax assets was necessary. In fiscal 2014, the valuation allowance decreased by $1.1 million and in fiscal 2013, the valuation allowance increased by approximately $5.8 million, respectively. For U.S. Federal and State income tax purposes, the Company generated taxable income and utilized net operating losses, but also increased other deferred tax assets due to the reversal of certain temporary differences. Overall, the Company’s deferred tax assets net with deferred tax liabilities, and before being reduced by the valuation allowance, decreased.
As of January 31, 2015 and February 1, 2014, the Company had a deferred tax liability of approximately $3.4 million related to a tradename. Due to the uncertainty of when this deferred tax liability will be recognized, the Company was not able to offset its total deferred tax assets with this deferred tax liability. The deferred tax liability is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 31, 2015 and February 1, 2014.
Based on available evidence, management concluded that a valuation allowance should be maintained against the Company’s deferred tax assets as of January 31, 2015 and February 1, 2014. If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carryforward period, the Company would reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.
As of January 31, 2015 and February 1, 2014, the Company’s United States and Puerto Rico net operating loss carryforwards, which approximate $20.1 million and $32.5 million, respectively, begin to expire in fiscal years 2030 and 2018, respectively. Federal net operating losses of $8.9 million were obtained through the acquisition of Parlux Inc. in 2012, which are subject to limitations under Section 382 of the Internal Revenue Code. Additionally, the Company and Parlux have approximately $35.1 million of net operating loss carryforwards in various states expiring from 2015 through 2034 and may be subject to certain annual limitations.

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
GAAP prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. GAAP also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of January 31, 2015 and February 1, 2014, there was a liability of $1.1 million and $1.0 million, respectively, recorded for income tax associated with unrecognized tax benefits.
The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties were $0.9 million and $0.6 million as of January 31, 2015 and February 1, 2014, respectively.
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next twelve months, were (in thousands):

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Unrecognized tax benefits	$1,079	$1,007
Portion if recognized would reduce tax expense and effective rate	1,079	1,007
Accrued interest on unrecognized tax benefits	647	406
Accrued penalties on unrecognized tax benefits	244	218

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Balance at beginning of year	$1,007	$714
Additions for tax positions of the current year	71	130
Additions for tax positions of prior years	30	163
Reductions for tax positions of prior years	(29)	—
Balance at end of year	$1,079	$1,007

The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.
The Company conducts business throughout the United States, Puerto Rico and the U.S. Virgin Islands and, as a result, files income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2005. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is currently under examination by two jurisdictions; however, management does not expect any significant liability to result.

NOTE 10 - FAIR VALUE MEASUREMENTS
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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of January 31, 2015, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of January 31, 2015 and February 1, 2014:

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 31, 2015	Level 1	Level 2	Level 3	Total Impairment Losses - Year Ended January 31, 2015
Property and Equipment (in thousands)	$—	$—	$—	$—	$644

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of February 1, 2014	Level 1	Level 2	Level 3	Total Impairment Losses - Year Ended February 1, 2014
Property and Equipment (in thousands)	$—	$—	$—	$—	$491
In fiscal 2014 and 2013, the Company recorded noncash impairment charges of approximately $0.6 million and $0.5 million, respectively, to reduce the net carrying value of certain retail store assets to their estimated fair value of $0, which was based on discounted estimated future cash flows.

NOTE 11 - SHAREHOLDERS’ EQUITY
PREFERRED STOCK
The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 31, 2015, no preferred stock had been issued.
TREASURY STOCK
From time to time, the Company’s Board of Directors has approved the repurchase of the Company’s common stock. As of January 31, 2015, the Company had repurchased 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2014 or fiscal 2013.

WARRANTS
In connection with the Parlux acquisition, the Company issued warrants (the “Merger Warrants”) for an aggregate of 4,805,304 shares of our common stock at an exercise price of $8.00 per share. See further discussion at Note 6 of these consolidated financial statements.
In connection with the Company's merger with a predecessor company on August 11, 2008, the Company issued warrants (the “Warrants”) to purchase an additional 1,500,000 shares of our common stock with an exercise price per share of $23.94. The Warrants became exercisable effective August 11, 2011 and will be exercisable until August 11, 2018.
STOCK OPTION PLANS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,729,753 shares of common stock were reserved for issuance as of January 31, 2015. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of January 31, 2015, 920,000 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the fiscal year ended January 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2014	1,208,275	$8.32
Granted	135,000	5.68
Exercised	(107,592)	3.68
Forfeited	(5,430)	8.90
Outstanding as of January 31, 2015	1,230,253	$8.43	6.1	$212
Vested and expected to vest as of January 31, 2015	1,138,584	$8.36	6.0	$212
Exercisable as of January 31, 2015	1,138,584	$8.36	6.0	$212

The following is a summary of stock warrants activity during the fiscal year ended January 31, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of February 1, 2014	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of January 31, 2015	6,299,971	$11.80	3.4	$—
Vested and expected to vest as of January 31, 2015	6,299,971	$11.80	3.4	$—
Exercisable as of January 31, 2015	6,299,971	$11.80	3.4	$—

Share-based compensation expense was $1.0 million and $0.6 million during fiscal 2014 and 2013, respectively.
The fair value for stock options issued during the fiscal years ended January 31, 2015 and February 1, 2014 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Expected life (years)	5	5
Expected stock price volatility	91.0% - 92.0%	99.0%
Risk-free interest rates	1.3% - 1.6%	1.5%
Expected dividend yield	0%	0%

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
The weighted average estimated fair values of options granted during fiscal years 2014 and 2013 were $3.99 and $3.52 per share, respectively. As of January 31, 2015, there was $0.4 million of unrecognized compensation expense related to non-vested outstanding stock options. These costs are expected to be recognized over a weighted-average period of 1 year. The aggregate intrinsic value of options exercised during fiscal 2014 and 2013 was $288,000 and $54,000, respectively. Cash received from option exercises during fiscal 2014 and 2013 was $396,000 and $62,000, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Savings and Investment Plan (the “Plan”) for its various subsidiaries. Pursuant to the Plan, the participants may make contributions to the Plan in varying amounts from 1% to 100% of total compensation, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the Plan, and the Company’s matching contributions vest over a one to four year period. The Company did not match contributions to the Plan during fiscal 2014 and 2013.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
MEDICAL INSURANCE
The Company self-insures employees for employee medical benefits under the Company’s group health plan. As of January 31, 2015, the Company maintains stop loss coverage for individual medical claims in excess of $125,000 and for annual Company medical claims which exceed approximately $4.5 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of January 31, 2015. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at January 31, 2015 and February 1, 2014 was approximately $0.5 million and $0.6 million, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
LEASES AND RETAIL STORE RENT
Total rent expense for warehouse space and equipment charged to operations for both fiscal 2014 and fiscal 2013 was $4.4 million. This includes payments of warehouse rent to Quality King.
In January 2008, the Company began subleasing office and warehouse facility from Quality King in Bellport, New York at a rate which is currently $2.7 million per year with an annual escalation of 3%. This sublease expires December 2027. The Company also leases a warehouse facility in Keasby, New Jersey and administrative office space in Ft. Lauderdale, Florida. The lease in Keasby was scheduled to expire in August 2015 and has been extended through September 2020. The Ft. Lauderdale lease expires in January 2016. Management is currently negotiating an extension of this lease through January 2022. The Company also leases administrative office space in New York City. This lease expires in February 2021.
The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.
Retail store rent expense in fiscal 2014 and 2013 were as follows (in thousands):

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
Minimum rentals	$30,356	$30,040
Contingent rentals	1,481	1,870
Total	$31,837	$31,910

Aggregate future minimum rental payments under the above operating leases at January 31, 2015 are payable as follows (in thousands):

Fiscal Year
2015	$31,748
2016	28,597
2017	24,895
2018	18,787
2019	12,684
Thereafter	47,401
$164,112

The Company’s capitalized leases are for a building in Sunrise, Florida, and computer hardware and software. The lease for the Florida building expires December 2017 with monthly rent of approximately $104,000 during the remaining term of the lease. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at January 31, 2015 (in thousands):

Fiscal Year
2015	$1,506
2016	1,506
2017	1,195
Total future minimum lease payments (1)	4,207
Less: Amount representing interest	(644)
Present value of minimum lease payments	3,563
Less: Current portion	(1,104)
$2,459

(1)	Minimum payments have not been reduced by minimum sublease rentals of approximately $1.7 million due in the future under noncancelable subleases.
ADVERTISING AND ROYALTY OBLIGATIONS
The Company is party to license agreements with unaffiliated licensors. Obligations under license agreements relate to royalty payments and required advertising and promotional spending levels for the Company's products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Minimum guaranteed royalty payments and required minimums for advertising and promotional spending have been included in the table below. Actual royalty payments and advertising and promotional spending could be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected below. Royalty expense was $16.4 million and $15.5 million for fiscal 2014 and fiscal 2013, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at January 31, 2015 are payable as follows (in thousands):

Fiscal Year	Royalty Payments	Advertising Obligations	Total
2015	$15,031	$24,632	$39,663
2016	11,783	15,344	27,127
2017	11,203	16,520	27,723
2018	5,860	6,193	12,053
2019	700	—	700
	$44,577	$62,689	$107,266
LITIGATION
The Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, operations or cash flows.

NOTE 14 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews operating information by segment and on a consolidated basis each month. Retail sales include sales at Perfumania retail stores, the SOW consignment business and the Company’s internet site, Perfumania.com. Transactions between QFG, Parlux and Five Star, and unrelated customers are included in our wholesale segment information. The accounting policies of the segments are the same as those described in Note 2. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Fiscal Year Ended January 31, 2015	Fiscal Year Ended February 1, 2014
	(in thousands)
Net sales:
Retail	$344,544	$352,687
Wholesale	239,411	223,170
	$583,955	$575,857
Gross profit:
Retail	$164,460	$161,072
Wholesale	106,664	91,093
	$271,124	$252,165

	January 31, 2015	February 1, 2014
Total assets:
Wholesale	$608,119	$585,884
Retail	353,356	348,728
	961,475	934,612
Eliminations (a)	(575,243)	(511,208)
Consolidated assets	$386,232	$423,404

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

Sales to wholesale customers in foreign countries during fiscal 2014 and 2013 were $34.4 million and $32.6 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at January 31, 2015.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 31, 2015, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, our management concluded that, as of January 31, 2015, our internal control over financial reporting was effective.

This annual report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our officers and directors are:

•
Stephen Nussdorf - Age 64. Mr. Nussdorf was appointed Chairman of our Board of Directors in February 2004 and Executive Chairman of the Board of Directors in April 2011. Mr. Nussdorf is also an executive officer of Quality King Distributors, Inc. (“Quality King”), a privately held distributor of pharmaceuticals and health and beauty care products, and he was, until our merger with Model Reorg, Inc. in August 2008 (the “Merger”), President and a Director of Model Reorg, a privately held distributor of fragrance products. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served in various capacities in all divisions of their businesses. Mr. Nussdorf brings to the Board critical insights into the consumer product and wholesale markets in which we operate. He is an experienced business leader with the vision and skills appropriate to serve as Executive Chairman of our Board, and the Board has benefited from his perspectives and leadership.

•
Michael W. Katz - Age 67. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; he is primarily responsible for overseeing administration, finance, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Perfumania Holdings, Inc. and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg. Mr. Katz is a Certified Public Accountant. Mr. Katz's strong executive leadership, financial and management experience, business acumen and knowledge of our suppliers, customers and channels of distribution are highly valued by the Board.

•
Donna Dellomo - Age 50. Ms. Dellomo was appointed Vice President in September 2012 and has been our Chief Financial Officer since the merger with Model Reorg. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Before joining Model Reorg, Ms. Dellomo was Corporate Controller for Cybex International, Inc., a public company. Ms. Dellomo is a Certified Public Accountant.

•
Rafael Villodo - Age 35. Mr. Villoldo has been Vice President of Perfumania Holdings, Inc. since September 2012. Previously he served as Vice President of Perfumania, Inc. since August of 2009.  Prior to that he was Vice President of Distribution Concepts, LLC and Integrated Global Resources, LLC for seven years, both Florida based fragrance distributors.  Prior to joining Distribution Concepts and Integrated Global Resources, Mr. Villoldo was an associate auditor with PriceWaterhouseCoopers LLP.

•
Carole Ann Taylor - Age 69. Ms. Taylor was appointed a Director in June 1993. Ms. Taylor has been in the specialty and travel retail business for more than twenty-five years, primarily as President and CEO of her family-owned businesses, Miami To Go and Little Havana To Go, and a partner in Cultures To Go, with locations at Miami International Airport and Miami's Little Havana. She is a member of the Executive Committee of the Greater Miami

Convention and Visitors Bureau and chairperson of their Multicultural Tourism Committee. She serves on the Board of Directors of the Arsht Performing Arts Center and Viernes Culturales. She is a member of the Airport Minority Advisory Council (AMAC), Women Corporate Directors and The Commonwealth Institute. Ms. Taylor brings to the Board extensive management and retail expertise, as well as familiarity with our markets. She serves on the Board's Audit, Compensation and Stock Option Committees, and the Board has benefited from her contributions in those areas.

•
Joseph Bouhadana - Age 44. Mr. Bouhadana was appointed a Director in September 2002. Mr. Bouhadana is Vice President Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries. He served as Corporate Director of Technology for INTCOMEX from January 2005 to February 2013 and as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana's strong technical and operational skills are an important asset to our Board. He also serves on the Audit, Compensation and Stock Option Committees, to which he makes valuable contributions.

•
Paul Garfinkle - Age 74. Mr. Garfinkle joined our Board of Directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm's most significant clients. He also served for many years as a member of the firm's board of directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle has extensive experience in the areas of accounting, finance, audit, and taxation and valuable knowledge of financial and regulatory reporting requirements. He serves as Chair of the Board's Audit Committee, where his leadership and independence serve the company well.

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

•
Esther Egozi Choukroun - Age 52. Ms. Egozi Choukroun became a director in April 2012, upon our acquisition of Parlux. Ms. Egozi Choukroun had served as an independent director of Parlux since October 2000, during which time she served as Chairman and/or as a member of various committees. Since 2002, Ms. Egozi Choukroun has been the Chief Financial Officer of Flagler Investment Property Group, a privately held commercial real estate group specializing in private equity, asset management, consulting and brokerage services. Ms. Egozi Choukroun was employed by Banque Nationale de Paris, Miami, from 1984 through 1996, serving as Senior Vice President and Deputy General Manager from 1988 through 1996. From 1997 through 1999, she was Director of International Philanthropy at the Mount Sinai Medical Center Foundation, and through 2002 was Executive Director of the Women's International Zionist Organization for Florida. She is also currently a member of the Educational Excellence School Advisory Council (EESAC) for Miami Beach Senior High School. Ms. Egozi Choukroun possesses extensive executive and financial experience which provides the Board of Directors with her valuable experience in the areas of senior management, finance and banking.

•
Glenn H. Gopman - Age 59. Mr. Gopman became a director in April 2012, upon our acquisition of Parlux. Mr. Gopman is a Certified Public Accountant and had served as an independent director of Parlux since October 1995. Mr. Gopman holds AICPA credentials as a Chartered Global Management Accountant and Personal Financial Specialist. Since 2003, Mr. Gopman has been an owner or partner of an independent certified public accounting practice. He is presently a partner with the public accounting firm of Stroemer & Company, LLC. Until 2013, he was a principal stockholder in the public accounting firm of Levi & Gopman, P.A. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP and before that, Mr. Gopman was a principal stockholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Gopman is an officer and director of The Hebrew Free Loan Association of South Florida, Inc., a non-profit organization. Mr. Gopman possesses extensive accounting experience as a Certified Public Accountant practicing in the area of public accounting, which provides the Board of Directors with his valuable experience counseling companies with respect to the implementation and impact of accounting policies, and the use of management judgment and estimates regarding such accounting policies. He was appointed to the Compensation Committee on January 10, 2013.

•
Robert Mitzman - Age 60. Mr. Mitzman became a director in April 2012, upon our acquisition of Parlux. Mr. Mitzman had served as an independent director of Parlux since February 2007. Since 1981, he has served as President and Chief Executive Officer of Quick International Courier, a privately held courier company, with over 600 employees and over 4,000 agents and worldwide offices. Mr. Mitzman currently serves on the board of directors of Esquire Bank Corp. He is a member of the Young Presidents Organization (YPO/WPO) and served on the board of directors of Orbit International Corp. until December 2008. Mr. Mitzman brings to the Board of Directors extensive executive experience as a Chief Executive Officer, including leading an organization with global operations, experience in the human resources area managing a numerous and diverse pool of employees, and growing a business while managing the proper allocation of resources and cost structure.

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
Audit Committee
For the fiscal year ended January 31, 2015, Carole Ann Taylor, Joseph Bouhadana and Paul Garfinkle (Chairman), all of whom are independent, as defined by Nasdaq Stock Market rules, were the members of our Audit Committee. The board of directors has determined that Mr. Garfinkle is an "audit committee financial expert" as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of any class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such equity securities. Based upon a review of such forms furnished to us or representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2014, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
The following sets forth information concerning compensation for fiscal 2014 and fiscal 2013 for our Executive Chairman, Chief Executive Officer, Chief Financial Officer and Vice President - Perfumania Holdings, Inc. (the “Named Executive Officers”).

2014 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards $ (1)	All Other Compensation ($) (2)	Total ($)
Stephen Nussdorf	2014	301,147	—	—	23,124	324,271
(Executive Chairman)	2013	294,086	—	—	23,124	317,210

Michael W. Katz	2014	340,400	—	392,650	—	733,050
(President and Chief Executive Officer)	2013	331,417	—	—	15,000	346,417

Donna L. Dellomo	2014	413,200	—	—	—	413,200
(Vice President and Chief Financial Officer)	2013	340,642	—	—	—	340,642

Rafael Villoldo	2014	307,063	—	—	—	307,063
(Vice President - Perfumania Holdings, Inc.)	2013	305,656	—	—	—	305,656

(1) Amounts listed represent the grant date fair value of the stock option awards in accordance with FASB ASC 718. These amounts represent the grant date fair value and do not represent the actual value that may be realized. For additional information regarding the assumptions used to calculate these amounts, see Note 11 to the consolidated financial statements included in Item 8 of our Form 10-K for the fiscal year ended January 31, 2015.
(2) All other compensation consists of a car lease for Mr. Nussdorf and a car allowance for Mr. Katz. There were no personal benefits that exceeded $10,000 for Ms. Dellomo or Mr. Villoldo.

Outstanding Equity Awards at Fiscal Year-End 2014
The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2014.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen Nussdorf	250,000	—	9.26	04/02/2022
Michael W. Katz	100,000	—	12.99	06/29/2015
	150,000	—	9.26	04/02/2022
	100,000	—	5.60	01/25/2025
Donna L. Dellomo	35,000	—	4.79	10/29/2018
	32,500	32,500	9.26	04/02/2022
Rafael Villoldo	67,500	32,500	9.26	04/02/2022

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
Neither Mr. Nussdorf nor Mr. Katz receives any compensation for his service as a director.
The following table sets forth certain information regarding the compensation of our nonemployee directors for their service as such for fiscal 2014:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)(2)	Total ($)
Carole Ann Taylor	32,500	20,890	53,390
Joseph Bouhadana	33,000	20,890	53,890
Paul Garfinkle	35,000	20,890	55,890
Frederick E. Purches	25,000	20,890	45,890
Esther Egozi Choukroun	25,000	20,890	45,890
Glenn H. Gopman	27,500	20,890	48,390
Robert Mitzman	25,000	20,890	45,890

(1) Amounts listed represent the grant date fair value of the stock option awards in accordance with FASB ASC 718. These amounts represent the grant date fair value and do not represent the actual value that may be realized. For additional information regarding the assumptions used to calculate these amounts, see Note 11 to the consolidated financial statements included in Item 8 of this Form 10-K.
(2) As of January 31, 2015, Perfumania’s nonemployee directors held outstanding stock options in the following amounts: Carole Ann Taylor (44,000); Joseph Bouhadana (45,000); Paul Garfinkle (46,000); Frederick E. Purches (86,665); Esther Egozi Choukroun (32,999); Glenn H. Gopman (40,998) and Robert Mitzman (32,999).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of January 31, 2015, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by stockholders	1,230,253	$8.43	809,751
Equity compensation plans not approved by stockholders	—	—	—
Total	1,230,253	$8.43	809,751

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
The following table shows the amount of common stock beneficially owned as of January 31, 2015 by: (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by Perfumania to beneficially own more than 5% of Perfumania’s outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, New York 11713.

Name of Beneficial Owner	Total Number of Shares Beneficially Owner (1)		Percent of Class
Principal Shareholders
Stephen and Glenn Nussdorf	7,134,352	(2)	42.9%
Arlene Nussdorf	2,189,201	(3)	13.8%
Rene Garcia	4,364,991	(4)	24.8%
Shawn C. Carter	2,026,450	(5)	11.8%

Other Directors and Executive Officers
Michael W. Katz	359,127	(6)	2.3%
Donna L. Dellomo	67,500	(7)	*
Rafael Villoldo	167,500	(8)	1.1%
Joseph Bouhadana	45,000	(9)	*
Paul Garfinkle	46,000	(10)	*
Carole Ann Taylor	44,000	(11)	*
Esther Egozi Choukroun	48,664	(12)	*
Frederick E. Purches	101,412	(13)	*
Glenn H. Gopman	59,097	(14)	*
Robert Mitzman	35,786	(15)	*
All directors and executive officers as a group (11 persons)	8,108,438	(16)	46.6%

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

(2)
Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf. Includes (a) 250,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015 (b) 443,757 shares issuable upon exercise of Warrants held by each of Stephen and Glenn Nussdorf and (c) 133,333 shares owned by their mother.

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

(6)	Includes 350,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015.
(7)	Includes 67,500 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015.
(8)
Includes (a) 67,500 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015 and (b) a warrant to purchase 80,000 shares of common stock.

(9)	Includes 45,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015.
(10)	Includes 46,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015.
(11)	Includes 44,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015.
(12)	Includes 29,666 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015.
(13)	Includes 83,332 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015.
(14)	Includes 37,665 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable with 60 days of January 31, 2015.
(15)
Includes (a) 29,546 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015 and (b) 120 shares of common stock owned by Mr. Mitzman's son. Mr. Mitzman disclaims beneficial ownership of the shares owned by his son, except to the extent of any pecuniary interest in such shares.

(16)
Includes (a) 1,050,209 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 31, 2015 and (b) warrants to purchase 967,514 shares of common stock.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information responsive to this item is incorporated by reference from Notes 6 and 8 to our consolidated financial statements included in Item 8.

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
The Company's Board of Directors has determined that Joseph Bouhadana, Esther Egozi Choukroun, Paul Garfinkle, Glenn H. Gopman, Robert Mitzman and Carole Ann Taylor are independent, as defined by Nasdaq Stock Market rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by CohnReznick LLP for fiscal 2014 and 2013 are as follows.

Fees	Fiscal 2014	Fiscal 2013
Audit Fees (1)	$550,000	$540,000
Audit-Related Fees (2)	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$550,000	$540,000

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports.

(2)	Audit-related fees consists of fees billed in connection with the acquisition of Parlux.
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
An index to financial statements for the fiscal periods ended January 31, 2015 and February 1, 2014 appears on page 24.

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

Perfumania Holdings, Inc.

By: /s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ DONNA L. DELLOMO
Donna L. Dellomo, Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	April 30, 2015
Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/S/ MICHAEL W. KATZ	President and Chief Executive Officer	April 30, 2015
Michael W. Katz	(Principal Executive Officer)

/S/ STEPHEN NUSSDORF	Executive Chairman of the Board of Directors	April 30, 2015
Stephen Nussdorf

/S/ DONNA L. DELLOMO	Vice President and Chief Financial Officer	April 30, 2015
Donna L. Dellomo	(Principal Accounting Officer)

/S/ JOSEPH BOUHADANA	Director	April 30, 2015
Joseph Bouhadana

/s/ ESTHER EGOZI CHOUKROUN	Director	April 30, 2015
Esther Egozi Choukroun

/S/ PAUL GARFINKLE	Director	April 30, 2015
Paul Garfinkle

/s/ GLENN H. GOPMAN	Director	April 30, 2015
Glenn H. Gopman

/s/ ROBERT MITZMAN	Director	April 30, 2015
Robert Mitzman

/s/ FREDERICK E. PURCHES	Director	April 30, 2015
Frederick E. Purches

/S/ CAROLE ANN TAYLOR	Director	April 30, 2015
Carole Ann Taylor

EXHIBIT	DESCRIPTION
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

4.3
Amended and Restated Subordinated Promissory Note, dated as of January 7, 2011, issued by Model Reorg Acquisition LLC for the benefit of Quality King Distributors, Inc. (incorporated by reference to Exhibit 4.7 to the Company's Form 10-K filed April 28, 2011).

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

4.7
Subordination Agreement dated as of January 7, 2011, among Quality King Distributors, Inc., and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.10 to the Company's Form 10-K filed April 28, 2011).

4.8
Subordination Agreement dated as of January 7, 2011, among the Company, Stephen Nussdorf, Glenn Nussdorf, and Wells Fargo Bank, National Association, as Administrative Agent and Collateral Agent for the Lenders under the Credit Agreement (incorporated by reference to Exhibit 4.11 to the Company's Form 10-K filed April 28, 2011).

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

10.6
Credit Agreement, dated as of January 7, 2011, among the Company, Quality King Fragrance, Inc., Scents Of Worth, Inc., Five Star Fragrance Company, Inc., Northern Group, Inc., Perfumania, Inc., Magnifique Parfumes And Cosmetics, Inc., Ten Kesef II, Inc., Perfumania.com, Inc., and Perfumania Puerto Rico, Inc., as Borrowers, the other credit parties signatory thereto, as Credit Parties, the lenders signatory thereto from time to time, as Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Swing Line Lender, Bank of America, N.A., as Syndication Agent, Regions Bank and RBS Business Capital, a division of RBS Asset Finance, Inc., as Co-Documentation Agents, and Wells Fargo Capital Finance, LLC and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Joint Lead Arrangers and Joint Bookrunners (the “Credit Agreement”) (incorporated by reference to Exhibit 10.6 to Perfumania's Form 10-K filed April 28, 2011).

10.7	Amendment No. 1 to the Credit Agreement and Consent dated as of December 23, 2011 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on December 23, 2011).

10.8	Amendment No. 2 to the Credit Agreement, dated as of April 25, 2014 (incorporated by reference to Exhibit 10.8 to the Company's Form 10-K filed May 1, 2014).

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

10.11
Stockholders Agreement, dated as of December 23, 2011, by and among the Company, Rene Garcia, JM-CO Capital Fund, LLC, Jacavi Investments, LLC, Aqua Capital Fund, LLC, Jacqueline Maria Garcia 2006 Family Trust, Carolina Maria Garcia 2006 Family Trust and the Irrevocable Trust for Victor Garcia (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-4 (File No. 333-179124)).

10.12
Letter Agreement, dated December 23, 2011, by and among the Company, Parlux Fragrances, Inc., Artistic Brands Development, LLC and Rene Garcia (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-4 (File No. 333-179124)).

10.13
Letter Agreement, dated December 23, 2011, by and among the Company, Artistic Brands Development, LLC, S Carter Enterprises, LLC and Shawn Carter (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-4 (File No. 333-179124)). (Portions of this exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment.)

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