Form 10-Q
period 2015-05-02
Perfumania Holdings, Inc.
filed 2015-06-15
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended May 2, 2015 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 15, 2015, there were 15,476,775 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	May 2, 2015	January 31, 2015
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1,739	$1,533
Accounts receivable, net of allowances of $969 and $1,271 as of May 2, 2015 and January 31, 2015, respectively	40,364	27,777
Inventories	243,200	253,371
Prepaid expenses and other current assets	14,564	13,775
Total current assets	299,867	296,456
Property and equipment, net	24,911	24,640
Goodwill	38,769	38,769
Intangible and other assets, net	24,922	26,367
Total assets	$388,469	$386,232
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$39,743	$39,263
Accounts payable-affiliates	142	269
Accrued expenses and other liabilities	25,513	28,254
Current portion of obligations under capital leases	1,129	1,104
Total current liabilities	66,527	68,890
Revolving credit facility	41,178	37,561
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	2,187	2,459
Other long-term liabilities	57,981	56,662
Total liabilities	293,239	290,938
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of May 2, 2015 and January 31, 2015, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,375,024 shares and 16,374,625 shares issued as of May 2, 2015 and January 31, 2015, respectively	164	164
Additional paid-in capital	221,708	221,607
Accumulated deficit	(118,065)	(117,900)
Treasury stock, at cost, 898,249 shares as of May 2, 2015 and January 31, 2015	(8,577)	(8,577)
Total shareholders’ equity	95,230	95,294
Total liabilities and shareholders’ equity	$388,469	$386,232

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Net sales	$128,210	$132,966
Cost of goods sold	65,732	71,261
Gross profit	62,478	61,705
Operating expenses:
Selling, general and administrative expenses	58,192	56,947
Share-based compensation expense	100	105
Depreciation and amortization	2,619	2,550
Total operating expenses	60,911	59,602
Income from operations	1,567	2,103
Interest expense	(1,732)	(2,588)
Loss before income tax provision	(165)	(485)
Income tax provision	—	—
Net loss	$(165)	$(485)
Net loss per common share:
Basic and diluted	$(0.01)	$(0.03)

Weighted average number of common shares outstanding:
Basic and diluted	15,476,661	15,369,218

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 31, 2015	16,374,625	$164	$221,607	$(117,900)	898,249	$(8,577)	$95,294
Share-based compensation expense	—	—	100	—	—	—	100
Exercise of stock options	399	—	1	—	—	—	1
Net loss	—	—	—	(165)	—	—	(165)
Balance at May 2, 2015	16,375,024	$164	$221,708	$(118,065)	898,249	$(8,577)	$95,230
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Cash flows from operating activities:
Net loss	$(165)	$(485)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	86	354
Depreciation and amortization	2,619	2,550
(Recovery) provision for losses on accounts receivable	(303)	46
Share-based compensation	100	105
Changes in operating assets and liabilities:
Accounts receivable	(12,284)	(11,428)
Inventories	10,171	5,712
Prepaid expenses and other assets	(554)	811
Accounts payable	480	(7,830)
Accounts payable-affiliates	(127)	(1,462)
Accrued expenses and other liabilities and other long-term liabilities	(1,422)	1,788
Net cash used in operating activities	(1,399)	(9,839)
Cash flows from investing activities:
Additions to property and equipment	(1,766)	(2,890)
Additions to tradenames and licenses	—	(300)
Net cash used in investing activities	(1,766)	(3,190)
Cash flows from financing activities:
Net borrowings under bank line of credit	3,617	14,991
Principal payments under capital lease obligations	(247)	(233)
Payment for deferred financing costs	—	(1,237)
Proceeds from exercise of stock options and warrants	1	1
Net cash provided by financing activities	3,371	13,522
Net increase in cash and cash equivalents	206	493
Cash and cash equivalents at beginning of period	1,533	1,553
Cash and cash equivalents at end of period	$1,739	$2,046

Supplemental Information:
Cash paid during the period for:
Interest	$261	$669
Income taxes	$491	$482
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and Subsidiaries (the "Company") as of January 31, 2015, which has been derived from our audited financial statements as of and for the year ended January 31, 2015, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen weeks ended May 2, 2015 (also referred to as the "first quarter of fiscal 2015") are not necessarily indicative of results to be expected for the full fiscal year.
The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that conducts business through six wholly-owned operating subsidiaries; Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. ("SOW"), Perfumania.com, Inc. (“Perfumania.com”), Parlux Fragrances, LLC ("Parlux") and Five Star Fragrance Company, Inc. (“Five Star”). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrances and related products.
Our wholesale businesses include QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Kohl's, Marshalls, Nordstrom Rack, Ross Stores, Sears, Wal-Mart and Walgreens. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, including Belk, Bon Ton, Boscovs, Dillards, Macy's, Nordstrom and Stage Stores, international distributors, on military bases throughout the United States, by QFG and through the Company's retail business which is discussed below. Parlux also fulfills a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and which is sold exclusively in Perfumania's retail stores. All manufacturing operations of Parlux and Five Star are outsourced.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of May 2, 2015, Perfumania operated a chain of 317 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,900 stores, including approximately 1,000 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Steinmart and K & G.

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

In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In April 2015, the FASB proposed an update to this rule which would defer its effective date for one year. The proposed update stipulates the new standard would be effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. In April 2015, the FASB issued an exposure draft deferring the effective date for public companies to years, and interim periods within those years, beginning after December 15, 2017, with early application permitted.  The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at May 2, 2015 and January 31, 2015 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of May 2, 2015 and January 31, 2015:

		May 2, 2015			January 31, 2015
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,608	7,604	2,004	9,608	7,504	2,104
Customer relationships	10	5,171	1,595	3,576	5,171	1,465	3,706
Favorable leases	7	886	770	116	886	739	147
License agreements	3-5	16,413	12,107	4,306	16,413	11,243	5,170
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$79,347	$22,076	$57,271	$79,347	$20,951	$58,396

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand to determine its fair value. There were no triggering events during the thirteen weeks ended May 2, 2015 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.1 million for the thirteen weeks ended May 2, 2015 and May 3, 2014. As of May 2, 2015, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2015	$3,375
2016	1,929
2017	1,385
2018	999
2019	715
2020	684
Thereafter	915
$10,002

NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,961,898 shares of common stock were reserved for issuance as of May 2, 2015. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of May 2, 2015, 920,000 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the thirteen weeks ended May 2, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2015	1,230,253	$8.43
Granted	—	—
Exercised	(399)	3.29
Forfeited	(13,333)	4.22
Outstanding as of May 2, 2015	1,216,521	$8.48	6.0	$123
Vested and expected to vest as of May 2, 2015	1,176,517	$8.45	5.9	$123
Exercisable as of May 2, 2015	1,176,517	$8.45	5.9	$123

The following is a summary of stock warrants activity during the thirteen weeks ended May 2, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2015	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of May 2, 2015	6,299,971	$11.80	3.1	$—
Vested as of May 2, 2015	6,299,971	$11.80	3.1	$—
Exercisable as of May 2, 2015	6,299,971	$11.80	3.1	$—

Share-based compensation expense was $0.1 million during the thirteen weeks ended May 2, 2015 and May 3, 2014.

NOTE 5 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	May 2, 2015	January 31, 2015
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$41,178	$37,561
Subordinated notes payable-affiliates	125,366	125,366
	166,544	162,927
Less current portion	—	—
Total long-term debt	$166,544	$162,927

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain excess availability under the facility of at least $10 million. As of May 2, 2015, the Company had $66.5 million of net availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of May 2, 2015, the interest rate on LIBOR Rate borrowings was 2.2% and the interest rate on base rate borrowings was 4.3%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of May 2, 2015.
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

These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.3 million and $1.6 million for the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at May 2, 2015 and January 31, 2015 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $40.8 million and $39.5 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of May 2, 2015 and January 31, 2015, respectively.

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
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen weeks ended May 2, 2015.
During the thirteen weeks ended May 2, 2015, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in the income tax provision in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of May 2, 2015 and January 31, 2015 was not significant.
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
During the thirteen weeks ended May 2, 2015 and May 3, 2014 there were 7,516,492 and 7,507,267, respectively, potential shares of common stock related to stock options and warrants which were excluded from the diluted loss per share calculation because the effect of including these potential shares was antidilutive.

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

As of May 2, 2015, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen weeks ended May 2, 2015 and May 3, 2014.
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

NOTE 10 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s common stock as of May 2, 2015, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz, is also an executive of Quality King.
See Note 5 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively the "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC ("Cloudbreak"), a manufacturer and distributor of prestige fragrances. The Company has purchased merchandise from the Lighthouse Companies and Cloudbreak.
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's common stock as of May 2, 2015, excluding shares issuable upon exercise of certain warrants. During the thirteen weeks ended May 2, 2015, Perfumania purchased merchandise from Jacavi.
The Company sells merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba. Net sales to Reba during the thirteen weeks ended May 2, 2015 and May 3, 2014 were approximately $1.3 million and $0.5 million, respectively. The balance due from Reba as of May 2, 2015 and January 31, 2015 was approximately $1.0 million and $0.3 million, respectively, and is included in accounts receivable, net of allowances, on the accompanying condensed consolidated balance sheets. The Company also purchased certain merchandise from Reba during the thirteen weeks ended May 2, 2015 and May 3, 2014.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen weeks ended May 2, 2015 and May 3, 2014 were as follows (in thousands):

	Total Purchases Thirteen Weeks Ended May 2, 2015	Total Purchases Thirteen Weeks Ended May 3, 2014	Balance Due May 2, 2015	Balance Due January 31, 2015

Lighthouse Companies	$—	$725	$—	$128
Jacavi	1,574	2,067	—	(4)
Quality King	31	106	—	4
Cloudbreak	—	32	18	18
Reba	408	188	54	98
	$2,013	$3,118	$72	$244

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
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the thirteen weeks ended May 2, 2015 and May 3, 2014, total payments to GSN for transportation services provided were $0 million and less than $0.1 million, respectively. There was no balance due to GSN at May 2, 2015 or January 31, 2015.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of May 2, 2015, the monthly current sublease payments are approximately $226,000 and increase by 3% annually. Total payments by the Company to Quality King were approximately $0.7 million during the thirteen weeks ended May 2, 2015 and May 3, 2014 for this sublease.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.5 million and less than $0.1 million during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both May 2, 2015 and January 31, 2015, respectively.
On April 18, 2012, Parlux, Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia), Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. The Company paid $0.3 million of guaranteed minimum royalties pursuant to the sublicense agreement during the thirteen weeks ended May 2, 2015.

NOTE 11 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the SOW consignment business and the Company’s internet site, Perfumania.com. Wholesale sales include sales through QFG, Parlux and Five Star to unrelated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 31, 2015. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
	(in thousands)
Net sales:
Retail	$68,670	$72,211
Wholesale	59,540	60,755
	$128,210	$132,966
Gross profit:
Retail	$33,480	$33,531
Wholesale	28,998	28,174
	$62,478	$61,705

	May 2, 2015	January 31, 2015
Total assets:
Wholesale	$628,168	$608,119
Retail	359,945	353,356
	988,113	961,475
Eliminations (a)	(599,644)	(575,243)
Consolidated assets	$388,469	$386,232

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
Net sales during the thirteen weeks ended May 2, 2015, our first quarter in fiscal 2015, decreased 3.6% compared to the first quarter of fiscal 2014. Our wholesale segment’s net sales during the first quarter of fiscal 2015 decreased by 2.0% from the first quarter of fiscal 2014. During the year, wholesale sales fluctuate due to seasonal demand, new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights, changes in foreign exchange rates against the U.S. dollar and the timing of industry trade shows, and accordingly sales and results of operations can vary significantly from quarter to quarter. Our retail segment’s net sales decreased by 4.9% from the first quarter of fiscal 2014 primarily because we had fewer Perfumania stores compared with last year’s first quarter and also lower mall traffic at Perfumania stores.
Gross profit during the thirteen weeks ended May 2, 2015 was $62.5 million, an increase of 1.3% compared to last year’s first quarter. The increases in gross profit are due to higher retail and wholesale gross margins.

Total operating expenses were $60.9 million during the thirteen weeks ended May 2, 2015, an increase of 2.2% compared to last year's first quarter. The increase is attributable to higher advertising expense to support licensed brands and higher spending on the ongoing implementation of new computer systems.
As a result of the above, our net loss decreased by 66.0% to $0.2 million during the thirteen weeks ended May 2, 2015 from $0.5 million during last year’s first quarter.

Comparison of the Thirteen Weeks Ended May 2, 2015 with the Thirteen Weeks Ended May 3, 2014.

Net Sales

	Thirteen Weeks Ended May 2, 2015	Percentage of Net Sales	Thirteen Weeks Ended May 3, 2014	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$68,670	53.6%	$72,211	54.3%	$(3,541)
Wholesale	59,540	46.4%	60,755	45.7%	(1,215)
Total net sales	$128,210	100.0%	$132,966	100.0%	$(4,756)

Net sales decreased 3.6% from $133.0 million in the thirteen weeks ended May 3, 2014 to $128.2 million in the thirteen weeks ended May 2, 2015. The decrease in sales included a $1.2 million decrease in wholesale sales and a $3.6 million decrease in retail sales.
Wholesale sales decreased by 2.0% from $60.8 million in the thirteen weeks ended May 3, 2014 to $59.5 million in the thirteen weeks ended May 2, 2015. QFG's sales decreased from $36.5 million in the thirteen weeks ended May 3, 2014 to $36.4 million in the thirteen weeks ended May 2, 2015. Parlux's sales decreased from $23.4 million in the thirteen weeks ended May 3, 2014 to $23.0 million in the thirteen weeks ended May 2, 2015. Five Star's sales decreased by $0.8 million due to the launch of a new brand during the thirteen weeks ended May 3, 2014.
Retail sales decreased by 4.9% from $72.2 million in the thirteen weeks ended May 3, 2014 to $68.7 million in the thirteen weeks ended May 2, 2015. Perfumania's retail sales decreased by $3.9 million while SOW's consignment sales increased by $0.4 million.
Perfumania's retail sales decreased from $57.7 million in the thirteen weeks ended May 3, 2014 to $53.8 million in the thirteen weeks ended May 2, 2015. The decrease in Perfumania's sales was due primarily to fewer stores being operated and lower mall traffic. The average number of stores operated was 318 in the thirteen weeks ended May 2, 2015 and 326 in the thirteen weeks ended May 3, 2014. Perfumania's comparable store sales decreased by 7.3% during the thirteen weeks ended May 2, 2015 from the same period in 2014 due to lower mall traffic. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended May 2, 2015 decreased by 2.3% from the prior year's comparable period, while the total number of units sold decreased by 4.6%.
SOW's consignment sales increased from $14.5 million in the thirteen weeks ended May 3, 2014 to $14.8 million in the thirteen weeks ended May 2, 2015. The majority of the increase in SOW's net sales is due to an increase in sales at SOW's largest account.

Gross Profit

	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014	Dollar Change
	($ in thousands)
Retail	$33,480	$33,531	$(51)
Wholesale	28,998	28,174	824
Total gross profit	$62,478	$61,705	$773

Gross Profit Percentages

	Thirteen Weeks Ended May 2, 2015	Thirteen Weeks Ended May 3, 2014
Retail	48.8%	46.4%
Wholesale	48.7%	46.4%
Total gross profit percentage	48.7%	46.4%
Gross profit increased 1.3% from $61.7 million in the thirteen weeks ended May 3, 2014 to $62.5 million in the thirteen weeks ended May 2, 2015.
Perfumania's retail gross profit dollars increased from $26.5 million during the thirteen weeks ended May 3, 2014 to $26.7 million during the thirteen weeks ended May 2, 2015. For these same periods, Perfumania's retail gross margins were 45.8% and 49.6%, respectively. The increase in Perfumania's gross margins is attributable to higher selling prices.
SOW's gross profit dollars decreased from $7.0 million during the thirteen weeks ending May 3, 2014 to $6.8 million during the thirteen weeks ended May 2, 2015. For these same periods, SOW's gross margins were 48.9% and 45.6%, respectively. The decrease in gross margins is due to lower selling prices.
QFG's gross profit dollars increased from $12.8 million during the thirteen weeks ended May 3, 2014 to $15.8 million during the thirteen weeks ended May 2, 2015. Parlux's gross profit dollars decreased from $15.0 million during the thirteen weeks ended May 3, 2014 to $13.4 million during the thirteen weeks ended May 2, 2015. Wholesale gross profit percentage increased from 46.4% during the thirteen weeks ended May 3, 2014 to 48.7% during the thirteen weeks ended May 2, 2015. The increase in wholesale gross margins is due primarily to a higher proportion of sales by QFG of owned and licensed brands, which yield a higher margin.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $58.2 million in the thirteen weeks ended May 2, 2015, compared to $56.9 million in the thirteen weeks ended May 3, 2014. The increase in selling, general and administrative expenses is attributable to higher advertising expenses to support licensed brands and higher spending on the ongoing implementation of new computer systems. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.5 million and less than $0.1 million during the thirteen weeks ended May 2, 2015 and May 3, 2014, respectively.
Depreciation and amortization was approximately $2.6 million in each of the thirteen weeks ended May 2, 2015 and May 3, 2014.
Interest expense was approximately $1.7 million for the thirteen weeks ended May 2, 2015 compared with approximately $2.6 million for the thirteen weeks ended May 3, 2014. The decrease in interest expense is due to a lower average outstanding balance and lower average interest rate on the Company's revolving credit facility compared with the thirteen weeks ended May 3, 2014.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded during each of the thirteen weeks ended May 2, 2015 and May 3, 2014.
As a result of the foregoing, we realized net loss of approximately $0.2 million in the thirteen weeks ended May 2, 2015 compared to net loss of $0.5 million in the thirteen weeks ended May 3, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirteen weeks ended May 2, 2015 was approximately $1.4 million, compared with approximately $9.8 million used in operating activities during the thirteen weeks ended May 3, 2014. This decrease primarily reflected changes in working capital. The changes in working capital are due primarily to the reduction in inventory levels and the timing of payables. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $1.8 million in the thirteen weeks ended May 2, 2015 compared to $3.2 million in the thirteen weeks ended May 3, 2014. Investing activities during the thirteen weeks ended May 2, 2015 consisted of Perfumania store construction and remodels, capital expenditures related to an ongoing purchase and implementation of new computer systems and other corporate and information technology enhancements. During the thirteen weeks ended May 2, 2015, Perfumania closed 3 stores. We plan to open a minimum of 5 stores and close approximately 2 stores for the remainder of fiscal 2015. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirteen weeks ended May 2, 2015 was approximately $3.4 million, compared with $13.5 million provided by financing activities for the thirteen weeks ended May 3, 2014. The $10.1 million decrease in cash provided by financing activities is due to lower borrowings under our bank line of credit. Our borrowings under our line of credit decreased due to a reduction in inventory levels and corresponding payments to trade vendors, as well as lower capital expenditures during the thirteen weeks ended May 2, 2015 compared with the thirteen weeks ended May 3, 2014. Capital expenditures decreased due to more Perfumania store openings and higher spending on the implementation of the new computer systems in the thirteen weeks ended May 3, 2014 than the current period.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of May 2, 2015. As of May 2, 2015, the Company had $66.5 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.
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
Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under our Senior Credit Facility. Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, information system enhancements, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the Senior Credit Facility and funds from operations. Based on current internal sales and cash flow projections, current vendor payable support and our projected available borrowing capacity under our Senior Credit Facility, as well as other initiatives to maximize cash flow, we believe that these resources will be adequate to meet our requirements in both the short and long-term.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, income taxes and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 31, 2015.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report (May 2, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the first quarter of fiscal 2015 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended January 31, 2015.
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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	June 15, 2015	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)