Form 10-Q
period 2015-08-01
Perfumania Holdings, Inc.
filed 2015-09-15
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended August 1, 2015 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 15, 2015, there were 15,493,763 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	August 1, 2015	January 31, 2015
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,201	$1,533
Accounts receivable, net of allowances of $952 and $1,271 as of August 1, 2015 and January 31, 2015, respectively	25,066	27,777
Inventories	244,992	253,371
Prepaid expenses and other current assets	12,151	13,775
Total current assets	284,410	296,456
Property and equipment, net	25,303	24,640
Goodwill	38,769	38,769
Intangible and other assets, net	23,322	26,367
Total assets	$371,804	$386,232
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$44,048	$39,263
Accounts payable-affiliates	1,113	269
Accrued expenses and other liabilities	26,270	28,254
Current portion of obligations under capital leases	1,167	1,104
Total current liabilities	72,598	68,890
Revolving credit facility	34,016	37,561
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	1,881	2,459
Other long-term liabilities	59,383	56,662
Total liabilities	293,244	290,938
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of August 1, 2015 and January 31, 2015, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,392,012 shares and 16,374,625 shares issued as of August 1, 2015 and January 31, 2015, respectively	164	164
Additional paid-in capital	221,835	221,607
Accumulated deficit	(134,862)	(117,900)
Treasury stock, at cost, 898,249 shares as of August 1, 2015 and January 31, 2015	(8,577)	(8,577)
Total shareholders’ equity	78,560	95,294
Total liabilities and shareholders’ equity	$371,804	$386,232

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
Net sales	$109,306	$113,154	$237,516	$246,120
Cost of goods sold	58,250	61,210	123,982	132,471
Gross profit	51,056	51,944	113,534	113,649
Operating expenses:
Selling, general and administrative expenses	63,475	56,818	121,667	113,765
Share-based compensation expense	74	104	174	209
Depreciation and amortization	2,581	2,739	5,200	5,289
Total operating expenses	66,130	59,661	127,041	119,263
Loss from operations	(15,074)	(7,717)	(13,507)	(5,614)
Interest expense	(1,723)	(2,167)	(3,455)	(4,755)
Loss before income tax provision	(16,797)	(9,884)	(16,962)	(10,369)
Income tax provision	—	—	—	—
Net loss	$(16,797)	$(9,884)	$(16,962)	$(10,369)
Net loss per common share:
Basic and diluted	$(1.08)	$(0.64)	$(1.10)	$(0.67)

Weighted average number of common shares outstanding:
Basic and diluted	15,483,640	15,409,145	15,480,151	15,389,181

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 31, 2015	16,374,625	$164	$221,607	$(117,900)	898,249	$(8,577)	$95,294
Share-based compensation expense	—	—	174	—	—	—	174
Exercise of stock options	17,387	—	54	—	—	—	54
Net loss	—	—	—	(16,962)	—	—	(16,962)
Balance at August 1, 2015	16,392,012	$164	$221,835	$(134,862)	898,249	$(8,577)	$78,560
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
Cash flows from operating activities:
Net loss	$(16,962)	$(10,369)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization of deferred financing costs	172	439
Depreciation and amortization	5,200	5,289
Recovery for losses on accounts receivable	(319)	(176)
Share-based compensation	174	209
Changes in operating assets and liabilities:
Accounts receivable	3,030	(1,486)
Inventories	8,379	(14,201)
Prepaid expenses and other assets	2,248	1,817
Accounts payable	4,785	2,248
Accounts payable-affiliates	844	(769)
Accrued expenses and other liabilities and other long-term liabilities	737	2,701
Net cash provided by (used in) operating activities	8,288	(14,298)
Cash flows from investing activities:
Additions to property and equipment	(3,614)	(6,178)
Additions to tradenames and licenses	—	(300)
Net cash used in investing activities	(3,614)	(6,478)
Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(3,545)	22,018
Principal payments under capital lease obligations	(515)	(455)
Payment for deferred financing costs	—	(1,237)
Proceeds from exercise of stock options	54	222
Net cash (used in) provided by financing activities	(4,006)	20,548
Net increase (decrease) in cash and cash equivalents	668	(228)
Cash and cash equivalents at beginning of period	1,533	1,553
Cash and cash equivalents at end of period	$2,201	$1,325

Supplemental Information:
Cash paid during the period for:
Interest	$725	$1,257
Income taxes	$576	$679
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
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the twenty-six weeks ended August 1, 2015 (also referred to as the "second quarter of fiscal 2015") are not necessarily indicative of results to be expected for the full fiscal year.
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
Our wholesale businesses include QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Kohl's, Marshalls, Nordstrom Rack, Ross Stores, Sears, Wal-Mart and Walgreens. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, including Belk, Bon Ton, Boscovs, Dillards, Lord & Taylor, Macy's, Nordstrom and Stage Stores, international distributors, on military bases throughout the United States, by QFG and through the Company's retail business which is discussed below. Parlux also fulfills a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and which is sold exclusively in Perfumania's retail stores. All manufacturing operations of Parlux and Five Star are outsourced.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of August 1, 2015, Perfumania operated a chain of 319 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,900 stores, including approximately 900 Kmart locations nationwide. Its other retail customers include Burlington Coat Factory, Steinmart, Bealls and K & G.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends

Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. This guidance is not expected to have a material impact on the Company's condensed consolidated financial statements.
In May 2014, the FASB issued ASC Topic 606, Revenue from Contracts with Customers ("ASC 606"), which supersedes the revenue recognition requirements in ASC Topic 605 Revenue Recognition, including most industry-specific revenue recognition guidance throughout the Industry Topics of the Codification. This guidance requires that an entity recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services, and expands the related disclosure requirements. The new standard was originally scheduled to be effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In August 2015, the FASB delayed the effective date of this guidance for one year. With the deferral, the new standard is effective for annual reporting periods beginning after December 15, 2017, and interim periods therein, with an option to adopt the standard on the originally scheduled effective date. The Company is currently evaluating the impact that this new guidance may have on its consolidated financial statements.

NOTE 3 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at August 1, 2015 and January 31, 2015 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of August 1, 2015 and January 31, 2015:

		August 1, 2015			January 31, 2015
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,608	7,704	1,904	9,608	7,504	2,104
Customer relationships	10	5,171	1,724	3,447	5,171	1,465	3,706
Favorable leases	7	886	802	84	886	739	147
License agreements	3-5	16,413	12,971	3,442	16,413	11,243	5,170
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$79,347	$23,201	$56,146	$79,347	$20,951	$58,396

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand to determine its fair value. There were no triggering events during the thirteen or twenty-six weeks ended August 1, 2015 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.1 million for both thirteen week periods ended August 1, 2015 and August 2, 2014, and $2.2 million for both twenty-six week periods ended August 1, 2015 and August 2, 2014. As of August 1, 2015, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2015	$2,250
2016	1,929
2017	1,385
2018	999
2019	715
2020	684
Thereafter	915
$8,877

NOTE 4 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,961,898 shares of common stock were reserved for issuance as of August 1, 2015. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of August 1, 2015, 930,000 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the twenty-six weeks ended August 1, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2015	1,230,253	$8.43
Granted	10,000	5.32
Exercised	(17,387)	3.27
Forfeited	(117,202)	11.67
Outstanding as of August 1, 2015	1,105,664	$8.15	6.3	$111
Vested and expected to vest as of August 1, 2015	1,055,660	$8.12	6.3	$108
Exercisable as of August 1, 2015	1,055,660	$8.12	6.3	$108

The following is a summary of stock warrants activity during the twenty-six weeks ended August 1, 2015:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2015	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of August 1, 2015	6,299,971	$11.80	2.9	$—
Vested as of August 1, 2015	6,299,971	$11.80	2.9	$—
Exercisable as of August 1, 2015	6,299,971	$11.80	2.9	$—

Share-based compensation expense was $0.1 million during the thirteen weeks ended August 1, 2015 and August 2, 2014 and $0.2 million during the twenty-six weeks ended August 1, 2015 and August 2, 2014.

NOTE 5 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	August 1, 2015	January 31, 2015
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$34,016	$37,561
Subordinated notes payable-affiliates	125,366	125,366
	159,382	162,927
Less current portion	—	—
Total long-term debt	$159,382	$162,927

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain excess availability under the facility of at least $10 million. As of August 1, 2015, the Company had $63.3 million of net availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of August 1, 2015, the interest rate on LIBOR Rate borrowings was 2.2% and the interest rate on base rate borrowings was 4.3%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of August 1, 2015.
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

These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.3 million and $1.4 million for the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, and $2.6 million and $3.0 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at August 1, 2015 and January 31, 2015 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $42.1 million and $39.5 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of August 1, 2015 and January 31, 2015, respectively.

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
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating loss for the thirteen and twenty-six weeks ended August 1, 2015.
During the thirteen and twenty-six weeks ended August 1, 2015, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in the income tax provision in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of August 1, 2015 and January 31, 2015 was not significant.
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
During the thirteen and twenty-six weeks ended August 1, 2015 there were 7,405,635 potentially dilutive shares of common stock related to stock options and warrants which were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive. During the thirteen and twenty-six weeks ended August 2, 2014, there were 7,440,734 potentially dilutive shares of common stock related to stock options and warrants which were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

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
Level 1: Observable inputs such as quoted prices in active markets (the fair value hierarchy gives the highest priority to

Level 1 inputs);
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions.
As of August 1, 2015, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the twenty-six weeks ended August 1, 2015 and August 2, 2014.
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

NOTE 10 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s common stock as of August 1, 2015, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
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
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's common stock as of August 1, 2015, excluding shares issuable upon exercise of certain warrants. During the twenty-six weeks ended August 1, 2015, Perfumania purchased merchandise from Jacavi.
The Company sells merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba. Net sales to Reba were approximately $0.3 million and $0.4 million during the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, and approximately $1.6 million and $0.8 million, during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. The balance due from Reba as of August 1, 2015 and January 31, 2015 was less than $0.1 million and $0.3 million, respectively, and is included in accounts receivable, net of allowances, on the accompanying condensed consolidated balance sheets. The Company also purchased certain merchandise from Reba during the twenty-six weeks ended August 1, 2015 and August 2, 2014.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and twenty-six weeks ended August 1, 2015 and August 2, 2014 were as follows (in thousands):

	Total Purchases Thirteen Weeks Ended August 1, 2015	Total Purchases Thirteen Weeks Ended August 2, 2014	Total Purchases Twenty-six Weeks Ended August 1, 2015	Total Purchases Twenty-six Weeks Ended August 2, 2014	Balance Due August 1, 2015	Balance Due January 31, 2015

Lighthouse Companies	$—	$22	$—	$747	$117	$128
Jacavi	4,666	1,738	6,240	3,805	833	(4)
Quality King	—	6	31	112	3	4
Cloudbreak	—	799	—	831	18	18
Reba	395	—	803	—	142	98
	$5,061	$2,565	$7,074	$5,495	$1,113	$244

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
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During the twenty-six weeks ended August 1, 2015 and August 2, 2014, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at August 1, 2015 or January 31, 2015.
Quality King occupies a leased 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of August 1, 2015, the monthly current sublease payments are approximately $226,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $0.7 million during the thirteen weeks ended August 1, 2015 and August 2, 2014, and $1.4 million and $1.3 million during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.1 million and less than $0.1 million during the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively, and $0.6 million and $0.1 million during the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively. There was no balance due to Quality King for expenses charged under the Services Agreement at August 1, 2015. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at January 31, 2015.
On April 18, 2012, Parlux, Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia), Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. The Company paid $0.3 million of guaranteed minimum royalties pursuant to the sublicense agreement during the twenty-six weeks ended August 1, 2015. No royalties have been paid during the thirteen weeks ended August 1, 2015 and August 2, 2014, and the twenty-six weeks ended August 2, 2014.

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

	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
	(in thousands)
Net sales:
Retail	$68,653	$72,592	$137,323	$144,803
Wholesale	40,653	40,562	100,193	101,317
	$109,306	$113,154	$237,516	$246,120
Gross profit:
Retail	$34,514	$35,370	$67,994	$68,901
Wholesale	16,542	16,574	45,540	44,748
	$51,056	$51,944	$113,534	$113,649

	August 1, 2015	January 31, 2015
Total assets:
Wholesale	$631,365	$608,119
Retail	359,866	353,356
	991,231	961,475
Eliminations (a)	(619,427)	(575,243)
Consolidated assets	$371,804	$386,232

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
Net sales during the thirteen weeks ended August 1, 2015, our second quarter in fiscal 2015, decreased 3.4% compared to the second quarter of fiscal 2014, while net sales during the twenty-six weeks ended August 1, 2015 decreased 3.5% compared to the twenty-six weeks ended August 2, 2014. Our retail segment’s net sales decreased by 5.4% from the second quarter of fiscal 2015 and 5.2% from the twenty-six weeks ended August 2, 2014 because we had fewer Perfumania stores compared with last year’s second quarter and lower mall traffic at Perfumania stores. We also had fewer locations at our largest consignment customer. Our wholesale segment’s net sales during the second quarter of fiscal 2015 increased by 0.2% from the second quarter of fiscal 2014 and decreased by 1.1% during the twenty-six weeks ended August 1, 2015 compared with the same period last year. During the year, wholesale sales fluctuate due to seasonal demand, new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights, changes in foreign exchange rates against the U.S. dollar and the timing of industry trade shows, and accordingly sales and results of operations can vary significantly from quarter to quarter.
Gross profit during the second quarter of fiscal 2015 was $51.1 million, a decrease of 1.7% compared to last year’s second quarter. The decrease in gross profit is due to lower retail net sales. Gross profit during the twenty-six weeks ended August 1, 2015 was $113.5 million, a decrease of 0.1% compared to the twenty-six weeks ended August 2, 2014.
Total operating expenses were $66.1 million and $127.0 during the thirteen and twenty-six weeks ended August 1, 2015, increases of 10.8% and 6.5% compared to the thirteen and twenty-six weeks ended August 2, 2014. The increases are attributable to higher advertising expense to support a new brand launch and higher spending on the ongoing implementation of new computer systems.
Interest expense was $1.7 million and $3.5 million during the thirteen and twenty-six weeks ended August 1, 2015, decreases of 20.5% and 27.3% compared to the thirteen and twenty-six weeks ended August 2, 2014 because of lower average outstanding balances and lower average interest rate on our revolving credit facility.
We record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded during any period presented.
As a result of the above, our net loss increased by 69.9% to $16.8 million during the second quarter of fiscal 2015 from $9.9 million during last year’s second quarter, and by 63.6% to $16.8 million during the twenty-six weeks ended August 1, 2015 from $10.4 million for the twenty-six weeks ended August 2, 2014.

Comparison of the Thirteen Weeks Ended August 1, 2015 with the Thirteen Weeks Ended August 2, 2014.

Net Sales

	Thirteen Weeks Ended August 1, 2015	Percentage of Net Sales	Thirteen Weeks Ended August 2, 2014	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$68,653	62.8%	$72,592	64.2%	$(3,939)
Wholesale	40,653	37.2%	40,562	35.8%	91
Total net sales	$109,306	100.0%	$113,154	100.0%	$(3,848)

Net sales decreased 3.4% from $113.1 million in the thirteen weeks ended August 2, 2014 to $109.3 million in the thirteen weeks ended August 1, 2015. The decrease in sales included a $3.9 million decrease in retail sales, offset by a $0.1 million increase in wholesale sales.
Retail sales decreased by 5.4% from $72.6 million in the thirteen weeks ended August 2, 2014 to $68.7 million in the thirteen weeks ended August 1, 2015. Perfumania's retail sales decreased by $2.4 million while SOW's consignment sales decreased by $1.5 million.
Wholesale sales increased by 0.2% from $40.6 million in the thirteen weeks ended August 2, 2014 to $40.7 million in the thirteen weeks ended August 1, 2015. QFG's sales decreased from $28.8 million in the thirteen weeks ended August 2, 2014 to $28.3 million in the thirteen weeks ended August 1, 2015. Parlux's sales increased from $11.8 million in the thirteen weeks ended August 2, 2014 to $12.2 million in the thirteen weeks ended August 1, 2015.
Perfumania's retail sales decreased from $58.8 million in the thirteen weeks ended August 2, 2014 to $56.4 million in the thirteen weeks ended August 1, 2015. The decrease in Perfumania's sales was due primarily to fewer stores being operated and lower mall traffic. The average number of stores operated was 318 in the thirteen weeks ended August 1, 2015 and 324 in the thirteen weeks ended August 2, 2014. Perfumania's comparable store sales decreased by 3.7% during the thirteen weeks ended August 1, 2015 from the same period in 2014 due to lower mall traffic. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended August 1, 2015 increased by 3.2% from the prior year's comparable period, while the total number of units sold decreased by 6.7%.
SOW's consignment sales decreased from $13.8 million in the thirteen weeks ended August 2, 2014 to $12.3 million in the thirteen weeks ended August 1, 2015. The majority of the decrease in SOW's net sales is due to a decrease in sales by SOW's largest consignment account, which is currently being transitioned to be a wholesale customer of QFG. We anticipate that consignment sales from this customer will continue to decrease over the next twelve months, and we will sell merchandise to the customer through QFG.

Gross Profit

	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014	Dollar Change
	($ in thousands)
Retail	$34,514	$35,370	$(856)
Wholesale	16,542	16,574	(32)
Total gross profit	$51,056	$51,944	$(888)

Gross Profit Percentages

	Thirteen Weeks Ended August 1, 2015	Thirteen Weeks Ended August 2, 2014
Retail	50.3%	48.7%
Wholesale	40.7%	40.9%
Total gross profit percentage	46.7%	45.9%
Gross profit decreased 1.7% from $51.9 million in the thirteen weeks ended August 2, 2014 to $51.1 million in the thirteen weeks ended August 1, 2015.
Perfumania's retail gross profit dollars decreased from $29.2 million during the thirteen weeks ended August 2, 2014 to $28.5 million during the thirteen weeks ended August 1, 2015. For these same periods, Perfumania's retail gross margins were 49.7% and 50.5%, respectively. The increase in Perfumania's gross margins is attributable to higher selling prices and a higher proportion of owned and licensed brands sold which yield a higher margin.
SOW's gross profit dollars decreased from $6.2 million during the thirteen weeks ended August 2, 2014 to $6.0 million during the thirteen weeks ended August 1, 2015. For these same periods, SOW's gross margins were 44.7% and 49.3%, respectively. The increase in gross margins is due to less discounting and a higher proportion of owned and licensed brands sold, which yield a higher margin.
QFG's gross profit dollars increased from $10.5 million during the thirteen weeks ended August 2, 2014 to $10.7 million during the thirteen weeks ended August 1, 2015. Parlux's gross profit dollars decreased from $6.5 million during the thirteen weeks ended August 2, 2014 to $6.1 million during the thirteen weeks ended August 1, 2015. Wholesale gross profit percentage decreased from 40.9% during the thirteen weeks ended August 2, 2014 to 40.7% during the thirteen weeks ended August 1, 2015.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, and other administrative expenses. Selling, general and administrative expenses were $63.5 million in the thirteen weeks ended August 1, 2015, compared to $56.8 million in the thirteen weeks ended August 2, 2014. The increase in selling, general and administrative expenses is attributable to higher advertising expenses to support a new brand launch, higher spending on the ongoing implementation of new computer systems and approximately $0.5 million related to alternative minimum taxes for our Puerto Rico Perfumania operations. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.1 million and less than $0.1 million during the thirteen weeks ended August 1, 2015 and August 2, 2014, respectively.
Depreciation and amortization was approximately $2.6 million and $2.7 million in the thirteen weeks ended August 1, 2015 and August 2, 2014.
Share-based compensation expense of approximately $0.1 million during both thirteen week periods ended August 1, 2015 and August 2, 2014 represents the expense incurred on outstanding stock options.

Interest expense was approximately $1.7 million for the thirteen weeks ended August 1, 2015 compared with approximately $2.2 million for the thirteen weeks ended August 2, 2014. The decrease in interest expense is due to a lower average outstanding balance and lower average interest rate on the Company's revolving credit facility compared with the thirteen weeks ended August 2, 2014.
The Company continues to record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded during each of the thirteen weeks ended August 1, 2015 and August 2, 2014
As a result of the foregoing, we realized net loss of approximately $16.8 million in the thirteen weeks ended August 1, 2015 compared to net loss of $9.9 million in the thirteen weeks ended August 2, 2014.

Comparison of the Twenty-six Weeks Ended August 1, 2015 with the Twenty-six Weeks Ended August 2, 2014.

Net Sales

	Twenty-six Weeks Ended August 1, 2015	Percentage of Net Sales	Twenty-six Weeks Ended August 2, 2014	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$137,323	57.8%	$144,803	58.8%	$(7,480)
Wholesale	100,193	42.2%	101,317	41.2%	(1,124)
Total net sales	$237,516	100.0%	$246,120	100.0%	$(8,604)

Net sales decreased 3.5% from $246.1 million in the twenty-six weeks ended August 2, 2014 to $237.5 million in the twenty-six weeks ended August 1, 2015. The decrease in sales included a decrease in retail sales of $7.5 million and a decrease in wholesale sales of $1.1 million.
Retail sales decreased by 5.2% from $144.8 million in the twenty-six weeks ended August 2, 2014 to $137.3 million in the twenty-six weeks ended August 1, 2015. The decrease included a decrease in Perfumania's retail sales of $6.3 million and a decrease in SOW's consignment sales of $1.2 million.
Wholesale sales decreased by 1.1% from $101.3 million in the twenty-six weeks ended August 2, 2014 to $100.2 million in the twenty-six weeks ended August 1, 2015. QFG's sales decreased from $65.3 million in the twenty-six weeks ended August 2, 2014 to $64.7 million in the twenty-six weeks ended August 1, 2015. Parlux's sales increased from $35.2 million in the twenty-six weeks ended August 2, 2014 to $35.3 million during the twenty-six weeks ended August 1, 2015. Five Star's sales decreased $0.6 million due to the launch of a new brand during the twenty-six weeks ended August 2, 2014.
Perfumania's retail sales decreased from $116.5 million in the twenty-six weeks ended August 2, 2014 to $110.2 million in the twenty-six weeks ended August 1, 2015. Perfumania's comparable store sales decreased by 5.4% during the twenty-six weeks ended August 1, 2015. The average retail price per unit sold during the twenty-six weeks ended August 1, 2015 increased 0.5% from the prior year's comparable period while the total number of units sold decreased by 5.7%. The average number of stores operated was 318 in the twenty-six weeks ended August 1, 2015, versus 325 in the prior year's comparable period.
SOW's consignment sales decreased from $28.3 million in the twenty-six weeks ended August 2, 2014 to $27.1 million in the twenty-six weeks ended August 1, 2015. The decrease in SOW's net sales is due to lower sales at several consignment accounts.

Gross Profit

	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014	Dollar Change
	($ in thousands)
Retail	$67,994	$68,901	$(907)
Wholesale	45,540	44,748	792
Total gross profit	$113,534	$113,649	$(115)

Gross Profit Percentages

	Twenty-six Weeks Ended August 1, 2015	Twenty-six Weeks Ended August 2, 2014
Retail	49.5%	47.6%
Wholesale	45.5%	44.2%
Total gross profit percentage	47.8%	46.2%

Gross profit decreased 0.1% from $113.6 million in the twenty-six weeks ended August 2, 2014 to $113.5 million in the twenty-six weeks ended August 1, 2015.
Perfumania's retail gross profit for the twenty-six weeks ended August 1, 2015 decreased by 0.9% to $55.2 million compared with the comparable period in 2014. For these same periods, Perfumania's retail gross margins were 50.1% and 47.8%, respectively. The increase in Perfumania's gross margins is attributable to higher selling prices and a higher proportion of owned and licensed brands sold, which yield a higher margin.
SOW's gross profit dollars decreased from $13.2 million during the twenty-six weeks ended August 2, 2014 to $12.8 million during the twenty-six weeks ended August 1, 2015. For these same periods, SOW's gross margins were 46.9% and 47.3%, respectively, due to less discounting and a higher proportion of owned and licensed brands sold, which yield a higher margin.
QFG's gross profit dollars increased from $23.3 million during the twenty-six weeks ended August 2, 2014 to $26.6 million during the twenty-six weeks ended August 1, 2015. Parlux's gross profit decreased from $21.5 million during the twenty-six weeks ended August 2, 2014 to $19.5 million during the twenty-six weeks ended August 1, 2015. Wholesale gross profit percentage increased from 44.2% during the twenty-six weeks ended August 2, 2014 to 45.5% during the twenty-six weeks ended August 1, 2015.

Expenses
Selling, general and administrative expenses were $121.7 million in the twenty-six weeks ended August 1, 2015, compared to $113.8 million in the twenty-six weeks ended August 2, 2014. The increase in selling, general and administrative expenses is primarily attributable to higher advertising expenses to support a new brand launch, higher spending on the ongoing implementation of a new computer system and approximately $0.5 million related to alternative minimum taxes for our Puerto Rico Perfumania operations. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.6 million and $0.1 million for the twenty-six weeks ended August 1, 2015 and August 2, 2014, respectively.
Depreciation and amortization was approximately $5.2 million in the twenty-six weeks ended August 1, 2015, compared to $5.3 million for the twenty-six weeks ended August 2, 2014.
Share-based compensation expense of approximately $0.2 million during both twenty-six week periods ended August 1, 2015 and August 2, 2014 represents the expense incurred on outstanding stock options.
Interest expense was approximately $3.5 million for the twenty-six weeks ended August 1, 2015 compared with approximately $4.8 million for the twenty-six weeks ended August 2, 2014. The decrease in interest expense is due to a lower average outstanding balance and lower average interest rate on the Company's revolving credit facility compared with the twenty-six weeks ended August 2, 2014.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the twenty-six week periods ended August 1, 2015 and August 2, 2014.
As a result of the foregoing, we realized a net loss of approximately $17.0 million in the twenty-six weeks ended August 1, 2015, compared to a net loss of $10.4 million in the twenty-six weeks ended August 2, 2014.

LIQUIDITY AND CAPITAL RESOURCES
Net cash provided by operating activities during the twenty-six weeks ended August 1, 2015 was approximately $8.3 million, compared with approximately $14.3 million used in operating activities during the twenty-six weeks ended August 2, 2014. This increase primarily reflected changes in working capital. The changes in working capital are due primarily to the reduction in inventory and accounts receivable levels and an increase in accounts payable. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $3.6 million in the twenty-six weeks ended August 1, 2015 compared to $6.5 million in the twenty-six weeks ended August 2, 2014. Investing activities during the twenty-six weeks ended August 1, 2015 consisted of Perfumania store construction and remodels, capital expenditures related to the ongoing purchase and implementation of new computer systems and other corporate and information technology enhancements. The decrease in cash used in investing activities resulted from fewer new Perfumania store openings during the twenty-six weeks ended August 1, 2015 compared with the twenty-six weeks ended August 2, 2014. Also, spending on software and hardware for the Company's new computer systems was less during the twenty-six weeks ended August 1, 2015 versus last year's comparative period. During the twenty-six weeks ended August 1, 2015, Perfumania opened 2 new stores, relocated 4 stores and closed 3 stores compared with 6 new stores, 2 relocations and 12 store closures during the twenty-six weeks ended August 2, 2014. We plan to open 5 stores and close 1 store for the remainder of fiscal 2015. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash used in financing activities during the twenty-six weeks ended August 1, 2015 was approximately $4.0 million, compared with $20.5 million provided by financing activities for the twenty-six weeks ended August 2, 2014. The $24.5 million decrease in cash provided by financing activities is due primarily to lower borrowings under our bank line of credit. Our borrowings under our line of credit decreased due to a reduction in inventory levels and corresponding payments to trade vendors, as well as lower capital expenditures during the twenty-six weeks ended August 1, 2015 compared with the twenty-six weeks ended August 2, 2014.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of August 1, 2015. As of August 1, 2015, the Company had $63.3 million available to borrow under the Senior Credit Facility based on the borrowing base at that date.
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
As of the end of the period covered by this report (August 1, 2015), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the second quarter of fiscal 2015 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	September 15, 2015	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)