Form 10-K
period 2016-01-30
Perfumania Holdings, Inc.
filed 2016-04-29
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $30.0 million as of July 31, 2015, based on the closing sale price of $5.61 per share.
The number of shares outstanding of the registrant’s common stock as of April 28, 2016: 15,493,763 shares

PART I.

ITEM 1.	BUSINESS
General Overview
Perfumania Holdings, Inc. and subsidiaries (the "Company”) is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that conducts business through six primary operating subsidiaries, Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Scents of Worth, Inc. (“SOW”), Perfumania.com, Inc. (“Perfumania.com”), Five Star Fragrance Company, Inc. (“Five Star”) and Parlux Fragrances, LLC ("Parlux"). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products.
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
During fiscal 2015 and 2014, 54.1% and 59.0% of our net sales and 57.2% and 60.7% of our gross profit were provided by our retail division and 45.9% and 41.0% and 42.8% and 39.3%, respectively, by our wholesale division. Further information for each of the industry segments in which we operate is provided in Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
Our executive offices are located at 35 Sawgrass Drive, Suite 2, Bellport, New York 11713, our telephone number is (631) 866-4100, our retail internet address is www.perfumania.com and our business internet address is www.perfumaniaholdingsinc.com. Through our business website, we make available, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as is reasonably practicable after we electronically file them with, or furnish them to, the Securities and Exchange Commission (the “SEC”). The public may read and copy materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. The public may obtain information on the operations of the Public Reference Room by calling the SEC at 1-800-SEC-0330. These reports and amendments are also available at www.sec.gov. In addition, our Code of Business Conduct and Ethics are available free of charge by contacting us at the telephone number listed above.
The Company's fiscal year ends on the Saturday closest to January 31. In this Form 10-K, we refer to the fiscal year beginning February 1, 2015 and ending January 30, 2016 as “fiscal 2015” and the fiscal year beginning February 2, 2014 and ending January 31, 2015 as “fiscal 2014.” Fiscal 2015 and fiscal 2014 both contain 52 weeks.
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
Parlux engages in the manufacture (through sub-contractors), distribution and sale of Kenneth Cole®, Shawn Carter, professionally known as Jay-Z®, Paris Hilton®, Jessica Simpson®, Rihanna®, Marc Ecko®, Vince Camuto®, Donald Trump® and Ivanka Trump® fragrances and related beauty products on an exclusive basis as a licensee or sublicensee. The products are distributed in a variety of sizes and packaging. Beauty related products such as body lotions, creams, shower gels, deodorants, soaps and dusting powders complement the fragrance line. Parlux designs and creates fragrances using its own staff and independent contractors. Parlux supervises the design of its packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. Parlux's fragrances generally retail at prices ranging from $25 to $85 per item, and, along with certain of Five Star's licensed brands (see below), are sold in the United States in national and regional department stores, including Belk, Bon Ton, Boscovs, Dillards, Lord & Taylor, Macy's, Neiman Marcus, Nordstrom and Stage Stores, on military bases throughout the United States, at Perfumania's retail stores, through SOW's consignment business and at selected other cosmetic retailers. In international markets, distributors sell Parlux's products to local department stores as well as to numerous perfumeries in the local markets. Selected Parlux products are also sold by QFG. We also fulfill a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers.
Five Star’s owned and licensed brands include Tommy Bahama®, Bijan®, Gale Hayman®, Michael Jordan®, Pierre Cardin®, Royal Copenhagen®, Royal Secret®, Vicky Tiel®, XOXO®, Snookie®, Realm®, Norell®, Lutece®, Pavlova®, Raffinee®, and the Major League Baseball clubs, and are sold principally through QFG, SOW’s consignment business and Perfumania’s retail stores, and to a lesser extent at selected United States national and regional department stores. Five Star handles the manufacturing, on behalf of Perfumania, of the Jerome Privee® product line, which includes bath and body products, and which is sold exclusively in Perfumania’s retail stores.
There were no customers who accounted for more than 10% of revenues in fiscal 2015 or 2014.
Retail Business
Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At January 30, 2016, Perfumania operated a chain of 313 “full service” retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 2,000 different fragrance items for women, men and children. These stores stock brand name and designer brands such as Azzaro®, Burberry®, Bvlgari®, Calvin Klein®, Cartier®, Christian Dior®, Dolce & Gabbana®, Donna Karan®, Escada®, Estee Lauder®, Giorgio Armani®, Gucci®, Guess®, Hugo Boss®, Issey Miyake®, Lacoste®, Perry Ellis®, Ralph Lauren/Polo®, Versace® and Yves Saint Laurent®1 as well as Parlux and Five Star brands. Perfumania also exclusively carries a private label line of bath and body products under the name Jerome Privee®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, although the stores are generally operated under the name “Perfumania.”® Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers and suburban strip shopping centers.
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
We have recently introduced enhanced omni-channel capabilities to bridge the digital world with our Perfumania stores, improving the shopping experience of our customers, regardless of where or how they shop. See further discussion at "Information Technology" below.
SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,900 stores, including more than 900 Kmart locations nationwide, as well as through customers such as Burlington Coat Factory ("Burlington"), Catherines, Steinmart, Bealls and K&G. Burlington began transitioning to be a wholesale customer of QFG during fiscal 2015. We expect this shift to be complete by June 2016. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage.
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
Seasonality and Quarterly Results
The Company’s business is highly seasonal, with the most significant activity occurring from September through December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 37.5% and 35.3% of total wholesale revenues being generated during these three months in fiscal 2015 and 2014, respectively. Retail revenues are the greatest in December,

 _____________

1
Trademarks used in this Form 10-K are trademarks or registered trademarks of the Company or of our licensors. The ® and ™ symbols are deemed to apply to each instance of the respective mark in this report.

with approximately 20.4% and 22.4% of retail revenues being generated this month in fiscal 2015 and 2014, respectively, as is typical for a retail operation.
Strategy
The Company will continue to use its experience in the fragrance industry, knowledge of the fragrance market, and business relationships to selectively acquire new fragrance licenses and to procure new products, enabling it to sell its products to customers at competitive prices. It seeks to increase the portfolio of brands for both wholesale distribution and retail sale by presenting a diverse sales opportunity for a designer’s brand, thereby enhancing its purchasing opportunities.
Perfumania’s current business strategy focuses on maximizing sales and store productivity by raising the average dollar sale per transaction, increasing transactions per hour, controlling expenses at existing stores, actively closing under-performing stores and selectively opening new stores in proven geographic markets. When opening new stores, Perfumania seeks locations primarily in high traffic manufacturers’ outlet malls, regional malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. To achieve economies of scale with respect to advertising and management costs, Perfumania evaluates whether to open additional stores in markets where it already has a presence or whether to expand into additional markets that it believes have a population density and demographics to support a cluster of stores.
As of January 30, 2016, we operated 313 Perfumania stores in the United States, Puerto Rico and the United States Virgin Islands. The following chart shows the number of Perfumania stores operated in each state or territory in which those stores are located.

Perfumania Stores as of January 30, 2016
Alaska	2	Louisiana	7	Oklahoma	1
Alabama	2	Maine	1	Oregon	4
Arizona	9	Maryland	3	Pennsylvania	8
California	26	Massachusetts	6	Puerto Rico	18
Colorado	2	Michigan	11	South Carolina	6
Connecticut	2	Minnesota	4	Tennessee	3
Delaware	2	Mississippi	3	Texas	34
District of Columbia	1	Missouri	5	US Virgin Islands	1
Florida	51	Nevada	8	Utah	4
Georgia	12	New Hampshire	3	Virginia	3
Hawaii	3	New Jersey	8	Washington	6
Illinois	11	New York	21	Wisconsin	2
Indiana	5	North Carolina	8
Kentucky	1	Ohio	6

In fiscal 2015 and 2014, Perfumania opened 9 and 12 stores, respectively, excluding seasonal locations. Perfumania continuously monitors store performance and from time to time closes under-performing stores, which typically have been older stores in less desirable locations. Perfumania closed 16 stores during fiscal 2015 and 21 stores during fiscal 2014, respectively, excluding seasonal locations. For fiscal 2016, Perfumania intends to continue to focus on improving the profitability of its existing stores while actively closing under-performing stores. Management currently expects to open a minimum of 5 new stores and expects to close up to 20 stores.
Supply Chain and Manufacturing
Excluding owned and licensed brands of Parlux and Five Star, the Company purchases approximately 80% of its fragrances directly from brand owners/manufacturers and the balance from distributors and wholesalers. Its suppliers include a majority of the largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships, some of which are also customers of the Company. The Company maintains a regular dialogue with all fragrance brand manufacturers directed toward broadening its product offerings to its customers. The Company believes that having both wholesale and retail customers is desirable to most fragrance brand manufacturers and enhances its opportunities to further expand these relationships. As is customary in the fragrance industry, the Company has no long-term or exclusive contracts with these suppliers.

Raw materials and components (“raw materials”) for Parlux's and Five Star's fragrance products are available mainly from sources in the United States, Europe and the Far East. We source the raw materials, which are delivered from independent suppliers directly to third-party contract manufacturers who produce and package the finished products based on our estimated anticipated needs. Our fragrance products are manufactured primarily in plants located in New Jersey and neighboring states. As is customary in our industry, we do not have long-term agreements with our contract manufacturers. Management believes it has good relationships with its manufacturers and there are alternative sources available should one or more of these manufacturers be unable to produce at competitive prices.
To date, we have not had difficulty obtaining raw materials at competitive prices. We know of no reason to believe that this situation will change in the near future, but there can be no assurance that this will continue. The lead time for certain of our raw materials inventory (up to six months) requires us to maintain at least a three to six month supply of some items in order to ensure production schedules. These lead times are most applicable to glass and plastic component orders. Many of our unique designs require the creation of molds in addition to the normal production process. If a new mold is required, it may take approximately six to eight months to create the new mold.
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
Intellectual Property Rights
The Company’s portfolio of fragrance brands is of great importance to its business. Parlux holds the exclusive worldwide distribution rights for the following licenses: Kenneth Cole, Shawn Carter, professionally known as Jay-Z, Paris Hilton, Jessica Simpson, Rihanna, Marc Ecko, Vince Camuto, Donald Trump and Ivanka Trump. Five Star owns the Lutece, Norell, Pavlova, Realm, Raffinee and Royal Secret brands, among others. It licenses designer and other fragrance brands, such as Tommy Bahama, Bijan, Gale Hayman, Michael Jordan, Pierre Cardin, Royal Copenhagen, Vicky Tiel, XOXO, Snookie and the Major League Baseball clubs, often acquiring exclusive worldwide distribution rights. Current expiration dates for these licenses (whereupon automatic or discretionary renewal periods may commence) range from September 30, 2016 to December 31, 2022, excluding the Gale Hayman license which expires on January 1, 2093. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements. In addition to the trade name and service mark Perfumania, Perfumania operates one store under the trade name Perfumania Plus.
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

Information Technology
We are committed to having information systems that enable us to obtain, analyze and act upon information on a timely basis and to maintain effective financial and operational controls.
As part of a multi-year Business Transformation Program (BTP), we recently completed the roll-out of BTP Phase 1 involving new technology and processes for the Perfumania retail business, focused on creating an outstanding experience for our customers, including:

•	New Point of Sale (POS) hardware and software, including advanced encryption and mobile technology;

•
Full Omni-channel capability enabling Perfumania customers to interact with Perfumania any way they want - on-line or in-stores and improving the ability of store associates to locate and sell product from other locations;

•
A new Customer Relationship Management (CRM) system and loyalty program ("Perfumania Perks") which is enabling Perfumania to add new members every day and provides the capability to market to our customers through multiple channels;

•	New Merchandising and Planning systems enabling improved replenishment and more targeted assortments for stores; and

•	Advanced Retail Back Office, Cloud-based Collaboration and Business Intelligence (BI) systems improving functions such as Sales Audit, Loss Prevention and Analytics & Reporting.
Initiatives focused on ensuring the realization of the full benefits of these new capabilities are currently underway and will continue throughout fiscal 2016.
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
Employees
At January 30, 2016, the Company had 2,044 employees, of whom 227 were involved in warehousing, 1,482 were employed in Perfumania’s retail stores, 278 in marketing, sales and operations, and 57 in finance and administration. We use temporary warehouse personnel to assist with seasonal requirements, and temporary part-time retail employees are added shortly before the Thanksgiving holiday weekend. Some of our warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.
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
Our level of debt could adversely affect our business and results of operations
Borrowings under our senior credit facility and our subordinated debt now total approximately $138.4 million. We and our subsidiaries must comply with various restrictive covenants in our credit facility. Among other things, these covenants limit our ability to:
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
Parlux’s business is dependent on department store sales, which presents special risks
Parlux usually launches its new fragrances through U.S. department stores. Department stores tend to lose sales to the mass market as a product matures. To counter this effect, Parlux has historically introduced new products quickly, which requires additional spending for development, advertising and promotional expenses. In addition, U.S. department stores have experienced a significant amount of consolidation in recent years. This has resulted in Parlux’s increasing dependence on a smaller number of key retailers, enhancing their bargaining strength and resulting in increased risk. A downturn in sales of our products at any of these key retailers could have a material adverse effect on our financial condition and results of operations.
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
Adverse U.S. and global economic conditions could affect our wholesale business
A U.S. or global economic downturn could reduce the availability of credit for businesses. Some of our wholesale customers could experience a decline in financial performance. These conditions, as well as adverse fluctuations in foreign exchange rates affect their ability to pay amounts owed to us on a timely basis or at all. There can be no assurance that government responses to potential economic disruptions would increase liquidity and the availability of credit, and as a result, our wholesale customers may be unable to borrow funds on acceptable terms. We extend credit to some of our wholesale customers based on an evaluation of their financial condition. Financial difficulties experienced by our wholesale customers could cause us to curtail or eliminate business with that customer. Any economic decline affecting our wholesale customers would adversely affect our business and results of operations.

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
The market for real estate is competitive, which could adversely impact our results
Our ability to effectively obtain real estate to open new stores depends upon the availability of real estate that meets our criteria, including traffic, square footage, co-tenancies, lease economics, demographics, and other factors, and our ability to negotiate terms that meet our financial targets. In addition, we must be able to effectively renew our existing store leases and we periodically may seek to downsize, relocate or close some store locations which may require a modification of an existing store lease. Failure to secure real estate locations adequate to meet annual targets, or successfully modify existing locations as well as effectively managing the profitability of our existing stores, could have a material adverse effect on our business and our results of operations.
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
Disruptions of our computer systems could adversely affect our operations
We rely heavily on computer systems to process transactions, manage our inventory and supply-chain and to summarize and analyze our business. If our systems are damaged or fail to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We have recently completed the roll-out of phase 1 of significant multi-year system enhancements and conversions to increase productivity and efficiency that have required a substantial investment and dedication of resources. The new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.
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

We may experience impairment of the goodwill or value of long-lived assets that resulted from the Parlux acquisition
In connection with the Parlux acquisition, we recorded a substantial amount of goodwill in our consolidated financial statements and also acquired long-lived assets resulting from the acquisition or development of license brands and sublicensing opportunities. Both goodwill and the value of these long-lived assets can become impaired, as indicated by factors such as changes in our stock price, book value or market capitalization, and the past and anticipated operating performance and cash flows of our retail and wholesale segments. We test goodwill and indefinite-lived intangible assets for impairment annually, but the fair value estimates involved require a significant amount of difficult judgment and assumptions by management. Our actual results may differ materially from our projections, which may result in the need to recognize impairment of some or all of the goodwill we recorded and/or to write down the value of our long-lived assets, including brand licenses and trademarks.
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

•	changes in economic, social, legal and other conditions, including, without limitation, the continuing turmoil in the Eurozone and Middle East;
•the volatility of the U.S. dollar against other currencies;

•	geo-political conditions, such as terrorist attacks, war or other military action, public health problems and natural disasters;
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

Reductions in worldwide travel could hurt sales volumes in our duty-free and tourist related business
We depend on consumer travel for sales to our “duty free” customers in airports and other locations throughout the world, as well as tourist destinations for our Perfumania retail stores. Any reductions in travel, including as a result of general economic downturns, natural disasters, or acts of war or terrorism, or disease epidemics, could result in a material decline in sales and profitability for these channels of distribution, which could negatively affect our operating results, financial condition, and operating cash flow.
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
The Company’s principal executive offices and distribution center are located in Bellport, New York. The Company subleases 272,000 square feet of this 560,000 square foot facility and began using this space in December 2007. This warehouse houses goods for both the wholesale and retail segments. The space is leased through September 2027. We also lease a 199,000 square foot distribution center in Keasby, New Jersey through September 2020. This facility is used primarily for warehousing and distribution of owned and licensed brands.
We lease approximately 10,000 square feet of general office space, primarily for our marketing operations, in New York City under a lease that expires in February 2021, and approximately 19,000 square feet of administrative office space in Ft. Lauderdale, Florida that is leased through January 2022. An additional facility located in Sunrise, Florida is leased through December 2017 and is currently being subleased.
All of Perfumania’s retail stores are located in leased premises. As of January 30, 2016, the Company had a total of approximately 442,000 leased store square feet with an average store size of 1,414 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 13 to our consolidated financial statements for additional information with respect to our store leases.

ITEM 3.	LEGAL PROCEEDINGS
LITIGATION
The Company and Parlux have filed a lawsuit against S. Carter Enterprises, LLC, and Shawn C. Carter, who is the beneficial owner of 10% of the Company’s common stock. The lawsuit was filed on January 8, 2016 in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described in Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K and related agreements by not acting timely or in good-faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief.  The licensor and the artist have not yet formally answered the lawsuit. The licensor and the artist have expressed an interest in attempting to resolve the lawsuit, but no agreement has yet been reached.  In the meantime, the Company intends vigorously to pursue its claims.
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

FISCAL 2015	HIGH	LOW
First Quarter	$5.99	$5.33
Second Quarter	$6.00	$5.32
Third Quarter	$5.72	$3.71
Fourth Quarter	$3.93	$2.03

FISCAL 2014	HIGH	LOW
First Quarter	$7.10	$6.05
Second Quarter	$6.88	$6.35
Third Quarter	$6.60	$5.90
Fourth Quarter	$6.35	$5.54
As of April 19, 2016, there were 45 holders of record.
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
GENERAL
Management Overview
During fiscal 2015, net sales decreased 7.2% from $584.0 million in fiscal 2014 to $542.0 million in fiscal 2015, due to a decrease in retail sales that was partially offset by an increase in wholesale sales. Retail sales decreased 14.8% compared to the prior year as a result of decreases in sales for both Perfumania and SOW. The decrease in retail sales is due to lower mall traffic during 2015, a lower store count for Perfumania and the transition of a consignment account for SOW to a wholesale customer of QFG. Wholesale sales increased by 3.8% from the prior year. The increase in wholesale sales is due to the transition of that SOW consignment account to a wholesale account, higher customer demand and additional brand distribution of owned and licensed brands.
Total gross profit decreased 5.0% from $271.1 million in fiscal 2014 to $257.6 million in fiscal 2015, due to the retail division.
Operating expenses increased 1.2% from $258.6 million in fiscal 2014 to $261.7 million in fiscal 2015.

Including $7.2 million of interest expense in fiscal 2015 and $9.3 million in fiscal 2014, we realized net loss of approximately $11.7 million in fiscal 2015 compared with a net income of $2.6 million in fiscal 2014.
The following table sets forth selected items from our consolidated statements of operations expressed as a percentage of total net sales for the periods indicated:
PERCENTAGE OF NET SALES

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Total net sales	100.0%	100.0%
Total gross profit	47.5	46.4
Selling, general and administrative expenses	46.0	42.2
Asset impairment	0.2	0.1
Share-based compensation expense	0.1	0.2
Depreciation and amortization	2.0	1.8
Total operating expenses	48.3	44.3
(Loss) income from operations	(0.8)	2.1
Interest expense	1.3	1.6
(Loss) income before income taxes	(2.1)	0.5
Income tax provision	0.1	0.1
Net (loss) income	(2.2%)	0.4%
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
Accounts Receivable, Net of Allowances
In the normal course of business, we extend credit to wholesale customers that satisfy pre-determined credit criteria. Accounts receivable, as shown on the consolidated balance sheets, is net of allowances for doubtful accounts. An allowance for doubtful accounts is determined through the analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of our customers and an evaluation of the impact of economic conditions. Should circumstances change or economic conditions deteriorate significantly, we may need to increase our provisions.
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
Perfumania store asset impairment charges of approximately $1.0 million and $0.6 million for fiscal 2015 and 2014, respectively, are included in asset impairment on the accompanying consolidated statements of operations.
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
Determining the fair value of certain assets and liabilities acquired is judgmental in nature and often involves the use of significant estimates and assumptions. One area that requires more judgment is determining the fair value and useful lives of intangible assets. Because the fair value and the estimated useful life of an intangible asset is a subjective estimate, it is reasonably likely that circumstances may cause the estimate to change. For example, if we discontinue or experience a decline in the profitability of one or more of our brands, the value of the intangible assets associated with those brands or their useful lives would most likely decline.
Our intangible assets consist of exclusive brand licenses, trademarks, tradenames, customer relationships, favorable leases and goodwill. The value of these assets is exposed to future adverse changes if we experience declines in operating results or experience significant negative industry or economic trends. Goodwill and intangible assets with indefinite lives such as our Perfumania tradename are not amortized, but rather assessed for impairment at least annually. We typically perform our annual impairment assessment during the fourth quarter of our fiscal year or more frequently if events or changes in circumstances indicate the carrying value of goodwill may not fully be recoverable.
During the fourth quarter ended January 30, 2016, we completed our annual impairment assessment of the Perfumania tradename, brand licenses and goodwill with the assistance of a third-party valuation firm. In assessing the fair value of this tradename, we utilized the income approach, based on the relief from royalty methodology. For goodwill, we elected to quantitatively test for impairment by comparing the book value of goodwill with the fair value of the reporting unit where our goodwill resides. We estimate the fair values of the reporting units using discounted cash flow and certain market value data. We also reviewed our other intangible assets with finite lives for impairment using the income approach.
We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual results may differ from these estimates. The analysis and assessments of these assets and goodwill indicated that no impairment adjustment was required in fiscal 2015 as the estimated fair values exceeded the recorded carrying values.
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
FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014
Net Sales:
We recognized net sales of $542.0 million in fiscal 2015, a decrease of 7.2% from the $584.0 million recorded in fiscal 2014. The breakdown of sales between retail and wholesale was as follows:

	Fiscal Year Ended January 30, 2016	Percentage of Net Sales	Fiscal Year Ended January 31, 2015	Percentage of Net Sales	Dollar Change	Percent Change
	($ in thousands)
Retail	$293,395	54.1%	$344,544	59.0%	$(51,149)	(14.8%)
Wholesale	248,569	45.9%	239,411	41.0%	9,158	3.8%
Total net sales	$541,964	100.0%	$583,955	100.0%	$(41,991)	(7.2%)

The decrease in sales included a decrease in retail sales of $51.1 million offset by an increase in wholesale sales of $9.1 million.
Retail sales decreased by 14.8% from $344.5 million in fiscal 2014 to $293.4 million in fiscal 2015. The decrease included a decrease in Perfumania’s retail sales of $30.6 million and a decrease in SOW’s consignment sales of $20.5 million.
Perfumania’s retail sales decreased by 11.2% from $272.9 million in fiscal 2014 to $242.3 million in fiscal 2015. The average number of stores operated was 319 in fiscal 2015 compared with 325 in fiscal 2014. Perfumania’s comparable store sales decreased by 11.3% during fiscal 2015. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2015 decreased by 0.2% from fiscal 2014, and the total number of units sold decreased by 10.8%. The decrease in the number of units sold was due primarily to lower mall traffic throughout fiscal 2015 and the reduction in the number of Perfumania stores in operation during fiscal 2015.
SOW’s consignment sales decreased from $71.6 million in fiscal 2014 to $51.1 million in fiscal 2015. The decrease in SOW’s net sales is primarily due to a decrease in sales of approximately $18.9 million by SOW's largest consignment account, which is being transitioned to be a wholesale customer of QFG. We expect this shift to be complete by June 2016.
Wholesale sales increased by 3.8% from $239.4 million in fiscal 2014 to $248.6 million in fiscal 2015. Parlux’s sales increased by $1.1 million and QFG's sales increased by $8.2 million. The increase in wholesale sales is due to the transition of SOW's largest consignment account to a wholesale customer of QFG as discussed above, higher customer demand and additional brand distribution of owned and licensed brands as well as distributed brands during fiscal 2015 compared with fiscal 2014.
Cost of Goods Sold:
Cost of goods sold, which includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges, decreased 9.1% from $312.8 million in fiscal 2014 to $284.3 million in fiscal 2015. The breakdown between wholesale and retail was as follows:

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015	Dollar Change	Percent Change
	($ in thousands)
Retail	$145,927	$180,084	$(34,157)	(19.0%)
Wholesale	138,413	132,747	(5,666)	4.3%
Total cost of goods sold	$284,340	$312,831	$(28,491)	(9.1%)

The decrease in cost of goods sold was due to the decrease in retail sales, partially offset by the increase in wholesale sales.
Gross Profit:
Gross profit decreased 5.0% from $271.1 million in fiscal 2014 to $257.6 million in fiscal 2015. The decrease in total gross profit resulted from a decrease in retail gross profit offset by an increase in wholesale gross profit.

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015	Dollar Change	Percent Change
	($ in thousands)
Retail	$147,468	$164,460	$(16,992)	(10.3%)
Wholesale	110,156	106,664	3,492	3.3%
Total gross profit	$257,624	$271,124	$(13,500)	(5.0%)

Gross profit percentages for the same periods were:

	For the year ended
	January 30, 2016	January 31, 2015
Retail	50.3%	47.7%
Wholesale	44.3%	44.6%
Total gross profit margin	47.5%	46.4%

Perfumania’s retail gross profit for fiscal 2015 decreased by 7.4% to $121.9 million compared with $131.6 million in fiscal 2014. For these same periods, Perfumania’s retail gross margins were 50.3% and 48.2%, respectively. The increase in gross margin is due to higher selling prices and an increase in the proportion of owned and licensed brands sold.
SOW's gross profit for fiscal 2015 decreased by 22.2 % to $25.6 million compared with $32.9 million in fiscal 2014 due to lower sales by SOW discussed above. For these same periods SOW's gross margins were 50.1% and 45.9%, respectively. The increase in gross margin percentage is attributable to a higher proportion of owned and licensed brands sold.
Wholesale gross profit increased by 3.3% from $106.7 million during fiscal 2014 to $110.2 million during fiscal 2015. QFG's gross profit dollars for fiscal 2015 increased by 10.8% to $69.0 million compared with $62.3 million in fiscal 2014 due to higher sales by QFG as discussed above. Parlux's gross profit for fiscal 2015 decreased by 4.0% to $43.1 million compared with $44.9 million in fiscal 2014 due to higher sales allowances and customer discounts in fiscal 2015. For these same periods, Parlux's gross margins were 53.5% and 56.5%, respectively. The decrease in Parlux's gross margin percentage is attributable to the increase in sales allowances and discounts, and a less favorable mix of products sold in fiscal 2015.
Operating Expenses:
Operating expenses increased 1.2% from $258.6 million in fiscal 2014 to $261.6 million in fiscal 2015.
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

	For the year ended
	($ in thousands)
	January 30, 2016	January 31, 2015	Percentage Increase (Decrease)
Selling, general and administrative expenses	$249,540	$246,659	1.2%
Asset impairment	1,032	644	60.2%
Share-based compensation expense	297	957	(69.0%)
Depreciation and amortization	10,784	10,326	4.4%
Total operating expenses	$261,653	$258,586	1.2%

Selling, general and administrative expenses were $249.5 million in fiscal 2015 compared with $246.7 million in fiscal 2014. The increase in selling, general and administrative expenses is attributable to higher advertising expenses to support a new brand launch and higher spending on the roll-out of our BTP phase 1, offset by lower sales commissions on consignment sales due to lower sales by SOW as discussed above. Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $1.0 million and $0.3 million for fiscal 2015 and fiscal 2014, respectively. These service agreements are described in Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K.
Impairment charges of $1.0 million during fiscal 2015 relate to long-lived assets at certain under-performing Perfumania retail stores. We recorded similar charges of $0.6 million for Perfumania retail store long-lived assets in fiscal 2014.

Share-based compensation expense of $0.3 million and $1.0 million during fiscal 2015 and fiscal 2014, respectively, represents the expense incurred on outstanding stock options.
Depreciation and amortization was approximately $10.8 million in fiscal 2015, compared to $10.3 million in fiscal 2014.
As a result of the foregoing, we recognized loss from operations in fiscal 2015 of approximately $4.0 million compared to income from operations in fiscal 2014 of $12.5 million.
Other Expenses:

	For the year ended
	($ in thousands)
	January 30, 2016	January 31, 2015	Percentage Decrease
Interest expense	$7,191	$9,344	(23.0)%

Interest expense was approximately $7.2 million for fiscal 2015 compared with approximately $9.3 million in fiscal 2014. The decrease in interest expense is due primarily to a lower average outstanding balance on the Company’s revolving credit facility and a lower average interest rate resulting from an amendment of the Company's Senior Credit Facility in April 2014.
Income Tax Provision:

	For the year ended
	($ in thousands)
	January 30, 2016	January 31, 2015	Percentage Decrease
Income tax provision	$451	$547	(17.6%)

Our effective tax rate for fiscal 2015 was (4.0%) compared with 17.1% for fiscal 2014. The effective tax rates differed from our Federal statutory rates primarily due to changes in our valuation allowances and net operating loss adjustments and expirations.
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
Net (loss) income:
As a result of the foregoing, we realized a net loss of approximately $11.7 million in fiscal 2015, compared to a net income of $2.6 million in fiscal 2014.
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
Our revolving Senior Credit Facility is a secured credit facility with a syndicate of banks that is used for our general corporate purposes and those of our subsidiaries, including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible credit card receivables, trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Senior Credit Facility includes a sub-limit of $25 million for letters of credit and a sub-limit of $25 million for swing line loans (that is, same-day loans from the lead or agent bank). The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and our other subsidiaries have guaranteed all of their obligations. The Company and its subsidiaries are required to maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. At January 30, 2016, we were in compliance with all financial and operating covenants under the Senior Credit Facility and we had borrowing availability of $93.5 million, which includes $25 million for letters of credit.
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
Cash provided by operating activities primarily represents income before depreciation and other noncash charges and after changes in working capital. Working capital is significantly impacted by changes in accounts receivable, inventory and accounts payable. The $6.4 million decrease in cash flows from operations in fiscal 2015 as compared to fiscal 2014 was primarily due to the net loss realized in fiscal 2015 compared with the net income in fiscal 2014 and changes in working capital. Our accounts receivable increased in fiscal 2015 due to the timing of customer payments. Inventory levels decreased in fiscal 2015 due to efforts to reduce overall inventory levels, a decrease in the number of Perfumania stores in operation and the timing of merchandise receipts. Accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments.
Net cash used in investing activities was approximately $8.5 million in fiscal 2015, compared to $12.4 million in fiscal 2014. Investing activities during fiscal 2015 consisted of capital expenditures related to an ongoing purchase and implementation of new integrated computer systems and other corporate and information technology enhancements, as well as Perfumania store construction and remodels. During fiscal 2015, we renovated 7 existing Perfumania stores, opened 9 new stores and relocated 2 stores. At January 30, 2016, Perfumania operated 313 stores. We plan to open a minimum of 5 stores in fiscal 2016 and plan to close up to 20 stores. We anticipate spending approximately $4 million in fiscal 2016 on capital expenditures, which will be used primarily for information technology enhancements and Perfumania new store construction and remodels. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change.
Net cash used in financing activities was approximately $25.5 million compared to $32.1 million in fiscal 2014. The change in cash used in financing activities is primarily attributable to net repayments under our bank line of credit during fiscal 2015.
A summary of our cash flows for fiscal 2015 and fiscal 2014 is as follows (in thousands):

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Summary Cash Flow Information:
Cash provided by operating activities	$38,110	$44,518
Cash used in investing activities	(8,485)	(12,392)
Cash used in financing activities	(25,518)	(32,146)
Increase (decrease) in cash and cash equivalents	4,107	(20)
Cash and cash equivalents at beginning of year	1,533	1,553
Cash and cash equivalents at end of year	$5,640	$1,533

Based on past performance and current expectations, we believe that our cash balances and the available borrowing capacity under our revolving credit facility, our affiliated borrowings and our projected future operating results will generate sufficient liquidity to support the Company’s working capital needs, capital expenditures and debt service in the short and long-term. However, as discussed above, the amount of availability under the Senior Credit Facility depends on our eligible receivables and inventory at any given time, which availability may be reduced by the lender in its reasonable discretion, which could have a material adverse effect on our financial condition and results of operations. Our bankers also have the right to terminate our Senior Credit Facility if we default on our covenants, which would require us to seek alternative financing. Furthermore, the state of the national economy may worsen, which would further restrict customers’ ability to purchase fragrance products. Any of these circumstances, as well as any of the matters discussed in “Risk Factors” above, could have a materially adverse effect on our business operations and financial condition, so there can be no assurance that management’s plans and expectations will be successful.
SIGNIFICANT CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s significant contractual obligations at January 30, 2016. Certain of these contractual obligations are reflected in our consolidated balance sheet at January 30, 2016, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Revolving credit facility (1)	$13,078	$—	$—	$13,078	$—
Notes payable-affiliates (1)	125,366	—	—	125,366	—
Capital lease obligations	2,812	1,506	1,306	—	—
Operating lease obligations (2)	154,063	31,919	50,062	27,949	44,133
Minimum royalty obligations (3)	47,415	16,033	26,111	5,023	248
Minimum advertising and promotional spending obligations (3)	92,817	28,544	49,373	14,900	—
	$435,551	$78,002	$126,852	$186,316	$44,381

(1)	This balance represents principal only as the interest rate is variable and accrues on outstanding balances which vary throughout the year.

(2)	Excludes any amounts related to maintenance, taxes, insurance and other charges payable under operating lease agreements due to the future variability of these amounts.

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
The financial information and the supplementary data required in response to this Item are as follows:
Perfumania Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Perfumania Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Perfumania Holdings, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Perfumania Holdings, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York
April 29, 2016

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 30, 2016	January 31, 2015
ASSETS:
Current assets:
Cash and cash equivalents	$5,640	$1,533
Accounts receivable, net of allowances of $1,233 and $1,271 as of January 30, 2016 and January 31, 2015, respectively	29,602	27,777
Inventories	221,336	253,371
Prepaid expenses and other current assets	9,862	13,775
Total current assets	266,440	296,456
Property and equipment, net	25,892	24,640
Goodwill	38,769	38,769
Intangible and other assets, net	19,945	26,367
Total assets	$351,046	$386,232
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$32,175	$39,263
Accounts payable-affiliates	300	269
Accrued expenses and other liabilities	33,205	28,254
Current portion of obligations under capital leases and other long-term debt	1,248	1,104
Total current liabilities	66,928	68,890
Revolving credit facility	13,078	37,561
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	1,223	2,459
Other long-term liabilities	60,474	56,662
Total liabilities	267,069	290,938
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of January 30, 2016 and January 31, 2015, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,392,012 shares and 16,374,625 shares issued as of January 30, 2016 and January 31, 2015, respectively	164	164
Additional paid-in capital	221,961	221,607
Accumulated deficit	(129,571)	(117,900)
Treasury stock, at cost, 898,249 shares as of January 30, 2016 and January 31, 2015	(8,577)	(8,577)
Total shareholders’ equity	83,977	95,294
Total liabilities and shareholders’ equity	$351,046	$386,232
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended	Fiscal Year Ended
	January 30, 2016	January 31, 2015
Net sales	$541,964	$583,955
Cost of goods sold	284,340	312,831
Gross profit	257,624	271,124
Operating expenses:
Selling, general and administrative expenses	249,540	246,659
Asset impairment	1,032	644
Share-based compensation expense	297	957
Depreciation and amortization	10,784	10,326
Total operating expenses	261,653	258,586
(Loss) income from operations	(4,029)	12,538
Interest expense	7,191	9,344
(Loss) income before income tax provision	(11,220)	3,194
Income tax provision	451	547
Net (loss) income	$(11,671)	$2,647
Net (loss) income per common share:
Basic and diluted	$(0.75)	$0.17

Weighted average number of common shares outstanding:
Basic	15,486,957	15,425,007
Diluted	15,486,957	15,487,609

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at February 1, 2014	16,267,033	$163	$220,255	$(120,547)	898,249	$(8,577)	$91,294
Share-based compensation	—	—	957	—	—	—	957
Exercise of stock options	107,592	1	395	—	—	—	396
Net income	—	—	—	2,647	—	—	2,647
Balance at January 31, 2015	16,374,625	164	221,607	(117,900)	898,249	(8,577)	95,294
Share-based compensation	—	—	297	—	—	—	297
Exercise of stock options	17,387	—	57	—	—	—	57
Net loss	—	—	—	(11,671)	—	—	(11,671)
Balance at January 30, 2016	16,392,012	$164	$221,961	$(129,571)	898,249	$(8,577)	$83,977
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Cash flows from operating activities:
Net (loss) income	$(11,671)	$2,647
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Asset impairment	1,032	644
Loss on disposal of property and equipment	—	223
Depreciation and amortization	10,784	10,326
Amortization of deferred financing costs	343	611
(Benefit) provision for losses on accounts receivable	(30)	145
Share-based compensation	297	957
Changes in operating assets and liabilities:
Accounts receivable	(1,795)	6,466
Inventories	32,035	29,431
Prepaid expenses and other assets	5,409	3,406
Accounts payable	(7,088)	(11,091)
Accounts payable-affiliates	31	(1,254)
Accrued expenses and other liabilities and other long-term liabilities	8,763	2,007
Net cash provided by operating activities	38,110	44,518
Cash flows from investing activities:
Additions to property and equipment	(8,485)	(12,092)
Additions to tradenames and licenses	—	(300)
Net cash used in investing activities	(8,485)	(12,392)
Cash flows from financing activities:
Net repayments under bank line of credit	(24,483)	(30,341)
Principal payments under capital lease obligations	(1,092)	(964)
Payment for deferred financing costs	—	(1,237)
Proceeds from exercise of stock options and warrants	57	396
Net cash used in financing activities	(25,518)	(32,146)
Net increase (decrease) in cash and cash equivalents	4,107	(20)
Cash and cash equivalents at beginning of year	1,533	1,553
Cash and cash equivalents at end of year	$5,640	$1,533

Supplemental Information:
Cash paid during the period for:
Interest	$1,567	$2,616
Income taxes	$634	$804
Non-cash investing and financing activities:
Capital lease	$—	$471
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
The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) Perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of January 30, 2016, Perfumania operated a chain of 313 retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States, Puerto Rico and the United States Virgin Islands. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,900 stores, including more than 900 Kmart locations nationwide. Its other retail customers include Bealls, Burlington Coat Factory, Catherines, Steinmart and K&G.
There were no customers which accounted for more than 10% of net sales in fiscal 2015 or 2014.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:
FISCAL YEAR END
The Company’s fiscal year ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner consistent with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal 2015 refers to the fiscal year beginning February 1, 2015 and ending January 30, 2016 and fiscal 2014 refers to the fiscal year beginning February 2, 2014 and ending January 31, 2015. Fiscal 2015 and fiscal 2014 both contain 52 weeks.
PRINCIPLES OF CONSOLIDATION
The consolidated financial statements include accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
MANAGEMENT ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates made by management in the accompanying consolidated financial statements relate to the valuation of accounts receivable and inventory balances, accruals for sales returns and allowances, long-lived asset impairments and deferred tax assets. Actual results could differ from those estimates.
CASH AND CASH EQUIVALENTS
All highly liquid investments with original maturities of three months or less are classified as cash and cash equivalents. The fair value of cash and cash equivalents approximates the amounts shown on the consolidated financial statements. Cash and cash equivalents consist of unrestricted cash in accounts maintained with major financial institutions.
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents. The Company reduces credit risk by placing its cash and cash equivalents with major financial institutions with high credit ratings. At times, such amounts may exceed federally insured limits.
ACCOUNTS RECEIVABLE
The Company’s accounts receivable consist primarily of trade receivables due from wholesale sales. Also included are credit card receivables and receivables due from consignment sales relating to the Company’s retail business segment. Generally, there are three to four days of retail sales transactions outstanding with third-party credit card vendors and approximately one to two weeks of consignment retail sales at any point in time. An allowance for doubtful accounts is determined through analysis of the aging of accounts receivable at the date of the consolidated financial statements, assessments of collectability based on an evaluation of historical and anticipated trends, the financial condition of the Company’s customers and an evaluation of the impact of economic conditions.
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
LOYALTY REWARDS PROGRAM
Perfumania and Perfumania.com offer a customer loyalty rewards program which allows members to earn points and other benefits for qualifying purchases. Points earned may be used by members to receive discounts on future purchases at our Perfumania stores or Perfumania.com website. The value of points earned by our loyalty rewards program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned. Revenue is recognized when points are redeemed by the customer. The value of points accrued as of January 30, 2016 was approximately $0.3 million. The value of points accrued as of January 31, 2015 was less than $0.1 million.
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
REVENUE RECOGNITION
Revenue from wholesale transactions is recognized when title passes, which occurs either upon shipment of products or delivery to the customer. Revenue from retail sales is recorded, net of discounts, at the point of sale for Perfumania stores, and for consignment sales, when sale to the ultimate customer occurs. Revenue from sales where we ship the merchandise to the customer from a store or distribution center and from Internet sales is recognized at the time products are delivered to customers. Shipping and handling revenue billed to customers is included as a component of net sales. Revenues are presented net of any taxes collected from customers and remitted to government agencies. Revenue from gift cards is recognized at the time of redemption. Returns of store and Internet sales are allowed within 30 days of purchase.
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
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
Selling, general and administrative expenses include payroll and related benefits for the Company's store operations, field management, distribution center, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for the Company's stores, distribution centers and corporate office; certain freight charges, advertising, consignment fees, sales promotion, royalties, insurance, supplies, professional fees and other administrative expenses.
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
Basic and diluted net (loss) income per common share are computed as follows:

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
	($ in thousands, except share and per share amounts)
Numerator:
Net (loss) income - basic and diluted	$(11,671)	$2,647
Denominator:
Weighted average number of common shares - basic	15,486,957	15,425,007
Incremental shares from assumed exercise of equity based awards	—	62,602
Weighted average number of common shares - diluted	15,486,957	15,487,609
Basic and diluted (loss) income per common share	$(0.75)	$0.17
In fiscal 2015 and 2014, 7,275,887 and 7,467,619 potential shares of common stock, respectively, relating to stock option awards and warrants were excluded from the diluted (loss) income per share calculation. The effect of including these potential shares was antidilutive due to the net loss in fiscal 2015 and because the exercise prices were greater than the average market price for fiscal 2014.
ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analysis, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Note 5 for a discussion of impairment charges for long-lived assets recorded in fiscal 2015 and 2014.

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
ADVERTISING AND PROMOTIONAL COSTS
Advertising and promotional costs for fiscal 2015 and fiscal 2014 was approximately $70.5 million and $66.4 million, respectively, and is charged to expense when incurred.
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
RECENT ACCOUNTING PRONOUNCEMENTS
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, Leases, which replaces the existing guidance in Accounting Standard Codification 840, Leases. ASU 2016-02 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018. ASU 2016-02 requires a dual approach for lessee accounting under which a lessee would account for leases as finance leases or operating leases. Both finance leases and operating leases will result in the lessee recognizing a right-of-use asset and corresponding lease liability.

For finance leases the lessee would recognize interest expense and amortization of the right-of-use asset and for operating leases the lessee would recognize straight-line total lease expense. The Company is currently assessing the new standard and its impact on its consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which modifies the presentation of noncurrent and current deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted ASU No. 2015-17 prospectively effective January 30, 2016. No prior periods were retrospectively adjusted.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The Company is currently assessing the new standard and its impact on its consolidated financial statements.

NOTE 3 - INVENTORIES
Inventories consisted of the following (in thousands):

	January 30, 2016	January 31, 2015
Raw materials and work in process	$29,178	$29,227
Finished goods	192,158	224,144
	$221,336	$253,371

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at January 30, 2016 and January 31, 2015 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying consolidated balance sheets as of January 30, 2016 and January 31, 2015:

		January 30, 2016			January 31, 2015
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,357	7,696	1,661	9,608	7,504	2,104
Customer relationships	10	5,171	1,982	3,189	5,171	1,465	3,706
Favorable leases	7	886	865	21	886	739	147
License agreements	3-5	16,313	14,640	1,673	16,413	11,243	5,170
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$78,996	$25,183	$53,813	$79,347	$20,951	$58,396

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
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $4.5 million and $4.4 million for fiscal years 2015 and 2014, respectively. The estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
2016	$1,884
2017	1,366
2018	986
2019	709
2020	684
Thereafter	915
$6,544

NOTE 5 - PROPERTY AND EQUIPMENT
Property and equipment consisted of (in thousands):

	January 30, 2016	January 31, 2015	Estimated Useful Lives (In Years)
Buildings and improvements	$26,325	$25,490	Lesser of useful life or lease term
Furniture and fixtures	34,599	30,321	5-7
Machinery and equipment	8,432	8,354	3-7
	69,356	64,165
Less:
Accumulated depreciation	(43,464)	(39,525)
	$25,892	$24,640

Depreciation and amortization expense on property and equipment for fiscal 2015 and fiscal 2014 was $6.3 million and $6.0 million, respectively which included depreciation expense relating to building and equipment under capital leases of $0.2 million and $0.1 million for fiscal 2015 and 2014, respectively. Accumulated depreciation for building and equipment under capital leases was $0.2 million at January 30, 2016 and $0.3 million at January 31, 2015. Net assets under capital leases were $0.2 million and $0.4 million at January 30, 2016 and January 31, 2015, respectively.
During fiscal 2015 and 2014, the Company recorded noncash impairment charges of approximately $1.0 million and $0.6 million, respectively, to reduce the net carrying value of certain retail store assets (primarily leasehold improvements) to their estimated fair value, which was determined based on discounted expected future cash flows. Lower than expected operating cash flow performance relative to the affected assets and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable. These asset impairment charges are included in asset impairment in the accompanying consolidated statements of operations. See Note 13 for further discussion of capital leases.

NOTE 6 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s common stock as of January 30, 2016, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.
See Note 8 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC, ("Cloudbreak") a manufacturer and distributor of prestige fragrances. The Company has purchased merchandise from the Lighthouse Companies and Cloudbreak, respectively.
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's common stock as of January 30, 2016, excluding shares issuable upon conversion of certain warrants. See disclosure of merchandise purchases in the table below.
The Company sells merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba.  Net sales to Reba during fiscal 2015 and 2014 were approximately $2.9 million and $1.6 million, respectively. The balance due from Reba as of January 30, 2016 and January 31, 2015 was approximately $0.2 million and $0.3 million, respectively, and is included in accounts receivable, net of allowances, on the accompanying consolidated balance sheets. The Company also purchased certain merchandise from Reba during fiscal 2015 and 2014. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying consolidated balance sheets. Transactions for merchandise purchases with these related companies during fiscal 2015 and 2014 were as follows:

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015	Balance Due January 30, 2016	Balance Due January 31, 2015
Lighthouse Companies	$17	$1,602	$134	$128
Jacavi	17,813	14,864	29	(4)
Quality King	68	152	(9)	4
Cloudbreak	—	831	18	18
Reba	3,235	2,194	90	98
	$21,133	$19,643	$262	$244

On May 1, 2014, pursuant to a termination and trademark license agreement and in consideration for $0.1 million, the Company acquired the license for Isaac Mizrahi fragrances and related products from Cloudbreak. The license agreement had a three-year term with applicable renewal options; however, the Company and the licensor mutually agreed to terminate the license effective January 1, 2016. The Company had a credit of $0.3 million for advance royalty payments which was paid by Cloudbreak to the licensor, and which the Company utilized during fiscal 2015.
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
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2015 and 2014, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at January 30, 2016 and January 31, 2015.
Quality King occupies a leased 560,000 square foot facility in Bellport, New York. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of January 30, 2016, the monthly current sublease payments are approximately $233,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $2.7 million and $2.6 million during fiscal 2015 and 2014, respectively.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third-party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During fiscal 2015 and 2014, the expenses charged under these arrangements to the Company were $1.0 million and $0.3 million, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million and $0.1 million at January 30, 2016 and January 31, 2015, respectively.
On April 18, 2012, Parlux, Artistic Brands Development LLC ("Artistic Brands") (a company controlled by Rene Garcia), Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. The Company paid $0.3 million and $0.6 million of royalties pursuant to the sublicense agreement during fiscal 2015 and fiscal 2014, respectively.
On January 8, 2016, the Company and Parlux filed a lawsuit against S. Carter Enterprises, LLC, and Shawn C. Carter, who is the beneficial owner of 10% of the Company’s common stock, in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described above and related agreements by not acting timely or in good-faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief. The licensor and the artist have not yet formally answered the lawsuit.  The licensor and the artist have expressed an interest in attempting to resolve the lawsuit, but no agreement has yet been reached. In the meantime, the Company intends vigorously to pursue its claims.

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	January 30, 2016	January 31, 2015
Payroll and related	$7,939	$7,559
Customer allowances	4,691	3,988
Advertising, promotion and royalties	8,592	5,973
Taxes other than income taxes	585	1,177
Deferred tax liabilities	—	978
Insurance	1,263	1,234
Other	10,135	7,345
	$33,205	$28,254

NOTE 8 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following (in thousands):

	January 30, 2016	January 31, 2015
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company's assets	$13,078	$37,561
Subordinated notes payable-affiliates	125,366	125,366
	138,444	162,927
Less current portion	—	—
Total long-term debt	$138,444	$162,927

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s eligible credit card and trade receivables and inventory, which availability may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. As of January 30, 2016, the Company had a borrowing availability of $93.5 million, which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of January 30, 2016, the interest rate on LIBOR Rate borrowings was 2.38% and the interest rate on base rate borrowings was 4.50%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of January 30, 2016.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. As a result of the April 2014 amendment to the Senior Credit Facility discussed above, these notes were amended and no principal payments may be made on any of these notes until three months after the Senior Credit Facility's new termination date of April 25, 2019. Interest expense on these notes was approximately $5.3 million and $5.8 million for fiscal 2015 and 2014, respectively, and is included in interest expense on the accompanying consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at January 30, 2016 and January 31, 2015 on the Nussdorf Trust Notes, the Quality King Note, and the 2004 Note was approximately $44.8 million and $39.5 million, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 30, 2016 and January 31, 2015, respectively.

NOTE 9 - INCOME TAXES
The income tax provision (benefit) is comprised of the following amounts (in thousands):

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Current:
Federal	$22	$251
State and local	429	296
Foreign	—	—
	451	547
Deferred:
Federal	(3,620)	1,066
State and local	(531)	188
Foreign	697	(144)
	(3,454)	1,110
Income tax (benefit) provision	(3,003)	1,657
Valuation allowance adjustment	3,454	(1,110)
Income tax provision	$451	$547

The income tax provision (benefit) differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
(Benefit) provision at Federal statutory rates	$(3,927)	$1,118
Permanent adjustments	91	47
State tax, net of Federal	(203)	415
Change in valuation allowance	3,454	(1,111)
Prior year adjustments	1,033	134
Foreign rate differential	3	(59)
Other	—	3
Income tax provision	$451	$547

Net deferred tax liabilities, which are included in other long-term liabilities on the accompanying consolidated balance sheets as of January 30, 2016 and January 31, 2015, reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

	January 30, 2016	January 31, 2015
Assets:
Net operating loss and tax credit carryforwards	$11,625	$7,142
Foreign net operating loss carryforwards	2,432	3,129
Inventories	6,293	7,862
Property and equipment	5,972	8,810
Accounts receivable allowances	260	295
Goodwill and intangibles	102	194
Accrued interest	10,381	8,744
Deferred rent	3,489	3,481
Accrued expenses	4,139	3,382
Share-based compensation	3,021	2,933
Other	2,816	2,566
Total deferred tax assets	50,530	48,538
Valuation allowance	(49,203)	(45,749)
Net deferred tax assets	1,327	2,789
Liabilities:
Tradename	(3,400)	(3,400)
Intangibles	(1,327)	(2,789)
Total deferred tax liabilities, net	$(3,400)	$(3,400)

Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment resulting from the decline in general economic conditions and consumer confidence at the time, and the uncertainty as to when conditions will improve enough to enable the Company to utilize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets. The lack of practical tax-planning strategies available in the short-term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s Federal and state net deferred tax assets was necessary. In fiscal 2015, the valuation allowance increased by $3.5 million and in fiscal 2014, the valuation allowance decreased by approximately $1.1 million, respectively. For U.S. Federal and State income tax purposes, the Company generated a taxable loss which will be carried forward and available to reduce future taxable income but also increased other deferred tax assets due to the reversal of certain temporary differences. Overall, the Company’s deferred tax assets net with deferred tax liabilities, and before being reduced by the valuation allowance, increased.
As of January 30, 2016 and January 31, 2015, the Company had a deferred tax liability of approximately $3.4 million related to a tradename. Due to the uncertainty of when this deferred tax liability will be recognized, the Company was not able to offset its total deferred tax assets with this deferred tax liability. The deferred tax liability is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 30, 2016 and January 31, 2015.
Based on available evidence, management concluded that a valuation allowance should be maintained against the Company’s deferred tax assets as of January 30, 2016 and January 31, 2015. If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carryforward period, the Company would reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.
As of January 30, 2016 and January 31, 2015, the Company’s United States and Puerto Rico net operating loss carryforwards, which approximate $29.6 million and $23.0 million, respectively, begin to expire in fiscal years 2030 and 2018, respectively. The Company has approximately $60.1 million of net operating loss carryforwards in various states expiring from 2016 through 2035 and may be subject to certain annual limitations.
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
GAAP prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. GAAP also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of January 30, 2016 and January 31, 2015, there was a liability of $1.2 million and $1.1 million, respectively, recorded for income tax associated with unrecognized tax benefits.
The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties were $0.9 million as of January 30, 2016 and January 31, 2015, respectively.
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next twelve months, were (in thousands):

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Unrecognized tax benefits	$1,219	$1,079
Portion if recognized would reduce tax expense and effective rate	1,219	1,079
Accrued interest on unrecognized tax benefits	717	647
Accrued penalties on unrecognized tax benefits	220	244

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Balance at beginning of year	$1,079	$1,007
Additions for tax positions of the current year	162	71
Additions for tax positions of prior years	82	30
Reductions for tax positions of prior years	(104)	(29)
Balance at end of year	$1,219	$1,079
The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.
The Company conducts business throughout the United States, Puerto Rico, Brazil and the U.S. Virgin Islands and, as a result, files income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2005. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is currently under examination by one jurisdiction; however, management does not expect any significant liability to result.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of January 30, 2016, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.

The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of January 30, 2016 and January 31, 2015:

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 30, 2016	Level 1	Level 2	Level 3	Total Impairment Losses - Year Ended January 30, 2016
Property and Equipment (in thousands)	$—	$—	$—	$—	$1,032

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 31, 2015	Level 1	Level 2	Level 3	Total Impairment Losses - Year Ended January 31, 2015
Property and Equipment (in thousands)	$—	$—	$—	$—	$644
In fiscal 2015 and 2014, the Company recorded noncash impairment charges of approximately $1.0 million and $0.6 million, respectively, to reduce the net carrying value of certain retail store assets to their estimated fair value of $0, which was based on discounted estimated future cash flows.

NOTE 11 - SHAREHOLDERS’ EQUITY
PREFERRED STOCK
The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 30, 2016, no preferred stock had been issued.
TREASURY STOCK
As of January 30, 2016, the Company had repurchased 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2015 or fiscal 2014.
WARRANTS
In connection with the Parlux acquisition, the Company issued warrants for an aggregate of 4,805,304 shares of our common stock at an exercise price of $8.00 per share. See further discussion at Note 6 of these consolidated financial statements.
In connection with the Company's merger with a predecessor company on August 11, 2008, the Company issued warrants to purchase an additional 1,500,000 shares of our common stock with an exercise price per share of $23.94. These warrants became exercisable effective August 11, 2011 and will be exercisable until August 11, 2018.
STOCK OPTION PLANS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 1,961,898 shares of common stock were reserved for issuance as of January 30, 2016. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of January 30, 2016, 829,252 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the fiscal year ended January 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2015	1,230,253	$8.43
Granted	25,000	4.32
Exercised	(17,387)	3.27
Forfeited	(261,950)	9.93
Outstanding as of January 30, 2016	975,916	$8.01	6.2	$—
Vested and expected to vest as of January 30, 2016	944,662	$8.02	6.1	$—
Exercisable as of January 30, 2016	944,662	$8.02	6.1	$—

The following is a summary of stock warrants activity during the fiscal year ended January 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 31, 2015	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of January 30, 2016	6,299,971	$11.80	2.4	$—
Vested and expected to vest as of January 30, 2016	6,299,971	$11.80	2.4	$—
Exercisable as of January 30, 2016	6,299,971	$11.80	2.4	$—

Share-based compensation expense was $0.3 million and $1.0 million during fiscal 2015 and 2014, respectively.
The fair value for stock options issued during the fiscal years ended January 30, 2016 and January 31, 2015 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Expected life (years)	5	5
Expected stock price volatility	86.0% - 88.9%	91.0% - 92.0%
Risk-free interest rates	1.6% - 1.7%	1.3% - 1.6%
Expected dividend yield	0%	0%

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
The weighted average estimated fair values of options granted during fiscal years 2015 and 2014 were $2.96 and $3.99 per share, respectively. As of January 30, 2016, there was less than $0.1 million of unrecognized compensation expense related to non-vested outstanding stock options. These costs are expected to be recognized over a weighted-average period of 1 year. The aggregate intrinsic value of options exercised during fiscal 2015 and 2014 was $42,000 and $288,000, respectively. Cash received from option exercises during fiscal 2015 and 2014 was $57,000 and $396,000, respectively.

NOTE 12 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Savings and Investment Plan (the “Plan”) for its various subsidiaries. Pursuant to the Plan, the participants may make contributions to the Plan in varying amounts from 1% to 100% of total compensation, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the Plan, and the Company’s matching contributions vest over a one to four year period. The Company did not match contributions to the Plan during fiscal 2015 and 2014.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
MEDICAL INSURANCE
The Company self-insures employees for employee medical benefits under the Company’s group health plan. As of January 30, 2016, the Company maintains stop loss coverage for individual medical claims in excess of $125,000 and for annual Company medical claims which exceed approximately $4.3 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of January 30, 2016. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at January 30, 2016 and January 31, 2015 was approximately $0.6 million and $0.5 million, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
LEASES AND RETAIL STORE RENT
Total rent expense for warehouse space and equipment charged to operations for fiscal 2015 and fiscal 2014 was $4.6 million and $4.4 million, respectively. This includes payments of warehouse rent to Quality King.
The Company subleases office and warehouse facility from Quality King in Bellport, New York at a rate which is currently $2.8 million per year with an annual escalation of 3%. This sublease expires September 2027. The Company also leases a warehouse facility in Keasby, New Jersey and administrative office space in Ft. Lauderdale, Florida. The lease in Keasby expires in September 2020. The Ft. Lauderdale lease expires in January 2022. The Company also leases administrative office space in New York City. This lease expires in February 2021.
The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.
Retail store rent expense in fiscal 2015 and 2014 were as follows (in thousands):

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
Minimum rentals	$31,263	$30,356
Contingent rentals	1,018	1,481
Total	$32,281	$31,837

Aggregate future minimum rental payments under the above operating leases at January 30, 2016 are payable as follows (in thousands):

Fiscal Year
2016	$31,919
2017	27,995
2018	22,067
2019	16,062
2020	11,887
Thereafter	44,133
$154,063

The Company’s capitalized leases are for a building in Sunrise, Florida, and computer hardware and software. The lease for the Florida building expires December 2017 with monthly rent of approximately $104,000 during the remaining term of the lease. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at January 30, 2016 (in thousands):

Fiscal Year
2016	$1,506
2017	1,306
Total future minimum lease payments (1)	2,812
Less: Amount representing interest	(341)
Present value of minimum lease payments	2,471
Less: Current portion	(1,248)
$1,223

(1)	Minimum payments have not been reduced by minimum sublease rentals of approximately $1.1 million due in the future under noncancelable subleases.
ADVERTISING AND ROYALTY OBLIGATIONS
The Company is party to license agreements with unaffiliated licensors. Obligations under license agreements relate to royalty payments and required advertising and promotional spending levels for the Company's products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Minimum guaranteed royalty payments and required minimums for advertising and promotional spending have been included in the table below. Actual royalty payments and advertising and promotional spending could be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected below. Royalty expense was $18.1 million and $16.4 million for fiscal 2015 and fiscal 2014, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at January 30, 2016 are payable as follows (in thousands):

Fiscal Year	Royalty Payments	Advertising Obligations	Total
2016	$16,033	$28,544	$44,577
2017	15,702	29,800	45,502
2018	10,409	19,573	29,982
2019	2,872	7,400	10,272
2020	2,151	7,500	9,651
Thereafter	248	—	248
	$47,415	$92,817	$140,232
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

	Fiscal Year Ended January 30, 2016	Fiscal Year Ended January 31, 2015
	(in thousands)
Net sales:
Retail	$293,395	$344,544
Wholesale	248,569	239,411
	$541,964	$583,955
Gross profit:
Retail	$147,468	$164,460
Wholesale	110,156	106,664
	$257,624	$271,124

	January 30, 2016	January 31, 2015
Total assets:
Wholesale	$636,924	$608,119
Retail	372,651	353,356
	1,009,575	961,475
Eliminations (a)	(658,529)	(575,243)
Consolidated assets	$351,046	$386,232

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

Sales to wholesale customers in foreign countries during fiscal 2015 and 2014 were $34.5 million and $34.4 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at January 30, 2016.

Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 30, 2016, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, our management concluded that, as of January 30, 2016, our internal control over financial reporting was effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2015 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our officers and directors are:

•
Stephen Nussdorf - Age 65. Mr. Nussdorf was appointed Chairman of our Board of Directors in February 2004 and Executive Chairman of the Board of Directors in April 2011. Mr. Nussdorf is also an executive officer of Quality King Distributors, Inc. (“Quality King”), a privately held distributor of pharmaceuticals and health and beauty care products, and he was, until our merger with Model Reorg, Inc. in August 2008 (the “Merger”), President and a Director of Model Reorg, a privately held distributor of fragrance products. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served in various capacities in all divisions of their businesses. Mr. Nussdorf brings to the Board critical insights into the consumer product and wholesale markets in which we operate. He is an experienced business leader with the vision and skills appropriate to serve as Executive Chairman of our Board, and the Board has benefited from his perspectives and leadership.

•
Michael W. Katz - Age 68. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; he is primarily responsible for overseeing administration, finance, operations, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Perfumania Holdings, Inc. and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg. Mr. Katz is a Certified Public Accountant. Mr. Katz's strong executive leadership, financial and management experience, business acumen and knowledge of our suppliers, customers and channels of distribution are highly valued by the Board.

•
Donna Dellomo - Age 51. Ms. Dellomo was appointed Vice President in September 2012 and has been our Chief Financial Officer since the merger with Model Reorg. Before that, she had served as Chief Financial Officer of Model Reorg since February 1998. Before joining Model Reorg, Ms. Dellomo was Corporate Controller for Cybex International, Inc., a public company. Ms. Dellomo is a Certified Public Accountant.

•
Joseph Bouhadana - Age 45. Mr. Bouhadana was appointed a Director in September 2002. Mr. Bouhadana is Vice President Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries. He served as Corporate Director of Technology for INTCOMEX from January 2005 to February 2013 and as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana's strong technical and operational skills are an important asset to our Board. He also serves on the Audit, Compensation and Stock Option Committees, to which he makes valuable contributions.

•
Paul Garfinkle - Age 75. Mr. Garfinkle joined our Board of Directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm's most significant clients. He also served for many years as a member of the firm's board of directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle has extensive experience in the areas of accounting, finance, audit, and taxation and valuable knowledge of financial and regulatory reporting requirements. He serves as Chair of the Board's Audit Committee where his leadership and independence serve the company well. He was appointed to the Compensation Committee on December 7, 2015.

•
Glenn H. Gopman - Age 60. Mr. Gopman became a director in April 2012, upon our acquisition of Parlux. Mr. Gopman is a Certified Public Accountant and had served as an independent director of Parlux since October 1995. Mr. Gopman holds AICPA credentials as a Chartered Global Management Accountant and Personal Financial Specialist. Since 2003, Mr. Gopman has been an owner or partner of an independent certified public accounting practice. He is presently a partner with the public accounting firm of Stroemer & Company, LLC. Until 2013, he was a principal stockholder in the public accounting firm of Levi & Gopman, P.A. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP and before that, Mr. Gopman was a principal stockholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Gopman is an officer and director of The Hebrew Free Loan Association of South Florida, Inc., a non-profit organization. Mr. Gopman possesses extensive accounting experience as a Certified Public Accountant practicing in the area of public accounting, which provides the Board of Directors with his valuable experience counseling companies with respect to the implementation and impact of accounting policies, and the use of management judgment and estimates regarding such accounting policies. He was appointed to the Compensation Committee on January 10, 2013 and to the Audit Committee on December 7, 2015.

Code of Ethics
We have adopted a Code of Business Conduct and Ethics that applies to all our Directors, officers and employees and is available free of charge by contacting us at (631) 866-4100. This includes a “code of ethics,” as defined by Securities and Exchange Commission rules, that applies to our Directors and senior financial officers, including our Chief Executive Officer and Chief Financial Officer. If we make any substantive amendment to the code of ethics or grant any waiver from any of its provisions, we will disclose the nature of such amendment or waiver in a report on Form 8-K.
Audit Committee
For the fiscal year ended January 30, 2016, Joseph Bouhadana, Paul Garfinkle (Chairman) and Glenn Gopman, all of whom are independent, as defined by Nasdaq Stock Market rules, were the members of our Audit Committee. The board of directors has determined that Mr. Garfinkle and Mr. Gopman are "audit committee financial experts" as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of any class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such equity securities. Based upon a review of such forms furnished to us or representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2015, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
The following sets forth information concerning compensation for fiscal 2015 and fiscal 2014 for our Executive Chairman, Chief Executive Officer and Chief Financial Officer (the “Named Executive Officers”).

2015 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards $ (1)	All Other Compensation ($) (2)	Total ($)
Stephen Nussdorf	2015	307,220	—	—	—	307,220
(Executive Chairman)	2014	301,147	—	—	23,124	324,271

Michael W. Katz	2015	346,123	—	—	15,000	361,123
(President and Chief Executive Officer)	2014	340,400	—	392,650	15,000	748,050

Donna L. Dellomo	2015	416,313	—	—	12,300	428,613
(Vice President and Chief Financial Officer)	2014	413,200	—	—	12,300	425,500

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
(2) All other compensation consists of a car lease for Mr. Nussdorf, a car allowance for Mr. Katz and a car and cellular phone allowance for Ms. Dellomo.

Outstanding Equity Awards at Fiscal Year-End 2015
The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2015.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen Nussdorf	250,000	—	9.26	04/02/2022
Michael W. Katz	150,000	—	9.26	04/02/2022
	100,000	—	5.60	01/25/2025
Donna L. Dellomo	35,000	—	4.79	10/29/2018
	48,750	16,250	9.26	04/02/2022

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
Generally, upon a termination of employment for any reason, each Named Executive Officer would be entitled to receive a cash payment of the Named Executive Officer’s base salary through the date of termination, to the extent not paid, any accrued but unused vacation pay and any unreimbursed business expenses. Perfumania may, in its sole discretion, depending upon the circumstances of the termination of employment, pay the terminated Named Executive Officer severance in such amount as then determined by the Compensation Committee.

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

Neither Mr. Nussdorf nor Mr. Katz receives any compensation for his service as a director.
The following table sets forth certain information regarding the compensation of our nonemployee directors for their service as such for fiscal 2015:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)(2)	Total ($)
Joseph Bouhadana	33,000	12,365	45,365
Paul Garfinkle	35,000	12,365	47,365
Glenn H. Gopman	27,500	12,365	39,865
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
(2) As of January 30, 2016, Perfumania’s nonemployee directors held outstanding stock options in the following amounts: Joseph Bouhadana (49,000); Paul Garfinkle (49,000) and Glenn H. Gopman (37,999).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of January 30, 2016, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by stockholders	975,916	$8.01	1,132,646
Equity compensation plans not approved by stockholders	—	—	—
Total	975,916	$8.01	1,132,646

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
The following table shows the amount of common stock beneficially owned as of January 30, 2016 by: (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by Perfumania to beneficially own more than 5% of Perfumania’s outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, New York 11713.

Name of Beneficial Owner	Total Number of Shares Beneficially Owner (1)		Percent of Class
Principal Shareholders
Stephen and Glenn Nussdorf	7,134,352	(2)	42.9%
Arlene Nussdorf	2,189,201	(3)	13.7%
Rene Garcia	4,364,991	(4)	24.7%
Shawn C. Carter	1,726,450	(5)	10.0%

Other Directors and Executive Officers
Michael W. Katz	259,127	(6)	1.6%
Donna L. Dellomo	83,750	(7)	*
Joseph Bouhadana	49,000	(8)	*
Paul Garfinkle	49,000	(9)	*
Glenn H. Gopman	59,431	(10)	*
All directors and executive officers as a group (6 persons)	7,634,660	(11)	44.6%

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

(2)
Stephen Nussdorf beneficially owns his shares with his brother Glenn Nussdorf. Includes (a) 250,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 30, 2016 (b) 443,757 shares issuable upon exercise of warrants held by each of Stephen and Glenn Nussdorf and (c) 133,333 shares owned by their mother.

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

(6)	Includes 250,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 30, 2016.
(7)	Includes 83,750 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 30, 2016.
(8)	Includes 49,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 30, 2016.
(9)	Includes 49,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 30, 2016.
(10)	Includes 37,999 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable with 60 days of January 30, 2016.
(11)
Includes (a) 719,749 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 30, 2016 and (b) warrants to purchase 887,514 shares of common stock.

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
The Company's Board of Directors has determined that Joseph Bouhadana, Paul Garfinkle and Glenn H. Gopman are independent, as defined by Nasdaq Stock Market rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by CohnReznick LLP for fiscal 2015 and 2014 are as follows.

Fees	Fiscal 2015	Fiscal 2014
Audit Fees (1)	$562,500	$550,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$562,500	$550,000

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

An index to financial statements for the fiscal periods ended January 30, 2016 and January 31, 2015 appears on page 24.

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

Perfumania Holdings, Inc.

By: /s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ DONNA L. DELLOMO
Donna L. Dellomo, Vice President and Chief Financial Officer
(Principal Accounting Officer)

Date:	April 29, 2016
Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ MICHAEL W. KATZ	President and Chief Executive Officer, Director	April 29, 2016
Michael W. Katz	(Principal Executive Officer)

/s/ STEPHEN NUSSDORF	Executive Chairman of the Board of Directors	April 29, 2016
Stephen Nussdorf

/s/ DONNA L. DELLOMO	Vice President and Chief Financial Officer	April 29, 2016
Donna L. Dellomo	(Principal Accounting Officer)

/s/ JOSEPH BOUHADANA	Director	April 29, 2016
Joseph Bouhadana

/s/ PAUL GARFINKLE	Director	April 29, 2016
Paul Garfinkle

/s/ GLENN H. GOPMAN	Director	April 29, 2016
Glenn H. Gopman

EXHIBIT	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed July 2, 2009).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, filed April 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed April 19, 2012).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-179124)).

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