Form 10-Q
period 2016-04-30
Perfumania Holdings, Inc.
filed 2016-06-14
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 30, 2016 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 13, 2016, there were 15,493,763 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 30, 2016	January 30, 2016
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,887	$5,640
Accounts receivable, net of allowances of $3,226 and $1,233 as of April 30, 2016 and January 30, 2016, respectively	32,496	29,602
Inventories	213,849	221,336
Prepaid expenses and other current assets	9,731	9,862
Total current assets	258,963	266,440
Property and equipment, net	25,046	25,892
Goodwill	38,769	38,769
Intangible and other assets, net	18,729	19,945
Total assets	$341,507	$351,046
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$34,094	$32,175
Accounts payable-affiliates	180	300
Accrued expenses and other liabilities	28,298	33,205
Current portion of obligations under capital leases	1,288	1,248
Total current liabilities	63,860	66,928
Revolving credit facility	12,089	13,078
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	898	1,223
Other long-term liabilities	61,694	60,474
Total liabilities	263,907	267,069
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of April 30, 2016 and January 30, 2016, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,392,012 shares issued as of April 30, 2016 and January 30, 2016	164	164
Additional paid-in capital	221,993	221,961
Accumulated deficit	(135,980)	(129,571)
Treasury stock, at cost, 898,249 shares as of April 30, 2016 and January 30, 2016	(8,577)	(8,577)
Total shareholders’ equity	77,600	83,977
Total liabilities and shareholders’ equity	$341,507	$351,046

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
Net sales	$105,139	$128,210
Cost of goods sold	53,370	65,732
Gross profit	51,769	62,478
Operating expenses:
Selling, general and administrative expenses	53,928	58,192
Share-based compensation expense	32	100
Depreciation and amortization	2,511	2,619
Total operating expenses	56,471	60,911
(Loss) income from operations	(4,702)	1,567
Interest expense	(1,707)	(1,732)
Loss before income tax provision	(6,409)	(165)
Income tax provision	—	—
Net loss	$(6,409)	$(165)
Net loss per common share:
Basic and diluted	$(0.41)	$(0.01)

Weighted average number of common shares outstanding:
Basic and diluted	15,493,763	15,476,661

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 30, 2016	16,392,012	$164	$221,961	$(129,571)	898,249	$(8,577)	$83,977
Share-based compensation expense	—	—	32	—	—	—	32
Net loss	—	—	—	(6,409)	—	—	(6,409)
Balance at April 30, 2016	16,392,012	$164	$221,993	$(135,980)	898,249	$(8,577)	$77,600
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
Cash flows from operating activities:
Net loss	$(6,409)	$(165)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	86	86
Depreciation and amortization	2,511	2,619
Provision (recovery) for losses on accounts receivable	1,787	(303)
Share-based compensation	32	100
Changes in operating assets and liabilities:
Accounts receivable	(4,681)	(12,284)
Inventories	7,487	10,171
Prepaid expenses and other assets	405	(554)
Accounts payable	1,919	480
Accounts payable-affiliates	(120)	(127)
Accrued expenses and other liabilities and other long-term liabilities	(3,687)	(1,422)
Net cash used in operating activities	(670)	(1,399)
Cash flows from investing activities:
Additions to property and equipment	(809)	(1,766)
Net cash used in investing activities	(809)	(1,766)
Cash flows from financing activities:
Net (repayments) borrowings under bank line of credit	(989)	3,617
Principal payments under capital lease obligations	(285)	(247)
Proceeds from exercise of stock options	—	1
Net cash (used in) provided by financing activities	(1,274)	3,371
Net (decrease) increase in cash and cash equivalents	(2,753)	206
Cash and cash equivalents at beginning of period	5,640	1,533
Cash and cash equivalents at end of period	$2,887	$1,739

Supplemental Information:
Cash paid during the period for:
Interest	$214	$261
Income taxes	$109	$491
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and Subsidiaries (the "Company") as of January 30, 2016, which has been derived from our audited financial statements as of and for the year ended January 30, 2016, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen weeks ended April 30, 2016 (also referred to as the "first quarter of fiscal 2016") are not necessarily indicative of results to be expected for the full fiscal year.
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
Our wholesale businesses include QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as CVS, Kohl's, Marshalls, Nordstrom Rack, Ross Stores, Sears, Target, Wal-Mart and Walgreens.The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, including Belk, Bon Ton, Boscovs, Dillards, Lord & Taylor, Macy's and Stage Stores, international distributors, on military bases throughout the United States, by QFG and through the Company's retail business which is discussed below. Parlux also fulfills a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and which is sold exclusively in Perfumania's retail stores. All manufacturing operations of Parlux and Five Star are outsourced.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of April 30, 2016, Perfumania operated a chain of 303 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates a national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,950 stores, including approximately 900 Kmart locations nationwide. Its other retail customers include Bealls, K & G and Steinmart.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
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
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and must be applied on a retrospective basis with early adoption permitted. This guidance did not have a material impact on the Company's consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers. The update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. ASU 2014-09 requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB approved a one year deferral of the effective date, to make it effective for annual and interim reporting periods beginning after December 15, 2017. The standard allows for either a full retrospective or a modified retrospective transition method. The guidance is not expected to have a material impact on the Company's consolidated financial statements.

NOTE 3 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's accounts receivable consist primarily of trade receivables due from wholesale customers. In May 2016, a Panama based customer of Parlux that distributes in certain Latin American countries was placed on the Specially Designated Nationals list by the Office of Foreign Assets Control of the U.S. Treasury Department. As a result, the customer's assets have been frozen and any dealings between U.S. companies, including Parlux, and the customer have been prohibited. Accordingly, management has reserved the outstanding accounts receivable balance from the customer of approximately $1.7 million as of April 30, 2016 due to the uncertainty of future collection of this receivable.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at April 30, 2016 and January 30, 2016 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of April 30, 2016 and January 30, 2016:

		April 30, 2016			January 30, 2016
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,357	7,793	1,564	9,357	7,696	1,661
Customer relationships	10	5,171	2,111	3,060	5,171	1,982	3,189
Favorable leases	7	886	886	—	886	865	21
License agreements	3-5	16,313	15,250	1,063	16,313	14,640	1,673
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$78,996	$26,040	$52,956	$78,996	$25,183	$53,813

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand to determine its fair value. There were no triggering events during the thirteen weeks ended April 30, 2016 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $0.9 million and $1.1 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. As of April 30, 2016, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2016	$1,027
2017	1,366
2018	986
2019	709
2020	684
2021	682
Thereafter	233
$5,687

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 2,194,305 shares of common stock were reserved for issuance as of April 30, 2016. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of April 30, 2016, 774,252 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the thirteen weeks ended April 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 30, 2016	975,916	$8.01
Granted	10,000	2.86
Exercised	—	—
Forfeited	(150,331)	7.89
Outstanding as of April 30, 2016	835,585	$7.97	6.1	$—
Vested and expected to vest as of April 30, 2016	835,585	$7.97	6.1	$—
Exercisable as of April 30, 2016	813,081	$8.07	6.1	$—

The following is a summary of stock warrants activity during the thirteen weeks ended April 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 30, 2016	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of April 30, 2016	6,299,971	$11.80	2.1	$—
Vested as of April 30, 2016	6,299,971	$11.80	2.1	$—
Exercisable as of April 30, 2016	6,299,971	$11.80	2.1	$—

Share-based compensation expense was less than $0.1 million and $0.1 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	April 30, 2016	January 30, 2016
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$12,089	$13,078
Subordinated notes payable-affiliates	125,366	125,366
	137,455	138,444
Less current portion	—	—
Total long-term debt	$137,455	$138,444

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain excess availability under the facility of at least $10 million. As of April 30, 2016, the Company had $78.6 million of net availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of April 30, 2016, the interest rate on LIBOR Rate borrowings was 2.4% and the interest rate on base rate borrowings was 4.5%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of April 30, 2016.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.5 million and $1.3 million for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at April 30, 2016 and January 30, 2016 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $46.3 million and $44.8 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of April 30, 2016 and January 30, 2016, respectively.

NOTE 7 - ACCOUNTING FOR INCOME TAXES
The Company conducts business throughout the United States, Puerto Rico, Brazil and the United States Virgin Islands and, as a result, files income tax returns in the U.S. Federal and various state jurisdictions, Puerto Rico and the United States Virgin Islands. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2008. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating losses for the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively, since the Company has pre-tax losses for those periods.
During the thirteen weeks ended April 30, 2016, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in the income tax provision in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of April 30, 2016 and January 30, 2016 was not significant.
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
During the thirteen weeks ended April 30, 2016 and May 2, 2015 there were 7,135,556 and 7,516,492, respectively, potentially dilutive shares of common stock related to stock options and warrants which were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

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
As of April 30, 2016, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen weeks ended April 30, 2016 and May 2, 2015.
The fair values of the Company’s assets and liabilities that qualify as financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and short-term debt are carried at cost, which approximates fair value due to the short-term maturity of these instruments. The reported amounts of long-term obligations approximate fair value, given management’s evaluation of the instruments’ current rates compared to market rates of interest and other factors.

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

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s outstanding common stock as of April 30, 2016, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
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
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's outstanding common stock as of April 30, 2016, excluding shares issuable upon exercise of certain warrants. See disclosures of merchandise purchases in the table below.
The Company sells merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba. Net sales to Reba were approximately $0.7 million and $1.3 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The balance due from Reba as of April 30, 2016 and January 30, 2016 was approximately $0.6 million and $0.2 million, respectively, and is included in accounts receivable, net of allowances, on the accompanying condensed consolidated balance sheets. The Company also purchased certain merchandise from Reba during the thirteen weeks ended April 30, 2016 and May 2, 2015.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen weeks ended April 30, 2016 and May 2, 2015 were as follows (in thousands):

	Total Purchases Thirteen Weeks Ended April 30, 2016	Total Purchases Thirteen Weeks Ended May 2, 2015	Balance Due April 30, 2016	Balance Due January 30, 2016

Lighthouse Companies	$—	$—	$117	$134
Jacavi	1,449	1,574	(2)	29
Quality King	13	31	—	(9)
Cloudbreak	—	—	18	18
Reba	122	408	2	90
	$1,584	$2,013	$135	$262

Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. There were no payments to GSN during the thirteen weeks ended April 30, 2016. During the thirteen weeks ended May 2, 2015, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at April 30, 2016 or January 30, 2016.
Quality King leases a 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of April 30, 2016, the monthly current sublease payments are approximately $226,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $0.7 million during the thirteen weeks ended April 30, 2016 and May 2, 2015.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.2 million and $0.5 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at April 30, 2016 and January 30, 2016.
On April 18, 2012, Parlux, Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia), Shawn Carter and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. No royalties have been paid during the thirteen weeks ended April 30, 2016. During the thirteen weeks ended May 2, 2015, the Company paid $0.3 million of royalties pursuant to the sublicense agreement.
On January 8, 2016, the Company and Parlux filed a lawsuit against S. Carter Enterprises, LLC and Shawn C. Carter, who is the beneficial owner of 10% of the Company’s common stock, in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described above and related agreements by not acting timely or in good-faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief. On May 6, 2016, the defendants filed an answer in the nature of a general denial, with a counterclaim for inter alia amounts allegedly due to them under the license agreements in the amount of approximately $2.7 million. The Company has filed a reply to that counterclaim in the nature of a general denial. Discovery has commenced. No schedule has been set for the case. The Company intends to vigorously pursue its claims and to defend the counterclaim.

NOTE 12 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the SOW consignment business and the Company’s internet site, Perfumania.com. Wholesale sales include sales through QFG, Parlux and Five Star to unrelated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 30, 2016. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
	(in thousands)
Net sales:
Wholesale	$53,464	$59,540
Retail	51,675	68,670
	$105,139	$128,210
Gross profit:
Wholesale	$25,440	$28,998
Retail	26,329	33,480
	$51,769	$62,478

	April 30, 2016	January 30, 2016
Total assets:
Wholesale	$651,014	$636,924
Retail	367,606	372,651
	1,018,620	1,009,575
Eliminations (a)	(677,113)	(658,529)
Consolidated assets	$341,507	$351,046

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
Net sales during the thirteen weeks ended April 30, 2016, our first quarter in fiscal 2016, decreased 18.0% compared to the first quarter of fiscal 2015. Our wholesale segment’s net sales during the first quarter of fiscal 2016 decreased by 10.2% from the first quarter of fiscal 2015. During the year, wholesale sales fluctuate due to seasonal demand, new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights, changes in foreign exchange rates against the U.S. dollar and the timing of industry trade shows, and, accordingly, sales and results of operations can vary significantly from quarter to quarter. Our retail segment’s net sales decreased by 24.7% from the thirteen weeks ended May 2, 2015 because of the transition of SOW's largest consignment account to a wholesale customer, fewer Perfumania stores compared with last year’s first quarter and lower mall traffic at Perfumania stores.
Gross profit during the first quarter of fiscal 2016 was $51.8 million, a decrease of 17.1% compared to last year’s first quarter. The decrease in gross profit is due to lower wholesale and retail net sales.
Total operating expenses were $56.5 million during the thirteen weeks ended April 30, 2016, a decrease of 7.3% compared to the thirteen weeks ended May 2, 2015. The decrease during the thirteen weeks ended April 30, 2016 was attributable to lower commissions and advertising expense offset by higher provision for bad debts.
Interest expense was $1.7 million for the thirteen weeks ended April 30, 2016 and May 2, 2015.
We did not record a tax provision during the thirteen weeks ended April 30, 2016 and May 2, 2015 since we have operating losses for the thirteen weeks ended April 30, 2016 and May 2, 2015. We record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded during the thirteen weeks ended April 30, 2016 and May 2, 2015
As a result of the above, our net loss increased to $6.4 million during the first quarter of fiscal 2016 from a net loss of $0.2 million during last year’s first quarter.

Comparison of the Thirteen Weeks Ended April 30, 2016 with the Thirteen Weeks Ended May 2, 2015.

Net Sales

	Thirteen Weeks Ended April 30, 2016	Percentage of Net Sales	Thirteen Weeks Ended May 2, 2015	Percentage of Net Sales	Dollar Change
	($ in thousands)
Wholesale	$53,464	50.9%	$59,540	46.4%	$(6,076)
Retail	51,675	49.1%	68,670	53.6%	(16,995)
Total net sales	$105,139	100.0%	$128,210	100.0%	$(23,071)

Net sales decreased 18.0% from $128.2 million in the thirteen weeks ended May 2, 2015 to $105.1 million in the thirteen weeks ended April 30, 2016. The decrease in sales included a $17.0 million decrease in retail sales and a $6.1 million decrease in wholesale sales.
Wholesale sales decreased by 10.2% from $59.5 million in the thirteen weeks ended May 2, 2015 to $53.5 million in the thirteen weeks ended April 30, 2016 due to lower customer demand. QFG's sales decreased from $36.4 million in the thirteen weeks ended May 2, 2015 to $34.0 million in the thirteen weeks ended April 30, 2016. Parlux's sales decreased from $23.0 million in the thirteen weeks ended May 2, 2015 to $19.1 million in the thirteen weeks ended April 30, 2016.
Retail sales decreased by 24.7% from $68.7 million in the thirteen weeks ended May 2, 2015 to $51.7 million in the thirteen weeks ended April 30, 2016. Perfumania's retail sales decreased by $8.6 million and SOW's consignment sales decreased by $8.4 million.
Perfumania's retail sales decreased from $53.8 million in the thirteen weeks ended May 2, 2015 to $45.2 million in the thirteen weeks ended April 30, 2016. The decrease in Perfumania's sales was due primarily to fewer stores being operated and lower mall traffic. The average number of stores operated was 306 in the thirteen weeks ended April 30, 2016 and 318 in the thirteen weeks ended May 2, 2015. Perfumania's comparable store sales decreased by 14.5% during the thirteen weeks ended

April 30, 2016 from the same period in 2015 due to lower mall traffic. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended April 30, 2016 decreased by 0.6% from the prior year's comparable period, while the total number of units sold decreased by 14.8% due to the decrease in Perfumania's sales.
SOW's consignment sales decreased from $14.9 million in the thirteen weeks ended May 2, 2015 to $6.5 million in the thirteen weeks ended April 30, 2016. The decrease in SOW's net sales is due to a decrease in sales of approximately $8.4 million to $1.6 million during the thirteen weeks ended April 30, 2016 by Burlington Coat Factory, Inc. ("Burlington"), formerly SOW's largest consignment account, which is currently being transitioned to be a wholesale customer of QFG. We anticipate that consignment sales from Burlington will continue to decrease and will be a minimal amount by the end of our second quarter of fiscal 2016, and we will continue to sell merchandise to Burlington through QFG. During the thirteen weeks ended April 30, 2016, sales by QFG to Burlington were approximately $2.1 million compared with zero sales during the comparative period in fiscal 2015.

Gross Profit

	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015	Dollar Change
	($ in thousands)
Wholesale	$25,440	$28,998	$(3,558)
Retail	26,329	33,480	(7,151)
Total gross profit	$51,769	$62,478	$(10,709)

Gross Profit Percentages

	Thirteen Weeks Ended April 30, 2016	Thirteen Weeks Ended May 2, 2015
Wholesale	47.6%	48.7%
Retail	51.0%	48.8%
Total gross profit percentage	49.2%	48.7%
Gross profit decreased 17.1% from $62.5 million in the thirteen weeks ended May 2, 2015 to $51.8 million in the thirteen weeks ended April 30, 2016.
QFG's gross profit dollars decreased from $15.8 million during the thirteen weeks ended May 2, 2015 to $14.7 million during the thirteen weeks ended April 30, 2016 due to lower net sales discussed above. Parlux's gross profit dollars decreased from $13.4 million during the thirteen weeks ended May 2, 2015 to $10.8 million during the thirteen weeks ended April 30, 2016. Wholesale gross profit percentage decreased from 48.7% during the thirteen weeks ended May 2, 2015 to 47.6% during the thirteen weeks ended April 30, 2016.
Perfumania's retail gross profit dollars decreased from $26.7 million during the thirteen weeks ended May 2, 2015 to $22.3 million during the thirteen weeks ended April 30, 2016 due to lower net sales discussed above. For these same periods, Perfumania's retail gross margins were 49.6% and 49.4%, respectively.
SOW's gross profit dollars decreased from $6.8 million during the thirteen weeks ended May 2, 2015 to $4.0 million during the thirteen weeks ended April 30, 2016 primarily due to lower sales by SOW discussed above. For these same periods, SOW's gross margins were 45.6% and 62.0%, respectively. The increase in gross margins is due to the reversal of inventory reserves for Burlington.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, certain costs related to the implementation of a new computer system and other administrative expenses. Selling, general and administrative expenses were $53.9 million in the thirteen weeks ended April 30, 2016, compared to $58.2 million in the thirteen weeks ended May 2, 2015. The decrease in selling, general and administrative expenses is attributable to lower sales commissions on consignment sales, due to lower sales by SOW as discussed above and lower advertising expenses offset by higher provision for bad debts on accounts receivable. The increase in bad debt expense is the result of a Panama based customer of Parlux that distributes in certain Latin American countries who was placed on the Specially Designated Nationals list by the Office of Foreign Assets Control of the U.S. Treasury Department in May 2016. As a result, the customer's assets have been frozen and any dealings between U.S. companies, including Parlux, and the customer have been prohibited. Management has reserved the outstanding accounts receivable balance from the customer of approximately $1.7 million as of April 30, 2016 due to the uncertainty of future collection of this receivable. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.2 million and $0.5 million during the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.
Depreciation and amortization was approximately $2.5 million and $2.6 million in the thirteen weeks ended April 30, 2016 and May 2, 2015, respectively.
Share-based compensation expense of less than $0.1 million during the thirteen weeks ended April 30, 2016 and $0.1 million during the thirteen weeks ended May 2, 2015, respectively, represents the expense incurred on outstanding stock options.
Interest expense was approximately $1.7 million for the thirteen weeks ended April 30, 2016 and May 2, 2015.
The Company did not record a tax provision during the thirteen weeks ended April 30, 2016 and May 2, 2015 since the Company has pre-tax losses for the thirteen weeks ended April 30, 2016 and May 2, 2015.
As a result of the foregoing, we generated net loss of approximately $6.4 million in the thirteen weeks ended April 30, 2016 compared to net loss of $0.2 million in the thirteen weeks ended May 2, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirteen weeks ended April 30, 2016 was approximately $0.7 million, compared with approximately $1.4 million during the thirteen weeks ended May 2, 2015. This decrease in cash used in operations primarily reflected changes in working capital offset by the increase in our net loss during the thirteen weeks ended April 30, 2016. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $0.8 million in the thirteen weeks ended April 30, 2016 compared to $1.8 million in the thirteen weeks ended May 2, 2015. Investing activities during the thirteen weeks ended April 30, 2016 consisted of Perfumania store construction and remodels, new point-of-sale equipment for certain Perfumania stores and other corporate and information technology enhancements. The decrease in cash used in investing activities resulted from fewer new Perfumania store openings during the thirteen weeks ended April 30, 2016 compared with the thirteen weeks ended May 2, 2015. Also, information technology spending was less during the thirteen weeks ended April 30, 2016 versus last year's comparative period. During the thirteen weeks ended April 30, 2016, Perfumania opened 1 new store and closed 11 stores compared with no new stores, 1 relocation and 3 store closures during the thirteen weeks ended May 2, 2015. We plan to open 5 stores and close up to 15 stores during the remainder of fiscal 2016. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash used in financing activities during the thirteen weeks ended April 30, 2016 was approximately $1.3 million, compared with $3.4 million provided by financing activities for the thirteen weeks ended May 2, 2015. The $4.7 million increase in cash used in financing activities is due primarily to lower borrowings under our bank line of credit. Our borrowings under our line of credit decreased due to a reduction in inventory levels and corresponding payments to trade vendors, as well as lower capital expenditures during the thirteen weeks ended April 30, 2016 compared with the thirteen weeks ended May 2, 2015.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of April 30, 2016. As of April 30, 2016, the Company had $78.6 million available to borrow under the Senior Credit Facility which includes $25 million for letters of credit, based on the borrowing base at that date.
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, income taxes and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 30, 2016.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report (April 30, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the first quarter of fiscal 2016 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
There have been no material changes to the risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended January 30, 2016.

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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	June 14, 2016	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)