Form 10-Q
period 2016-07-30
Perfumania Holdings, Inc.
filed 2016-09-09
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended July 30, 2016 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At September 8, 2016, there were 15,493,763 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	July 30, 2016	January 30, 2016
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,284	$5,640
Accounts receivable, net of allowances of $2,948 and $1,233 as of July 30, 2016 and January 30, 2016, respectively	29,755	29,602
Inventories	220,635	221,336
Prepaid expenses and other current assets	9,646	9,862
Total current assets	262,320	266,440
Property and equipment, net	23,832	25,892
Goodwill	38,769	38,769
Intangible and other assets, net	17,969	19,945
Total assets	$342,890	$351,046
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$33,823	$32,175
Accounts payable-affiliates	953	300
Accrued expenses and other liabilities	27,159	33,205
Current portion of obligations under capital leases	1,332	1,248
Total current liabilities	63,267	66,928
Revolving credit facility	23,927	13,078
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	549	1,223
Other long-term liabilities	63,189	60,474
Total liabilities	276,298	267,069
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of July 30, 2016 and January 30, 2016, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,392,012 shares issued as of July 30, 2016 and January 30, 2016	164	164
Additional paid-in capital	222,001	221,961
Accumulated deficit	(146,996)	(129,571)
Treasury stock, at cost, 898,249 shares as of July 30, 2016 and January 30, 2016	(8,577)	(8,577)
Total shareholders’ equity	66,592	83,977
Total liabilities and shareholders’ equity	$342,890	$351,046

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
Net sales	$97,020	$109,306	$202,159	$237,516
Cost of goods sold	51,996	58,250	105,366	123,982
Gross profit	45,024	51,056	96,793	113,534
Operating expenses:
Selling, general and administrative expenses	52,333	63,475	106,261	121,667
Share-based compensation expense	8	74	40	174
Depreciation and amortization	2,025	2,581	4,536	5,200
Total operating expenses	54,366	66,130	110,837	127,041
Loss from operations	(9,342)	(15,074)	(14,044)	(13,507)
Interest expense	(1,674)	(1,723)	(3,381)	(3,455)
Loss before income tax provision	(11,016)	(16,797)	(17,425)	(16,962)
Income tax provision	—	—	—	—
Net loss	$(11,016)	$(16,797)	$(17,425)	$(16,962)
Net loss per common share:
Basic and diluted	$(0.71)	$(1.08)	$(1.12)	$(1.10)

Weighted average number of common shares outstanding:
Basic and diluted	15,493,763	15,483,640	15,493,763	15,480,151

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 30, 2016	16,392,012	$164	$221,961	$(129,571)	898,249	$(8,577)	$83,977
Share-based compensation expense	—	—	40	—	—	—	40
Net loss	—	—	—	(17,425)	—	—	(17,425)
Balance at July 30, 2016	16,392,012	$164	$222,001	$(146,996)	898,249	$(8,577)	$66,592
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
Cash flows from operating activities:
Net loss	$(17,425)	$(16,962)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Amortization of deferred financing costs	174	172
Depreciation and amortization	4,536	5,200
Provision (recovery) for losses on accounts receivable	1,721	(319)
Share-based compensation	40	174
Changes in operating assets and liabilities:
Accounts receivable	(1,874)	3,030
Inventories	701	8,379
Prepaid expenses and other assets	813	2,248
Accounts payable	1,648	4,785
Accounts payable-affiliates	653	844
Accrued expenses and other liabilities and other long-term liabilities	(3,331)	737
Net cash (used in) provided by operating activities	(12,344)	8,288
Cash flows from investing activities:
Additions to property and equipment	(1,271)	(3,614)
Net cash used in investing activities	(1,271)	(3,614)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	10,849	(3,545)
Principal payments under capital lease obligations	(590)	(515)
Proceeds from exercise of stock options	—	54
Net cash provided by (used in) financing activities	10,259	(4,006)
Net (decrease) increase in cash and cash equivalents	(3,356)	668
Cash and cash equivalents at beginning of period	5,640	1,533
Cash and cash equivalents at end of period	$2,284	$2,201

Supplemental Information:
Cash paid during the period for:
Interest	$447	$725
Income taxes	$193	$576
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
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the twenty-six weeks ended July 30, 2016 are not necessarily indicative of results to be expected for the full fiscal year.
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
Our wholesale businesses include QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It sells principally to retailers such as Burlington Coat Factory, CVS, Kohl's, Marshalls, Nordstrom Rack, Ross Stores, Sears, Target, Wal-Mart and Walgreens. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, including Belk, Bon Ton, Boscovs, Dillards, Lord & Taylor, Macy's and Stage Stores, international distributors, on military bases throughout the United States, by QFG and through the Company's retail business which is discussed below. Parlux also fulfills a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and which is sold exclusively in Perfumania's retail stores. All manufacturing operations of Parlux and Five Star are outsourced.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•SOW, which sells fragrances in retail stores on a consignment basis, and
•Perfumania.com, an Internet retailer of fragrances and other specialty items.
As of July 30, 2016, Perfumania operated a chain of 297 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates a national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,300 stores, including approximately 800 Kmart locations nationwide. Its other retail customers include Bealls, K & G and Steinmart.

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

NOTE 3 - ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company's accounts receivable consist primarily of trade receivables due from wholesale customers. In May 2016, a Panama based customer of Parlux that distributes in certain Latin American countries was placed on the Specially Designated Nationals list by the Office of Foreign Assets Control of the U.S. Treasury Department. As a result, the customer's assets have been frozen and any dealings between U.S. companies, including Parlux, and the customer have been prohibited. Accordingly, during the thirteen weeks ended April 30, 2016, management reserved the outstanding accounts receivable balance from the customer of approximately $1.7 million due to the uncertainty of future collection of these receivables.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at July 30, 2016 and January 30, 2016 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of July 30, 2016 and January 30, 2016:

		July 30, 2016			January 30, 2016
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,357	7,890	1,467	9,357	7,696	1,661
Customer relationships	10	5,171	2,240	2,931	5,171	1,982	3,189
Favorable leases	7	886	886	—	886	865	21
License agreements	3-5	16,313	15,366	947	16,313	14,640	1,673
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$78,996	$26,382	$52,614	$78,996	$25,183	$53,813

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand to determine its fair value. There were no triggering events during the thirteen or twenty-six weeks ended July 30, 2016 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $0.4 million and $1.1 million during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and $1.2 million and $2.2 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. As of July 30, 2016, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2016	$685
2017	1,366
2018	986
2019	709
2020	684
2021	682
Thereafter	233
$5,345

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 2,194,305 shares of common stock were reserved for issuance as of July 30, 2016. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of July 30, 2016, 774,252 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the twenty-six weeks ended July 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 30, 2016	975,916	$8.01
Granted	10,000	2.86
Exercised	—	—
Forfeited	(153,164)	7.83
Outstanding as of July 30, 2016	832,752	$7.98	5.9	$—
Vested and expected to vest as of July 30, 2016	832,752	$7.98	5.9	$—
Exercisable as of July 30, 2016	812,748	$8.07	5.9	$—

The following is a summary of stock warrants activity during the twenty-six weeks ended July 30, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 30, 2016	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of July 30, 2016	6,299,971	$11.80	1.9	$—
Vested as of July 30, 2016	6,299,971	$11.80	1.9	$—
Exercisable as of July 30, 2016	6,299,971	$11.80	1.9	$—

Share-based compensation expense was less than $0.1 million and $0.1 million during the thirteen weeks ended July 30, 2016 and August 1, 2015 and less than $0.1 million and $0.2 million during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	July 30, 2016	January 30, 2016
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$23,927	$13,078
Subordinated notes payable-affiliates	125,366	125,366
	149,293	138,444
Less current portion	—	—
Total long-term debt	$149,293	$138,444

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain excess availability under the facility of at least $10 million. As of July 30, 2016, the Company had $70.4 million of net availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of July 30, 2016, the interest rate on LIBOR Rate borrowings was 2.5% and the interest rate on base rate borrowings was 4.5%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of July 30, 2016.
In addition, the Company has outstanding unsecured debt obligations to affiliates as follows:
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.4 million and $1.3 million for the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and $2.9 million million and $2.6 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at July 30, 2016 and January 30, 2016 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $47.7 million and $44.8 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of July 30, 2016 and January 30, 2016, respectively.

NOTE 7 - ACCOUNTING FOR INCOME TAXES
The Company conducts business throughout the United States, Puerto Rico, Brazil and the United States Virgin Islands and, as a result, files income tax returns in the U.S. Federal and various state jurisdictions, Puerto Rico, Brazil and the United States Virgin Islands. In the normal course of business the Company is subject to examinations in these jurisdictions. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2008. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states.

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. As a result, the Company did not record a Federal or state tax benefit on its operating losses for the thirteen and twenty-six weeks ended July 30, 2016, since the Company has pre-tax losses for those periods.
During the thirteen and twenty-six weeks ended July 30, 2016, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in the income tax provision in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of July 30, 2016 and January 30, 2016 was not significant.
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
During the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 there were 7,132,723 and 7,405,635, respectively, potentially dilutive shares of common stock related to stock options and warrants which were excluded from the diluted loss per share calculation because the effect of including these potentially dilutive shares was antidilutive.

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
As of July 30, 2016, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the twenty-six weeks ended July 30, 2016 and August 1, 2015.
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

NOTE 10 - CONTINGENCIES
The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows. See discussion of litigation with licensor in Note 11 of this Form 10-Q.

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s outstanding common stock as of July 30, 2016, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz, is also an executive of Quality King.
See Note 6 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively the "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also had an ownership interest in Cloudbreak Holdings, LLC ("Cloudbreak"), which was a manufacturer and distributor of prestige fragrances. The Company has purchased merchandise from the Lighthouse Companies and Cloudbreak.
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's outstanding common stock as of July 30, 2016, excluding shares issuable upon exercise of certain warrants. See disclosures of merchandise purchases in the table below.
The Company sells merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba. Net sales to Reba were approximately $0.9 million and $0.3 million during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and approximately $1.6 million during each of the twenty-six weeks ended July 30, 2016 and August 1, 2015. The balance due from Reba as of July 30, 2016 and January 30, 2016 was approximately $0.8 million and $0.2 million, respectively, and is included in accounts receivable, net of allowances, on the accompanying condensed consolidated balance sheets. The Company also purchased certain merchandise from Reba during the twenty-six weeks ended July 30, 2016 and August 1, 2015.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 were as follows (in thousands):

	Total Purchases Thirteen Weeks Ended July 30, 2016	Total Purchases Thirteen Weeks Ended August 1, 2015	Total Purchases Twenty-six Weeks Ended July 30, 2016	Total Purchases Twenty-six Weeks Ended August 1, 2015	Balance Due July 30, 2016	Balance Due January 30, 2016

Lighthouse Companies	$—	$—	$—	$—	$117	$134
Jacavi	840	4,666	2,289	6,240	787	29
Quality King	37	—	50	31	—	(9)
Cloudbreak	—	—	—	—	18	18
Reba	2,172	395	2,294	803	—	90
	$3,049	$5,061	$4,633	$7,074	$922	$262

Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. There were no payments to GSN during the twenty-six weeks ended July 30, 2016. During the twenty-six weeks ended August 1, 2015, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at July 30, 2016 or January 30, 2016.
Quality King leases a 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of July 30, 2016, the monthly current sublease payments are approximately $226,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $0.7 million during each of the thirteen weeks ended July 30, 2016 and August 1, 2015, and $1.4 million during each of the twenty-six weeks ended July 30, 2016 and August 1, 2015.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2%

administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.2 million and $0.1 million during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively, and $0.4 million and $0.6 million during the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at July 30, 2016 and January 30, 2016.
On April 18, 2012, Parlux, Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia), Shawn C. Carter (who is the beneficial owner of 10% of the Company’s common stock) and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. No royalties have been paid during the thirteen or twenty-six weeks ended July 30, 2016. During the twenty-six weeks ended August 1, 2015, the Company paid $0.3 million of royalties pursuant to the sublicense agreement.
On January 8, 2016, the Company and Parlux filed a lawsuit against S. Carter Enterprises, LLC and Shawn C. Carter in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described above and related agreements by not acting timely or in good-faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief. On May 6, 2016, the defendants filed an answer in the nature of a general denial, with a counterclaim for inter alia amounts allegedly due to them under the license agreements in the amount of approximately $2.7 million. The Company has filed a reply to that counterclaim in the nature of a general denial. Discovery has commenced. The Court has set a schedule which calls for the conclusion of fact and expert discovery by June 23, 2017, with dispositive motion practice to follow. The parties have begun the initial discovery process, which is ongoing. The Company intends to vigorously pursue its claims and to defend the counterclaim.

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

	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
	(in thousands)
Net sales:
Retail	$54,351	$68,653	$106,026	$137,323
Wholesale	42,669	40,653	96,133	100,193
	$97,020	$109,306	$202,159	$237,516
Gross profit:
Retail	$27,128	$34,514	$53,457	$67,994
Wholesale	17,896	16,542	43,336	45,540
	$45,024	$51,056	$96,793	$113,534

	July 30, 2016	January 30, 2016
Total assets:
Wholesale	$679,489	$636,924
Retail	366,717	372,651
	1,046,206	1,009,575
Eliminations (a)	(703,316)	(658,529)
Consolidated assets	$342,890	$351,046

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
Net sales during the thirteen weeks ended July 30, 2016, our second quarter in fiscal 2016, decreased 11.2% compared to the second quarter of fiscal 2015, while net sales during the twenty-six weeks ended July 30, 2016 decreased 14.9% compared to the twenty-six weeks ended August 1, 2015. Our wholesale segment’s net sales during the second quarter of fiscal 2016 increased by 5.0% from the second quarter of fiscal 2015 while wholesale sales during the twenty-six weeks ended July 30, 2016 decreased by 4.1%. During the year, wholesale sales fluctuate due to seasonal demand, new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights, changes in foreign exchange rates against the U.S. dollar and the timing of industry trade shows, and, accordingly, sales and results of operations can vary significantly from quarter to quarter. Our retail segment’s net sales decreased by 20.8% and 22.8%, respectively, from the thirteen and twenty-six weeks ended July 30, 2016 because of the transition of SOW's largest consignment account to a wholesale customer, fewer Perfumania stores compared with last year’s second quarter and lower mall traffic at Perfumania stores.
Gross profit during the thirteen and twenty-six weeks ended July 30, 2016 was $45.0 million and $96.8 million, respectively, decreases of 11.8% and 14.7%. The decreases in gross profit are due primarily to lower retail net sales.
Total operating expenses were $54.4 million and $110.8 million during the thirteen and twenty-six weeks ended July 30, 2016, respectively, decreases of 17.8% and 12.8%, respectively, compared to the thirteen and twenty-six weeks ended August 1, 2015. The decrease during the thirteen and twenty-six weeks ended July 30, 2016 was attributable to lower commissions, advertising and sales promotion expense offset by higher provision for bad debts.
Interest expense was $1.7 million during each of the thirteen weeks ended July 30, 2016 and August 1, 2015, and $3.4 million and $3.5 million for the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.
We did not record a tax provision during the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015 since we have operating losses for those periods. We record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded during the thirteen and twenty-six weeks ended July 30, 2016 and August 1, 2015.
As a result of the above, our net loss decreased to $11.0 million during the second quarter of fiscal 2016 from $16.8 million during last year’s second quarter, and increased by 2.7% to $17.4 million during the twenty-six weeks ended July 30, 2016 from $17.0 million for the twenty-six weeks ended August 1, 2015.

Comparison of the Thirteen Weeks Ended July 30, 2016 with the Thirteen Weeks Ended August 1, 2015.

Net Sales

	Thirteen Weeks Ended July 30, 2016	Percentage of Net Sales	Thirteen Weeks Ended August 1, 2015	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$54,351	56.0%	$68,653	62.8%	$(14,302)
Wholesale	42,669	44.0%	40,653	37.2%	2,016
Total net sales	$97,020	100.0%	$109,306	100%	$(12,286)

Net sales decreased 11.2% from $109.3 million in the thirteen weeks ended August 1, 2015 to $97.0 million in the thirteen weeks ended July 30, 2016. The decrease in sales included a $14.3 million decrease in retail sales offset by a $2.0 million increase in wholesale sales.
Retail sales decreased by 20.8% from $68.7 million in the thirteen weeks ended August 1, 2015 to $54.4 million in the thirteen weeks ended July 30, 2016. Perfumania's retail sales decreased by $6.8 million and SOW's consignment sales decreased by $7.5 million.
Wholesale sales increased by 5.0% from $40.7 million in the thirteen weeks ended August 1, 2015 to $42.7 million in the thirteen weeks ended July 30, 2016 due to higher customer demand. QFG's sales increased from $28.3 million in the thirteen weeks ended August 1, 2015 to $31.7 million in the thirteen weeks ended July 30, 2016. Parlux's sales decreased from $12.2 million in the thirteen weeks ended August 1, 2015 to $11.0 million in the thirteen weeks ended July 30, 2016.
Perfumania's retail sales decreased from $56.4 million in the thirteen weeks ended August 1, 2015 to $49.6 million in the thirteen weeks ended July 30, 2016. The decrease in Perfumania's sales was due primarily to fewer stores being operated and lower mall traffic. The average number of stores operated was 298 in the thirteen weeks ended July 30, 2016 and 319 in the thirteen weeks ended August 1, 2015 due to the closure of under-performing stores over the past year. Perfumania's comparable store sales decreased by 8.4% during the thirteen weeks ended July 30, 2016 from the same period in 2015 due to lower mall traffic. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended July 30, 2016 decreased by 0.1% from the prior year's comparable period, while the total number of units sold decreased by 11.8% due to the decrease in Perfumania's sales.
SOW's consignment sales decreased from $12.3 million in the thirteen weeks ended August 1, 2015 to $4.8 million in the thirteen weeks ended July 30, 2016. The decrease in SOW's net sales is due to a decrease in sales of approximately $7.4 million to $0.3 million during the thirteen weeks ended July 30, 2016 by Burlington Coat Factory ("Burlington"), formerly SOW's largest consignment account, which has been transitioned to be a wholesale customer of QFG. We anticipate that we will continue to sell merchandise to Burlington through QFG. During the thirteen weeks ended July 30, 2016, sales by QFG to Burlington were approximately $1.8 million compared with $1.1 million during the comparative period in fiscal 2015.

Gross Profit

	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015	Dollar Change
	($ in thousands)
Retail	$27,128	$34,514	$(7,386)
Wholesale	17,896	16,542	1,354
Total gross profit	$45,024	$51,056	$(6,032)

Gross Profit Percentages

	Thirteen Weeks Ended July 30, 2016	Thirteen Weeks Ended August 1, 2015
Retail	49.9%	50.3%
Wholesale	41.9%	40.7%
Total gross profit percentage	46.4%	46.7%
Gross profit decreased 11.8% from $51.1 million in the thirteen weeks ended August 1, 2015 to $45.0 million in the thirteen weeks ended July 30, 2016.
Perfumania's retail gross profit dollars decreased from $28.5 million during the thirteen weeks ended August 1, 2015 to $23.8 million during the thirteen weeks ended July 30, 2016 due to lower net sales discussed above. For these same periods, Perfumania's retail gross margins were 48.0% and 50.5%, respectively. The decrease in gross margins is due to more promotional pricing at Perfumania stores.
SOW's gross profit dollars decreased from $6.0 million during the thirteen weeks ended August 1, 2015 to $3.3 million during the thirteen weeks ended July 30, 2016 primarily due to lower sales by SOW discussed above. For these same periods, SOW's gross margins were 69.6% and 49.3%, respectively. The increase in gross margins is due to the reversal of inventory reserves related to the transition of Burlington to a wholesale customer of QFG.
QFG's gross profit dollars increased from $10.7 million during the thirteen weeks ended August 1, 2015 to $13.0 million during the thirteen weeks ended July 30, 2016 due to higher net sales discussed above. Parlux's gross profit dollars decreased from $6.1 million during the thirteen weeks ended August 1, 2015 to $4.9 million during the thirteen weeks ended July 30, 2016. Wholesale gross profit percentage increased from 40.7% during the thirteen weeks ended August 1, 2015 to 41.9% during the thirteen weeks ended July 30, 2016.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, certain costs related to the implementation of a new computer system and other administrative expenses. Selling, general and administrative expenses were $52.3 million in the thirteen weeks ended July 30, 2016, compared to $63.5 million in the thirteen weeks ended August 1, 2015. The decrease in selling, general and administrative expenses is attributable to lower sales commissions on consignment sales, due to lower sales by SOW as discussed above, lower advertising expenses and lower Perfumania store occupancy costs. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.2 million and $0.1 million during the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively.
Depreciation and amortization was approximately $2.0 million and $2.6 million in the thirteen weeks ended July 30, 2016 and August 1, 2015, respectively.
Share-based compensation expense of $0.1 million during the thirteen weeks ended August 1, 2015 represents the expense incurred on outstanding stock options.
Interest expense was approximately $1.7 million for each of the thirteen weeks ended July 30, 2016 and August 1, 2015.
The Company did not record a tax provision during the thirteen weeks ended July 30, 2016 and August 1, 2015 since the Company has pre-tax losses for those periods.
As a result of the foregoing, we generated net loss of approximately $11.0 million in the thirteen weeks ended July 30, 2016 compared to net loss of $16.8 million in the thirteen weeks ended August 1, 2015.

Comparison of the Twenty-six Weeks Ended July 30, 2016 with the Twenty-six Weeks Ended August 1, 2015.

Net Sales

	Twenty-six Weeks Ended July 30, 2016	Percentage of Net Sales	Twenty-six Weeks Ended August 1, 2015	Percentage of Net Sales	Dollar Change
	($ in thousands)
Retail	$106,026	52.4%	$137,323	57.8%	$(31,297)
Wholesale	96,133	47.6%	100,193	42.2%	(4,060)
Total net sales	$202,159	100.0%	$237,516	100.0%	$(35,357)

Net sales decreased 14.9% from $237.5 million in the twenty-six weeks ended August 1, 2015 to $202.2 million in the twenty-six weeks ended July 30, 2016. The decrease in sales included a decrease in retail sales of $31.3 million and a decrease in wholesale sales of $4.0 million.
Retail sales decreased by 22.8% from $137.3 million in the twenty-six weeks ended August 1, 2015 to $106.0 million in the twenty-six weeks ended July 30, 2016. The decrease included a decrease in Perfumania's retail sales of $15.4 million and a decrease in SOW's consignment sales of $15.9 million.
Wholesale sales decreased by 4.1% from $100.2 million in the twenty-six weeks ended August 1, 2015 to $96.1 million in the twenty-six weeks ended July 30, 2016. QFG's sales increased from $64.7 million in the twenty-six weeks ended August 1, 2015 to $65.7 million in the twenty-six weeks ended July 30, 2016. Parlux's sales decreased from $35.3 million in the twenty-six weeks ended August 1, 2015 to $30.1 million during the twenty-six weeks ended July 30, 2016.
Perfumania's retail sales decreased from $110.2 million in the twenty-six weeks ended August 1, 2015 to $94.8 million in the twenty-six weeks ended July 30, 2016. Perfumania's comparable store sales decreased by 11.4% during the twenty-six weeks ended July 30, 2016. The average retail price per unit sold during the twenty-six weeks ended July 30, 2016 decreased 0.3% from the prior year's comparable period while the total number of units sold decreased by 13.3%. The average number of stores operated was 304 in the twenty-six weeks ended July 30, 2016, versus 318 in the prior year's comparable period due to the closure of under-performing stores over the past year.

SOW's consignment sales decreased from $27.1 million in the twenty-six weeks ended August 1, 2015 to $11.2 million in the twenty-six weeks ended July 30, 2016. The decrease in SOW's net sales is due to the transition of Burlington to a wholesale customer discussed above.

Gross Profit

	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015	Dollar Change
	($ in thousands)
Retail	$53,457	$67,994	$(14,537)
Wholesale	43,336	45,540	(2,204)
Total gross profit	$96,793	$113,534	$(16,741)
Gross Profit Percentages

	Twenty-six Weeks Ended July 30, 2016	Twenty-six Weeks Ended August 1, 2015
Retail	50.4%	49.5%
Wholesale	45.1%	45.5%
Total gross profit percentage	47.9%	47.8%

Gross profit decreased 14.7% from $113.5 million in the twenty-six weeks ended August 1, 2015 to $96.8 million in the twenty-six weeks ended July 30, 2016.
Perfumania's retail gross profit decreased from $55.2 million for the twenty-six weeks ended August 1, 2015 to $46.2 million during the twenty-six weeks ended July 30, 2016. For these same periods, Perfumania's retail gross margins were 50.1% and 48.7%, respectively. The decrease in Perfumania's gross margins is attributable to more promotional pricing at Perfumania stores.
SOW's gross profit dollars decreased from $12.8 million during the twenty-six weeks ended August 1, 2015 to $7.3 million during the twenty-six weeks ended July 30, 2016 due to lower sales by SOW discussed above. For these same periods, SOW's gross margins were 47.3% and 65.2%, respectively. The increase in gross margin is due to the reversal of inventory reserves due to the transition of Burlington to a wholesale customer of QFG.
QFG's gross profit dollars increased from $26.6 million during the twenty-six weeks ended August 1, 2015 to $27.7 million during the twenty-six weeks ended July 30, 2016. Parlux's gross profit decreased from $19.5 million during the twenty-six weeks ended August 1, 2015 to $15.7 million during the twenty-six weeks ended July 30, 2016 due to lower sales discussed above. Wholesale gross profit percentage decreased from 45.5% during the twenty-six weeks ended August 1, 2015 to 45.1% during the twenty-six weeks ended July 30, 2016.

Expenses
Selling, general and administrative expenses were $106.3 million in the twenty-six weeks ended July 30, 2016, compared to $121.7 million in the twenty-six weeks ended August 1, 2015. The decrease in selling, general and administrative expenses is primarily attributable to lower sales commissions on consignment sales due to lower sales by SOW as discussed above, and lower advertising and sales promotion expenses offset by higher provision for bad debts on accounts receivable. The increase in bad debt expense is the result of a Panama based customer of Parlux that distributes in certain Latin American countries which was placed on the Specially Designated Nationals list by the Office of Foreign Assets Control of the U.S. Treasury Department in May 2016. As a result, the customer's assets have been frozen and any dealings between U.S. companies, including Parlux, and the customer have been prohibited. Management has reserved the outstanding accounts receivable balance from the customer of approximately $1.7 million as of July 30, 2016 due to the uncertainty of future collection of this receivable. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.4 million and $0.6 million for the twenty-six weeks ended July 30, 2016 and August 1, 2015, respectively.

Depreciation and amortization was approximately $4.5 million in the twenty-six weeks ended July 30, 2016, compared to $5.2 million for the twenty-six weeks ended August 1, 2015.
Share-based compensation expense of less than $0.1 million and $0.2 million during the twenty-six week periods ended July 30, 2016 and August 1, 2015, respectively, represents the expense incurred on outstanding stock options.
Interest expense was approximately $3.4 million and $3.5 million during the twenty-six week periods ended July 30, 2016 and August 1, 2015, respectively.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the twenty-six week periods ended July 30, 2016 and August 1, 2015.
As a result of the foregoing, we realized a net loss of approximately $17.4 million in the twenty-six weeks ended July 30, 2016, compared to a net loss of $17.0 million in the twenty-six weeks ended August 1, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the twenty-six weeks ended July 30, 2016 was approximately $12.3 million, compared with approximately $8.3 million provided by operating activities during the twenty-six weeks ended August 1, 2015. This increase in cash used in operations primarily reflected changes in working capital. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $1.3 million in the twenty-six weeks ended July 30, 2016 compared to $3.6 million in the twenty-six weeks ended August 1, 2015. Investing activities during the twenty-six weeks ended July 30, 2016 consisted of Perfumania store construction and remodels, new point-of-sale equipment for certain Perfumania stores and other corporate and information technology enhancements. The decrease in cash used in investing activities resulted from less information technology spending during the twenty-six weeks ended July 30, 2016 versus last year's comparative period and fewer new Perfumania store openings during the twenty-six weeks ended July 30, 2016 compared with the twenty-six weeks ended August 1, 2015. The Company also completed the first phase of a multi-year business transformation program involving new technology and processes for the Perfumania retail business at the end of fiscal 2015 accounting for most of the reduction in information technology spending. During the twenty-six weeks ended July 30, 2016, Perfumania opened 2 new stores and closed 18 stores compared with 3 new stores and 3 store closures during the twenty-six weeks ended August 1, 2015. We plan to open 6 stores and close up to 10 stores during the remainder of fiscal 2016. During fiscal 2016, management has focused on closing marginal and under-performing Perfumania stores by negotiating early lease terminations with landlords, exercising lease termination options included in certain store leases and by choosing not to renew/extend leases on maturing leases. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the twenty-six weeks ended July 30, 2016 was approximately $10.3 million, compared with $4.0 million used in financing activities for the twenty-six weeks ended August 1, 2015. The $14.3 million increase in cash provided by financing activities is due primarily to higher borrowings under our bank line of credit. Our borrowings under our line of credit increased due to the timing of payments to trade vendors during the twenty-six weeks ended July 30, 2016 compared with the twenty-six weeks ended August 1, 2015.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of July 30, 2016. As of July 30, 2016, the Company had $70.4 million available to borrow under the Senior Credit Facility which includes $25 million for letters of credit, based on the borrowing base at that date.
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
As of the end of the period covered by this report (July 30, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the second quarter of fiscal 2016 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
There have been no material developments in the litigation with S. Carter Enterprises, LLC and Shawn C. Carter which was disclosed in Part I, Item 3, of the Company's Form 10-K for the fiscal year ended January 30, 2016.

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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	September 9, 2016	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)