Form 10-Q
period 2016-10-29
Perfumania Holdings, Inc.
filed 2016-12-13
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended October 29, 2016 OR

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

The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At December 12, 2016, there were 15,493,763 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	October 29, 2016	January 30, 2016
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$2,120	$5,640
Accounts receivable, net of allowances of $3,016 and $1,233 as of October 29, 2016 and January 30, 2016, respectively	53,157	29,602
Inventories	223,198	221,336
Prepaid expenses and other current assets	11,512	9,862
Total current assets	289,987	266,440
Property and equipment, net	23,468	25,892
Goodwill	38,769	38,769
Intangible and other assets, net	17,228	19,945
Total assets	$369,452	$351,046
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$41,419	$32,175
Accounts payable-affiliates	160	300
Accrued expenses and other liabilities	30,816	33,205
Current portion of obligations under capital leases	1,347	1,248
Total current liabilities	73,742	66,928
Revolving credit facility	38,290	13,078
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	217	1,223
Other long-term liabilities	64,544	60,474
Total liabilities	302,159	267,069
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of October 29, 2016 and January 30, 2016, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,392,012 shares issued as of October 29, 2016 and January 30, 2016	164	164
Additional paid-in capital	222,014	221,961
Accumulated deficit	(146,308)	(129,571)
Treasury stock, at cost, 898,249 shares as of October 29, 2016 and January 30, 2016	(8,577)	(8,577)
Total shareholders’ equity	67,293	83,977
Total liabilities and shareholders’ equity	$369,452	$351,046

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015	Thirty-nine Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 31, 2015
Net sales	$125,183	$141,975	$327,342	$379,491
Cost of goods sold	65,915	75,690	171,281	199,672
Gross profit	59,268	66,285	156,061	179,819
Operating expenses:
Selling, general and administrative expenses	54,647	58,612	160,908	180,279
Share-based compensation expense	13	43	53	217
Depreciation and amortization	2,072	2,754	6,608	7,954
Total operating expenses	56,732	61,409	167,569	188,450
Income (loss) from operations	2,536	4,876	(11,508)	(8,631)
Interest expense	(1,848)	(1,848)	(5,229)	(5,303)
Income (loss) before income tax provision	688	3,028	(16,737)	(13,934)
Income tax provision	—	—	—	—
Net income (loss)	$688	$3,028	$(16,737)	$(13,934)
Net income (loss) per common share:
Basic and diluted	$0.04	$0.20	$(1.08)	$(0.90)

Weighted average number of common shares outstanding:
Basic	15,493,763	15,493,763	15,493,763	15,488,702
Diluted	15,493,763	15,494,973	15,493,763	15,488,702

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 30, 2016	16,392,012	$164	$221,961	$(129,571)	898,249	$(8,577)	$83,977
Share-based compensation expense	—	—	53	—	—	—	53
Net loss	—	—	—	(16,737)	—	—	(16,737)
Balance at October 29, 2016	16,392,012	$164	$222,014	$(146,308)	898,249	$(8,577)	$67,293
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirty-nine Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 31, 2015
Cash flows from operating activities:
Net loss	$(16,737)	$(13,934)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	257	257
Depreciation and amortization	6,608	7,954
Provision (recovery) for losses on accounts receivable	1,791	(181)
Share-based compensation	53	217
Changes in operating assets and liabilities:
Accounts receivable	(25,346)	(32,315)
Inventories	(1,862)	(3,371)
Prepaid expenses and other assets	(757)	247
Accounts payable	9,244	11,823
Accounts payable-affiliates	(140)	639
Accrued expenses and other liabilities and other long-term liabilities	1,681	6,444
Net cash used in operating activities	(25,208)	(22,220)
Cash flows from investing activities:
Additions to property and equipment	(2,617)	(5,253)
Net cash used in investing activities	(2,617)	(5,253)
Cash flows from financing activities:
Net borrowings under bank line of credit	25,212	27,966
Principal payments under capital lease obligations	(907)	(793)
Proceeds from exercise of stock options	—	57
Net cash provided by financing activities	24,305	27,230
Net decrease in cash and cash equivalents	(3,520)	(243)
Cash and cash equivalents at beginning of period	5,640	1,533
Cash and cash equivalents at end of period	$2,120	$1,290

Supplemental Information:
Cash paid during the period for:
Interest	$802	$1,084
Income taxes	$272	$611
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
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirty-nine weeks ended October 29, 2016 are not necessarily indicative of results to be expected for the full fiscal year.
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
As of October 29, 2016, Perfumania operated a chain of 294 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Management is focused on closing marginal and under-performing stores, has closed 21 stores during the thirty-nine weeks ended October 29, 2016 and currently plans to close up to 10 stores during the remainder of fiscal 2016. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates a national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,200 stores, including approximately 700 Kmart locations nationwide. Its other retail customers include Bealls, K & G and Steinmart.

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

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at October 29, 2016 and January 30, 2016 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of October 29, 2016 and January 30, 2016:

		October 29, 2016			January 30, 2016
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,357	7,988	1,369	9,357	7,696	1,661
Customer relationships	10	5,171	2,370	2,801	5,171	1,982	3,189
Favorable leases	7	886	886	—	886	865	21
License agreements	3-5	16,313	15,509	804	16,313	14,640	1,673
Tradename (non-amortizing)	N/A	8,500	—	8,500	8,500	—	8,500
		$78,996	$26,753	$52,243	$78,996	$25,183	$53,813

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand to determine its fair value. There were no triggering events during the thirteen or thirty-nine weeks ended October 29, 2016 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $0.4 million and $1.1 million during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, and $1.6 million and $3.3 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. As of October 29, 2016, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2016	$362
2017	1,427
2018	877
2019	709
2020	684
2021	682
Thereafter	233
$4,974

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 2,194,305 shares of common stock were reserved for issuance as of October 29, 2016. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of October 29, 2016, 1,164,252 stock options have been granted pursuant to the 2010 Plan.

The following is a summary of the stock option activity during the thirty-nine weeks ended October 29, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 30, 2016	975,916	$8.01
Granted	410,000	2.30
Exercised	—	—
Forfeited	(191,913)	7.73
Outstanding as of October 29, 2016	1,194,003	$6.10	7.1	$—
Vested and expected to vest as of October 29, 2016	1,194,003	$6.10	7.1	$—
Exercisable as of October 29, 2016	776,499	$8.11	5.9	$—

The following is a summary of stock warrants activity during the thirty-nine weeks ended October 29, 2016:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 30, 2016	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of October 29, 2016	6,299,971	$11.80	1.6	$—
Vested as of October 29, 2016	6,299,971	$11.80	1.6	$—
Exercisable as of October 29, 2016	6,299,971	$11.80	1.6	$—

Share-based compensation expense was less than $0.1 million during each of the thirteen weeks ended October 29, 2016 and October 31, 2015 and $0.1 million and $0.2 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	October 29, 2016	January 30, 2016
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$38,290	$13,078
Subordinated notes payable-affiliates	125,366	125,366
	163,656	138,444
Less current portion	—	—
Total long-term debt	$163,656	$138,444

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain excess availability under the facility of at least $10 million. As of October 29, 2016, the Company had $75.7 million of net availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of October 29, 2016, the interest rate on LIBOR Rate borrowings was 2.6% and the interest rate on base rate borrowings was 4.5%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of October 29, 2016.
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $1.5 million and $1.4 million for the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, and $4.4 million and $4.0 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at October 29, 2016 and January 30, 2016 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $49.2 million and $44.8 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of October 29, 2016 and January 30, 2016, respectively.

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

The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when business conditions will improve sufficiently to enable it to utilize its deferred tax assets. The Company did not record a Federal or state tax expense on its operating income for the thirteen weeks ended October 29, 2016, since the Company has a cumulative operating loss for the thirty-nine week period.
During the thirteen and thirty-nine weeks ended October 29, 2016, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in the income tax provision in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of October 29, 2016 and January 30, 2016 was not significant.
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

	Thirteen Weeks Ended	Thirteen Weeks Ended	Thirty-nine Weeks Ended	Thirty-nine Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Weighted average number of shares - basic	15,493,763	15,493,763	15,493,763	15,488,702
Potentially dilutive securities	—	1,210	—	—
Weighted average number of shares - diluted	15,493,763	15,494,973	15,493,763	15,488,702
During the thirteen and thirty-nine weeks ended October 29, 2016 there were 7,493,974 potentially dilutive shares of common stock related to stock options and warrants which were excluded from the diluted income (loss) per share calculation because the effect of including these potentially dilutive shares was antidilutive. During the thirteen and thirty-nine weeks ended October 31, 2015 there were 7,262,677 and 7,263,887 potentially dilutive shares of common stock related to stock options and warrants which were excluded from the diluted income (loss) per share calculation because the effect of including these potentially dilutive shares was antidilutive.

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
As of October 29, 2016, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirty-nine weeks ended October 29, 2016 and October 31, 2015.
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

NOTE 10 - CONTINGENCIES
In August 2015, the Company was named as a defendant in a class action filed in the Superior Court for the State of California, County of Ventura. The complaint alleged various violations of California law related to wages, meal periods and wage statements, among other things. In October 2016, the parties agreed in principle on a settlement which the Company expects will be submitted to the Court during the fourth quarter of fiscal 2016. The Company accrued the estimated settlement of approximately $0.5 million during the thirteen weeks ended October 29, 2016, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.
In November 2015, the Company was named as a defendant in a putative class action in the U.S. District Court for the Southern District of Alabama. The complaint, and thereafter an amended complaint, alleged that the Company violated the Telephone Consumer Protection Act ("TCPA") by sending unsolicited facsimiles which advertised goods and/or services offered by the Company. The plaintiff sought to represent a nationwide class of all recipients of such unsolicited faxes for the period November 3, 2011 to the present. Plaintiff sought statutory damages of at least $500 per violative fax, plus other non-monetary relief. The parties agreed to mediate the matter which resulted in a settlement in principle. A formal settlement agreement, on a class wide basis, was entered into in late November 2016. Defendants will obtain a release, on a class wide basis, from all members of the settlement class who do not opt out, back to January 2011. The settlement must be approved by the Court, in which case notice will be disseminated to potential class members, who will have an opportunity to opt out of the class or to object to the settlement. Thereafter, the settlement and any objections will be presented to the Court for final approval. Assuming final approval, claims will be submitted, reviewed, and paid as appropriate. It is expected that this process will be concluded during calendar 2017. The Company accrued the estimated settlement of approximately $0.5 million during the thirteen weeks ended October 29, 2016, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.
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

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s outstanding common stock as of October 29, 2016, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
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
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's outstanding common stock as of October 29, 2016, excluding shares issuable upon exercise of certain warrants. See disclosures of merchandise purchases in the table below.
The Company sells merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba. Net sales to Reba were approximately $0.8 million and $0.6 million during the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively, and approximately $2.4 million and $2.2 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The balance due from Reba as of October 29, 2016 and January 30, 2016 was approximately $0.6 million and $0.2 million, respectively, and is included in accounts receivable, net of allowances, on the accompanying condensed consolidated balance sheets. The Company also purchased certain merchandise from Reba during the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015.

The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 were as follows (in thousands):

	Total Purchases Thirteen Weeks Ended October 29, 2016	Total Purchases Thirteen Weeks Ended October 31, 2015	Total Purchases Thirty-nine Weeks Ended October 29, 2016	Total Purchases Thirty-nine Weeks Ended October 31, 2015	Balance Due October 29, 2016	Balance Due January 30, 2016

Lighthouse Companies	$—	$—	$—	$—	$117	$134
Jacavi	567	2,494	2,855	8,734	—	29
Quality King	38	4	88	35	—	(9)
Cloudbreak	—	—	—	—	—	18
Reba	—	692	2,294	1,495	—	90
	$605	$3,190	$5,237	$10,264	$117	$262

Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. There were no payments to GSN during the thirty-nine weeks ended October 29, 2016. During the thirty-nine weeks ended October 31, 2015, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at October 29, 2016 or January 30, 2016.
Quality King leases a 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of October 29, 2016, the monthly current sublease payments are approximately $233,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $0.7 million during each of the thirteen weeks ended October 29, 2016 and October 31, 2015, and $2.1 million and $2.0 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.2 million during each of the thirteen weeks ended October 29, 2016 and October 31, 2015, and $0.6 million and $0.8 million during the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at both October 29, 2016 and January 30, 2016.
On April 18, 2012, Parlux, Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia), Shawn C. Carter (who is the beneficial owner of 10% of the Company’s common stock) and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. No royalties have been paid during the thirteen or thirty-nine weeks ended October 29, 2016. During the thirty-nine weeks ended October 31, 2015, the Company paid $0.3 million of royalties pursuant to the sublicense agreement.
On January 25, 2016, the Company and Parlux filed a lawsuit against S. Carter Enterprises, LLC and Shawn C. Carter in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described above and related agreements by not acting timely or in good-faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief. On May 6, 2016, the defendants filed an answer in the nature of a general denial, with a counterclaim for, inter alia, amounts allegedly due to them under the license agreements in the amount of approximately $2.7 million. The Company has filed a reply to that counterclaim in the nature of a general denial. The Court has set a schedule which calls for the conclusion of fact and expert discovery by June 23, 2017, with dispositive motion practice to follow. The parties have commenced discovery, which is ongoing. The Company intends to vigorously pursue its claims and to defend the counterclaim.

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

	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015	Thirty-nine Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 31, 2015
	(in thousands)
Net sales:
Wholesale	$75,134	$83,212	$171,267	$183,406
Retail	50,049	58,763	156,075	196,085
	$125,183	$141,975	$327,342	$379,491
Gross profit:
Wholesale	$35,194	$35,984	$78,530	$81,523
Retail	24,074	30,301	77,531	98,296
	$59,268	$66,285	$156,061	$179,819

	October 29, 2016	January 30, 2016
Total assets:
Wholesale	$713,158	$636,924
Retail	388,850	372,651
	1,102,008	1,009,575
Eliminations (a)	(732,556)	(658,529)
Consolidated assets	$369,452	$351,046

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We are an independent, national, vertically integrated wholesale distributor and specialty retailer of designer perfumes and fragrances. We source the majority of these products directly from the brand owners/manufacturers. We also own and license certain designer and other fragrance brands that we manufacture, through subcontractors, and sell through our wholesale and retail operating subsidiaries.
Net sales during the thirteen weeks ended October 29, 2016, our third quarter in fiscal 2016, decreased 11.8% compared to the third quarter of fiscal 2015, while net sales during the thirty-nine weeks ended October 29, 2016 decreased 13.7% compared to the thirty-nine weeks ended October 31, 2015. Our wholesale segment’s net sales decreased by 9.7% and 6.6%, respectively from the thirteen and thirty-nine weeks ended October 31, 2015. During the year, wholesale sales fluctuate due to seasonal demand, new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights, changes in foreign exchange rates against the U.S. dollar and the timing of industry trade shows and, accordingly, sales and results of operations can vary significantly from quarter to quarter. Our retail segment’s net sales decreased by 14.8% and 20.4%, respectively, from the thirteen and thirty-nine weeks ended October 31, 2015 because of the transition of SOW's largest consignment account to a wholesale customer, fewer Perfumania stores compared with last year’s third quarter and nine months and lower mall traffic at Perfumania stores.
Gross profit during the thirteen and thirty-nine weeks ended October 29, 2016 was $59.3 million and $156.1 million, respectively, decreases of 10.6% and 13.2%. The decreases in gross profit are due primarily to lower retail net sales.
Total operating expenses were $56.7 million and $167.6 million during the thirteen and thirty-nine weeks ended October 29, 2016, respectively, decreases of 7.6% and 11.1%, respectively, compared to the thirteen and thirty-nine weeks ended October 31, 2015. The decrease during the thirteen and thirty-nine weeks ended October 29, 2016 was attributable to lower commissions, advertising and sales promotion expense and Perfumania store occupancy costs offset by higher provision for bad debts and litigation settlement costs.
Interest expense was $1.8 million during each of the thirteen weeks ended October 29, 2016 and October 31, 2015, and $5.2 million and $5.3 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.
We did not record a tax provision during the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015 since we have operating losses for those periods. We record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded during the thirteen and thirty-nine weeks ended October 29, 2016 and October 31, 2015.
As a result of the above, our net income decreased by 77.3% to $0.7 million during the third quarter of fiscal 2016 from $3.0 million during last year’s third quarter, and our net loss increased by 20.1% to $16.7 million during the thirty-nine weeks ended October 29, 2016 from $13.9 million for the thirty-nine weeks ended October 31, 2015.

Comparison of the Thirteen Weeks Ended October 29, 2016 with the Thirteen Weeks Ended October 31, 2015.

Net Sales

	Thirteen Weeks Ended October 29, 2016	Percentage of Net Sales	Thirteen Weeks Ended October 31, 2015	Percentage of Net Sales	Dollar Change
	($ in thousands)
Wholesale	$75,134	60.0%	$83,212	58.6%	$(8,078)
Retail	50,049	40.0%	58,763	41.4%	(8,714)
Total net sales	$125,183	100%	$141,975	100%	$(16,792)

Net sales decreased 11.8% from $142.0 million in the thirteen weeks ended October 31, 2015 to $125.2 million in the thirteen weeks ended October 29, 2016. The decrease in sales included a $8.1 million decrease in wholesale sales and a $8.7 million decrease in retail sales.
Wholesale sales decreased by 9.7% from $83.2 million in the thirteen weeks ended October 31, 2015 to $75.1 million in the thirteen weeks ended October 29, 2016 due to lower customer demand. QFG's sales decreased from $53.0 million in the thirteen weeks ended October 31, 2015 to $50.4 million in the thirteen weeks ended October 29, 2016. Parlux's sales decreased from $30.2 million in the thirteen weeks ended October 31, 2015 to $24.6 million in the thirteen weeks ended October 29, 2016.

Retail sales decreased by 14.8% from $58.8 million in the thirteen weeks ended October 31, 2015 to $50.1 million in the thirteen weeks ended October 29, 2016. Perfumania's retail sales decreased by $2.7 million and SOW's consignment sales decreased by $6.0 million.
Perfumania's retail sales decreased from $48.8 million in the thirteen weeks ended October 31, 2015 to $46.0 million in the thirteen weeks ended October 29, 2016. The decrease in Perfumania's sales was due primarily to fewer stores being operated and lower mall traffic. The average number of stores operated was 295 in the thirteen weeks ended October 29, 2016 and 320 in the thirteen weeks ended October 31, 2015. The reduction in store count is due to the closure of under-performing stores over the past year. Perfumania's comparable store sales decreased by 1.7% during the thirteen weeks ended October 29, 2016 from the same period in 2015 due to lower mall traffic. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended October 29, 2016 decreased by 2.2% from the prior year's comparable period, while the total number of units sold decreased by 2.9% due to the decrease in Perfumania's sales.
SOW's consignment sales decreased from $10.0 million in the thirteen weeks ended October 31, 2015 to $4.0 million in the thirteen weeks ended October 29, 2016. The decrease in SOW's net sales is due to a decrease in sales of approximately $5.7 million to $0.1 million during the thirteen weeks ended October 29, 2016 by Burlington Coat Factory ("Burlington"), formerly SOW's largest consignment account, which has been transitioned to be a wholesale customer of QFG. We anticipate that we will continue to sell merchandise to Burlington through QFG. During the thirteen weeks ended October 29, 2016, sales by QFG to Burlington were approximately $4.1 million compared with $2.3 million during the comparative period in fiscal 2015.

Gross Profit

	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015	Dollar Change
	($ in thousands)
Wholesale	$35,194	$35,984	$(790)
Retail	24,074	30,301	(6,227)
Total gross profit	$59,268	$66,285	$(7,017)

Gross Profit Percentages

	Thirteen Weeks Ended October 29, 2016	Thirteen Weeks Ended October 31, 2015
Wholesale	46.8%	43.2%
Retail	48.1%	51.6%
Total gross profit percentage	47.3%	46.7%
Gross profit decreased 10.6% from $66.3 million in the thirteen weeks ended October 31, 2015 to $59.3 million in the thirteen weeks ended October 29, 2016.
QFG's gross profit dollars increased from $20.2 million during the thirteen weeks ended October 31, 2015 to $21.6 million during the thirteen weeks ended October 29, 2016 due to higher gross margins. Parlux's gross profit dollars decreased from $16.2 million during the thirteen weeks ended October 31, 2015 to $13.5 million during the thirteen weeks ended October 29, 2016. Wholesale gross profit percentage increased from 43.2% during the thirteen weeks ended October 31, 2015 to 46.8% during the thirteen weeks ended October 29, 2016 due to a higher proportion of owned and licensed brands sold.
Perfumania's retail gross profit dollars decreased from $25.5 million during the thirteen weeks ended October 31, 2015 to $21.4 million during the thirteen weeks ended October 29, 2016 due to lower net sales discussed above. For these same periods, Perfumania's retail gross margins were 52.2% and 46.5%, respectively. The decrease in gross margins is due to more promotional pricing at Perfumania stores.
SOW's gross profit dollars decreased from $4.8 million during the thirteen weeks ended October 31, 2015 to $2.7 million during the thirteen weeks ended October 29, 2016 primarily due to lower sales by SOW discussed above. For these same periods, SOW's gross margins were 48.3% and 66.8%, respectively. The increase in gross margin percentage is due to the reversal of inventory reserves related to the transition of Burlington to a wholesale customer of QFG.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, certain costs related to the implementation of a new computer system and other administrative expenses. Selling, general and administrative expenses were $54.7 million in the thirteen weeks ended October 29, 2016, compared to $58.6 million in the thirteen weeks ended October 31, 2015. The decrease in selling, general and administrative expenses is attributable to lower sales commissions on consignment sales, due to lower sales by SOW as discussed above, lower advertising expenses and lower Perfumania store occupancy costs offset by litigation costs for the expected resolution of two class action matters where the Company is the defendant. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.2 million during each of the thirteen weeks ended October 29, 2016 and October 31, 2015.
Depreciation and amortization was approximately $2.1 million and $2.8 million in the thirteen weeks ended October 29, 2016 and October 31, 2015, respectively.
Share-based compensation expense of less than $0.1 million during each of the thirteen weeks ended October 29, 2016 and October 31, 2015 represents the expense incurred on outstanding stock options.
Interest expense was approximately $1.8 million for each of the thirteen weeks ended October 29, 2016 and October 31, 2015.
The Company did not record a tax provision during each of the thirteen weeks ended October 29, 2016 and October 31, 2015 since the Company has cumulative pre-tax losses for the thirty-nine week periods.
As a result of the foregoing, we generated net income of approximately $0.7 million in the thirteen weeks ended October 29, 2016 compared to net income of $3.0 million in the thirteen weeks ended October 31, 2015.

Comparison of the Thirty-nine Weeks Ended October 29, 2016 with the Thirty-nine Weeks Ended October 31, 2015.

Net Sales

	Thirty-nine Weeks Ended October 29, 2016	Percentage of Net Sales	Thirty-nine Weeks Ended October 31, 2015	Percentage of Net Sales	Dollar Change
	($ in thousands)
Wholesale	$171,267	52.3%	$183,406	48.3%	$(12,139)
Retail	156,075	47.7%	196,085	51.7%	(40,010)
Total net sales	$327,342	100.0%	$379,491	100.0%	$(52,149)

Net sales decreased 13.7% from $379.5 million in the thirty-nine weeks ended October 31, 2015 to $327.4 million in the thirty-nine weeks ended October 29, 2016. The decrease in sales included a decrease in retail sales of $40.0 million and a decrease in wholesale sales of $12.1 million.
Wholesale sales decreased by 6.6% from $183.4 million in the thirty-nine weeks ended October 31, 2015 to $171.3 million in the thirty-nine weeks ended October 29, 2016. QFG's sales decreased from $117.7 million in the thirty-nine weeks ended October 31, 2015 to $116.1 million in the thirty-nine weeks ended October 29, 2016. Parlux's sales decreased from $65.4 million in the thirty-nine weeks ended October 31, 2015 to $54.6 million during the thirty-nine weeks ended October 29, 2016.
Retail sales decreased by 20.4% from $196.1 million in the thirty-nine weeks ended October 31, 2015 to $156.1 million in the thirty-nine weeks ended October 29, 2016. The decrease included a decrease in Perfumania's retail sales of $18.1 million and a decrease in SOW's consignment sales of $21.9 million.
Perfumania's retail sales decreased from $159.0 million in the thirty-nine weeks ended October 31, 2015 to $140.9 million in the thirty-nine weeks ended October 29, 2016. Perfumania's comparable store sales decreased by 8.4% during the thirty-nine weeks ended October 29, 2016. The average retail price per unit sold during the thirty-nine weeks ended October 29, 2016 decreased 0.9% from the prior year's comparable period while the total number of units sold decreased by 10.1%. The average number of stores operated was 300 in the thirty-nine weeks ended October 29, 2016, versus 319 in the prior year's comparable period. The reduction in store count is due to the closure of under-performing stores over the past year.

SOW's consignment sales decreased from $37.1 million in the thirty-nine weeks ended October 31, 2015 to $15.2 million in the thirty-nine weeks ended October 29, 2016. The decrease in SOW's net sales is primarily due to the transition of Burlington to a wholesale customer discussed above.

Gross Profit

	Thirty-nine Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 31, 2015	Dollar Change
	($ in thousands)
Wholesale	$78,530	$81,523	$(2,993)
Retail	77,531	98,296	(20,765)
Total gross profit	$156,061	$179,819	$(23,758)
Gross Profit Percentages

	Thirty-nine Weeks Ended October 29, 2016	Thirty-nine Weeks Ended October 31, 2015
Wholesale	45.9%	44.4%
Retail	49.7%	50.1%
Total gross profit percentage	47.7%	47.4%

Gross profit decreased 13.2% from $179.8 million in the thirty-nine weeks ended October 31, 2015 to $156.1 million in the thirty-nine weeks ended October 29, 2016.
QFG's gross profit dollars increased from $46.8 million during the thirty-nine weeks ended October 31, 2015 to $49.3 million during the thirty-nine weeks ended October 29, 2016. Parlux's gross profit decreased from $35.8 million during the thirty-nine weeks ended October 31, 2015 to $29.2 million during the thirty-nine weeks ended October 29, 2016 due to lower sales discussed above. Wholesale gross profit percentage increased from 44.4% during the thirty-nine weeks ended October 31, 2015 to 45.9% during the thirty-nine weeks ended October 29, 2016 due to a higher proportion of owned and licensed brands sold.
Perfumania's retail gross profit decreased from $80.6 million for the thirty-nine weeks ended October 31, 2015 to $67.5 million during the thirty-nine weeks ended October 29, 2016. For these same periods, Perfumania's retail gross margins were 50.7% and 47.9%, respectively. The decrease in Perfumania's gross margins is attributable to more promotional pricing at Perfumania stores.
SOW's gross profit dollars decreased from $17.7 million during the thirty-nine weeks ended October 31, 2015 to $10.0 million during the thirty-nine weeks ended October 29, 2016 due to lower sales by SOW discussed above. For these same periods, SOW's gross margins were 47.5% and 65.7%, respectively. The increase in gross margin percentage is due to the reversal of inventory reserves due to the transition of Burlington to a wholesale customer of QFG.

Expenses
Selling, general and administrative expenses were $160.9 million in the thirty-nine weeks ended October 29, 2016, compared to $180.3 million in the thirty-nine weeks ended October 31, 2015. The decrease in selling, general and administrative expenses is primarily attributable to lower sales commissions on consignment sales due to lower sales by SOW as discussed above, lower advertising and sales promotion expenses and lower Perfumania store occupancy costs offset by higher provision for bad debts on accounts receivable and litigation costs for the expected resolution of two class action matters where the Company is the defendant. The increase in bad debt expense is the result of a Panama based customer of Parlux that distributes in certain Latin American countries which was placed on the Specially Designated Nationals list by the Office of Foreign Assets Control of the U.S. Treasury Department in May 2016. As a result, the customer's assets have been frozen and any dealings between U.S. companies, including Parlux, and the customer have been prohibited. Management reserved the outstanding accounts receivable balance from the customer of approximately $1.7 million during the thirteen weeks ended April 30, 2016 due to the uncertainty of future collection of this receivable. Also included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.6 million and $0.8 million for the thirty-nine weeks ended October 29, 2016 and October 31, 2015, respectively.
Depreciation and amortization was approximately $6.6 million in the thirty-nine weeks ended October 29, 2016, compared to $8.0 million for the thirty-nine weeks ended October 31, 2015.
Share-based compensation expense was approximately $0.1 million and $0.2 million during the thirty-nine week periods ended October 29, 2016 and October 31, 2015, respectively, and represents the expense incurred on outstanding stock options.
Interest expense was approximately $5.2 million and $5.3 million during the thirty-nine week periods ended October 29, 2016 and October 31, 2015, respectively.
Since the Company continues to record a full valuation allowance against all deferred tax assets, no income tax benefit was recorded during either of the thirty-nine week periods ended October 29, 2016 and October 31, 2015.
As a result of the foregoing, we realized a net loss of approximately $16.7 million in the thirty-nine weeks ended October 29, 2016, compared to a net loss of $13.9 million in the thirty-nine weeks ended October 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirty-nine weeks ended October 29, 2016 was approximately $25.2 million, compared with approximately $22.2 million used in operating activities during the thirty-nine weeks ended October 31, 2015. This increase in cash used in operations results from the increase in our net loss and changes in our working capital. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $2.6 million in the thirty-nine weeks ended October 29, 2016 compared to $5.3 million in the thirty-nine weeks ended October 31, 2015. Investing activities during the thirty-nine weeks ended October 29, 2016 consisted of Perfumania store construction and remodels, new point-of-sale equipment for certain Perfumania stores and other corporate and information technology enhancements. The decrease in cash used in investing activities resulted from less information technology spending during the thirty-nine weeks ended October 29, 2016 versus last year's comparative period and fewer new Perfumania store openings during the thirty-nine weeks ended October 29, 2016 compared with the thirty-nine weeks ended October 31, 2015. The Company also completed the first phase of a multi-year business transformation program involving new technology and processes for the Perfumania retail business at the end of fiscal 2015 accounting for most of the reduction in information technology spending. During the thirty-nine weeks ended October 29, 2016, Perfumania opened 2 new stores, relocated 2 stores and closed 21 stores compared with 5 new stores, 4 store relocations and 6 store closures during the thirty-nine weeks ended October 31, 2015. We plan to open 1 store and close up to 10 stores during the remainder of fiscal 2016. During fiscal 2016, management has focused on closing marginal and under-performing Perfumania stores by negotiating early lease terminations with landlords, exercising lease termination options included in certain store leases and by choosing not to renew/extend leases on maturing leases. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change. Furthermore, we continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirty-nine weeks ended October 29, 2016 was approximately $24.3 million, compared with $27.2 million provided by financing activities for the thirty-nine weeks ended October 31, 2015. The $2.9 million decrease in cash provided by financing activities is due primarily to lower borrowings under our bank line of credit. Our borrowings under our line of credit decreased due to lower spending for capital expenditures and the timing of payments to trade vendors during the thirty-nine weeks ended October 29, 2016 compared with the thirty-nine weeks ended October 31, 2015.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of October 29, 2016. As of October 29, 2016, the Company had $75.7 million available to borrow under the Senior Credit Facility which includes $25 million for letters of credit, based on the borrowing base at that date.
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
As of the end of the period covered by this report (October 29, 2016), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the third quarter of fiscal 2016 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
In August 2015, the Company was named as a defendant in a class action filed in the Superior Court for the State of California, County of Ventura. The complaint alleged various violations of California law related to wages, meal periods and wage statements, among other things. In October 2016, the parties agreed in principle on a settlement which the Company expects will be submitted to the Court during the fourth quarter of fiscal 2016. The Company accrued the estimated settlement of approximately $0.5 million during the thirteen weeks ended October 29, 2016, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.
In November 2015, the Company was named as a defendant in a putative class action in the U.S. District Court for the Southern District of Alabama. The complaint, and thereafter an amended complaint, alleged that the Company violated the Telephone Consumer Protection Act ("TCPA") by sending unsolicited facsimiles which advertised goods and/or services offered by the Company. The plaintiff sought to represent a nationwide class of all recipients of such unsolicited faxes for the period November 3, 2011 to the present. Plaintiff sought statutory damages of at least $500 per violative fax, plus other non-monetary relief. The parties agreed to mediate the matter which resulted in a settlement in principle. A formal settlement agreement, on a class wide basis, was entered into in late November 2016. Defendants will obtain a release, on a class wide basis, from all members of the settlement class who do not opt out, back to January 2011. The settlement must be approved by the Court, in which case notice will be disseminated to potential class members, who will have an opportunity to opt out of the class or to object to the settlement. Thereafter, the settlement and any objections will be presented to the Court for final approval. Assuming final approval, claims will be submitted, reviewed, and paid as appropriate. It is expected that this process will be concluded during calendar 2017. The Company accrued the estimated settlement of approximately $0.5 million during the thirteen weeks ended October 29, 2016, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.
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

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	December 13, 2016	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Donna L. Dellomo
Donna L. Dellomo
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)