Form 10-K
period 2017-01-28
Perfumania Holdings, Inc.
filed 2017-04-28
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________________
FORM 10-K
___________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
None
___________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐   No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒   No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-Accelerated Filer	☐ (Do not check if a smaller reporting company)	Smaller Reporting Company	☒
Emerging Growth Company	☐
If an Emerging Growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $12.6 million as of July 31, 2016, based on the closing sale price of $2.36 per share.
The number of shares outstanding of the registrant’s common stock as of April 27, 2017: 15,493,763 shares

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
Our retail business is conducted through three subsidiaries:

•	Perfumania, a specialty retailer of fragrances and related products,

•	Perfumania.com, an internet retailer of fragrances and other specialty items, and

•	SOW, which sells fragrances in retail stores on a consignment basis.
During fiscal 2016 and 2015, 50.6% and 54.1% of our net sales and 52.8% and 57.2% of our gross profit were provided by our retail division and 49.4% and 45.9% and 47.2% and 42.8%, respectively, by our wholesale division. Further information for each of the industry segments in which we operate is provided in Note 14 to our Consolidated Financial Statements included in Item 8 of this Form 10-K.
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
The Company's fiscal year ends on the Saturday closest to January 31. In this Form 10-K, we refer to the fiscal year beginning January 31, 2016 and ending January 28, 2017 as “fiscal 2016” and the fiscal year beginning February 1, 2015 and ending January 30, 2016 as “fiscal 2015.” Fiscal 2016 and fiscal 2015 both contain 52 weeks.
Wholesale Business
QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. It buys designer fragrances principally from the brand owners/manufacturers. QFG strives to increase its selection of brands, sizes and price points in order to be a one stop shop for its customers. QFG’s sales are principally to retailers such as Burlington Coat Factory ("Burlington"), Kohl’s, Marshalls, Nordstrom Rack, Ross Stores, Sears, Walgreens and Wal-Mart.
Parlux engages in the manufacture (through sub-contractors), distribution and sale of Kenneth Cole®, Shawn Carter, professionally known as Jay-Z®, Paris Hilton®, Jessica Simpson®, Rihanna®, Marc Ecko®, Vince Camuto®, Donald Trump® and Ivanka Trump® fragrances and related beauty products on an exclusive basis as a licensee or sublicensee. The Jason Wu® fragrance will launch during the summer of 2017. Parlux's products are distributed in a variety of sizes and packaging. Beauty related products such as body lotions, creams, shower gels, deodorants, soaps and dusting powders complement the fragrance line. Parlux designs and creates fragrances using its own staff and independent contractors. Parlux supervises the design of its packaging by independent contractors to create products appealing to the intended customer base. The creation and marketing of each product line is closely linked with the applicable brand name, its positioning and market trends for the prestige fragrance industry. This development process usually takes twelve to eighteen months to complete. Parlux's fragrances generally retail at prices ranging from $25 to $1,500 per item with the core products between $70 and $85, and, along with certain of Five Star's licensed brands (see below), are sold in the United States in national and regional department stores, including Belk, Bon Ton, Boscovs, Dillards, Lord & Taylor, Macy's, Neiman Marcus, Nordstrom and Stage Stores, on military bases throughout the United States, at Perfumania's retail stores, through SOW's consignment business and at selected other cosmetic retailers. In international markets, distributors sell Parlux's products to local department stores as well as to numerous perfumeries in the local markets. Selected Parlux products are also sold by QFG. We also fulfill a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers.
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
There were no customers who accounted for more than 10% of revenues in fiscal 2016 or 2015.
Retail Business
Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. At January 28, 2017, Perfumania operated a chain of 287 “full service” retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Each of Perfumania’s retail stores generally offers approximately 2,000 different fragrance items for women, men and children. These stores stock brand name and designer brands such as Azzaro®, Burberry®, Bvlgari®, Calvin Klein®, Carolina Herrera®, Christian Dior®, Dolce & Gabbana®, Donna Karan®, Estee Lauder®, Giorgio Armani®, Givenchy®, Gucci®, Guess®, Hugo Boss®, Issey Miyake®, Jimmy Choo®, Lacoste®, Mont Blanc®, Paco Rabanne®, Ralph Lauren/Polo®, Versace® and Yves Saint Laurent®1 as well as Parlux and Five Star brands. Perfumania also exclusively carries a private label line of bath and body products under the name Jerome Privee®. The retail business is principally operated through Magnifique Parfumes and Cosmetics, Inc., a subsidiary of Perfumania, and the stores operate under the name “Perfumania.”® Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers and suburban strip shopping centers.
Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. We benefit from our ability to reach a large group of customers from a central site. This also enables us to display a larger number of products than traditional store-based or catalog sellers, and the ability to frequently adjust featured selections and edit content and pricing provides significant merchandising flexibility. Our website not only builds brand awareness but generates incremental sales and helps us access geographic markets where we do not have a physical store. It is designed to complement the in-store experience and play a vital role in both our omni-channel strategy and the customer experience, and provides for full omni-channel capabilities, including “ship-from-store,” “order-in-store,” “reserve-in-store” and “purchase-online-pickup-in-store”, enabling our customers to interact with Perfumania any way they want.
SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,600 stores, including more than 600 Kmart locations nationwide, as well as through customers such as Steinmart, Bealls and K&G. SOW determines the pricing and the products displayed in each of its retail consignment locations and pays a percentage of the sales proceeds to the retailer for its profit and overhead applicable to these sales. Overhead includes sales associate payroll and benefits, rental of fragrance space and, in some instances, an inventory shrink allowance. Consignment fees vary depending in part on whether SOW or the retailer absorbs inventory shrinkage.
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

December each year. Wholesale sales are stronger during the months of September through November, since retailers need to receive merchandise well before the holiday season begins, with approximately 36.6% and 37.5% of total wholesale revenues being generated during these three months in fiscal 2016 and 2015, respectively. Retail revenues are the greatest in December, with approximately 21.0% and 20.4% of retail revenues being generated this month in fiscal 2016 and 2015, respectively, as is typical for a retail operation.
Strategy
The Company’s business strategy includes its product strategy and its sales strategy. We review and seek to improve both on an ongoing basis.
The Company uses its experience in the fragrance industry, knowledge of the fragrance market, and business relationships to selectively acquire new fragrance licenses and to introduce new products in order to adapt to shifting consumer preferences and to offset the gradual decline in sales of products that are later in their life cycles. It seeks to increase the portfolio of brands for both wholesale distribution and retail sale by presenting a diverse sales opportunity for a designer’s brand, thereby enhancing its purchasing opportunities.
The Company’s sales strategy has historically relied heavily on retail stores in desirable locations. When opening new stores, Perfumania has sought locations primarily in high traffic manufacturers’ outlet malls, regional malls and, selectively, on a stand-alone basis in suburban shopping centers in metropolitan areas. We continuously monitor store performance and periodically close under-performing stores, which typically have been older stores in less desirable locations. As of January 28, 2017, we operated 287 Perfumania stores in the United States, Puerto Rico and the United States Virgin Islands.
With the rapidly increasing shift in consumer shopping patterns out of traditional retail to e-commerce, management is reviewing and updating the Company’s sales strategy, including our business model and cost structure, to identify initiatives to reduce and align our overhead structure with our current business model, improve supply chain efficiency, optimize marketing spending, reduce expenses and improve operating results in the long-term.
We are focused on carefully managing and reducing Perfumania's physical retail store portfolio. We intend to strictly limit the number of new Perfumania store openings for the foreseeable future, and will focus on maximizing sales and store productivity and controlling expenses at existing stores. We are also accelerating the closure of under-performing stores and stores where we anticipate declining mall traffic and do not see the potential for long-term growth and profitability. In fiscal 2015 and 2016, Perfumania opened nine and four stores, respectively, excluding seasonal locations, and closed 16 stores and 30 stores, respectively, excluding seasonal locations. During the first quarter of fiscal 2017, we closed an additional 43 stores.
We emphasize our internet / e-commerce strategy as described above under “Retail Business.” Increasing the sales of Perfumania's e-commerce website is one of our key growth strategies and, during fiscal 2017, we will allocate additional resources and focus on improving our customer's online experience and will look for new ways to leverage digital technologies and to connect with our customers. We believe we can significantly increase our e-commerce penetration and establish the framework of a successful long-term e-commerce strategy. As customers increasingly shop across multiple channels, we will continue to invest in these and other omni-channel initiatives in order to create a more seamless shopping experience for our customers.

 Supply Chain and Manufacturing
Excluding owned and licensed brands of Parlux and Five Star, the Company purchases approximately 75% of its fragrances directly from brand owners/manufacturers and the balance from distributors and wholesalers. Its suppliers include a majority of the largest fragrance manufacturers in the United States. The distributors represent, for the most part, long-standing relationships, some of which are also customers of the Company. The Company maintains a regular dialogue with all fragrance brand manufacturers directed toward broadening its product offerings to its customers. The Company believes that having both wholesale and retail customers is desirable to most fragrance brand manufacturers and enhances its opportunities to further expand these relationships. As is customary in the fragrance industry, the Company has no long-term or exclusive contracts with these suppliers.
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
Marketing and Sales
Parlux maintains its own fragrance sales and marketing staff and sells directly to retailers, primarily national and regional department stores, who we believe will maintain the image of our owned and licensed products as prestige fragrances. Parlux products are currently sold in over 3,000 retail outlets in the United States and on a global basis throughout a network of international distributors. Selected Parlux products are also sold in our Perfumania stores, SOW consignment retail outlets and by QFG. For our licensed brands, we employ traditional vehicles such as magazine print advertising and cooperative advertising with our retailers, and we increasingly utilize social networking, mobile, and digital applications.
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
Intellectual Property Rights
The Company’s portfolio of fragrance brands is of great importance to its business. Parlux holds the exclusive worldwide distribution rights for the following licenses: Kenneth Cole, Shawn Carter, professionally known as Jay-Z, Paris Hilton, Jessica Simpson, Rihanna, Marc Ecko, Vince Camuto, Donald Trump, Ivanka Trump and Jason Wu. Five Star owns the Lutece, Norell, Pavlova, Realm, Raffinee and Royal Secret brands, among others. It licenses designer and other fragrance brands, such as Tommy Bahama, Bijan, Gale Hayman, Michael Jordan, Pierre Cardin, Royal Copenhagen, Vicky Tiel, XOXO, Snookie and the Major League Baseball clubs, often acquiring exclusive worldwide distribution rights. Current expiration dates for these licenses (whereupon automatic or discretionary renewal periods may commence) range from September 30, 2017 to December 31, 2022, excluding the Gale Hayman license which expires on January 1, 2093. Many of our license agreements are subject to our obligation to make required minimum royalty payments, minimum advertising and promotional expenditures and/or, in some cases, meet minimum sales requirements. In addition to the trade name and service mark Perfumania, Perfumania operates one store under the trade name Perfumania Plus.
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
During the first quarter of fiscal 2016, we completed the roll-out of new technology and processes for the Perfumania retail business, focused on creating an outstanding experience for our customers, including new point of sale hardware and software, full omni-channel capability enabling Perfumania customers to interact with Perfumania any way they want - on-line or in-stores, new customer relationship management system and loyalty program ("Perfumania Perks"), new merchandising and planning systems and additional back office systems improving functions such as sales audit, loss prevention, analytics and reporting.
Initiatives focused on ensuring the realization of the full benefits of these new capabilities are currently underway and will continue throughout fiscal 2017.
Competition
Competition is intense and varies among the markets in which the Company competes. As a retailer, the Company competes with a wide range of chains and large and small stores, as well as manufacturers, including some of the Company’s suppliers. In the wholesale business, the Company competes with many distributors. Generally, the basis of competition is brand recognition, quality and price. The Company believes that the most important reasons for its competitive success in the wholesale business include its established relationships with manufacturers and large customers, popular recognition of its proprietary and licensed brands, and its efficient, low-cost sourcing strategy and ability to deliver products to consumers at competitive prices. Perfumania’s retail competitors include department stores, regional and national retail chains, drug stores, cosmetic retailers, supermarkets, duty-free shops and other specialty online and brick and mortar retail stores. Some of its competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than Perfumania. Perfumania’s stores compete on the basis of selling price, promotions, customer service, merchandise variety, store location and ambiance. Internet fragrance sales are highly competitive and Perfumania.com competes on the basis of selling price, merchandise variety, ease of selection and cost of delivery. Some of the Company’s competitors may enjoy competitive advantages, including greater financial resources that can be devoted to competitive activities, such as sales and marketing, brand development and strategic acquisitions.
Employees
At January 28, 2017, the Company had 1,783 employees, of whom 178 were involved in warehousing, 1,282 were employed in Perfumania’s retail stores, 251 in marketing, sales and operations, and 72 in finance and administration. We use temporary warehouse personnel to assist with seasonal requirements, and temporary part-time retail employees are added shortly before the Thanksgiving holiday weekend. Some of our warehouse employees are represented by a union. The Company has never experienced a work stoppage, strike or other interruption in business as a result of a labor dispute.
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

The beauty industry is highly competitive and if we cannot effectively compete, our business and results of operations will suffer
The beauty industry is highly competitive and changes rapidly due to consumer preferences and industry trends. Some of our competitors sell fragrances at discount prices and some are part of large national or regional chains that have substantially greater resources and name recognition than ours. Many of our competitors are global prestige beauty companies and multi-national consumer product companies who have greater financial, technical, operational, and marketing resources than we have and brands with greater name recognition than our brands. We may not be able to compete successfully against these competitors in developing our products and services. These factors, as well as demographic trends, economic conditions and discount pricing strategies by competitors, could result in increased competition and could have a material adverse effect on our profitability, operating cash flow, and many other aspects of our business, prospects, results of operations and financial condition.
Perfumania may be forced to close a significant number of stores, which could adversely impact our results.
Although we have slowed the opening of new Perfumania stores and have continued to close underperforming stores, the continuing and accelerating shift in consumer shopping patterns from traditional brick and mortar stores to e-commerce has resulted in declining mall traffic which has impacted most retailers. The majority of our retail stores are located in shopping malls and outlet centers and our success depends in part on the overall ability of these malls and outlet centers to successfully generate and maintain customer traffic. We cannot control the success of individual malls and outlet centers, or store closures by other retailers, including department stores which often serve as anchor stores, which may lead to mall vacancies and reduced customer foot traffic. Reduced customer foot traffic could reduce sales and impact operating performance at our Perfumania stores which could in turn negatively affect our business and financial results.
In the past, we have had to close stores as a result of poor performance. For example, in fiscal year 2016 and 2015, we closed 30 stores and 16 stores, respectively, and during the first quarter of fiscal 2017, we closed 43 stores. We intend to actively seek to close Perfumania stores where we do not see the potential for long-term growth and profitability which may result in a significant number of additional store closings. In addition, operating retail store locations requires substantial fixed corporate and administrative costs. The failure to appropriately reduce these costs to support a smaller Perfumania store footprint could also adversely affect our financial results. If we choose to close stores in the future, but cannot negotiate favorable terms with the landlords of these stores regarding the remaining lease obligations, we could be liable for significant lease termination costs and our financial results could be adversely affected.
We may be required to record impairments of long-lived assets relating to our retail operations.
Impairment testing of our retail stores' long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. During fiscal 2016 and 2015, we recorded impairment charges related to our Perfumania retail stores of $5.6 million and $1.0 million, respectively. During fiscal 2016, we also recorded an impairment charge of $1.3 million related to Perfumania's tradename. The failure of stores to achieve acceptable results could result in additional store asset impairment charges and charges related to Perfumania's tradename in the future, which may have a material adverse impact on our business and financial results.
Any new Perfumania stores we open must be successful or our business may be adversely affected
We are opening fewer new stores now, and their success is subject to, among other things, securing suitable store sites on satisfactory terms, hiring, training and retaining qualified management and other personnel, having adequate capital resources and successfully integrating new stores into existing operations. Circumstances outside our control could negatively affect these anticipated store openings. Perfumania’s new stores may take up to three years to reach planned operating levels. It is possible that Perfumania’s new stores might not achieve sales and profitability comparable to existing stores, and it is possible that the opening of new locations might adversely affect sales at existing locations. The failure of our new stores to perform as planned could have a material adverse effect on our business and our results of operations.
If we are unable to expand Perfumania’s e-commerce business, our growth strategy may not be successful
Consumers are increasingly shopping online and via mobile devices, and one of our growth strategies is to increase our share of the e-commerce fragrance market. We intend to redirect resources from Perfumania’s brick and mortar retail business and to make further investments in capital spending and labor to increase our e-commerce presence. Our success in this will depend on our ability to introduce innovative means of engaging our customers as well as effectively using our marketing resources to communicate with existing and potential customers in order to increase our e-commerce sales. To increase our e-commerce sales, we may have to be more promotional to compete with our competitors which could impact our gross margin and increase our marketing expenses. There is no assurance that we will be able to successfully expand our direct-to-consumer business and respond to shifting consumer traffic patterns and direct-to-consumer buying trends.

In addition, direct-to-consumer operations are subject to numerous risks, including implementing and maintaining appropriate technology to support our business strategies, reliance on third-party computer hardware/software and service providers, data breaches, violations of state, federal or international laws, including those relating to online privacy, credit card fraud, telecommunication failures and electronic break-ins and similar disruptions, and disruption of Internet service. Changes in foreign governmental regulations may also negatively impact our ability to deliver product to our customers. Our inability to adequately respond to these risks and uncertainties or to successfully maintain and expand our direct-to-consumer business may have an adverse impact on our results of operations.
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
Any new product we develop may not generate sufficient consumer interest and sales to become a profitable brand or even to cover the costs of its development and subsequent promotions
Our success with new fragrance products depends on our products’ appeal to a broad range of consumers whose preferences cannot be predicted with certainty and may change rapidly, and on our ability to anticipate and respond to market trends through product innovation and marketing and promotional activities. In addition, a number of our licenses are with celebrities (either entertainers or athletes) who require substantial royalty commitments and whose careers and/or public appeal could diminish dramatically with no warning. Net revenues and margins on beauty products sometimes decline as they advance in their life cycles, so our revenues and margins could suffer if we do not successfully develop new products. Creating new products may place a strain on our resources. We may incur expenses in creating and developing new products that are not subsequently supported by a sufficient level of sales. If any of our new product introductions are unsuccessful, or if the appeal of the celebrity related to a product diminishes, it could materially impact our results of operations.
Parlux’s business is dependent on department store sales, which presents special risks
Parlux usually launches its new fragrances through U.S. department stores. Department stores tend to lose sales to the mass market as a product matures. To counter this effect, Parlux has historically introduced new products quickly, which requires additional spending for development, advertising and promotional expenses. In addition, U.S. department stores continue to experience a significant amount of consolidation. This has resulted in Parlux’s increasing dependence on a smaller number of key retailers, enhancing the bargaining strength of these key retailers and resulting in increased risk. A downturn in sales of our products at any of these key retailers could have a material adverse effect on our financial condition and results of operations.
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
If we are unable to effectively manage our inventory, we will not achieve our expected results
We are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, changes in customer preferences or demand, and consumer spending patterns. We must carry a significant amount of inventory, especially before the holiday season selling period. Demand for product can change between the time inventory is ordered and the date of sale, especially with new products. All of these factors may impact our operations.
In addition, if we overestimate or underestimate demand for any of the licensed products that we manufacture, we may not maintain appropriate inventory levels, we could have excess inventory that we may need to hold for a long period of time, write down or sell at prices lower than expected, which could negatively impact our business and operating results, hinder our ability to meet demand, or cause us to incur excess and obsolete inventory charges.
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
Our Parlux and Five Star brand licenses may be terminated if specified conditions are not met
Parlux and Five Star’s brand licenses impose various obligations on us, including the payment of royalties, maintenance of the quality of the licensed products, achievement of minimum sales levels, specified promotion of sales and various other conditions and reporting requirements. Failure to comply with the obligations of these licenses could result in non-compliance with the license, and if not cured, our rights under the applicable brand license agreements could be impacted and ultimately terminated by the licensor and we could, among other things, lose our ability to sell products related to that brand, lose any upfront costs incurred in developing the related products for that license and sustain reputational damage, each of which could have a material adverse effect on our business and results of operations.
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
Disruptions of our computer systems could adversely affect our operations
We rely heavily on computer systems to record and process transactions, manage our inventory and supply-chain, operate our e-commerce website and to summarize and analyze our business. If our systems are damaged or fail to function properly, or, if we do not replace or upgrade certain systems, we may incur substantial costs to repair or replace them and may experience an interruption of our normal business activities or loss of critical data. We have recently completed significant system enhancements to increase productivity and efficiency that have required a substantial investment and dedication of resources. The new systems and technology may not provide the intended efficiencies or anticipated benefits and could add costs and complications to our ongoing operations.
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
Our level of debt could adversely affect our business and results of operations
Borrowings under our senior credit facility and our subordinated debt now total approximately $125.4 million. We and our subsidiaries must comply with various restrictive covenants in our credit facility. Among other things, these covenants limit our ability to:
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
We may have problems raising money needed in the future, which could adversely impact operations or existing shareholders
Our strategy may include growing our portfolio of licensed and owned brands, making enhancements to Perfumania.com, our e-commerce website, and selectively opening and operating new Perfumania retail locations. We may need to obtain funding to achieve this strategy. In part due to our existing debt, additional financing may not be available on acceptable terms, if at all, which would adversely affect our operations. In order to obtain additional liquidity, we might issue additional common stock which could dilute our existing shareholders’ ownership interest or we may be required to issue securities with greater rights than those currently possessed by holders of our common stock. We may also be required to take other actions which may lessen the value of our common stock, including borrowing money on terms that are not favorable.
The loss of or disruption in our distribution facilities could have a material adverse effect on our business
We currently have two distribution facilities located in Bellport, New York and Keasbey, New Jersey. In addition we use third-party fulfillment centers in New York and New Jersey. Any significant interruption to any of these facilities, due to natural disasters, severe weather incidents, accidents, system failures, or other unforeseen causes, as well as the loss or damage to the inventory stored therein, could adversely affect our business, prospects, results of operations, financial condition or cash flows.
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
All of Perfumania’s retail stores are located in leased premises. As of January 28, 2017, the Company had a total of approximately 404,000 leased store square feet with an average store size of 1,400 square feet. Most of the store leases provide for the payment of a fixed amount of base rent plus a percentage of sales, ranging from 3% to 15%, over certain minimum sales levels. Store leases typically require Perfumania to pay its proportionate share of common area expenses, real estate taxes, utility charges, insurance premiums and certain other costs. Some of Perfumania’s leases permit the termination of the lease if specified minimum sales levels are not met. See Note 13 to our consolidated financial statements for additional information with respect to our store leases.

ITEM 3.	LEGAL PROCEEDINGS
LITIGATION
On February 21, 2017, Kiss Nail Products, Inc. (plaintiff) sued Parlux and Roraj Trade, LLC (the licensor of Rihanna’s intellectual property) in the U.S. District Court for the Southern District of New York alleging both federal and state law trademark infringement and unfair competition arising out of Parlux’s sale and distribution of the “Kiss by Rihanna” fragrance. Plaintiff alleges that such sale and distribution infringes its “Kiss” mark on nail care and other beauty products. Plaintiff seeks, inter alia, to enjoin Defendants’ distribution and sales of the alleged offending products and seeks unspecified money damages as well as treble damages, attorneys’ fees, punitive damages and interest. Pursuant to an agreement between Parlux and Roraj, Parlux has agreed to defend and indemnify Roraj in this case. On April 19, 2017, the Defendants filed an Answer in the nature of a general denial along with Counterclaims seeking a declaratory judgment that Plaintiff has abandoned the mark with regard to perfume, fragrance, cologne and related fragrance products. Defendants are also seeking a declaration that they have not infringed any of Plaintiff’s marks. It is anticipated that the Court will set a schedule which calls for the conclusion of fact and expert discovery on or about December 20, 2017, with dispositive motion practice likely to follow.
On January 25, 2016, the Company and Parlux filed a lawsuit against S. Carter Enterprises, LLC, and Shawn C. Carter, who is the beneficial owner of 10% of the Company’s common stock, in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described in Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K and related agreements by not acting timely or in good-faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief. On May 6, 2016, the defendants filed an answer in the nature of a general denial, with a counterclaim for, inter alia, amounts allegedly due to them under the license agreements in the amount of approximately $2.7 million. The Company has filed a reply to that counterclaim in the nature of a general denial. The Court has set a schedule which calls for the conclusion of fact and expert discovery by January 2018, with dispositive motion practice to follow. The parties have commenced discovery, which is ongoing. The Company intends to vigorously pursue its claims and to defend the counterclaim.
In August 2015, the Company was named as a defendant in a class action filed in the Superior Court for the State of California, County of Ventura. The plaintiff, a former employee of Perfumania, sought to represent all current and former sales associates at California Perfumania stores. The complaint alleged various violations of California law related to wages, meal periods and wage statements, among other things. In October 2016, the parties agreed in principle on a settlement which has been submitted to the Court. The settlement proceeds will not be deposited with the settlement administrator until the court provides its final approval sometime in 2017. The Company accrued the estimated settlement of approximately $0.5 million during fiscal 2016, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statements of operations.
In November 2015, the Company was named as a defendant in a putative class action in the U.S. District Court for the Southern District of Alabama. The complaint, and thereafter an amended complaint, alleged that the Company violated the Telephone Consumer Protection Act ("TCPA") by sending unsolicited facsimiles which advertised goods and/or services offered by the Company. The plaintiff sought to represent a nationwide class of all recipients of such unsolicited faxes for the period November 3, 2011 to the present. Plaintiff sought statutory damages of at least $500 per violative fax, plus other non-monetary relief. The parties agreed to mediate the matter which resulted in a settlement in principle. A formal settlement agreement, on a class wide basis, was entered into in late November 2016. Defendant will obtain a release, on a class wide basis, from all members of the settlement class who do not opt out, back to January 2011. The settlement has been preliminarily approved by the Court and notice has been disseminated to potential class members, who had the opportunity to opt out of the class or to object to the settlement on or before March 31, 2017. No objections have been received, but there have been four opt-outs and various claims. The settlement will be presented to the Court for final approval at a hearing scheduled for May 30, 2017. Assuming final approval, claims will be submitted, reviewed, and paid as appropriate. It is expected that this process will be concluded during calendar 2017. The Company accrued the estimated settlement of approximately $0.5 million during fiscal 2016, which is included in selling, general and administrative expenses on the accompanying condensed consolidated statement of operations.
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

FISCAL 2016	HIGH	LOW
First Quarter	$2.98	$2.15
Second Quarter	$2.72	$2.01
Third Quarter	$2.42	$1.87
Fourth Quarter	$3.00	$1.40

FISCAL 2015	HIGH	LOW
First Quarter	$5.99	$5.33
Second Quarter	$6.00	$5.32
Third Quarter	$5.72	$3.71
Fourth Quarter	$3.93	$2.03
As of April 25, 2017, there were 43 holders of record.
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
GENERAL
Management Overview
During fiscal 2016, net sales decreased 13.5% from $542.0 million in fiscal 2015 to $468.9 million in fiscal 2016, due to decreases in retail sales and wholesale sales. Retail sales decreased 19.1% compared to the prior year as a result of decreases in sales for both Perfumania and SOW. The decrease in retail sales is due to lower mall traffic during 2016, a lower store count for Perfumania and the transition of a consignment account for SOW to a wholesale customer of QFG. Wholesale sales decreased by 6.8% from the prior year. The decrease in wholesale sales is due to lower customer demand offset by the transition of that SOW consignment account to a wholesale account.
Total gross profit decreased 14.1% from $257.6 million in fiscal 2015 to $221.3 million in fiscal 2016, due to the retail and wholesale divisions.
Operating expenses decreased 9.0% from $261.7 million in fiscal 2015 to $238.0 million in fiscal 2016.
Including $7.2 million of interest expense in both fiscal 2016 and fiscal 2015, we realized a net loss of approximately $23.6 million in fiscal 2016 compared with a net loss of $11.7 million in fiscal 2015.

The following table sets forth selected items from our consolidated statements of operations expressed as a percentage of total net sales for the periods indicated:
PERCENTAGE OF NET SALES

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Total net sales	100.0%	100.0%
Total gross profit	47.2	47.5
Selling, general and administrative expenses	47.5	46.0
Asset impairment	1.5	0.2
Share-based compensation expense	—	0.1
Depreciation and amortization	1.8	2.0
Total operating expenses	50.8	48.3
Loss from operations	(3.6)	(0.8)
Interest expense	1.5	1.3
Loss before income taxes	(5.1)	(2.1)
Income tax (benefit) provision	(0.1)	0.1
Net loss	(5.0%)	(2.2%)
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
Perfumania store asset impairment charges of approximately $5.6 million and $1.0 million for fiscal 2016 and 2015, respectively, are included in asset impairment on the accompanying consolidated statements of operations.
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
During the fourth quarter ended January 28, 2017, we completed our annual impairment assessment of the Perfumania tradename, brand licenses and goodwill with the assistance of a third-party valuation firm. In assessing the fair value of this tradename, we utilized the income approach, based on the relief from royalty methodology. For goodwill, we elected to quantitatively test for impairment by comparing the book value of goodwill with the fair value of the reporting unit where our goodwill resides. We estimate the fair values of the reporting units using discounted cash flow and certain market value data. We also reviewed our other intangible assets with finite lives for impairment using the income approach.
We base our fair value estimates on assumptions we believe to be reasonable, but which are unpredictable and inherently uncertain. Actual results may differ from these estimates. The analysis and assessments of these assets resulted in an impairment charge of approximately $1.3 million to the Perfumania tradename as the recorded carrying value exceeded the estimated fair value. No impairment adjustment was required in fiscal 2016 to the brand licenses or goodwill.
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
RECENT ACCOUNTING PRONOUNCEMENTS
See "RECENT ACCOUNTING PRONOUNCEMENTS" in Note 2 of Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K for recent accounting pronouncements, including the expected dates of adoption and estimated effects on our Consolidated Financial Statements.

FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015
Net Sales:
We recognized net sales of $468.9 million in fiscal 2016, a decrease of 13.5% from the $542.0 million recorded in fiscal 2015. The breakdown of sales between retail and wholesale was as follows:

	Fiscal Year Ended January 28, 2017	Percentage of Net Sales	Fiscal Year Ended January 30, 2016	Percentage of Net Sales	Dollar Change	Percent Change
	($ in thousands)
Retail	$237,297	50.6%	$293,395	54.1%	$(56,098)	(19.1%)
Wholesale	231,568	49.4%	248,569	45.9%	(17,001)	(6.8%)
Total net sales	$468,865	100.0%	$541,964	100.0%	$(73,099)	(13.5%)

The decrease in sales included a decrease in retail sales of $56.1 million and a decrease in wholesale sales of $17.0 million.
Retail sales decreased by 19.1% from $293.4 million in fiscal 2015 to $237.3 million in fiscal 2016. The decrease included a decrease in Perfumania’s retail sales of $27.8 million and a decrease in SOW’s consignment sales of $28.3 million.
Perfumania’s retail sales decreased by 11.5% from $242.3 million in fiscal 2015 to $214.5 million in fiscal 2016. The average number of stores operated was 298 in fiscal 2016 compared with 319 in fiscal 2015. Perfumania’s comparable store sales decreased by 8.7% during fiscal 2016 due to lower mall traffic. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during fiscal 2016 decreased by 1.7% from fiscal 2015, and the total number of units sold decreased by 9.7%. The decrease in the number of units sold was due primarily to lower mall traffic throughout fiscal 2016 and the reduction in the number of Perfumania stores in operation during fiscal 2016.
SOW’s consignment sales decreased from $51.1 million in fiscal 2015 to $22.8 million in fiscal 2016. The decrease in SOW’s net sales is primarily due to a decrease in sales of approximately $26.6 million by Burlington, formerly SOW's largest consignment account, which has transitioned to be a wholesale customer of QFG. During fiscal 2016, sales by QFG to Burlington were approximately $11.9 million compared with $7.4 million during fiscal 2015.
Wholesale sales decreased by 6.8% from $248.6 million in fiscal 2015 to $231.6 million in fiscal 2016. Parlux’s sales decreased by $12.7 million mainly due to lower demand by department store customers for multiple licensed brands. QFG's sales decreased by $4.6 million due to lower customer demand offset by the transition of SOW's largest consignment account to a wholesale customer of QFG as discussed above.
Cost of Goods Sold:
Cost of goods sold, which includes the cost of merchandise sold, inventory valuation adjustments, inventory shortages, damages and freight charges, decreased 12.9% from $284.3 million in fiscal 2015 to $247.5 million in fiscal 2016. The breakdown between wholesale and retail was as follows:

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016	Dollar Change	Percent Change
	($ in thousands)
Retail	$120,506	$145,927	$(25,421)	(17.4%)
Wholesale	127,027	138,413	$(11,386)	(8.2%)
Total cost of goods sold	$247,533	$284,340	$(36,807)	(12.9%)

The decrease in cost of goods sold was due to the decrease in both retail and wholesale sales.

Gross Profit:
Gross profit decreased 14.1% from $257.6 million in fiscal 2015 to $221.3 million in fiscal 2016. The decrease in total gross profit resulted from decreases in retail and wholesale gross profit due to lower sales as discussed above.

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016	Dollar Change	Percent Change
	($ in thousands)
Retail	$116,791	$147,468	$(30,677)	(20.8%)
Wholesale	104,541	110,156	(5,615)	(5.1)%
Total gross profit	$221,332	$257,624	$(36,292)	(14.1%)

Gross profit percentages for the same periods were:

	For the year ended
	January 28, 2017	January 30, 2016
Retail	49.2%	50.3%
Wholesale	45.1%	44.3%
Total gross profit margin	47.2%	47.5%

Perfumania’s retail gross profit for fiscal 2016 decreased by 15.8% to $102.6 million compared with $121.9 million in fiscal 2015. For these same periods, Perfumania’s retail gross margins were 47.8% and 50.3%, respectively. The decrease in gross margin is due to more promotional pricing at Perfumania stores.
SOW's gross profit for fiscal 2016 decreased by 44.4 % to $14.2 million compared with $25.6 million in fiscal 2015 due to lower sales by SOW discussed above. For these same periods SOW's gross margins were 62.3% and 50.1%, respectively. The increase in gross margin percentage is due to the reversal of inventory reserves related to the transition of Burlington to a wholesale customer of QFG.
Wholesale gross profit decreased by 5.1% from $110.2 million during fiscal 2015 to $104.5 million during fiscal 2016. QFG's gross profit dollars for fiscal 2016 increased by 1.0% to $69.7 million compared with $69.0 million in fiscal 2015 due to a higher proportion of owned and licensed brands sold. Parlux's gross profit for fiscal 2016 decreased by 17.9% to $35.4 million compared with $43.1 million in fiscal 2015 due to lower sales. For these same periods, Parlux's gross margins were 52.1% and 53.5%, respectively. The decrease in Parlux's gross margin percentage is attributable to the increase in sales allowances and discounts, and a less favorable mix of products sold in fiscal 2016.
Operating Expenses:
Operating expenses decreased 9.0% from $261.6 million in fiscal 2015 to $238.0 million in fiscal 2016.
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

	For the year ended
	($ in thousands)
	January 28, 2017	January 30, 2016	Percentage Increase (Decrease)
Selling, general and administrative expenses	$222,373	$249,540	(10.9%)
Asset impairment	6,945	1,032	573.0%
Share-based compensation expense	87	297	(70.7%)
Depreciation and amortization	8,622	10,784	(20.0%)
Total operating expenses	$238,027	$261,653	(9.0%)

Selling, general and administrative expenses were $222.4 million in fiscal 2016 compared with $249.5 million in fiscal 2015. The decrease in selling, general and administrative expenses is attributable to lower sales commissions on consignment sales due to lower sales by SOW as discussed above, lower advertising and sales promotion expenses and lower Perfumania store occupancy costs, offset by higher provision for bad debts on accounts receivable. The increase in provision for bad debts is the result of a Panama based customer of Parlux that distributes in certain Latin American countries and which was placed on the Specially Designated Nationals list by the Office of Foreign Assets Control of the U.S. Treasury Department in May 2016. As a result, the customer's assets have been frozen and any dealings between U.S. companies, including Parlux, and the customer have been prohibited. Accordingly, during fiscal 2016, management reserved the outstanding accounts receivable balance from the customer of approximately $1.7 million due to the uncertainty of future collection of these receivables.
Included in selling, general and administrative expenses are expenses in connection with service agreements with Quality King Distributors, Inc. (“Quality King”), which were $0.9 million and $1.0 million for fiscal 2016 and fiscal 2015, respectively. These service agreements are described in Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K.
Impairment charges of $6.9 million during fiscal 2016 consists of $5.6 million related to long-lived assets at certain under-performing Perfumania retail stores and $1.3 million related to Perfumania's tradename. We recorded similar charges of $1.0 million for Perfumania retail store long-lived assets in fiscal 2015.
Share-based compensation expense of $0.1 million and $0.3 million during fiscal 2016 and fiscal 2015, respectively, represents the expense incurred on outstanding stock options.
Depreciation and amortization was approximately $8.6 million in fiscal 2016, compared to $10.8 million in fiscal 2015.
As a result of the foregoing, we recognized loss from operations in fiscal 2016 of approximately $16.7 million compared to loss from operations in fiscal 2015 of $4.0 million.
Other Expenses:

	For the year ended
	($ in thousands)
	January 28, 2017	January 30, 2016	Percentage Decrease
Interest expense	$7,143	$7,191	(0.7)%

Interest expense was approximately $7.1 million and $7.2 million in fiscal 2016 and fiscal 2015, respectively.
Income Tax (Benefit) Provision:

	For the year ended
	($ in thousands)
	January 28, 2017	January 30, 2016	Percentage Decrease
Income tax (benefit) provision	$(199)	$451	(144.1%)

Our effective tax rate for fiscal 2016 was 0.8% compared with (4.0%) for fiscal 2015. The effective tax rates differed from our Federal statutory rates primarily due to changes in our valuation allowances.
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
Net loss:
As a result of the foregoing, we realized a net loss of approximately $23.6 million in fiscal 2016, compared to a net loss of $11.7 million in fiscal 2015.
The customer trends described above are likely to continue to exert downward pressure on our revenues. As discussed above in “Business - Strategy,” we are reviewing our business model and cost structure with a goal of reducing expenses and improving operating results. Among other strategies, we are accelerating closings of under-performing stores, including 43 closings during the first quarter of fiscal 2017, and working to increase e-commerce sales, which we expect will reduce expenses and increase revenues, respectively.
LIQUIDITY AND CAPITAL RESOURCES
Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, enhancements to our e-commerce website and information systems and renovation of existing stores. These capital requirements generally have been satisfied through cash flows from operations, borrowings under the respective revolving credit facilities and notes payable to affiliates. Our operations have historically been seasonal, with higher sales occurring from September to December each year. Wholesale sales are stronger during the months of September through November, since retailers place orders in anticipation of the holiday season, while retail sales are the greatest in December. We experience seasonality in our working capital, as our accounts receivable and inventory levels normally peak from August to November. Our working capital borrowings are also seasonal, and our borrowings under our Senior Credit Facility are normally highest in the months of October and November.
Our revolving Senior Credit Facility is a secured credit facility with a syndicate of banks that is used for our general corporate purposes and those of our subsidiaries, including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to a specified percentage of the borrowers’ eligible credit card receivables, trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Senior Credit Facility includes a sub-limit of $25 million for letters of credit and a sub-limit of $25 million for swing line loans (that is, same-day loans from the lead or agent bank). The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and our other subsidiaries have guaranteed all of their obligations. The Company and its subsidiaries are required to maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. At January 28, 2017, we were in compliance with all financial and operating covenants under the Senior Credit Facility and we had borrowing availability of $94.7 million, which includes $25 million for letters of credit.
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
Cash provided by operating activities primarily represents income before depreciation and other noncash charges and after changes in working capital. Working capital is significantly impacted by changes in accounts receivable, inventory and accounts payable. The $18.8 million decrease in cash flows from operations in fiscal 2016 as compared to fiscal 2015 was primarily due to the increase in the net loss realized in fiscal 2016 compared with fiscal 2015 and changes in working capital. Our accounts receivable decreased in fiscal 2016 due to the timing of customer payments. Inventory levels decreased in fiscal 2016 due to efforts to reduce overall inventory levels, a decrease in the number of Perfumania stores in operation and a decrease in retail and wholesale sales. Accounts payable fluctuations are generally determined by the timing of merchandise purchases and payments.

Net cash used in investing activities was approximately $3.1 million in fiscal 2016, compared to $8.5 million in fiscal 2015. Investing activities during fiscal 2016 consisted of capital expenditures related to an ongoing purchase and implementation of new integrated computer systems and other corporate and information technology enhancements, as well as Perfumania store construction and remodels. During fiscal 2016, we renovated 3 existing Perfumania stores, opened 4 new stores and relocated 3 stores. At January 28, 2017, Perfumania operated 287 stores. We currently plan to open 1 store in fiscal 2017 and plan to accelerate the closure of under-performing stores. We anticipate spending approximately $3.5 million in fiscal 2017 on capital expenditures, which will be used primarily for enhancements to our e-commerce website and information technology improvements and to a lesser extent, Perfumania remodels. We continuously evaluate the appropriate new store growth rate in light of economic conditions and may adjust the growth rate as conditions change.
Net cash used in financing activities was approximately $14.3 million compared to $25.5 million in fiscal 2015. The change in cash used in financing activities is primarily attributable to lower net repayments under our bank line of credit during fiscal 2016.
A summary of our cash flows for fiscal 2016 and fiscal 2015 is as follows (in thousands):

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Summary Cash Flow Information:
Cash provided by operating activities	$19,264	$38,110
Cash used in investing activities	(3,118)	(8,485)
Cash used in financing activities	(14,312)	(25,518)
Increase in cash and cash equivalents	1,834	4,107
Cash and cash equivalents at beginning of year	5,640	1,533
Cash and cash equivalents at end of year	$7,474	$5,640

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
SIGNIFICANT CONTRACTUAL OBLIGATIONS
The following table summarizes the Company’s significant contractual obligations at January 28, 2017. Certain of these contractual obligations are reflected in our consolidated balance sheet at January 28, 2017, while others are disclosed as future obligations.

	Payments due by periods
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Notes payable-affiliates	$125,366	$—	$125,366	$—	$—
Capital lease obligations	1,321	1,321	—	—	—
Operating lease obligations (1)	131,897	28,231	39,191	23,262	41,213
Minimum royalty obligations (2)	32,675	16,042	13,711	2,903	19
Minimum advertising and promotional spending obligations (2)	79,970	34,832	32,437	12,551	150
	$371,229	$80,426	$210,705	$38,716	$41,382

(1)	Excludes any amounts related to maintenance, taxes, insurance and other charges payable under operating lease agreements due to the future variability of these amounts.

(2)
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
The financial information and the supplementary data required in response to this Item are as follows:
Perfumania Holdings, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Perfumania Holdings, Inc.
We have audited the accompanying consolidated balance sheets of Perfumania Holdings, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, shareholders' equity, and cash flows for the years then ended. Perfumania Holdings, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Perfumania Holdings, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ CohnReznick LLP
Jericho, New York
April 28, 2017

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	January 28, 2017	January 30, 2016
ASSETS:
Current assets:
Cash and cash equivalents	$7,474	$5,640
Accounts receivable, net of allowances of $2,267 and $1,233 as of January 28, 2017 and January 30, 2016, respectively	25,572	29,602
Inventories	196,654	221,336
Prepaid expenses and other current assets	10,619	9,862
Total current assets	240,319	266,440
Property and equipment, net	16,692	25,892
Goodwill	38,769	38,769
Intangible and other assets, net	14,520	19,945
Total assets	$310,300	$351,046
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$28,605	$32,175
Accounts payable-affiliates	1,027	300
Accrued expenses and other liabilities	28,686	33,205
Current portion of obligations under capital leases and other long-term debt	1,237	1,248
Total current liabilities	59,555	66,928
Revolving credit facility	—	13,078
Notes payable-affiliates	125,366	125,366
Long-term portion of obligations under capital leases	—	1,223
Other long-term liabilities	64,954	60,474
Total liabilities	249,875	267,069
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of January 28, 2017 and January 30, 2016, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,392,012 shares issued as January 28, 2017 and January 30, 2016	164	164
Additional paid-in capital	222,048	221,961
Accumulated deficit	(153,210)	(129,571)
Treasury stock, at cost, 898,249 shares as of January 28, 2017 and January 30, 2016	(8,577)	(8,577)
Total shareholders’ equity	60,425	83,977
Total liabilities and shareholders’ equity	$310,300	$351,046
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share amounts)

	Fiscal Year Ended	Fiscal Year Ended
	January 28, 2017	January 30, 2016
Net sales	$468,865	$541,964
Cost of goods sold	247,533	284,340
Gross profit	221,332	257,624
Operating expenses:
Selling, general and administrative expenses	222,373	249,540
Asset impairments	6,945	1,032
Share-based compensation expense	87	297
Depreciation and amortization	8,622	10,784
Total operating expenses	238,027	261,653
Loss from operations	(16,695)	(4,029)
Interest expense	7,143	7,191
Loss before income tax (benefit) provision	(23,838)	(11,220)
Income tax (benefit) provision	(199)	451
Net loss	$(23,639)	$(11,671)
Net loss per common share:
Basic and diluted	$(1.53)	$(0.75)

Weighted average number of common shares outstanding:
Basic	15,493,763	15,486,957
Diluted	15,493,763	15,486,957

See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 31, 2015	16,374,625	$164	$221,607	$(117,900)	898,249	$(8,577)	$95,294
Share-based compensation	—	—	297	—	—	—	297
Exercise of stock options	17,387	—	57	—	—	—	57
Net loss	—	—	—	(11,671)	—	—	(11,671)
Balance at January 30, 2016	16,392,012	164	221,961	(129,571)	898,249	(8,577)	83,977
Share-based compensation	—	—	87	—	—	—	87
Net loss	—	—	—	(23,639)	—	—	(23,639)
Balance at January 28, 2017	16,392,012	$164	$222,048	$(153,210)	898,249	$(8,577)	$60,425
See accompanying notes to consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Cash flows from operating activities:
Net loss	$(23,639)	$(11,671)
Adjustments to reconcile net loss to net cash provided by operating activities:
Asset impairments	6,945	1,032
Depreciation and amortization	8,622	10,784
Amortization of deferred financing costs	343	343
Provision (benefit) for losses on accounts receivable	1,716	(30)
Share-based compensation	87	297
Changes in operating assets and liabilities:
Accounts receivable	2,314	(1,795)
Inventories	24,682	32,035
Prepaid expenses and other assets	1,076	5,409
Accounts payable	(3,570)	(7,088)
Accounts payable-affiliates	727	31
Accrued expenses and other liabilities and other long-term liabilities	(39)	8,763
Net cash provided by operating activities	19,264	38,110
Cash flows from investing activities:
Additions to property and equipment	(3,118)	(8,485)
Net cash used in investing activities	(3,118)	(8,485)
Cash flows from financing activities:
Net repayments under bank line of credit	(13,078)	(24,483)
Principal payments under capital lease obligations	(1,234)	(1,092)
Proceeds from exercise of stock options and warrants	—	57
Net cash used in financing activities	(14,312)	(25,518)
Net increase in cash and cash equivalents	1,834	4,107
Cash and cash equivalents at beginning of year	5,640	1,533
Cash and cash equivalents at end of year	$7,474	$5,640

Supplemental Information:
Cash paid during the period for:
Interest	$1,153	$1,567
Income taxes	$278	$634
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
The Company’s retail business is conducted through its subsidiaries, 1) Perfumania, a specialty retailer of fragrances and related products, 2) Perfumania.com, an Internet retailer of fragrances and other specialty items and 3) SOW, which sells fragrances in retail stores on a consignment basis. Perfumania is a leading specialty retailer and distributor of a wide range of brand name and designer fragrances. As of January 28, 2017, Perfumania operated a chain of 287 retail stores, specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania’s retail stores are located in regional malls, manufacturers’ outlet malls, lifestyle centers, airports and on a stand-alone basis in suburban strip shopping centers, throughout the United States, Puerto Rico and the United States Virgin Islands. During the first quarter of fiscal 2017, the Company closed 43 retail stores. Perfumania.com offers a selection of our more popular products for sale over the Internet and serves as an alternative shopping experience to the Perfumania retail stores. SOW operates the largest national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,600 stores, including more than 600 Kmart locations nationwide. Its other retail customers include Bealls, Steinmart and K&G.
There were no customers which accounted for more than 10% of net sales in fiscal 2016 or 2015.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
Significant accounting policies and practices used by the Company in the preparation of the accompanying consolidated financial statements are as follows:
FISCAL YEAR END
The Company’s fiscal year ends on the Saturday closest to January 31 to enable the Company’s operations to be reported in a manner consistent with general retail reporting practices and the financial reporting needs of the Company. In the accompanying notes, fiscal 2016 refers to the fiscal year beginning January 31, 2016 and ending January 28, 2017 and fiscal 2015 refers to the fiscal year beginning February 1, 2015 and ending January 30, 2016. Fiscal 2016 and fiscal 2015 both contain 52 weeks.
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
In May 2016, a Panama based customer of Parlux that distributes in certain Latin American countries was placed on the Specially Designated Nationals list by the Office of Foreign Assets Control of the U.S. Treasury Department. As a result, the customer's assets were frozen and any dealings between U.S. companies, including Parlux, and the customer have been prohibited. Accordingly, during fiscal 2016, management reserved the outstanding accounts receivable balance from the customer of approximately $1.7 million due to the uncertainty of future collection of these receivables.
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
LOYALTY REWARDS PROGRAM
Perfumania and Perfumania.com offer a customer loyalty rewards program which allows members to earn points and other benefits for qualifying purchases. Points earned may be used by members to receive discounts on future purchases at our Perfumania stores or Perfumania.com website. The value of points earned by our loyalty rewards program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned. Revenue is recognized when points are redeemed by the customer. The value of points accrued as of January 28, 2017 and January 30, 2016 was approximately $1.7 million and $0.3 million, respectively.
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
Basic and diluted net loss per common share are computed as follows:

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
	($ in thousands, except share and per share amounts)
Net loss - basic and diluted	$(23,639)	$(11,671)
Denominator:
Weighted average number of common shares for basic and diluted net loss per share	15,493,763	15,486,957
Basic and diluted loss per common share	$(1.53)	$(0.75)
In fiscal 2016 and 2015, 7,483,971 and 7,275,887 potential shares of common stock, respectively, relating to stock option awards and warrants were excluded from the diluted loss per share calculation, as the effect of including these potential shares was antidilutive due to the net loss reported in each year.
ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS
The carrying value of long-lived assets is evaluated whenever events or changes in circumstances indicate that the carrying values of such assets may be impaired. An evaluation of recoverability is performed by comparing the carrying values of the assets to projected undiscounted future cash flows in addition to other quantitative and qualitative analysis, including management’s strategic plans and market trends. Upon indication that the carrying values of such assets may not be recoverable, the Company recognizes an impairment loss. The impairment loss is determined based on the difference between the net book value and the fair value of the assets. The estimated fair value is based on anticipated discounted future cash flows. Any impairment is charged to operations in the period in which it is identified. Property and equipment assets are grouped at the lowest level for which there are identifiable cash flows when assessing impairment. Cash flows for retail assets are identified at the individual store level. See Notes 4 and 5 for a discussion of impairment charges for intangible assets and long-lived assets recorded in fiscal 2016 and 2015.

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
ADVERTISING AND PROMOTIONAL COSTS
Advertising and promotional costs for fiscal 2016 and fiscal 2015 were approximately $58.5 million and $70.5 million, respectively, and are charged to expense when incurred.
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
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which modifies the presentation of noncurrent and current deferred taxes. ASU 2015-17 requires that all deferred tax assets and liabilities be classified as noncurrent on the balance sheet instead of separating deferred taxes into current and noncurrent amounts. The standard is effective for interim and annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company adopted ASU No. 2015-17 prospectively effective January 28, 2017. No prior periods were retrospectively adjusted.
In April 2015, the FASB issued ASU No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, intended to simplify the presentation of debt issuance costs. The guidance requires that debt issuance costs related to a recognized debt liability be presented on the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with the presentation for debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this ASU. In August 2015, the FASB issued ASU No. 2015-15, Interest-Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements - Amendments to SEC Paragraphs Pursuant to Staff Announcements at the June 2015 EITF Meeting. ASU 2015-15 amends Subtopic 835-30 to include that the SEC would not object to the deferral and presentation of debt issuance costs as an asset and subsequent amortization of debt issuance costs over the term of the line-of-credit arrangement, whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance was effective for fiscal years and interim periods within those years beginning after December 15, 2015, and had to be applied on a retrospective basis with early adoption permitted. This guidance did not have a material impact on the Company's consolidated financial statements.
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

NOTE 3 - INVENTORIES
Inventories consisted of the following (in thousands):

	January 28, 2017	January 30, 2016
Raw materials and work in process	$30,699	$29,178
Finished goods	165,955	192,158
	$196,654	$221,336

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at both January 28, 2017 and January 30, 2016 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying consolidated balance sheets as of January 28, 2017 and January 30, 2016:

		January 28, 2017			January 30, 2016
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,357	8,084	1,273	9,357	7,696	1,661
Customer relationships	10	5,171	2,500	2,671	5,171	1,982	3,189
Favorable leases	7	886	886	—	886	865	21
License agreements	3-5	16,313	15,643	670	16,313	14,640	1,673
Tradename (non-amortizing)	N/A	7,180	—	7,180	8,500	—	8,500
		$77,676	$27,113	$50,563	$78,996	$25,183	$53,813

In accordance with GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values. During fiscal 2016, we recorded a noncash impairment charge of approximately $1.3 million to reduce the carrying value of Perfumania's tradename to its estimated fair value.
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
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $1.9 million and $4.5 million for fiscal years 2016 and 2015, respectively. The estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
2017	$1,427
2018	877
2019	709
2020	684
2021	682
Thereafter	235
$4,614

NOTE 5 - PROPERTY AND EQUIPMENT
Property and equipment consisted of (in thousands):

	January 28, 2017	January 30, 2016	Estimated Useful Lives (In Years)
Buildings and improvements	$17,122	$26,325	Lesser of useful life or lease term
Furniture and fixtures	31,404	34,599	5-7
Machinery and equipment	8,784	8,432	3-7
	57,310	69,356
Less:
Accumulated depreciation	(40,618)	(43,464)
	$16,692	$25,892

Depreciation and amortization expense on property and equipment for fiscal 2016 and fiscal 2015 was $6.7 million and $6.3 million, respectively which included depreciation expense relating to building and equipment under capital leases of $0.2 million for both fiscal 2016 and 2015. Accumulated depreciation for building and equipment under capital leases was $0.4 million at January 28, 2017 and $0.2 million at January 30, 2016. Net assets under capital leases were $0.1 million and $0.2 million at January 28, 2017 and January 30, 2016, respectively.
During fiscal 2016 and 2015, the Company recorded noncash impairment charges of approximately $5.6 million and $1.0 million, respectively, to reduce the net carrying value of certain retail store assets (primarily leasehold improvements) to their estimated fair value, which was determined based on discounted expected future cash flows. Lower than expected operating cash flow performance relative to the affected assets and the impact of the current economic environment on their projected future results of operations indicated that the carrying value of the related long-lived assets were not recoverable. These asset impairment charges are included in asset impairment in the accompanying consolidated statements of operations. See Note 13 for further discussion of capital leases.

NOTE 6 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s common stock as of January 28, 2017, excluding shares issuable upon conversion of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011.
The Nussdorfs are officers and principals of Quality King Distributors, Inc. ("Quality King"), which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz is also an executive of Quality King.
See Note 8 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances. He also has an ownership interest in Cloudbreak Holdings, LLC, ("Cloudbreak") which was a manufacturer and distributor of prestige fragrances. The Company has purchased merchandise from the Lighthouse Companies and Cloudbreak, respectively.
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's common stock as of January 28, 2017, excluding shares issuable upon conversion of certain warrants. See disclosure of merchandise purchases in the table below.
The Company sells merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba.  Net sales to Reba during fiscal 2016 and 2015 were approximately $3.0 million and $2.9 million, respectively. The balance due from Reba as of January 28, 2017 and January 30, 2016 was approximately $0.4 million and $0.2 million, respectively, and is included in accounts receivable, net of allowances, on the accompanying consolidated balance sheets. The Company also purchased certain merchandise from Reba during fiscal 2016 and 2015. See disclosure of merchandise purchases in the table below.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying consolidated balance sheets. Transactions for merchandise purchases with these related companies during fiscal 2016 and 2015 were as follows:

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016	Balance Due January 28, 2017	Balance Due January 30, 2016
Lighthouse Companies	$—	$17	$90	$134
Jacavi	5,571	17,813	590	29
Quality King	78	68	—	(9)
Cloudbreak	—	—	—	18
Reba	2,294	3,235	337	90
	$7,943	$21,133	$1,017	$262
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
Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. During fiscal 2016 and 2015, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at January 28, 2017 and January 30, 2016.
Quality King occupies a leased 560,000 square foot facility in Bellport, New York. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of January 28, 2017, the monthly current sublease payments are approximately $240,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $2.8 million and $2.7 million during fiscal 2016 and 2015, respectively.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third-party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. During fiscal 2016 and 2015, the expenses charged under these arrangements to the Company were $0.9 million and $1.0 million, respectively. The balance due to Quality King for expenses charged under the Services Agreement was less than $0.1 million at January 28, 2017 and January 30, 2016.
On April 18, 2012, Parlux, Artistic Brands Development LLC ("Artistic Brands") (a company controlled by Rene Garcia), Shawn C. Carter (who is the beneficial owner of 10% of the Company's common stock) and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of the Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. The Company paid $0.3 million of royalties pursuant to the sublicense agreement during fiscal 2015. No royalties were paid during fiscal 2016.
On January 25, 2016, the Company and Parlux filed a lawsuit against S. Carter Enterprises, LLC and Shawn C. Carter in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described above and related agreements by not acting timely or in good-faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief. On May 6, 2016, the defendants filed an answer in the nature of a general denial, with a counterclaim for, inter alia, amounts allegedly due to them under the license agreements in the amount of approximately $2.7 million. The Company has filed a reply to that counterclaim in the nature of a general denial. The Court has set a schedule which calls for the conclusion of fact and expert discovery by January 2018, with dispositive motion practice to follow. The parties have commenced discovery, which is ongoing. The Company intends to vigorously pursue its claims and to defend the counterclaim.

NOTE 7 - ACCRUED EXPENSES AND OTHER LIABILITIES
Accrued expenses and other liabilities consist of the following (in thousands):

	January 28, 2017	January 30, 2016
Payroll and related	$6,564	$7,939
Customer allowances	2,766	4,691
Advertising, promotion and royalties	7,250	8,592
Taxes other than income taxes	611	585
Insurance	1,127	1,263
Other	10,368	10,135
	$28,686	$33,205

NOTE 8 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following (in thousands):

	January 28, 2017	January 30, 2016
Revolving credit facility interest payable monthly, secured by a pledge of substantially all of the Company's assets	$—	$13,078
Subordinated notes payable-affiliates	125,366	125,366
	125,366	138,444
Less current portion	—	—
Total long-term debt	$125,366	$138,444

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes and those of its subsidiaries, including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s eligible credit card and trade receivables and inventory, which availability may be reduced by the lender in its reasonable discretion. The Company must maintain availability under the facility of at least the greater of 10% of the aggregate amount that may be advanced against eligible credit card receivables, trade receivables and inventory or $10 million. As of January 28, 2017, there was no borrowing outstanding and the Company had a borrowing availability of $94.7 million, which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit.

All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of January 28, 2017.
In addition, the Company has outstanding unsecured debt obligations as follows:
(i)a promissory note in the principal amount of $35 million, (the “QKD Note”) held by Quality King, which provides for payment of principal in quarterly installments between July 31, 2019 and October 31, 2022, with a final installment on October 31, 2022 of the remaining balance, and payment of interest in quarterly installments commencing on January 31, 2011 at the then current senior debt rate, as defined in the Senior Credit Facility, plus 1% per annum;
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
These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Based on the terms of the April 2014 amendment to the Senior Credit Facility discussed above, these notes were amended and no principal payments may be made on any of these notes until three months after the Senior Credit Facility's new termination date of April 25, 2019. Interest expense on these notes was approximately $6.0 million and $5.3 million for fiscal 2016 and 2015, respectively, and is included in interest expense on the accompanying consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at January 28, 2017 and January 30, 2016 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $50.8 million and $44.8 million, respectively, and is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 28, 2017 and January 30, 2016, respectively.

NOTE 9 - INCOME TAXES
The income tax (benefit) provision is comprised of the following amounts (in thousands):

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Current:
Federal	$—	$22
State and local	329	429
	329	451
Deferred:
Federal	(7,782)	(3,620)
State and local	(1,112)	(531)
Foreign	(290)	697
	(9,184)	(3,454)
Income tax benefit	(8,856)	(3,003)
Valuation allowance adjustment	8,656	3,454
Income tax (benefit) provision	$(199)	$451

The income tax provision (benefit) differs from the amount obtained by applying the statutory Federal income tax rate to pretax income as follows (in thousands):

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
(Benefit) at Federal statutory rates	$(8,343)	$(3,927)
Permanent adjustments	39	91
State tax, net of Federal benefit	(828)	(203)
Change in valuation allowance	8,656	3,454
Prior year adjustments	(29)	1,033
Foreign rate differential	306	3
Other	—	—
Income tax (benefit) provision	$(199)	$451

Net deferred tax liabilities, which are included in other long-term liabilities on the accompanying consolidated balance sheets as of January 28, 2017 and January 30, 2016, reflect the tax effect of the following differences between financial statement carrying amounts and tax bases of assets and liabilities as follows (in thousands):

	January 28, 2017	January 30, 2016
Assets:
Net operating loss and tax credit carryforwards	$18,546	$11,625
Foreign net operating loss carryforwards	2,722	2,432
Inventories	3,657	6,293
Property and equipment	7,860	5,972
Accounts receivable allowances	988	260
Goodwill and intangibles	174	102
Accrued interest	12,319	10,381
Deferred rent	3,387	3,489
Accrued expenses	4,398	4,139
Share-based compensation	2,827	3,021
Other	1,939	2,816
Total deferred tax assets	58,817	50,530
Valuation allowance	(57,859)	(49,203)
Net deferred tax assets	958	1,327
Liabilities:
Tradename	(2,872)	(3,400)
Intangibles	(958)	(1,327)
Total deferred tax liabilities, net	$(2,872)	$(3,400)

Management evaluates the Company’s deferred income tax assets and liabilities to determine whether or not a valuation allowance is necessary. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Realization of future tax benefits related to the deferred tax assets is dependent on many factors, including the Company’s ability to generate future taxable income during those periods in which temporary differences become deductible and/or credits can be utilized. Based on the difficult retail and wholesale environment and the uncertainty as to when conditions will improve enough to enable the Company to utilize its deferred tax assets, the Company recorded a full valuation allowance against its deferred tax assets. The lack of practical tax-planning strategies available in the short-term and the lack of other objectively verifiable positive evidence supported the conclusion that a full valuation allowance against the Company’s Federal and state net deferred tax assets was necessary. In fiscal 2016 and 2015, the valuation allowance increased by approximately $8.7 million and $3.5 million, respectively. For U.S. Federal and State income tax purposes, the Company generated a taxable loss which will be carried forward and available to reduce future taxable income but overall, the Company’s deferred tax assets net with deferred tax liabilities, and before being reduced by the valuation allowance, increased.
As of January 28, 2017 and January 30, 2016, the Company had a deferred tax liability of approximately $2.9 million and $3.4 million, respectively, related to a tradename. Due to the uncertainty of when this deferred tax liability will be recognized, the Company was not able to offset its total deferred tax assets with this deferred tax liability. The deferred tax liability is included in other long-term liabilities on the accompanying consolidated balance sheets as of January 28, 2017 and January 30, 2016.
Based on available evidence, management concluded that a valuation allowance should be maintained against the Company’s deferred tax assets as of January 28, 2017 and January 30, 2016. If, in the future, the Company realizes taxable income on a sustained basis of the appropriate character and within the net operating loss carryforward period, the Company would reverse some or all of this valuation allowance, resulting in an income tax benefit. Further, changes in existing tax laws could also affect valuation allowance needs in the future.
As of January 28, 2017 and January 30, 2016, the Company’s United States and Puerto Rico net operating loss carryforwards, which approximate $47.5 million and $29.6 million, respectively, begin to expire in fiscal years 2030 and 2018, respectively. The Company has approximately $78.3 million of net operating loss carryforwards in various states expiring from 2017 through 2036 and may be subject to certain annual limitations.
GAAP prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in an income tax return. The Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. GAAP also provides guidance on derecognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. As of January 28, 2017 and January 30, 2016, there was a liability of $1.4 million and $1.2 million, respectively, recorded for income tax associated with unrecognized tax benefits.
The Company accrues interest related to unrecognized tax benefits as well as any related penalties in income tax expense, which is consistent with the recognition of these items in prior reporting periods. Accrued interest and penalties were $1.0 million and $0.9 million as of January 28, 2017 and January 30, 2016, respectively.
The balance of unrecognized tax benefits, the amount of related interest and penalties we have provided and what we believe to be the range of reasonably possible changes in the next twelve months, were (in thousands):

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Unrecognized tax benefits	$1,397	$1,219
Portion if recognized would reduce tax expense and effective rate	1,397	1,219
Accrued interest on unrecognized tax benefits	786	717
Accrued penalties on unrecognized tax benefits	220	220

A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows (in thousands):

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Balance at beginning of year	$1,219	$1,079
Additions for tax positions of the current year	132	162
Additions for tax positions of prior years	46	82
Reductions for tax positions of prior years	—	(104)
Balance at end of year	$1,397	$1,219
The Company does not expect material adjustments to the total amount of unrecognized tax benefits within the next 12 months, but the outcome of tax matters is uncertain and unforeseen results can occur.
The Company conducts business throughout the United States, Puerto Rico, Brazil and the U.S. Virgin Islands and, as a result, files income tax returns in the United States Federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities. With few exceptions, the Company is no longer subject to U.S. Federal, state, local or Puerto Rico income tax examinations for fiscal years prior to 2008. State and foreign income tax returns are generally subject to examination for a period of three to five years after filing of the respective return. The state impact of any Federal changes remains subject to examination by various states for a period of up to one year after formal notification to the states. The Company is currently not under examination.

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
Level 2: Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3: Unobservable inputs in which there is little or no market data and require the reporting entity to develop its own assumptions
As of January 28, 2017, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. We estimated the fair value of our long-lived assets using company-specific assumptions which would fall within Level 3 of the fair value hierarchy.
The following tables present the non-financial assets the Company measured at fair value on a non-recurring basis, based on the fair value hierarchy as of January 28, 2017 and January 30, 2016:

		Fair Value Measured and Recorded at Reported Date Using
(in thousands)	Net Carrying Value as of January 28, 2017	Level 1	Level 2	Level 3	Total Impairment Losses - Year Ended January 28, 2017
Property and Equipment	$—	$—	$—	$—	$5,625
Intangible assets	—	—	—	—	1,320

		Fair Value Measured and Recorded at Reported Date Using
	Net Carrying Value as of January 30, 2016	Level 1	Level 2	Level 3	Total Impairment Losses - Year Ended January 30, 2016
Property and Equipment (in thousands)	$—	$—	$—	$—	$1,032
In fiscal 2016 and 2015, the Company recorded noncash impairment charges of approximately $5.6 million and $1.0 million, respectively, to reduce the net carrying value of certain retail store assets to their estimated fair value of $0, which was based on discounted estimated future cash flows.

NOTE 11 - SHAREHOLDERS’ EQUITY
PREFERRED STOCK
The Company’s Articles of Incorporation authorize the issuance of up to 1,000,000 shares of preferred stock. The preferred stock may be issued from time to time at the discretion of the Board of Directors without shareholders’ approval. The Board of Directors is authorized to issue these shares in different series and, with respect to each series, to determine the dividend rate, and provisions regarding redemption, conversion, liquidation preference and other rights and privileges. As of January 28, 2017, no preferred stock had been issued.

TREASURY STOCK
As of January 28, 2017, the Company had repurchased 898,249 shares of common stock for approximately $8.6 million, all of which are held as treasury shares. There were no repurchases during fiscal 2016 or fiscal 2015.
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
STOCK OPTION PLANS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 2,194,305 shares of common stock were reserved for issuance as of January 28, 2017. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of January 28, 2017, 1,030,053 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the fiscal year ended January 28, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 30, 2016	975,916	$8.01
Granted	410,000	2.30
Exercised	—	—
Forfeited	(201,916)	7.83
Outstanding as of January 28, 2017	1,184,000	$6.07	6.9	$—
Vested and expected to vest as of January 28, 2017	766,500	$8.09	6.9	$—
Exercisable as of January 28, 2017	766,500	$8.09	6.9	$—

The following is a summary of stock warrants activity during the fiscal year ended January 28, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 30, 2016	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding as of January 28, 2017	6,299,971	$11.80	1.4	$—
Vested and expected to vest as of January 28, 2017	—	$11.80	1.4	$—
Exercisable as of January 28, 2017	—	$11.80	1.4	$—

Share-based compensation expense was $0.1 million and $0.3 million during fiscal 2016 and 2015, respectively.
The fair value for stock options issued during the fiscal years ended January 28, 2017 and January 30, 2016 was estimated at the date of grant, using the Black-Scholes option pricing model with the following weighted average assumptions:

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Expected life (years)	5	5
Expected stock price volatility	85.0% - 86.0%	86.0% - 88.9%
Risk-free interest rates	1.1% - 1.3%	1.6% - 1.7%
Expected dividend yield	0%	0%

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
The weighted average estimated fair values of options granted during fiscal years 2016 and 2015 were $1.54 and $2.96 per share, respectively. As of January 28, 2017, there was $0.6 million of unrecognized compensation expense related to non-vested outstanding stock options. These costs are expected to be recognized over a weighted-average period of 4.5 years. There were no exercises of options during fiscal 2016. The aggregate intrinsic value of options exercised during fiscal 2015 was $42,000. Cash received from option exercises during fiscal 2015 was $57,000.

NOTE 12 - EMPLOYEE BENEFIT PLANS
The Company has a 401(k) Savings and Investment Plan (the “Plan”) for its various subsidiaries. Pursuant to the Plan, the participants may make contributions to the Plan in varying amounts from 1% to 100% of total compensation, or the maximum limits allowable under the Internal Revenue Code, whichever is less. The Company, at its discretion, may match such contributions in varying amounts, as specified by the Plan, and the Company’s matching contributions vest over a one to four year period. The Company did not match contributions to the Plan during fiscal 2016 and 2015.

NOTE 13 - COMMITMENTS AND CONTINGENCIES
MEDICAL INSURANCE
The Company self-insures employees for employee medical benefits under the Company’s group health plan. As of January 28, 2017, the Company maintains stop loss coverage for individual medical claims in excess of $125,000 and for annual Company medical claims which exceed approximately $3.8 million in the aggregate. While the ultimate amount of claims incurred are dependent on future developments, in management’s opinion, recorded accruals are adequate to cover the future payment of claims incurred as of January 28, 2017. However, it is possible that recorded accruals may not be adequate to cover the future payment of claims. Adjustments, if any, to estimates recorded resulting from ultimate claim payments will be reflected in operations in the periods in which such adjustments are determined. The self-insurance accrual at January 28, 2017 and January 30, 2016 was approximately $0.3 million and $0.6 million, respectively, which is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.
LEASES AND RETAIL STORE RENT
Total rent expense for warehouse space and equipment charged to operations for both fiscal 2016 and fiscal 2015 was and $4.6 million. This includes payments of warehouse rent to Quality King.
The Company subleases office and warehouse facility from Quality King in Bellport, New York at a rate which is currently $2.9 million per year with an annual escalation of 3%. This sublease expires September 2027. The Company also leases a warehouse facility in Keasby, New Jersey and administrative office space in Ft. Lauderdale, Florida. The lease in Keasby expires in September 2020. The Ft. Lauderdale lease expires in January 2022. The Company also leases administrative office space in New York City. This lease expires in February 2021.
The Company leases space for its retail stores. The lease terms vary from month to month leases to ten year leases, in some cases with options to renew for longer periods. Various leases contain clauses which adjust the base rental rate by the prevailing Consumer Price Index, as well as requiring additional contingent rent based on a percentage of gross sales in excess of a specified amount.
Retail store rent expense in fiscal 2016 and 2015 were as follows (in thousands):

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
Minimum rentals	$30,051	$31,263
Contingent rentals	523	1,018
Total	$30,574	$32,281

Aggregate future minimum rental payments under the above operating leases at January 28, 2017 are payable as follows (in thousands):

Fiscal Year
2017	$28,231
2018	22,458
2019	16,733
2020	12,622
2021	10,639
Thereafter	41,214
$131,897

The Company’s capitalized leases are for a building in Sunrise, Florida, and computer hardware and software. The lease for the Florida building expires December 2017 with monthly rent of approximately $104,000 during the remaining term of the lease. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments at January 28, 2017 (in thousands):

Fiscal Year
2017	$1,321
Total future minimum lease payments (1)	1,321
Less: Amount representing interest	(84)
Present value of minimum lease payments	1,237
Less: Current portion	(1,237)
$—

(1)	Minimum payments have not been reduced by minimum sublease rentals of approximately $0.6 million due in the future under noncancelable subleases.
ADVERTISING AND ROYALTY OBLIGATIONS
The Company is party to license agreements with unaffiliated licensors. Obligations under license agreements relate to royalty payments and required advertising and promotional spending levels for the Company's products bearing the licensed trademark. Royalty payments are typically made based on contractually defined net sales. However, certain licenses require minimum guaranteed royalty payments regardless of sales levels. Minimum guaranteed royalty payments and required minimums for advertising and promotional spending have been included in the table below. Actual royalty payments and advertising and promotional spending could be higher. Furthermore, early termination of any of these license agreements could result in potential cash outflows that have not been reflected below. Royalty expense was $19.1 million and $18.1 million for fiscal 2016 and fiscal 2015, respectively and is included in selling, general and administrative expenses on the accompanying consolidated statements of operations. The aggregate future minimum payments under these licensing agreements at January 28, 2017 are payable as follows (in thousands):

Fiscal Year	Royalty Payments	Advertising Obligations	Total
2017	$16,042	$34,832	$50,874
2018	10,680	24,530	35,210
2019	3,031	7,907	10,938
2020	2,310	8,007	10,317
2021	593	4,544	5,137
Thereafter	19	150	169
	$32,675	$79,970	$112,645
LITIGATION
On February 21, 2017, Kiss Nail Products, Inc. (plaintiff) sued Parlux and Roraj Trade, LLC (the licensor of Rihanna’s intellectual property) in the U.S. District Court for the Southern District of New York alleging both federal and state law trademark infringement and unfair competition arising out of Parlux’s sale and distribution of the “Kiss by Rihanna” fragrance. Plaintiff alleges that such sale and distribution infringes its “Kiss” mark on nail care and other beauty products. Plaintiff seeks, inter alia, to enjoin Defendants’ distribution and sales of the alleged offending products and seeks unspecified money damages as well as treble damages, attorneys’ fees, punitive damages and interest. Pursuant to an agreement between Parlux and Roraj, Parlux has agreed to defend and indemnify Roraj in this case. On April 19, 2017, the Defendants filed an Answer in the nature of a general denial along with Counterclaims seeking a declaratory judgment that Plaintiff has abandoned the mark with regard to perfume, fragrance, cologne and related fragrance products. Defendants are also seeking a declaration that they have not infringed any of Plaintiff’s marks. It is anticipated that the Court will set a schedule which calls for the conclusion of fact and expert discovery on or about December 20, 2017, with dispositive motion practice likely to follow.

On January 25, 2016, the Company and Parlux filed a lawsuit against S. Carter Enterprises, LLC, and Shawn C. Carter, who is the beneficial owner of 10% of the Company’s common stock, in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described in Note 6 to the consolidated financial statements included in Item 8 of this Form 10-K and related agreements by not acting timely or in good-faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief. On May 6, 2016, the defendants filed an answer in the nature of a general denial, with a counterclaim for, inter alia, amounts allegedly due to them under the license agreements in the amount of approximately $2.7 million. The Company has filed a reply to that counterclaim in the nature of a general denial. The Court has set a schedule which calls for the conclusion of fact and expert discovery by January 2018, with dispositive motion practice to follow. The parties have commenced discovery, which is ongoing. The Company intends to vigorously pursue its claims and to defend the counterclaim.
In August 2015, the Company was named as a defendant in a class action filed in the Superior Court for the State of California, County of Ventura. The plaintiff, a former employee of Perfumania, sought to represent all current and former sales associates at California Perfumania stores. The complaint alleged various violations of California law related to wages, meal periods and wage statements, among other things. In October 2016, the parties agreed in principle on a settlement which has been submitted to the Court. The settlement proceeds will not be deposited with the settlement administrator until the court provides its final approval sometime in 2017. The Company accrued the estimated settlement of approximately $0.5 million during fiscal 2016, which is included in selling, general and administrative expenses on the accompanying consolidated statements of operations.
In November 2015, the Company was named as a defendant in a putative class action in the U.S. District Court for the Southern District of Alabama. The complaint, and thereafter an amended complaint, alleged that the Company violated the Telephone Consumer Protection Act ("TCPA") by sending unsolicited facsimiles which advertised goods and/or services offered by the Company. The plaintiff sought to represent a nationwide class of all recipients of such unsolicited faxes for the period November 3, 2011 to the present. Plaintiff sought statutory damages of at least $500 per violative fax, plus other non-monetary relief. The parties agreed to mediate the matter which resulted in a settlement in principle. A formal settlement agreement, on a class wide basis, was entered into in late November 2016. Defendant will obtain a release, on a class wide basis, from all members of the settlement class who do not opt out, back to January 2011. The settlement has been preliminarily approved by the Court and notice has been disseminated to potential class members, who had the opportunity to opt out of the class or to object to the settlement on or before March 31, 2017. No objections have been received, but there have been four opt-outs and various claims. The settlement will be presented to the Court for final approval at a hearing scheduled for May 30, 2017. Assuming final approval, claims will be submitted, reviewed, and paid as appropriate. It is expected that this process will be concluded during calendar 2017. The Company accrued the estimated settlement of approximately $0.5 million during fiscal 2016, which is included in selling, general and administrative expenses on the accompanying consolidated statement of operations.
Other than as noted above, the Company is involved in legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes that the ultimate resolution of these matters will not have a materially adverse effect on the Company's financial position, operations or cash flows.

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

	Fiscal Year Ended January 28, 2017	Fiscal Year Ended January 30, 2016
	(in thousands)
Net sales:
Retail	$237,297	$293,395
Wholesale	231,568	248,569
	$468,865	$541,964
Gross profit:
Retail	$116,791	$147,468
Wholesale	104,541	110,156
	$221,332	$257,624

	January 28, 2017	January 30, 2016
Total assets:
Wholesale	$678,555	$636,924
Retail	364,117	372,651
	1,042,672	1,009,575
Eliminations (a)	(732,372)	(658,529)
Consolidated assets	$310,300	$351,046

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

Sales to wholesale customers in foreign countries during fiscal 2016 and 2015 were $35.1 million and $34.5 million, respectively.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None

ITEM 9A.	CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures, as defined in SEC Rule 13a-15(e), which our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, evaluated as of the end of the fiscal year covered by this report. Those controls and procedures are designed to ensure, among other things, that information we are required to disclose in the reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Interim Chief Financial Officer, to allow timely decisions regarding required disclosures. Based on this evaluation, we concluded that our disclosure controls and procedures were effective at January 28, 2017.
Management’s Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in SEC Rule 13a-15(f), for the Company. Our management, with the participation of our Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 28, 2017, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment and those criteria, our management concluded that, as of January 28, 2017, our internal control over financial reporting was effective.

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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2016 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Our officers and directors are:

•
Stephen Nussdorf - Age 66. Mr. Nussdorf was appointed Chairman of our Board of Directors in February 2004 and Executive Chairman of the Board of Directors in April 2011. Mr. Nussdorf is also an executive officer of Quality King Distributors, Inc. (“Quality King”), a privately held distributor of pharmaceuticals and health and beauty care products, and he was, until our merger with Model Reorg, Inc. in August 2008 (the “Merger”), President and a Director of Model Reorg, a privately held distributor of fragrance products. Mr. Nussdorf joined Quality King in 1972 and Model Reorg in 1996 and has served in various capacities in all divisions of their businesses. Mr. Nussdorf brings to the Board critical insights into the consumer product and wholesale markets in which we operate. He is an experienced business leader with the vision and skills appropriate to serve as Executive Chairman of our Board, and the Board has benefited from his perspectives and leadership.

•
Michael W. Katz - Age 69. Mr. Katz joined us in February 2004 as our President and Chief Executive Officer and as a Director. Mr. Katz has served in various capacities at Model Reorg and Quality King and their affiliated companies; he is primarily responsible for overseeing administration, finance, operations, mergers and acquisitions. Mr. Katz has participated in the design and implementation of the business strategy that has fostered the growth of Perfumania Holdings, Inc. and Quality King and their affiliated companies. From 1994 until 1996 he was Senior Vice President of Quality King. Since 1996, he has served as Executive Vice President of Quality King and was also Executive Vice President and a Director of Model Reorg. Mr. Katz is a Certified Public Accountant. Mr. Katz's strong executive leadership, financial and management experience, business acumen and knowledge of our suppliers, customers and channels of distribution are highly valued by the Board.

•
Joshua Angel - Age 81. Mr. Angel was appointed a Director in April 2016. Mr. Angel has specialized in corporate reorganizations for nearly his entire legal career, first at Angel & Frankel, P.C. which he founded, and served as managing partner for nearly 46 years, and since January 2007 as senior counsel to the Firm of Herrick, Feinstein, LLP. Mr. Angel makes strong contributions to the work of the Board in the areas of corporate governance and business strategy.

•
Joseph Bouhadana - Age 47. Mr. Bouhadana was appointed a Director in September 2002. Mr. Bouhadana is Vice President Technology for INTCOMEX, a distributor of branded computer components, generic accessories and networking peripherals into the Latin America and Caribbean regions with thirteen offices in ten countries. He served as Corporate Director of Technology for INTCOMEX from January 2005 to February 2013 and as Vice President of Information Technology of Tutopia.com, a privately owned Internet service provider with a presence in nine countries in Latin America, from September 2000 to January 2005. Previously, Mr. Bouhadana was the Director of Information Technology of Parker Reorder, a publicly traded company specializing in hospitality business to business procurement, distribution and logistics systems. Mr. Bouhadana's strong technical and operational skills are an important asset to our Board. He also serves on the Audit, Compensation and Stock Option Committees, to which he makes valuable contributions.

•
Paul Garfinkle - Age 76. Mr. Garfinkle joined our Board of Directors in February 2004. Mr. Garfinkle retired from the public accounting firm of BDO Seidman, LLP in June 2000 after a thirty-six year career. While at BDO Seidman, LLP, Mr. Garfinkle was an audit partner and client service director for many of the firm's most significant clients. He also served for many years as a member of the firm's board of directors and, during his last six years at the firm, as National Director of Real Estate. Mr. Garfinkle has extensive experience in the areas of accounting, finance, audit, and taxation and valuable knowledge of financial and regulatory reporting requirements. He serves as Chair of the Board's Audit Committee where his leadership and independence serve the company well and on the Compensation and Stock Option Committees.

•
Glenn H. Gopman - Age 61. Mr. Gopman became a director in April 2012, upon our acquisition of Parlux. Mr. Gopman is a Certified Public Accountant and had served as an independent director of Parlux since October 1995. Mr. Gopman holds AICPA credentials as a Chartered Global Management Accountant and Personal Financial Specialist. Since 2003, Mr. Gopman has been an owner or partner of an independent certified public accounting practice. He is presently a partner with the public accounting firm of Stroemer & Company, LLC. Until 2013, he was a principal stockholder in the public accounting firm of Levi & Gopman, P.A. Until 2002, he was a partner in the public accounting firm of Rachlin Cohen & Holtz LLP and before that, Mr. Gopman was a principal stockholder in the public accounting firm of Thaw, Gopman and Associates, P.A. He is a member of the American and Florida Institutes of Certified Public Accountants. Mr. Gopman is an officer and director of The Hebrew Free Loan Association of South Florida, Inc., a non-profit organization. Mr. Gopman possesses extensive accounting experience as a Certified Public Accountant practicing in the area of public accounting, which provides the Board of Directors with his valuable experience counseling companies with respect to the implementation and impact of accounting policies, and the use of management judgment and estimates regarding such accounting policies. He serves on the Audit, Compensation and Stock Option Committees.

•
Neal Montany - Age 56. Mr. Montany was hired as our Chief Operating Officer in August of 2016.  As Chief Operating Officer, Mr. Montany oversees the Company's operations including Information Technology, Manufacturing, Warehousing, Facilities, Logistics and Transportation, Purchasing, Loss Prevention and Human Resources. Mr. Montany’s career in operations management spans over three decades, including senior management positions at GKN Aerospace, United Technologies Corporation and International Aero Engines. Most recently, Mr. Montany served as VP/GM of GKN Aerospace in New York with full P&L and site responsibility. Under his leadership, he spearheaded the restructuring of the business, including various initiatives to enhance operating efficiencies and generate new revenue sources, resulting in increased sales and profit. Mr. Montany holds a B.S. in Mechanical & Materials Engineering from the University of Connecticut and an MBA from Boston University School of Management.

•
Donovan Chin - 50. Mr. Chin was appointed our Interim Chief Financial Officer on January 20, 2017. He has held different positions with Perfumania since 1993. Previously he was employed with PricewaterhouseCoopers, a professional services and accounting firm. Mr. Chin is a Certified Public Accountant.

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
Audit Committee
For the fiscal year ended January 28, 2017, Joseph Bouhadana, Paul Garfinkle (Chairman) and Glenn Gopman, all of whom are independent, as defined by Nasdaq Stock Market rules, were the members of our Audit Committee. The board of directors has determined that Mr. Garfinkle and Mr. Gopman are "audit committee financial experts" as defined by SEC rules.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers and beneficial holders of more than 10% of any class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of such equity securities. Based upon a review of such forms furnished to us or representations from reporting persons stating that they were not required to file these forms, we believe that during fiscal 2016, all Section 16(a) filing requirements were satisfied on a timely basis.

ITEM 11.	EXECUTIVE COMPENSATION
The following sets forth information concerning compensation for fiscal 2016 and fiscal 2015 for our Executive Chairman, Chief Executive Officer, Chief Operating Officer and Chief Financial Officer (the “Named Executive Officers”).

2016 Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards $ (1)	All Other Compensation ($) (2)	Total ($)
Stephen Nussdorf	2016	307,015	—	—	—	307,015
(Executive Chairman)	2015	307,220	250,000	—	—	557,220

Michael W. Katz	2016	346,340	—	—	15,000	361,340
(President and Chief Executive Officer)	2015	346,123	—	—	15,000	361,123

Donna L. Dellomo (3)	2016	388,094	—	—	12,300	400,394
(Vice President and Chief Financial Officer)	2015	416,313	—	—	12,300	428,613

Neal Montany (4)	2016	131,597	—	222,450	—	354,047
(Chief Operating Officer)
Donovan Chin (5)	2016	228,779	—	—	—	228,779
(Interim Chief Financial Officer)	2015	227,812	—	—	—	227,812

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
(3) Ms. Dellomo resigned from the Company effective January 20, 2017.
(4) Mr. Montany was appointed our Chief Operating Officer on August 29, 2016.
(5) Mr. Chin was appointed our Interim Chief Financial Officer on January 20, 2017.

Outstanding Equity Awards at Fiscal Year-End 2016
The following table shows all outstanding equity awards held by the Named Executive Officers at the end of fiscal 2016.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Stephen Nussdorf	250,000	—	9.26	04/02/2022
Michael W. Katz	150,000	—	9.26	04/02/2022
	100,000	—	5.60	01/25/2025
Donna Dellomo	35,000	—	4.79	10/29/2018
	65,000	—	9.26	04/02/2022
Neal Montany	—	150,000	2.22	08/29/2026
Donovan Chin	9,000	—	4.79	10/29/2018

Retirement Benefits and Potential Payments Upon Termination or Change of Control
No Named Executive Officer participates in any Perfumania pension plan or nonqualified defined benefit or nonqualified deferred compensation plan, and none has entered into any agreements or understandings with us that provide for payments or benefits to the Named Executive Officer in the event of the Named Executive Officer’s termination of employment, including a change of control. Our equity compensation plan provides for automatic acceleration of vesting of unvested awards upon a change of control. With the exception of Mr. Montany, all option awards held by the Named Executive Officers are already fully vested, so there would be no acceleration of vesting upon a change of control.
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
Nonemployee directors are eligible to receive stock options under our 2010 Equity Incentive Plan (the "2010 Plan"). They each receive a grant of options for 10,000 shares upon initial election to the board, to vest annually over three years dependent on continued board service, and a grant of options for 5,000 shares upon annual reelection to the board, vested immediately. All such options have an exercise price equal to the fair market value of a share of our common stock on the date of the grant. Our nonemployee directors chose to forgo their option grant upon reelection to the board in December 2016.
Neither Mr. Nussdorf nor Mr. Katz receives any compensation for his service as a director.
The following table sets forth certain information regarding the compensation of our nonemployee directors for their service as such for fiscal 2016:

Name	Fees Earned or Paid in Cash ($)	Options Awards ($)(1)(2)	Total ($)
Joshua Angel	—	19,295	19,295
Joseph Bouhadana	33,000	—	33,000
Paul Garfinkle	37,500	—	37,500
Glenn H. Gopman	32,500	—	32,500
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
(2) As of January 28, 2017, Perfumania’s nonemployee directors held outstanding stock options in the following amounts: Joshua Angel (10,000); Joseph Bouhadana (48,000); Paul Garfinkle (48,000) and Glenn H. Gopman (30,000).

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of January 28, 2017, with respect to our compensation plans under which our equity securities are authorized for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Plan Category:
Equity compensation plans approved by stockholders	1,184,000	$6.07	1,030,053
Equity compensation plans not approved by stockholders	—	—	—
Total	1,184,000	$6.07	1,030,053

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
The following table shows the amount of common stock beneficially owned as of January 28, 2017 by: (a) each of our directors, (b) each of our current executive officers, (c) all of our directors and current executive officers as a group and (d) each person known by Perfumania to beneficially own more than 5% of Perfumania’s outstanding common stock. Unless otherwise provided, the address of each holder is c/o Perfumania Holdings, Inc., 35 Sawgrass Drive, Suite 2, Bellport, New York 11713.

Name of Beneficial Owner	Total Number of Shares Beneficially Owner (1)		Percent of Class
Principal Shareholders
Stephen and Glenn Nussdorf	7,134,352	(2)	42.9%
Arlene Nussdorf	2,189,201	(3)	13.7%
Rene Garcia	4,364,991	(4)	24.7%
Shawn C. Carter	1,726,450	(5)	10.0%

Other Directors and Executive Officers
Michael W. Katz	259,127	(6)	1.6%
Neal Montany	15,000	(7)	*
Donna Dellomo	102,000	(8)	*
Donovan Chin	9,000	(9)	*
Joseph Bouhadana	48,000	(10)	*
Paul Garfinkle	48,000	(11)	*
Glenn H. Gopman	59,431	(12)	*
All directors and executive officers as a group (7 persons)	7,674,910	(13)	44.8%

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

(6)	Includes 250,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 28, 2017.
(7)	Includes 15,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 28, 2017.
(8)	Includes 100,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 28, 2017.
(9)	Includes 9,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 28, 2017.
(10)	Includes 48,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 28, 2017.
(11)	Includes 48,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 28, 2017.
(12)	Includes 30,000 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable with 60 days of January 28, 2017.
(13)
Includes (a) 750,999 shares of common stock issuable upon the exercise of stock options currently exercisable or exercisable within 60 days of January 28, 2017 and (b) warrants to purchase 887,514 shares of common stock.

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
The Company's Board of Directors has determined that Joshua Angel, Joseph Bouhadana, Paul Garfinkle and Glenn H. Gopman are independent, as defined by Nasdaq Stock Market rules.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The aggregate fees billed by CohnReznick LLP for fiscal 2016 and 2015 are as follows.

Fees	Fiscal 2016	Fiscal 2015
Audit Fees (1)	$569,000	$562,500
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$569,000	$562,500

(1)
“Audit Fees” consist of fees billed for professional services rendered in connection with the audit of our consolidated annual financial statements and the review of our interim consolidated financial statements included in quarterly reports, as well as an audit of the Company's 401-K plan..

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
An index to financial statements for the fiscal periods ended January 28, 2017 and January 30, 2016 appears on page 26.

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

Perfumania Holdings, Inc.

By: /s/ MICHAEL W. KATZ
Michael W. Katz,
President and Chief Executive Officer (Principal Executive Officer)

By: /s/ DONOVAN CHIN
Donovan Chin, Interim Chief Financial Officer
(Principal Accounting Officer)

Date:	April 28, 2017
Pursuant to the requirements of the Securities Exchange act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ MICHAEL W. KATZ	President and Chief Executive Officer, Director	April 28, 2017
Michael W. Katz	(Principal Executive Officer)

/s/ STEPHEN NUSSDORF	Executive Chairman of the Board of Directors	April 28, 2017
Stephen Nussdorf

/s/ DONOVAN CHIN	Interim Chief Financial Officer	April 28, 2017
Donovan Chin	(Principal Accounting Officer)

/s/ JOSHUA ANGEL	Director	April 28, 2017
Joshua Angel

/s/ JOSEPH BOUHADANA	Director	April 28, 2017
Joseph Bouhadana

/s/ PAUL GARFINKLE	Director	April 28, 2017
Paul Garfinkle

/s/ GLENN H. GOPMAN	Director	April 28, 2017
Glenn H. Gopman

EXHIBIT	DESCRIPTION
3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed July 2, 2009).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, filed April 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed April 19, 2012).

3.3	Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4 (File No. 333-179124)).

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