Form 10-Q
period 2017-04-29
Perfumania Holdings, Inc.
filed 2017-06-19
CIK 880460

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended April 29, 2017 OR

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
If an Emerging Growth Company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The number of shares outstanding of the registrant’s common stock, as of the latest practicable date: At June 16, 2017, there were 15,493,763 outstanding shares of its common stock, $0.01 par value.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
PART I
FINANCIAL INFORMATION

PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)

	April 29, 2017	January 28, 2017
	(unaudited)	(Note 1)
ASSETS:
Current assets:
Cash and cash equivalents	$1,848	$7,474
Accounts receivable, net of allowances of $2,427 and $2,267 as of April 29, 2017 and January 28, 2017, respectively	31,614	28,072
Inventories	193,083	196,654
Prepaid expenses and other current assets	9,829	10,619
Total current assets	236,374	242,819
Property and equipment, net	15,818	16,692
Goodwill	38,769	38,769
Intangible and other assets, net	13,778	14,520
Total assets	$304,739	$312,800
LIABILITIES AND SHAREHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$27,506	$28,605
Accounts payable-affiliates	546	1,027
Accrued expenses and other liabilities	28,507	31,186
Current portion of obligations under capital leases	898	1,237
Total current liabilities	57,457	62,055
Revolving credit facility	4,517	—
Notes payable-affiliates	125,366	125,366
Other long-term liabilities	66,593	64,954
Total liabilities	253,933	252,375
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $0.10 par value, 1,000,000 shares authorized; as of April 29, 2017 and January 28, 2017, none issued	—	—
Common stock, $.01 par value, 35,000,000 shares authorized; 16,392,012 shares issued as of April 29, 2017 and January 28, 2017	164	164
Additional paid-in capital	222,082	222,048
Accumulated deficit	(162,863)	(153,210)
Treasury stock, at cost, 898,249 shares as of April 29, 2017 and January 28, 2017	(8,577)	(8,577)
Total shareholders’ equity	50,806	60,425
Total liabilities and shareholders’ equity	$304,739	$312,800

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(in thousands, except share and per share amounts)

	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
Net sales	$97,896	$105,139
Cost of goods sold	52,927	53,370
Gross profit	44,969	51,769
Operating expenses:
Selling, general and administrative expenses	50,932	53,928
Share-based compensation expense	34	32
Depreciation and amortization	1,531	2,511
Total operating expenses	52,497	56,471
Loss from operations	(7,528)	(4,702)
Interest expense	2,125	1,707
Loss before income tax provision	(9,653)	(6,409)
Income tax provision	—	—
Net loss	$(9,653)	$(6,409)
Net loss per common share:
Basic and diluted	$(0.62)	$(0.41)

Weighted average number of common shares outstanding:
Basic	15,493,763	15,493,763
Diluted	15,493,763	15,493,763

See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands, except share amounts)

			Additional
	Common Stock		Paid-In	Accumulated	Treasury Stock
	Shares	Amount	Capital	Deficit	Shares	Amount	Total
Balance at January 28, 2017	16,392,012	$164	$222,048	$(153,210)	898,249	$(8,577)	$60,425
Share-based compensation expense	—	—	34	—	—	—	34
Net loss	—	—	—	(9,653)	—	—	(9,653)
Balance at April 29, 2017	16,392,012	$164	$222,082	$(162,863)	898,249	$(8,577)	$50,806
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
Cash flows from operating activities:
Net loss	$(9,653)	$(6,409)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of deferred financing costs	86	86
Depreciation and amortization	1,531	2,511
Provision for losses on accounts receivable	164	1,787
Share-based compensation	34	32
Changes in operating assets and liabilities:
Accounts receivable	(3,706)	(7,181)
Inventories	3,571	7,487
Prepaid expenses and other assets	1,084	405
Accounts payable	(1,099)	1,919
Accounts payable-affiliates	(481)	(120)
Accrued expenses and other liabilities and other long-term liabilities	(1,040)	(1,187)
Net cash used in operating activities	(9,509)	(670)
Cash flows from investing activities:
Additions to property and equipment	(295)	(809)
Net cash used in investing activities	(295)	(809)
Cash flows from financing activities:
Net borrowings (repayments) under bank line of credit	4,517	(989)
Principal payments under capital lease obligations	(339)	(285)
Net cash provided by (used in) financing activities	4,178	(1,274)
Net decrease in cash and cash equivalents	(5,626)	(2,753)
Cash and cash equivalents at beginning of period	7,474	5,640
Cash and cash equivalents at end of period	$1,848	$2,887

Supplemental Information:
Cash paid during the period for:
Interest	$71	$214
Income taxes	$17	$109
See accompanying notes to condensed consolidated financial statements.

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND OPERATIONS
The condensed consolidated balance sheet of Perfumania Holdings, Inc. and Subsidiaries (the "Company") as of January 28, 2017, which has been derived from our audited financial statements as of and for the year ended January 28, 2017, and the accompanying interim unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. Certain information and note disclosures normally included in annual financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to those rules and regulations. The financial information presented herein, which is not necessarily indicative of results to be expected for the full current fiscal year, reflects all adjustments which, in the opinion of management, are necessary for a fair presentation of the interim unaudited condensed consolidated financial statements. Such adjustments are of a normal, recurring nature. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017.
Due to the seasonality of the Company’s business, with the most significant activity occurring from September through December each year, the results of operations for the thirteen weeks ended April 29, 2017 are not necessarily indicative of results to be expected for the full fiscal year.
The Company is an independent, national, vertically integrated wholesale distributor and specialty retailer of perfumes and fragrances that conducts business through six wholly-owned operating subsidiaries; Perfumania, Inc. (“Perfumania”), Quality King Fragrance, Inc. (“QFG”), Perfumania.com, Inc. (“Perfumania.com”), Parlux Fragrances, LLC ("Parlux"), Five Star Fragrance Company, Inc. (“Five Star”) and Scents of Worth, Inc. ("SOW"). We operate in two industry segments, wholesale distribution and specialty retail sales of designer fragrances and related products.
Our wholesale businesses include QFG, Parlux and Five Star. QFG distributes designer fragrances to mass market retailers, drug and other chain stores, retail wholesale clubs, traditional wholesalers, and other distributors throughout the United States. The Company sells principally to retailers such as Burlington Coat Factory, CVS, Kohl's, Marshalls, Nordstrom Rack, Ross Stores, Sears, Target, Wal-Mart and Walgreens. The Company’s manufacturing divisions, Parlux and Five Star, own and license designer and other fragrance brands that are sold to regional and national department stores, including Belk, Bon Ton, Boscovs, Dillards, Lord & Taylor, Macy's and Stage Stores, international distributors, on military bases throughout the United States, by QFG and through the Company's retail business which is discussed below. Parlux also fulfills a selection of fragrances for several online retailers, shipping directly to their customers and billing the retailers. Five Star also manufactures, on behalf of Perfumania, the Jerome Privee product line, which includes bath and body products and which is sold exclusively in Perfumania's retail stores. All manufacturing operations of Parlux and Five Star are outsourced.
Our retail business is conducted through the following subsidiaries:
•Perfumania, a specialty retailer of fragrances and related products,
•Perfumania.com, an Internet retailer of fragrances and other specialty items, and
•SOW, which sells fragrances in retail stores on a consignment basis.
As of April 29, 2017, Perfumania operated a chain of 240 retail stores specializing in the sale of fragrances and related products at discounted prices up to 75% below the manufacturers’ suggested retail prices. Perfumania.com, our Company-owned website, offers a selection of our more popular products for sale online. SOW operates a national designer fragrance consignment program, with contractual relationships to sell products on a consignment basis in approximately 1,100 stores, including approximately 600 Kmart locations nationwide. Its other retail customers include Bealls, K & G and Steinmart.
Certain reclassifications were made to prior year amounts to conform to the classifications of such amounts for the thirteen-weeks ended April 29, 2017.

NOTE 2 - RECENT ACCOUNTING PRONOUNCEMENTS
In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory (Topic 330). The amendments, which apply to inventory that is measured using any method other than the last-in, first-out (LIFO) or retail inventory method, require that entities measure inventory at the lower of cost or net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and should be applied on a prospective basis. The Company adopted ASU No. 2015-11 prospectively effective January 29, 2017. There was no impact to the Company's consolidated financial statements.

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

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS
Goodwill in the amount of $38.8 million at April 29, 2017 and January 28, 2017 resulted from the April 18, 2012 acquisition of Parlux.
The following table provides information related to goodwill and intangible assets (in thousands). Intangible assets are included in intangible and other assets, net on the accompanying condensed consolidated balance sheets as of April 29, 2017 and January 28, 2017:

		April 29, 2017			January 28, 2017
	Useful Life (years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Goodwill	N/A	$38,769	$—	$38,769	$38,769	$—	$38,769
Tradenames	4-20	9,357	8,181	1,176	9,357	8,084	1,273
Customer relationships	10	5,171	2,629	2,542	5,171	2,500	2,671
Favorable leases	7	886	886	—	886	886	—
License agreements	3-5	16,313	15,779	534	16,313	15,643	670
Tradename (non-amortizing)	N/A	7,180	—	7,180	7,180	—	7,180
		$77,676	$27,475	$50,201	$77,676	$27,113	$50,563

In accordance with US GAAP, goodwill and intangible assets with indefinite lives are not amortized, but rather tested for impairment at least annually by comparing the estimated fair values to their carrying values.
Trademarks, including tradenames and owned licenses having finite lives, are amortized over their respective lives to their estimated residual values and are also reviewed for impairment in accordance with accounting standards when changes in circumstances indicate the assets’ values may be impaired. Customer relationships are amortized over the expected period of benefit and license agreements are amortized over the remaining contractual term. Impairment testing is based on a review of forecasted operating cash flows and the profitability of the related brand to determine its fair value. There were no triggering events during the thirteen weeks ended April 29, 2017 that would indicate potential impairment and the requirement to review the carrying value of goodwill and intangible assets.
Amortization expense associated with intangible assets subject to amortization is included in depreciation and amortization on the accompanying condensed consolidated statements of operations. Amortization expense for intangible assets subject to amortization was $0.4 million and $0.9 million during the thirteen-weeks ended April 29, 2017 and April 30, 2016, respectively. As of April 29, 2017, estimated future amortization expense associated with intangible assets subject to amortization is as follows (in thousands):

Fiscal Year	Amortization Expense
Remainder of 2017	$1,065
2018	877
2019	709
2020	684
2021	682
2022	235
$4,252

NOTE 5 - ACCOUNTING FOR SHARE-BASED PAYMENTS
The 2010 Equity Incentive Plan (the “2010 Plan”) provides for equity-based awards to the Company’s employees, directors and consultants. Under the 2010 Plan, the Company initially reserved 1,000,000 shares of common stock for issuance. This number automatically increases on the first trading day of each fiscal year beginning with fiscal 2011, by an amount equal to 1.5% of the shares of common stock outstanding as of the last trading day of the immediately preceding fiscal year; accordingly, 2,426,711 shares of common stock were reserved for issuance as of April 29, 2017. The Company previously had two stock option plans which expired on October 31, 2010. No further awards will be granted under these plans, although all options previously granted and outstanding will remain outstanding until they are either exercised or forfeited. As of April 29, 2017, 1,059,252 stock options have been granted pursuant to the 2010 Plan.
The following is a summary of the stock option activity during the thirteen weeks ended April 29, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2017	1,184,000	$6.07
Granted	—	—
Exercised	—	—
Forfeited	(100,000)	7.70
Outstanding as of April 29, 2017	1,084,000	$5.92	6.9	$—
Vested and expected to vest as of April 29, 2017	709,834	$7.79	6.9	$—
Exercisable as of April 29, 2017	709,834	$7.79	6.9	$—

The following is a summary of stock warrants activity during the thirteen weeks ended April 29, 2017:

	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in thousands)
Outstanding as of January 28, 2017	6,299,971	$11.80
Granted	—	—
Exercised	—	—
Forfeited	(2,133,332)	8.00
Outstanding as of April 29, 2017	4,166,639	$13.74	1.8	$—
Vested and expected to vest as of April 29, 2017	4,166,639	$13.74	1.8	$—
Exercisable as of April 29, 2017	4,166,639	$13.74	1.8	$—

Share-based compensation expense was less than $0.1 million during each of the thirteen-week periods ended April 29, 2017 and April 30, 2016.

NOTE 6 - REVOLVING CREDIT FACILITY AND NOTES PAYABLE TO AFFILIATES
The Company’s revolving credit facility and notes payable to affiliates consist of the following:

	April 29, 2017	January 28, 2017
	(in thousands)
Revolving credit facility, interest payable monthly, secured by a pledge of substantially all of the Company's assets	$4,517	$—
Subordinated notes payable-affiliates	125,366	125,366
	129,883	125,366
Less current portion	—	—
Total long-term debt	$129,883	$125,366

The Company has a revolving Senior Credit Facility with a syndicate of banks that is used for the Company’s general corporate purposes including working capital and capital expenditures. The maximum borrowing amount under the Senior Credit Facility is $175 million and the termination date is April 2019. Under this facility, which does not require amortization of principal, revolving loans may be drawn, repaid and reborrowed up to the amount available under a borrowing base calculated with reference to specified percentages of the Company’s credit card and trade receivables and inventory, which may be reduced by the lender in its reasonable discretion. The Company must maintain excess availability under the facility of at least $10 million. As of April 29, 2017, the Company had $80.1 million of net availability which includes $25 million for letters of credit.
Interest under the Senior Credit Facility is at variable rates plus specified margins that are determined based upon the Company’s excess availability from time to time. The Company is also required to pay monthly commitment fees based on the unused amount of the Senior Credit Facility and a monthly fee with respect to outstanding letters of credit. As of April 29, 2017, the interest rate on outstanding borrowings was 5.0%.
All obligations of the Company related to the Senior Credit Facility are secured by first priority perfected security interests in all personal and real property owned by the Company, including without limitation 100% (or, in the case of excluded foreign subsidiaries, 66%) of the outstanding equity interests in the subsidiaries. The Company is subject to customary limitations on its ability to, among other things, pay dividends and make distributions, make investments and enter into joint ventures, and dispose of assets. The Company was in compliance with all financial and operating covenants as of April 29, 2017.
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

These notes are subordinated to the Senior Credit Facility. No principal may be paid on any of them until three months after the Senior Credit Facility terminates and is paid in full, and payment of interest is subject to satisfaction of certain conditions, including the Company’s maintaining excess availability under the Senior Credit Facility of the greater of $17.5 million or 17.5% of the borrowing base certificate after giving effect to the payment, and a fixed charge coverage ratio, as defined in the credit agreement, of 1.1:1.0. Interest expense on these notes was approximately $2.1 million and $1.5 million for the thirteen-week periods ended April 29, 2017 and April 30, 2016, respectively, and is included in interest expense on the accompanying condensed consolidated statements of operations. No payments of principal or interest have been made on the QKD Note or the Nussdorf Trust Notes. On the 2004 Note, no payments of principal have been made and no interest payments have been made since October 2008. Accrued interest payable due at April 29, 2017 and January 28, 2017 on the Nussdorf Trust Notes, the QKD Note, and the 2004 Note was approximately $52.9 million and $50.8 million, respectively, and is included in other long-term liabilities on the accompanying condensed consolidated balance sheets as of April 29, 2017 and January 28, 2017, respectively.

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
The Company continues to provide a full valuation allowance against its net deferred tax assets due to the uncertainty as to when and if business conditions will improve sufficiently to enable it to utilize its deferred tax assets. The Company did not record a Federal or state tax expense for the thirteen-week periods ended April 29, 2017 and April 30, 2016, since the Company had a cumulative operating loss for each thirteen-week period.
During the thirteen weeks ended April 29, 2017, there were no changes to the liability for income tax associated with uncertain tax positions. The Company accrues interest related to unrecognized tax benefits as well as any related penalties in the income tax provision in its condensed consolidated statements of operations, which is consistent with the recognition of these items in prior reporting periods. The accrual for interest and penalties related to uncertain tax positions as of April 29, 2017 and January 28, 2017 was not significant.
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
During the thirteen-week periods ended April 29, 2017 and April 30, 2016 there were 5,250,639 and 7,135,556, respectively, potential shares of common stock which were excluded from the diluted loss per share calculation because the effect of including these potential shares would have been antidilutive.

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
As of April 29, 2017, the Company had no material financial assets or liabilities measured on a recurring basis at fair value. The Company measures certain assets at fair value on a non-recurring basis, specifically long-lived assets evaluated for impairment. No such impairments were recorded during the thirteen-week periods ended April 29, 2017 and April 30, 2016.
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

NOTE 10 - CONTINGENCIES
On February 21, 2017, Kiss Nail Products, Inc. (Plaintiff) sued Parlux and Roraj Trade, LLC (the licensor of Rihanna’s intellectual property), ("Defendants"), in the U.S. District Court for the Southern District of New York alleging both federal and state law trademark infringement and unfair competition arising out of Parlux’s sale and distribution of the “Kiss by Rihanna” fragrance. Plaintiff alleges that such sale and distribution infringes its “Kiss” mark on nail care and other beauty products. Plaintiff seeks, inter alia, to enjoin Defendants’ distribution and sales of the alleged offending products and seeks unspecified money damages as well as treble damages, attorneys’ fees, punitive damages and interest. Pursuant to an agreement between Parlux and Roraj, Parlux has agreed to defend and indemnify Roraj in this case. On April 19, 2017, the Defendants filed an Answer in the nature of a general denial along with Counterclaims seeking a declaratory judgment that Plaintiff has abandoned the mark with regard to perfume, fragrance, cologne and related fragrance products. Defendants are also seeking a declaration that they have not infringed any of Plaintiff’s marks. The Court has set a schedule which calls for the conclusion of fact and expert discovery on or about December 20, 2017, with dispositive motion practice likely to follow. The Court has also referred the case to a Magistrate Judge for a settlement conference.
In August 2015, the Company was named as a defendant in a class action filed in the Superior Court for the State of California, County of Ventura. The plaintiff, a former employee of Perfumania, sought to represent all current and former sales associates at California Perfumania stores. The complaint alleged various violations of California law related to wages, meal periods and wage statements, among other things. In October 2016, the parties agreed in principle on a settlement which has been submitted to the Court. The settlement proceeds will be deposited with the settlement administrator when the court provides its final approval, which is expected sometime in 2017. The Company accrued the estimated settlement of approximately $0.5 million during the thirteen weeks ended October 29, 2016.
In November 2015, the Company was named as a defendant in a putative class action in the U.S. District Court for the Southern District of Alabama. The complaint, and thereafter an amended complaint, alleged that the Company violated the Telephone Consumer Protection Act ("TCPA") by sending unsolicited facsimiles which advertised goods and/or services offered by the Company. The plaintiff sought to represent a nationwide class of all recipients of such unsolicited faxes for the period November 3, 2011 to the present. Plaintiff sought statutory damages of at least $500 per violative fax, plus other non-monetary relief. The parties agreed to mediate the matter, which resulted in a settlement in principle. A formal settlement agreement, on a class wide basis, was entered into in late November 2016. Defendants will obtain a release, on a class wide basis, from all members of the settlement class who do not opt out, back to January 2011. The settlement has been preliminarily approved by the Court and notice has been disseminated to potential class members, who had the opportunity to opt out of the class or to object to the settlement on or before March 31, 2017. No objections have been received, but there have been four opt-outs and various claims. The settlement will be presented to the Court for final approval at a hearing currently scheduled for June 29, 2017. Assuming final approval, claims will be submitted, reviewed, and paid as appropriate. It is expected that this process will be concluded during calendar 2017. The Company accrued the estimated settlement of approximately $0.5 million during the thirteen weeks ended October 29, 2016.
The Company is involved in various legal proceedings in the ordinary course of business. Management cannot presently predict the outcome of these matters, although management believes, based in part on the advice of counsel, that the ultimate resolution of these matters will not have a materially adverse effect on the Company's consolidated financial position, results of operations or cash flows. See also the discussion of litigation with licensor in Note 11 of this Form 10-Q.

NOTE 11 - RELATED-PARTY TRANSACTIONS
Glenn, Stephen and Arlene Nussdorf owned an aggregate 7,742,282 shares or approximately 50.0% of the total number of shares of the Company’s outstanding common stock as of April 29, 2017, excluding shares issuable upon exercise of certain warrants and not assuming the exercise of any outstanding options. Stephen Nussdorf has served as the Chairman of the

Company’s Board of Directors since February 2004 and Executive Chairman of the Board since April 2011. Glenn Nussdorf is a director of subsidiaries of the Company.
The Nussdorfs are officers and principals of Quality King, which distributes pharmaceuticals and health and beauty care products, and the Company’s President and Chief Executive Officer, Michael W. Katz, is also an executive of Quality King.
See Note 6 for a discussion of notes payable to affiliates.
Transactions With Affiliated Companies
Glenn Nussdorf has an ownership interest in Lighthouse Beauty Marketing, LLC, Lighthouse Beauty, LLC and Lighthouse Beauty KLO, LLC (collectively the "Lighthouse Companies"), all of which are manufacturers and distributors of prestige fragrances and have been suppliers to the Company.
The Company purchases merchandise from Jacavi Beauty Supply, LLC (“Jacavi”), a fragrance distributor. Jacavi's managing member is Rene Garcia. Rene Garcia, his family trusts and related entities are members of a group (the "Garcia Group") that owned an aggregate 2,211,269 shares, or approximately 14.3%, of the total number of shares of the Company's outstanding common stock as of April 29, 2017, excluding shares issuable upon exercise of certain warrants. See disclosures of merchandise purchases in the table below.
The Company sells merchandise to Reba Americas LLC ("Reba"), which distributes fragrances primarily in Puerto Rico and the Caribbean. Family trusts of Rene Garcia own 50% of Reba. Net sales to Reba were approximately $1.1 million and $0.7 million during the thirteen-week periods ended April 29, 2017 and April 30, 2016, respectively. The balance due from Reba as of April 29, 2017 and January 28, 2017 was approximately $0.6 million and $0.4 million, respectively, and is included in accounts receivable, net of allowances, on the accompanying condensed consolidated balance sheets. The Company also purchased certain merchandise from Reba during the thirteen-week periods ended April 29, 2017 and April 30, 2016.
The amounts due to these related companies are non-interest bearing and are included in accounts payable-affiliates in the accompanying condensed consolidated balance sheets. Transactions for merchandise purchases with these related companies during the thirteen-week periods ended April 29, 2017 and April 30, 2016 were as follows (in thousands):

	Total Purchases Thirteen Weeks Ended April 29, 2017	Total Purchases Thirteen Weeks Ended April 30, 2016	Balance Due April 29, 2017	Balance Due January 28, 2017

Lighthouse Companies	$—	$—	$90	$90
Jacavi	311	1,449	—	590
Quality King	—	13	—	—
Reba	—	122	357	337
	$311	$1,584	$447	$1,017

Glenn, Stephen and Arlene Nussdorf own GSN Trucking, Inc. (“GSN”) which provides general transportation and freight services. The Company periodically utilizes GSN to transport both inbound purchases of merchandise and outbound shipments to wholesale customers. There were no payments to GSN during the thirteen weeks ended April 29, 2017. During the thirteen weeks ended April 30, 2016, total payments to GSN for transportation services provided were less than $0.1 million. There was no balance due to GSN at April 29, 2017 or January 28, 2017.
Quality King leases a 560,000 square foot facility in Bellport, NY. The Company began occupying approximately half of this facility in December 2007 under a sublease that terminates on September 30, 2027 and this location serves as the Company’s principal offices. As of April 29, 2017, the monthly current sublease payments are approximately $240,000 and increase by 3% annually. Total payments by the Company to Quality King for this sublease were approximately $0.7 million during each of the thirteen-week periods ended April 29, 2017 and April 30, 2016, respectively.
The Company and Quality King are parties to a Services Agreement providing for the Company’s participation in certain third party arrangements at the Company’s respective share of Quality King’s cost, including allocated overhead, plus a 2% administrative fee, and the provision of legal services. The Company also shares with Quality King the economic benefit of the bulk rate contract that the Company has with UPS to ship Quality King’s merchandise and related items. The Services Agreement will terminate on thirty days’ written notice from either party. The expenses charged under these arrangements to the Company were $0.2 million during each of the thirteen-week periods ended April 29, 2017 and April 30, 2016. The balance due to Quality King for expenses charged under the Services Agreement was $0.1 million and less than $0.1 million at April 29, 2017 and January 28, 2017, respectively.
On April 18, 2012, Parlux, Artistic Brands Development LLC (“Artistic Brands”) (a company controlled by Rene Garcia), Shawn C. Carter (who is the beneficial owner of 10% of the Company’s common stock) and S. Carter Enterprises, LLC entered into a sublicense agreement and Artistic Brands, Shawn Carter and S. Carter Enterprises, LLC entered into a license agreement. In connection with these agreements, the Company issued to Artistic Brands and its designees, including Shawn Carter, warrants for the purchase of an aggregate of 1,599,999 shares of the Company's common stock at an exercise price of $8.00 per share. Pursuant to the license agreement, Artistic Brands obtained the exclusive right and license to manufacture, promote, distribute, and sell prestige fragrances and related products under the Jay-Z trademark. The initial term of the license agreement expires at the earlier of (i) five years following the first date on which licensed products are shipped and (ii) December 31, 2018. Artistic Brands has the right to renew the license agreement, so long as certain financial conditions are met and it has not otherwise breached the agreement. Pursuant to the license agreement, Artistic Brands agreed to make certain royalty payments, including certain guaranteed minimum royalties. Pursuant to the sublicense agreement, Artistic Brands sublicensed all rights granted under the license agreement to the Company, and in return the Company assumed all of Artistic Brands' obligations under the license agreement, including making all royalty payments and certain guaranteed minimum royalties owed to S. Carter Enterprises, LLC. No royalties have been paid during the thirteen weeks ended April 29, 2017 or April 30, 2016.
On January 25, 2016, the Company and Parlux filed a lawsuit against S. Carter Enterprises, LLC and Shawn C. Carter in the Supreme Court of the State of New York, County of New York. In general, the lawsuit alleges that the defendants have breached the license described above and related agreements by not acting timely or in good faith in approving products and launches under the license and not supporting the brand via personal appearances as required by the license. The lawsuit seeks a determination that such breaches undermine the essence of the license thereby warranting rescission of the license, return of the consideration paid on account of the license and related agreements, monetary damages, and other relief. On May 6, 2016, the defendants filed an answer in the nature of a general denial, with a counterclaim for, inter alia, amounts allegedly due to them under the license agreements in the amount of approximately $2.7 million. The Company has filed a reply to that counterclaim in the nature of a general denial. The Court has set a schedule which calls for the conclusion of fact and expert discovery by January 2018, with dispositive motion practice to follow. On May 5, 2017, the defendants filed a motion for partial summary judgment on their counterclaim. The Company submitted opposition papers on June 9, 2017, and defendants have until June 30 to submit reply papers. Thereafter, the motion will be presented to the Court on July 5, 2017.
The Company has announced that a special committee of our independent directors is considering various alternatives to address the Company’s financial condition. The special committee is considering the Company’s capital structure and possible alternatives that could result in value to all shareholders, and has contacted members of the Nussdorf family, our principal shareholders, to begin discussions over possible approaches. The Company does not have a defined timeline for the strategic review process, and there can be no assurance that it will result in any strategic alternative being announced or consummated.

NOTE 12 - SEGMENT INFORMATION
The Company operates in two industry segments, wholesale distribution and specialty retail sales of designer fragrance and related products. Management reviews segment information by segment and on a consolidated basis each month. Retail sales include sales through Perfumania retail stores, the SOW consignment business and the Company’s internet site, Perfumania.com. Wholesale sales include sales through QFG, Parlux and Five Star to unrelated customers. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in the Annual Report on Form 10-K for the fiscal year ended January 28, 2017. The Company’s chief operating decision maker, who is its Chief Executive Officer, assesses segment performance by reference to gross profit. Each of the segments has its own assets, liabilities, revenues and cost of goods sold. While each segment has certain unallocated operating expenses, these expenses are not reviewed by the chief operating decision maker on a segment basis, but rather on a consolidated basis. Financial information for these segments is summarized in the following table:

	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
	(in thousands)
Net sales:
Wholesale	$51,102	$53,464
Retail	46,794	51,675
	$97,896	$105,139
Gross profit:
Wholesale	$22,833	$25,440
Retail	22,136	26,329
	$44,969	$51,769

	April 29, 2017	January 28, 2017
Total assets:
Wholesale	$699,812	$681,055
Retail	368,466	364,117
	1,068,278	1,045,172
Eliminations (a)	(763,539)	(732,372)
Consolidated assets	$304,739	$312,800

(a)	Adjustment to eliminate intercompany receivables and investment in subsidiaries

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
Among the factors that could cause actual results, performance or achievement to differ materially from those described or implied in the forward-looking statements are our ability to service our obligations, our ability to comply with the covenants in our Senior Credit Facility, any deterioration of general economic conditions and weaker discretionary spending by consumers, due to various factors including the diminishing patronage by retail customers at malls where our stores are located and other factors included in our filings with the SEC. Copies of our SEC filings are available from the SEC or may be obtained upon request from us.
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

Net sales during the thirteen weeks ended April 29, 2017, our first quarter in fiscal 2017, decreased 6.9% compared to the first quarter of fiscal 2016. Our wholesale segment’s net sales decreased by 4.4% from the thirteen weeks ended April 30, 2016. During the year, wholesale sales fluctuate due to seasonal demand, new product launches, the size and timing of certain orders from our customers, additions or losses of brand distribution rights, changes in foreign exchange rates against the U.S. dollar and the timing of industry trade shows and, accordingly, sales and results of operations can vary significantly from quarter to quarter. Our retail segment’s net sales decreased by 9.4% from the thirteen weeks ended April 30, 2016 because of fewer Perfumania stores and lower comparable store sales compared with last year’s first quarter and the transition of SOW's former largest consignment account to a wholesale customer.
Gross profit during the thirteen weeks ended April 29, 2017 was $45.0 million, a decrease of 13.1% from the thirteen weeks ended April 30, 2016 . The decrease in gross profit was due to lower retail and wholesale net sales.
Total operating expenses were $52.5 million during the thirteen weeks ended April 29, 2017, a decrease of 7.0% compared to the thirteen weeks ended April 30, 2016. The decrease was attributable to lower Perfumania store occupancy costs, commissions, advertising and sales promotion expense and provision for bad debts.
Interest expense was $2.1 million and $1.7 million during the thirteen-week periods ended April 29, 2017 and April 30, 2016, respectively.
We did not record a tax provision during the thirteen-week periods ended April 29, 2017 and April 30, 2016 since we have operating losses for those periods. We record a full valuation allowance against all deferred tax assets, thus no income tax benefit was recorded during the thirteen-week periods ended April 29, 2017 and April 30, 2016.
As a result of the above, our net loss increased by 50.6% to $9.7 million during the first quarter of fiscal 2017 from $6.4 million during last year’s first quarter.
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

Comparison of the Thirteen Weeks Ended April 29, 2017 with the Thirteen Weeks Ended April 30, 2016.

Net Sales

	Thirteen Weeks Ended April 29, 2017	Percentage of Net Sales	Thirteen Weeks Ended April 30, 2016	Percentage of Net Sales	Dollar Change
	($ in thousands)
Wholesale	$51,102	52.2%	$53,464	50.9%	$(2,362)
Retail	46,794	47.8%	51,675	49.1%	(4,881)
Total net sales	$97,896	100%	$105,139	100%	$(7,243)

Net sales decreased 6.9% from $105.1 million in the thirteen weeks ended April 30, 2016 to $97.9 million in the thirteen weeks ended April 29, 2017. The decrease in sales included a $2.3 million decrease in wholesale sales and a $4.9 million decrease in retail sales.
Wholesale sales decreased by 4.4% from $53.4 million in the thirteen weeks ended April 30, 2016 to $51.1 million in the thirteen weeks ended April 29, 2017 due to lower demand by Parlux's customers. QFG's sales increased from $34.0 million in the thirteen weeks ended April 30, 2016 to $34.3 million in the thirteen weeks ended April 29, 2017. Parlux's sales decreased from $19.1 million in the thirteen weeks ended April 30, 2016 to $16.7 million in the thirteen weeks ended April 29, 2017 due to lower demand by United States department store customers.
Retail sales decreased by 9.4% from $51.7 million in the thirteen weeks ended April 30, 2016 to $46.8 million in the thirteen weeks ended April 29, 2017. Perfumania's retail sales decreased by $3.5 million and SOW's consignment sales decreased by $1.4 million.
Perfumania's retail sales decreased from $45.2 million in the thirteen weeks ended April 30, 2016 to $41.7 million in the thirteen weeks ended April 29, 2017. The decrease in Perfumania's sales was due primarily to fewer stores being operated. The average number of stores operated was 250 in the thirteen weeks ended April 29, 2017 and 306 in the thirteen weeks ended April 30, 2016. The reduction in store count is due to the closure of under-performing stores over the past eighteen months. Perfumania's comparable store sales decreased by 2.1% during the thirteen weeks ended April 29, 2017 from the same period in 2016 due to lower mall traffic. Comparable store sales measure sales from stores that have been open for one year or more. We exclude stores that are closed for renovation from comparable store sales from the month during which renovation commences until the first full month after reopening. The average retail price per unit sold during the thirteen weeks ended April 29, 2017 decreased by 9% from the prior year's comparable period due to more promotional pricing, while the total number of units sold increased by 1%.
We are focused on carefully managing and reducing Perfumania's physical retail store portfolio. We intend to strictly limit the number of new Perfumania store openings for the foreseeable future, and will focus on maximizing sales and store productivity and controlling expenses at existing stores. We are also accelerating the closure of under-performing stores and stores where we anticipate declining mall traffic and do not see the potential for long-term growth and profitability by exercising lease termination options included in certain store leases, choosing not to renew/extend leases on maturing leases and negotiating early lease terminations with landlords. We closed 47 stores during the thirteen weeks ended April 29, 2017.
SOW's consignment sales decreased from $6.5 million in the thirteen weeks ended April 30, 2016 to $5.1 million in the thirteen weeks ended April 29, 2017. The decrease in SOW's net sales is due to a decrease in sales of approximately $1.6 million during the thirteen weeks ended April 29, 2017 by Burlington Coat Factory ("Burlington"), formerly SOW's largest consignment account, which has been transitioned to be a wholesale customer of QFG. During the thirteen weeks ended April 29, 2017, sales by QFG to Burlington were approximately $2.3 million compared with $2.1 million during the comparable period in fiscal 2016.

Gross Profit

	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016	Dollar Change
	($ in thousands)
Wholesale	$22,833	$25,440	$(2,607)
Retail	22,136	26,329	(4,193)
Total gross profit	$44,969	$51,769	$(6,800)

Gross Profit Percentages

	Thirteen Weeks Ended April 29, 2017	Thirteen Weeks Ended April 30, 2016
Wholesale	44.7%	47.6%
Retail	47.3%	51.0%
Total gross profit percentage	45.9%	49.2%
Gross profit decreased 13.1% from $51.8 million in the thirteen weeks ended April 30, 2016 to $45.0 million in the thirteen weeks ended April 29, 2017.
QFG's gross profit dollars was $14.7 million during both thirteen-week periods ended April 30, 2016 and April 29, 2017. Parlux's gross profit dollars decreased from $10.8 million during the thirteen weeks ended April 30, 2016 to $8.1 million during the thirteen weeks ended April 29, 2017 due to lower net sales. Wholesale gross profit percentage decreased from 47.6% during the thirteen weeks ended April 30, 2016 to 44.7% during the thirteen weeks ended April 29, 2017.
Perfumania's retail gross profit dollars decreased from $22.3 million during the thirteen weeks ended April 30, 2016 to $18.7 million during the thirteen weeks ended April 29, 2017 due to lower net sales discussed above. For these same periods, Perfumania's retail gross margins were 49.4% and 44.8%, respectively. The decrease in gross margins is due to more promotional pricing at Perfumania stores.
SOW's gross profit dollars decreased from $4.0 million during the thirteen weeks ended April 30, 2016 to $3.4 million during the thirteen weeks ended April 29, 2017 primarily due to lower sales by SOW discussed above. For these same periods, SOW's gross margins were 68.0% and 62.0%, respectively.

Expenses
Selling, general and administrative expenses include payroll and related benefits for our distribution centers, sales, store operations, field management, purchasing and other corporate office and administrative personnel; rent, common area maintenance, real estate taxes and utilities for our stores, distribution centers and corporate office; advertising, consignment fees, sales promotion, royalties, insurance, supplies, freight out, certain costs related to the implementation of a new computer system and other administrative expenses. Selling, general and administrative expenses were $50.9 million in the thirteen weeks ended April 29, 2017, compared to $53.9 million in the thirteen weeks ended April 30, 2016. The decrease in selling, general and administrative expenses is attributable to lower Perfumania store occupancy costs due to the reduction in Perfumania's store count, lower sales commissions on consignment sales due to lower sales by SOW as discussed above, lower advertising expenses and lower bad debt expense offset by an increase in professional fees resulting from our review of the Company's business model described below. Included in selling, general and administrative expenses are expenses in connection with the Services Agreement with Quality King, which were $0.2 million during each of the thirteen-week periods ended April 29, 2017 and April 30, 2016.
Depreciation and amortization was approximately $1.5 million and $2.5 million in the thirteen-weeks periods ended April 29, 2017 and April 30, 2016, respectively.
Share-based compensation expense of less than $0.1 million during each of the thirteen-week periods ended April 29, 2017 and April 30, 2016 represents the expense incurred on outstanding stock options.
Interest expense was approximately $2.1 million and $1.7 million for the thirteen-week periods ended April 29, 2017 and April 30, 2016, respectively. The increase in interest expense is due to a higher average interest rate on notes payable to affiliates.
The Company did not record a tax provision during each of the thirteen-week periods ended April 29, 2017 and April 30, 2016 since the Company has cumulative pre-tax losses for the thirteen week periods.
As a result of the foregoing, we incurred net loss of approximately $9.7 million in the thirteen-week period ended April 29, 2017 compared to net loss of $6.4 million in the thirteen weeks ended April 30, 2016.
The customer trends affecting our recent performance are likely to continue to exert downward pressure on our revenues. We are reviewing and updating the Company’s sales strategy, including our business model and cost structure, to identify initiatives to reduce and align our overhead structure with our current business model, improve supply chain efficiency, optimize marketing spending, reduce expenses and improve operating results in the long-term. Among other strategies, we are accelerating closings of under-performing stores and working to increase e-commerce sales. We believe we can significantly increase our e-commerce penetration and establish the framework of a successful long-term e-commerce strategy. As customers increasingly shop across multiple channels, we continue to invest in these and other omni-channel initiatives in order to create a more seamless shopping experience for our customers. These strategic changes may have a material impact on our expenses in the nearer term but are intended to increase revenues. In addition, any changes, including changes to our capital structure, resulting from the independent directors’ review of our financial condition described below in “Liquidity and Capital Resources” may also have a material impact on our results of operations.

LIQUIDITY AND CAPITAL RESOURCES
Net cash used in operating activities during the thirteen weeks ended April 29, 2017 was approximately $9.5 million, compared with approximately $0.7 million used in operating activities during the thirteen weeks ended April 30, 2016. This increase in cash used in operations results from the increase in our net loss and changes in our working capital. The seasonality of our operations may lead to significant fluctuations in certain asset and liability accounts between fiscal year-end and subsequent interim periods.
Net cash used in investing activities was approximately $0.3 million in the thirteen weeks ended April 29, 2017 compared to $0.8 million in the thirteen weeks ended April 30, 2016. Investing activities during the thirteen weeks ended April 29, 2017 consisted of corporate and information technology enhancements. The decrease in cash used in investing activities resulted from less information technology spending during the thirteen weeks ended April 29, 2017 versus last year's comparative period and no new Perfumania store openings during the thirteen weeks ended April 29, 2017 compared with the thirteen weeks ended April 30, 2016. During the thirteen weeks ended April 29, 2017, Perfumania did not open any new stores and closed 47 stores compared with one new store and 11 store closures during the thirteen weeks ended April 30, 2016. We plan to open one store and continue to close under-performing stores during the remainder of fiscal 2017. We continue to evaluate the need to close, remodel or relocate existing stores.
Net cash provided by financing activities during the thirteen weeks ended April 29, 2017 was approximately $4.2 million, compared with $1.3 million used in financing activities for the thirteen weeks ended April 30, 2016. The $5.5 million increase in cash provided by financing activities is due primarily to higher borrowings under our bank line of credit. Our borrowings under our line of credit increased due to the increase in our net loss and the timing of payments to trade vendors during the thirteen weeks ended April 29, 2017 compared with the thirteen weeks ended April 30, 2016.
The Company has a $175 million revolving credit facility with a syndicate of banks (the “Senior Credit Facility”), which is used for the Company's general corporate purposes and those of its subsidiaries, including working capital. The Company and certain of its subsidiaries are co-borrowers under the Senior Credit Facility, and the Company’s other subsidiaries have guaranteed all of their obligations thereunder. The Company was in compliance with all financial and operating covenants under the Senior Credit facility as of April 29, 2017. As of April 29, 2017, the Company had $80.1 million available to borrow under the Senior Credit Facility which includes $25 million for letters of credit, based on the borrowing base at that date.
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
Our liquidity is impacted by a number of factors, including our sales levels, the amount of credit that our vendors extend to us and our borrowing capacity under our Senior Credit Facility. Our principal funding requirements are for inventory purchases, financing extended terms on accounts receivable, paying down accounts payable and debt, information system enhancements, and to a lesser extent, opening new stores and renovation of existing stores. These capital requirements generally have been satisfied through borrowings under the Senior Credit Facility and funds from operations. Based on current internal sales and cash flow projections, current vendor payable support and our projected available borrowing capacity under our Senior Credit Facility, as well as other initiatives to maximize cash flow, we believe that these resources will be adequate to meet our requirements in both the short and long-term.
In addition to the work on operational strategies described above, we have announced that a special committee of our independent directors is considering various alternatives to address the Company’s financial condition. The special committee is considering the Company’s capital structure and possible alternatives that could result in value to all shareholders, and has contacted members of the Nussdorf family, our principal shareholders, to begin discussions over possible approaches. The Company does not have a defined timeline for the strategic review process, and there can be no assurance that it will result in any strategic alternative being announced or consummated.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
Our condensed consolidated financial statements have been prepared in accordance with US GAAP. Preparation of these statements requires management to make judgments and estimates that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, management evaluates its estimates, including those related to bad debts, inventories, asset impairments, sales returns and allowances, income taxes and other contingent assets and liabilities. As such, some accounting policies have a significant impact on amounts reported in these financial statements. The judgments and estimates made can significantly affect results. Materially different amounts might be reported under different conditions or by using different assumptions. We consider an accounting policy to be critical if it is both important to the portrayal of our financial condition and results of operations, and requires significant judgment and estimates by management in its application. We have identified certain critical accounting policies that affect the significant estimates and judgments used in the preparation of its financial statements. There have been no significant changes to our critical accounting policies and estimates as discussed in our Annual Report on Form 10-K for the year ended January 28, 2017.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable

ITEM 4.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report (April 29, 2017), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
During the first quarter of fiscal 2017 there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
None.

ITEM 1A.	RISK FACTORS
The risk factors described in Item 1A to our Annual Report on Form 10-K for the year ended January 28, 2017 are supplemented with the following:
We are considering a restructuring of our operations and capital structure, which may have a material impact on our results of operations and on shareholders’ investments.
We have announced that we are reviewing and updating our operations, particularly including our retail businesses, with the goal of improving operating results in the long-term. Among other strategies, we are accelerating closings of under-performing stores and working to increase e-commerce sales. Any strategic changes resulting from this review may have a material impact on our results of operations.
We have also announced that a special committee of independent members of our Board of Directors has considered various alternatives to address our financial condition and capital structure and has contacted members of the Nussdorf family, our principal shareholders, to begin discussions over possible approaches that could result in value to all shareholders. No decision has been made by our Board, and there can be no assurance that any such alternatives would be undertaken. However, the result of this process may have a material impact on our capital structure and the shareholders’ investments.
We may be required to record impairments of long-lived assets relating to our retail operations.
Impairment testing of our retail stores' long-lived assets requires us to make estimates about our future performance and cash flows that are inherently uncertain. These estimates can be affected by numerous factors, including changes in economic conditions, our results of operations, and competitive conditions in the industry. During fiscal 2016, we recorded impairment charges related to our Perfumania retail stores of $5.6 million, and we also recorded an impairment charge of $1.3 million related to Perfumania's tradename. The failure of stores to achieve acceptable results and a restructuring of our operations and capital structure could result in additional store asset impairment charges and charges related to Perfumania's tradename in the future, which may have a material adverse impact on our business and financial results.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
On March 27, 2017, the Company entered into Indemnification Agreements in the form filed as Exhibit 10.1 to this form 10-Q with each of its directors and executive officers.

ITEM 6.	EXHIBITS
The exhibits listed in the following Exhibit Index are filed herewith.

3.1	Amended and Restated Articles of Incorporation, as amended through August 8, 2008 (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-K filed July 2, 2009).

3.2	Articles of Amendment to Amended and Restated Articles of Incorporation, filed April 17, 2012 (incorporated by reference to Exhibit 3.1 to the Company's Form 8-K filed April 19, 2012).

3.3	Bylaws (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No 33-46833)).

10.1	Form of Indemnification Agreement dated March 27, 2017 between the Company and each of its directors and executive officers.

31.1	Certification by Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PERFUMANIA HOLDINGS, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFUMANIA HOLDINGS, INC. (Registrant)

Date:	June 19, 2017	By:	By: /s/ Michael W. Katz
Michael W. Katz
President and Chief Executive Officer
(Principal Executive Officer)

		By:	By: /s/ Michael P. Nofi
Michael P. Nofi
Chief Financial Officer
(Principal Financial and Accounting Officer)